Form 10-K405
NOBEL EDUCATION DYNAMICS INC
filed 1995-03-31
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994

                         Commission File Number 1-1003

                        NOBEL EDUCATION DYNAMICS, INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                             22-2465204
          ------------------------------      -----------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)         Identification Number)

        Rose Tree Corporate Center II
     1400 N. Providence Road, Suite 3055
            Media, Pennsylvania                         19063
-------------------------------------------     ---------------------
 (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (610) 891-8200
                                                         ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                       None                            None
                  --------------                 --------------
                (Title of each class)        (Name of each exchange on
                                                     which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Common Stock, par value
                                $.001 per share
                                ---------------
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes X    No
                                                     -       -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 24, 1995, 15,595,063 shares of Common Stock were outstanding and the aggregate market value of the shares of Common Stock owned by non-affiliates (based upon the closing bid price of these shares on NASDAQ) was approximately $24,360,044. See Footnote (a) on page i.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
                                     ----

                               TABLE OF CONTENTS


            Item No.                                            Page
            --------                                            ----
                                    PART I
             1.    Business........................             1
             2.    Properties......................             10
             3.    Legal Proceedings...............             11
             4.    Submission of Matters to a Vote of Security
                   Holders.........................             11

                                    PART II

             5.    Market for Registrant's Common Equity and
                      Related Stockholder Matters..             12
             6.    Selected Financial Data.........             13
             7.    Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations...................             14
             8.    Financial Statements and Supplementary Data  20
             9.    Changes in and Disagreements with
                      Accountants on Accounting and Financial
                      Disclosure...................             20

                                   PART III


            10.    Directors and Executive Officers of the
                      Registrant...................             21
            11.    Executive Compensation..........             23
            12.    Security Ownership of Certain Beneficial
                      Owners and Management........             27
            13.    Certain Relationships and Related
                      Transactions.................             30

                                    PART IV

            14.    Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K......             31

FOOTNOTE (a). The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                                      (i)

                                    PART I


ITEM 1.  BUSINESS
-----------------

General
-------

Nobel Education Dynamics, Inc.'s (the "Company") business mission is to be one of the nation's leaders, if not the leader, in providing a quality, safe, private education alternative affordable for the middle income, working families of America. Initially, this education and development of children by Nobel will include pre-school children through junior high (eighth grade), under the name Merryhill Country Schools and Merryhill Preparatory Schools in the west, and eventually via Chesterbrook Academies in the east and midwest.

Currently Nobel operates thirty private schools in California as Merryhill Country Schools and forty-six day care and early development centers under the names Rocking Horse and Carefree in the east and midwest. The Rocking Horse and Carefree centers are scheduled to be upgraded over the next few years to Chesterbrook Academies. This upgrading will include the adoption of Merryhill's highly regarded education curriculums plus an upgrading of the educationally oriented equipment to be utilized by the children.

In addition, the Chesterbrook Academies will eventually offer grade levels up to eighth grade. Early learning and development will be a keystone to the preschools; for example, a standard educational curriculum which includes an introduction to a second language between the ages of two and three.
Utilization of state-of-the-art technologies, such as interactive CD Roms, are already being utilized within the Nobel school systems.

Nobel via its Merryhill and Chesterbrook school systems offers to the middle income, working families of America the quality and safety of private, well run schools, coupled with the programs and care required before and after school. Parents can leave their children at a Merryhill or Chesterbrook preschool or school knowing they are cared for throughout the day (6:30 a.m. to 6:00 p.m.), but with the added advantage of a quality education during the greater part of the day, for basically the same price as standard child care. Nobel will continue to provide quality, alternative infant care recognizing the overall needs of working families with young and/or multiple children.

Nobel's strategy is to position itself as an "education company" which may have a practical solution to a portion of the education problem in the United States.

The Company's strategy and financial strength has changed significantly since 1992 when there was a change in the management structure.

. The equity of the Company has increased from ($3.8 million) on 12/31/91 to $8.3 million at the end of 1994.

. Total Debt has decreased from $24.6 million on 12/31/91 to $9.6 million on 12/31/94.

. 1992, 1993 and 1994 have been the highest net income years in the Company's history, with 1994's being the highest, $2.3 million.

. The price of the Company's stock was $5/16 per share on 12/31/91 and reached $1.75 on March 6, 1995.

. The number and quality of the market makers in Nobel's stock continues to improve.

At the end of 1993 and into 1994, Nobel began its regrowth strategy after financially stabilizing the Company.

.     Opened new center in Virginia in September, 1993.

. Opened and/or acquired six new centers and schools in North Carolina, Illinois, and California in 1994.

. On March 10, 1995 acquired Carefree Learning Center, a subsidiary of Blue Shield adding eight additional operating centers to Nobel's base and three centers to be developed.

The Company's strategy is to continue to open new build-to-suit schools and to acquire appropriate, strategic schools and centers in its core growth areas and other identified growth market areas. In addition, Nobel plans to add services and products which will add ancillary income and improve overall operating margins.

Nobel intends to refinance the Company to provide more flexible senior debt and significant growth capital via additional equity and/or subordinated debt. Discussions are under way with several banks and several investment banking concerns relative to achieving the refinancing objectives.


Recent Developments.
--------------------

Acquisition of Carefree
-----------------------

On March 10, 1995, the Company acquired from Carefree Learning Centers, Inc. ("Carefree"), a Pennsylvania corporation and a subsidiary of Medical Service Association of Pennsylvania, doing business as Pennsylvania Blue Shield ("Pennsylvania Blue Shield"), Carefree's child day care business and operations, and substantially all of its other assets, other than real estate, used in the operation of Carefree's business. Additionally, the Company acquired from another subsidiary of Pennsylvania Blue Shield (i) a leasehold estate at which one of the child day care centers acquired from Carefree is currently in the permitted pre-development stage (the "Leasehold Estate"), which Leasehold Estate the Company contemporaneously assigned to one of its wholly-owned subsidiaries, and (ii) a leasehold interest in the land and buildings at which one of the child day care centers acquired from Carefree is currently under construction.

The child care business purchased from Carefree, which generated revenues of approximately $4,446,000 in 1994, consists of eight learning centers currently in operation, and three learning centers currently under construction or in the pre-development stage, all of which are located in Pennsylvania. The Company initially intends to continue to operate the acquired business under the Carefree Learning Centers name.

The purchase price for the business and assets acquired from Carefree consisted of (i) $500,000 in cash, (ii) a subordinated promissory note of the Company in the principal amount of approximately $1,585,000, and (iii) the assumption of certain other liabilities of Carefree in the amount of approximately $365,000.

Concurrently with the acquisition of Carefree's business and the Leasehold Estate, the Company and one of its wholly-owned subsidiaries entered into an Agreement of Sale (the "Agreement of Sale") with a subsidiary of Pennsylvania Blue Shield, pursuant to which the Company's subsidiary will acquire (i) the land and buildings on which four of the learning centers currently in operation and acquired from Carefree are located, and (ii) the land and buildings at which one of the child day care centers acquired from Carefree is currently under construction (collectively, the "Real Estate"). At the closing under the Agreement of Sale, the purchase price to be paid for the Real Estate will consist of (i) approximately $1,500,000 in cash, (ii) subordinated promissory notes of the Company in the aggregate principal amount of approximately $600,000, and (iii) the assumption by the Company of certain other liabilities of the Pennsylvania Blue Shield subsidiary in the amount of approximately $2,700,000. The Company anticipates closing its acquisition of the Real Estate within 60 days of the date of the Agreement of Sale. Following this closing, the Company anticipates selling all of the Real Estate to an investor group and then leasing the Real Estate from the investor group under long term leases. While discussions are underway between the Company and various investor groups for this purpose, there can be no assurances that the Company will enter into any such sale and leaseback arrangement.

The cash portion of the purchase price paid by the Company for the acquisition of Carefree's business was financed by drawing on the Company's existing line of credit with CoreStates Bank.

The Company proposes financing the purchase price for the acquisition of the Real Estate through a term loan in an amount up to $3,705,000 (the "Loan") with First Valley Bank ("First Valley") and through borrowings of approximately $1,500,000 under the Company's existing line of credit with CoreStates Bank.
The Loan will be secured by mortgage liens on the Real Estate, by assignments of the Registrant's subsidiary's rights to any future leases and licenses affecting any parcel of such Real Estate and by security interests in fixtures at any parcel of the Real Estate.


Private Placement of Preferred Stock
------------------------------------

On August 22, 1994, the Company completed a private placement of an aggregate of
2.5 million shares of Series C Convertible Preferred Stock, Series 1 Warrants for the purchase of up to 500,000 shares of the Company's Common Stock, and Series 2 Warrants for the purchase of up to 500,000 shares of the Company's Common Stock, for an aggregate purchase price of $2,500,000. The Preferred shares, with a par value of $.001, are convertible into Common Stock at an initial conversion rate, subject to adjustment, of one share of Common Stock for each shares of Series C Convertible Preferred Stock. The Series 1 Warrants become exercisable at $1.00 per share, subject to adjustment, on the first date on or after February 19, 1995 when the average fair market value of the Company's Common Stock, for each business day in the prior 6 months, equals or exceeds $1.75 per share. The Series 1 Warrants expire on August 19, 2001. The Series 2 Warrants become exercisable at $1.00 per share, subject to adjustment, on January 1, 1997; provided, however, that the Series 2 Warrants will expire prior to that date if the fair market value of the Company's Common Stock, for each business day in any period of 20 consecutive business days ending on or prior to December 31, 1996, equals or exceeds $3.00 per share. If the Series 2 Warrants have not expired prior to January 1, 1997 they expire on August 19, 2001. Pending their use for the development of new schools, possible strategic acquisitions and new products, the proceeds of this placement totaling approximately $2,458,000 after legal costs and other fees were used initially to reduce temporarily the balance of the Revolving Credit Loan II.

In conjunction with this transaction, the Board of Directors was increased to nine and Mr. John Martinson, Managing Partner of Edison Venture Fund (the majority purchaser of Series C Convertible Preferred Stock), joined the Company's Board of Directors in October of 1994.

Management
----------

In order to strengthen the management base of the Company, in August of 1994, the Board of Directors requested that A.J. Clegg and John Frock join the Company as full time employees, relinquishing their day-to-day activities at JBS Investment Banking. Mr. Clegg continues as Nobel's Chairman and CEO and Mr. Frock has become Executive Vice President, responsible for acquisitions, divestitures, new school and center development plus equity capital placement activities. Both Frock and Clegg previously performed their activities for the Company under an Administrative Services Agreement through JBS Investment Banking. The Company ceased paying fixed fees under the Administrative Service Agreement on August 1, 1994 when Frock and Clegg became full time employees. In conjunction with management consolidations, the Company relocated its corporate offices to Rose Tree Corporate Center II, 1400 N. Providence Road, Suite 3055, Media, Pennsylvania 19063.

Other Acquisitions
------------------

In November of 1994, the Company acquired the operations of Discovery School located in Lewisville, North Carolina. The purchase price totaled $380,000 consisting of $190,000 in cash and a $190,000 note payable over five years.

On April 5, 1994, the Company acquired the operations of American River Preparatory School in Sacramento, California. The school is a significant step in the expansion of Merryhill

Country Schools' grammar and junior high schools.
American River Prep has a capacity of 220 students and was opened in September of 1994.

School Center Openings
----------------------

During 1994, the Company opened three new schools and centers, one center located each in Illinois, Virginia and California. Additionally, the Company leased a former public school facility, Bennett Valley School in Santa Rosa, California, which opened in September of 1994 as a Merryhill School.

Divestiture Activity
--------------------

During 1994, the Company divested three centers located in the Southeast. On June 2, 1994, the Company divested its College Park center located in Georgia. The Company entered into a lease/purchase option agreement with respect to this site and sold it in December of 1994. On July 25, 1994 the Company divested two of its Rocking Horse centers by entering into lease/purchase option agreements with Children Today of Georgia/Florida, Inc.; one located in Florida, and one located in Georgia.

Financing Activity - In March of 1994 the Company's principal banking facilities
------------------
totaling $11,890,336 were extended to December 31, 1998 under more favorable and flexible terms. The Company is no longer restricted from opening new centers and schools as long as it meets its basic financial performance covenants.

In June of 1994 the Company's principal banks agreed to convert the outstanding balance of one of its term loans ($8,585,605) to a revolving credit line. This provides the Company with greater cash flexibility by allowing the Company to repay, without penalty, with excess cash beyond required debt service, and then have the right to reborrow again up to the limit of the revolving credit loan.

During the twelve months ended December 31, 1994, the principal balance of the Company's total debt facilities was reduced $3,835,322 from $13,449,229 as of December 31, 1993 to $9,613,907 as of December 31, 1994.

In order to appeal the judgment entered against the Company in the litigation with Bright and Sell described under Part II, Legal Proceedings, the Company was required to post security with the court for payment of the judgment in the event it is not overturned on appeal. The Company posted the required security by arranging for the issuance of a letter of credit by its bank in the amount of $600,000 pursuant to a Fourth Amendment of the Loan Agreement. Accordingly, the available balance of the Company's Revolving Line of Credit was reduced to $400,000.

Catalogue
---------

During 1994, the Company test marketed an educational product catalogue. Start-up costs totaling approximately $300,000 for a catalogue design and inventory were funded primarily through cash from operations. The catalogue performed below management's expectations. Currently the Company is reviewing several strategic alternatives. The Company does not anticipate a material amount of cash to be allocated to the catalogue in 1995.

Company Background
------------------

1986-1991
---------

Under the previous Management, the Company's growth during the period from 1986 to 1991 was accomplished primarily through acquisitions of established child care centers or child care companies and private schools. These acquisitions were financed with debt rather than equity. Many of the child care centers located in Florida, Georgia and South Carolina were in mature markets. Typically, a mature center is 5 to 15 years old and is characterized by flat enrollment trends, modest revenue increases or flat revenues, positive cash flow and operating profit leading to little potential for increased cash flow or profit from such centers.

In 1989 the company completed the acquisitions of Children's Park, Incorporated ("Children's Park") in North Carolina and Merryhill Schools, Inc. ("Merryhill") in California. These purchases gave the Company access to two new geographic markets with significant growth potential. Most of the child care centers and elementary schools operated by Children's Park and Merryhill, respectively, were opened within the six years prior to their acquisition by the Company. These 1989 acquisitions were financed by borrowings of approximately $10 million under the Company's primary senior credit facilities. The Company had intended to replace this debt with additional equity to be obtained from a proposed 1989 public offering. As a result of adverse changes and internal problems of the underwriter, the Company was forced to cancel the offering. Although the Company continued to explore various alternative avenues for raising additional equity capital, it was unable to obtain alternative equity financing to replace this debt.

As a result of the Company's inability to secure equity financing in 1990, the Company was notified on April 9, 1991 that it was in default under its senior credit facilities. This default plus the existence of many mature centers within the Company forced the Company to seek outside equity financing.

1992-1994
---------

On March 29, 1992, the Company issued 4,000,000 shares of the Company's Common Stock at $.50 per share (the "Shares") and warrants to purchase an additional 1,100,000 shares stock at $.50 (the "Warrants") in a private placement to a limited number of accredited investors (the "Offering"). This placement brought $2 million dollars, less transaction costs, of equity infusion into the Company, which provided the basis to refinance its principal senior debt facility.

Pursuant to a Stock and Warrant Purchase Agreement dated April 14, 1992 (the "Purchase Agreement") between the Company and JBS Investment Banking, Ltd. ("JBS"), JBS purchased in the Offering 400,000 of the Company's shares and a warrant to purchase an additional 750,000 shares of the Company's Common Stock. The aggregate consideration, the source of which was operating capital of JBS, for the Shares and the Warrant was $200,083. Upon the closing of the transaction with JBS, the Company entered into a three (3) year management agreement with JBS (the "Administrative Services Agreement") pursuant to which JBS undertook to provide management advisory services to the Company for which it received management fees from the Company. Simultaneously, the Company's management team was reorganized with A.J. Clegg, Chairman/Chief Executive Officer and controlling stockholder of JBS, becoming the Chairman and Chief Executive Officer of the Company. Pursuant to the Administrative Services Agreement, the Company also agreed that during the term of the Agreement, JBS would have the right to designate four of eight directors of the Company. Accordingly, at the time of the Closing, the size of the Company's Board of Directors was increased from five to eight Directors.

Additionally, in connection with the offering, the Company granted certain rights to the purchasers of the Shares to require the Company to register their Shares and the Shares issuable upon the exercise of the Warrants under the Securities Act of 1933, at the Company's expense. A registration statement was filed in February of 1994 registering these shares for resale by their holders.

On May 29, 1992, in connection with the Offering and Administrative Services Agreement, the Company, in conjunction with JBS, was able to restructure its indebtedness under its loan agreements with its senior lenders. As a result of this restructuring the Company was no longer in default under its credit facility and various milestones were agreed upon, the attainment of which would allow for the extension of the loan repayment which maturities have been extended as described under Item 1. Additionally, as part of the restructuring, the banks forgave $558,000 of default interest and penalties.

As a result of the loan default described above, the Company adopted a business plan which included the divestitures of certain centers. This business plan was refined and expanded following the Offering and the Administrative Services Agreement with JBS and became the basis upon which the Company's credit facilities were restructured in 1992.

During 1993 and 1994, the Company made significant progress with its divestiture plan. The plan included the divestiture of forty-eight (48) centers located in Florida, Georgia and South Carolina, one center in New Jersey which was not maintaining positive cash flow, and divestiture of seven centers in Georgia and Florida developed for the Company but not operated. As of December 31, 1994, the Company has sold twenty-one (21) centers; leased, with the option to purchase, four centers; terminated the leases of seven centers; assigned or subleased five centers; merged one center into another; closed three centers and is currently operating seven (7) of the forty-eight (48) centers. Of the seven centers developed for the Company but not operated, management has assigned all of the properties which were leased and the one owned center was sold. In connection with the implementation of this divestiture plan, the Company incurred substantial charges in fiscal years 1990 and 1991 because the Company could not realize a full return on these divestitures and in many cases the centers had been revalued at a level below the historical cost basis. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Such divestitures allowed the Company to concentrate its capital resources in markets with greater growth potential, primarily in the Middle Atlantic Region, Midwest and California. In addition, the divestiture of these centers has enabled the Company to repay a substantial portion of its bank debt.

The Company strengthened its management team in 1994 and 1993. In January of 1993, F.E. Montgomery was hired as President and Chief Operating Officer to manage operations and add expertise in education in addition to child care. Mr. Montgomery replaced Mr. Douglas E. Carneal. On April 26, 1993, Mr. Wally T. Orrel was hired as Vice President of Rocking Horse Child Care Division. On May 31, 1993, Mr. Scott Clegg was hired as Vice President of Merryhill Country Schools. In September, Merryhill enhanced its educational expertise by appointing Dr. Mary Jane Pearson as the Director of Education. Dr. Pearson had been previously selected as Educator of the Year in California. On August 1, 1994, Mr. A.J. Clegg and Mr. John Frock joined the Company as full time employees relinquishing their duties at JBS. Mr. Clegg is the Chairman and Chief Executive Officer and Mr. Frock is Executive Vice President of Corporate Development. Mr. Clegg and Mr. Frock were previously involved with the Company via the Administrative Service Agreement with JBS as described above. In February of 1995, F.E. Montgomery's employment as President and Chief Operating Officer terminated and Mr. Montgomery is pursuing other interests. Mr. Clegg assumed the duties as President. Mr. Orrel was promoted to Executive Vice President.

In 1993 the Company raised $2.4 million of equity through the private placement of Series A Convertible Preferred Stock. The stock bears a dividend rate of 8% and were issued at $1.00 per share. The proceeds were used primarily to reduce debt.

During 1994, the Company raised $2.5 million of equity through the private placement of Series C Convertible Preferred Stock and warrants to purchase common stock. (See recent developments). The proceeds of the funds are intended to fund growth via acquisitions and/or new school development. In March of 1995, the Company acquired the operations of the Carefree Learning Centers. $500,000 of the funds raised through the $2.5 million private placement of Series C Preferred Stock was used for the acquisition. The remaining portion of the funds will be used to acquire the assets and liabilities of the Keystone Real Estate Company which leases four centers to Carefree and other acquisitions.

General Description of Company's Business
-----------------------------------------

The Company provides high quality, child care, preschool and private school education and development to children that is affordable to the middle income working families. With an innovative, educational philosophy, the Company provides through its Rocking Horse Division, child care services and early childhood education primarily for children between 6 weeks and 5 years of age and through its Merryhill Division, preschool, elementary and junior high
education for children up to 14 years of age.   The Company's private schools
are currently located in California, but in 1995, private schools will expand to the East. Under the name Chesterbrook Academy, Nobel will open (4) new schools and convert (6) existing Rocking Horse Child Care centers. This will begin the process of bringing the Merryhill school system to the East. The Chesterbrook Academy school system will have preschool through kindergarten and in selected areas, the first grade. The Company plans to grow Chesterbrook Academy in the image of the Merryhill school system eventually providing education up to eighth grade.

The educational philosophy of Merryhill and Chesterbrook Academy is based on innovative techniques which encompass an introduction of a second language for children between the ages of two and three with full immersion into a second language by first grade. Children develop computer skills at an early age through the use of networks such as Prodigy and interactive learning via CD Roms. Quality, proprietary curriculums which are developed by experienced education personnel are instituted consistently throughout Nobel's school systems. The Company believes small class sizes are a basic ingredient of its quality education.

Each of the Company's programs stress the development of the "whole" child. Every child's physical, social, emotional and intellectual growth is encouraged through a balanced program. The programs also recognize that each child develops according to his or her own abilities and timetable. Children are inspired to proceed at their own rate and advance to higher conceptual and skill level.

In addition, the Company offers supplemental programs which include field trips to such places as zoos, libraries, museums and parks, along with classroom presentations by parents and other volunteers. To better enhance the child's physical, social, emotional and intellectual growth, the facilities have developed fee-based programs specifically tailored to provide such ancillary activities as computer instruction, dance, gymnastics and music lessons. Schools and centers are open for visits by parents.

The developmental program also encourages interaction with adults and peers. Through experiences with others, children clarify their thoughts and perceptions, develop appropriate social skills and encounter the satisfaction derived from working cooperatively with others. As they participate in the programs, the children are supported in their efforts to make decisions, think creatively and solve problems. Children are encouraged to become confident and competent individuals where learning is fun and exciting.

The Company's programs are implemented by some of the industry's most successful principals and directors and their faculty. They foster open communication, teamwork and the attention to detail required to provide a superior service.
The Company expects and receives extraordinary efforts from the faculty and management team. In turn, the Company provides and excellent working environment where employees can reach their potential and outstanding performance is recognized and rewarded.

The Company is committed to maintaining close relationships between the schools and centers and the families they serve. Parents are encouraged to share feelings, concerns, and suggestions about their child's care and educational progress. They are invited to visit and participate in programs as often as possible. Scheduled conferences are available to discuss each child's progress with the teacher. Daily information sheets keep parents informed of infant and toddler activities. Newsletters are sent home regularly. Social meetings and programs of interest are held periodically for parents and friends. Parent/teacher organizations are incorporated as part of the participation environment.

The Rocking Horse Child Care Centers are open year round, from 6:30 a.m. until 6:00 p.m., excluding six observed holidays. Facilities typically consist of classrooms, outdoor play areas, an office, bathrooms and kitchen where lunch and snacks are prepared. They are generally equipped with one or more vans, which are used for transportation of school-age children to and from public schools and for field trips. The average facility has 6,500 square feet of space and is situated on one acre of land.

Merryhill Country Schools are open and supervised daily from 6:30 A.M. to 6:00 P.M., excluding the ten observed holidays. The academic program begins at approximately 9:00 A.M. for kindergarten through third grade students and 8:45 A.M. for grades fourth through eighth, and ends at 3:30 for all students. The Extended Day Enrichment Program allows students to participate in a number of supervised activities before and after school. Depending upon their ages and interest, children may select from a variety of activities such as scouts, chorus, study hall, arts and crafts, gymnastics, band, computers, piano lessons, ballet and tap dancing and a variety of sports activities. In addition, each student participates in a musical production during the school year. The curriculum at Merryhill Country Schools is designed to assist students in mastering the basic academic subjects, thus setting a firm foundation for a well-rounded education. The development of strong study habits, good citizenship, and an appreciation of our American heritage is essential in reaching this objective. A comprehensive reading program, beginning in kindergarten, is emphasized. In addition, basic curriculum includes English (grammar, composition, penmanship and spelling), mathematics, social studies, geography and science. Foreign languages, music, art and physical education are also an integral part of the curriculum at Merryhill Country Schools.

As of March 25, 1995, the aggregate licensed capacity at the Company's seventy-six (76) schools and centers exceeded 10,300 children or approximately 136 children per school or center.

Operations.  In order to maintain uniform standards, each school and center
----------
shares consistent educational goals and operating procedures. School/center functions are guided by operations manuals that are reviewed and updated periodically. Corporate management visits all schools and centers on a regular basis to review program and facility quality.

Principals and directors submit financial reports to the Company's corporate office and to appropriate district and regional managers each week. These reports include data on current enrollment, attendance, labor costs and cash receipts. Corporate office personnel then review each report and prepare weekly combined records by district, region and for the Company in total. Weekly tuition rates and utilization rates are continually monitored. Each school and center is measured on a monthly basis versus its individual business plan.

Marketing and Customers.  The Company's management believes that Nobel has a
-----------------------
unique position in the marketplace and has implemented a marketing strategy to capitalize on this niche. Utilizing the Merryhill Country Schools concept and strategy from the West, Nobel under the name of Chesterbrook Academy in the East, will differentiate itself from the child care providers. Though its understanding of the educational developmental needs of children, Merryhill and Chesterbrook will provide such development beginning at the preschool level. Educational development is being stressed in contrast with competition in the field in child care. Nobel is being marketed as an education-oriented company that is in the early childhood development and private school industry. The Company's monthly charges for a full-time student with extended care service range from $250 - $750 per child, depending upon the age of the child and the geographic area.

The Company generates the majority of new enrollments from its excellent reputation in the community and word-of-mouth recommendations of parents. The Company also markets its services through display ads, listings in local print and radio media and through distribution of promotional materials in residential areas. Marketing campaigns are conducted in the winter, spring and fall primarily at the local level by the Company's directors and principals. In addition, marketing programs such as mass mailings and media advertising are conducted from the various regional offices.

Industry and Competition.  The consumer market for education and educational
------------------------
products is estimated at $50 billion and growing at an annual 6%-7% rate. The Company plans to capitalize on this market through the Merryhill and Chesterbrook Academy subsidiaries and possibly through other educational services. The child care industry, estimated to be approximately $20 billion, has experienced rapid growth as the number of working women with young children has increased. The Company anticipates that this growth will continue in the foreseeable future.

Merryhill Country Schools is believed to be one of the largest private school systems with 30 schools. Merryhill competes with other smaller for-profit private schools, against some non-profit schools, and also is competing for students with public school systems. Merryhill, in its own market, has the reputation as a quality leader in education. The public school market is estimated to be 81,859 schools in total, of which 59,258 are elementary, 20,120 are secondary, and 2,481 are combined schools. Spending for public elementary and secondary schools has grown steadily, from $279.4 billion in 1992-1993 to $295.2 billion in 1993-1994.

The private school market is estimated to be 24,690 schools, of which 15,701 are elementary, 2,467 are secondary, and 6,528 are combined. Of these schools, 4,483 are non-sectarian, 8,731 are Catholic schools, and 11,476 are religious (non-Catholic) schools. Spending for the private school market is expected to continue growing in sales dollars. It is estimated that spending will grow from $2.4 billion in 1986 to $8.6 billion in 1996.

The child care industry in which Rocking Horse Child Care Centers competes is highly fragmented. The six largest for-profit companies in the industry operate approximately 2,840 centers, which represent 5% of the estimated 57,000 licensed centers in the United States. The remaining 95% of the market is served principally by not-for-profit child care providers, smaller for-profit providers, in-home individual child care providers and corporations that provide child care for their employees. The five largest for-profit child care companies in the industry, based on annual revenues, are Kinder-Care Learning Centers, Inc., La Petite Academy, Inc., Children's World Learning Centers, Inc., Childtime Childcare, Inc., and Children's Discovery Centers.

The Company's competition varies from market to market. In some areas, the Company's primary competitors are nursery schools and other child care providers operated by church affiliated and other not-for-profit organizations. In other local markets, the Company competes with the large for-profit child care providers, such as Kinder-Care Learning Centers, Inc. and La Petite Academy, Inc.

Some not-for-profit centers charge less for their services than the Company. The Company believes, however, that it is able to compete successfully by offering professionally developed educational and recreational programs, well equipped facilities, trained teachers and a broad range of services, including transportation and infant care. Many of these services are not offered by the not-for-profit centers and small for-profit providers because of their smaller staffs and limited financial resources.

The large for-profit child care companies have greater financial resources and much greater national exposure and awareness; however, Nobel believes this creates as much a negative as a positive benefit. Merryhill Country Schools, Rocking Horse and soon to be Chesterbrook Academy is focused only on a regional base and more specifically to the community it serves. Nobel continues to stay on the cutting edge of early childhood development and thereby continues to differentiate itself from the child care providers. Through customer requests and research, the Company believes parents desire to give their child the best educational advantage available and our commitment is to continue our leadership role.

Each school and center is staffed with a principal or director, teachers and teaching assistants. Principals and directors are supervised by district, regional or area managers. The principal or director is critical to the success of the school and is provided with ongoing training. Principals and directors have responsibility for: (i) maintaining the quality of educational services delivered at their school, (ii) recommending pricing strategy based upon school location and local area demographics, (iii) personnel management, (iv) sales and marketing strategy for their location, and (v) fiscal management. Teachers and teaching assistants are responsible for supervising as well as implementing the educational programs offered by the Company.

The Company generally hires experienced individuals and attempts to promote from within. Employment applicants are thoroughly reviewed with background checks made to verify accurate employment history and establish background, reputation and character. After hiring, the faculty are reviewed and evaluated annually both through formal evaluation and market surveys. In addition, all principals and directors are eligible for incentive compensation based on the profitability of their school.

Minimum ratios of teacher to children, range from a one to four ratio for infants to a one to twenty-two ratio for school-age children, are regulated by state law and therefore differ from state to state. On March 25, 1995, the Company employed approximately 1500 persons, approximately 500 of which were employed on a part-time basis.

Regulation.  Child care centers and schools are subject to a variety of state
----------
and local regulations and licensing requirements. Although these regulations and licensing requirements vary greatly from jurisdiction to jurisdiction, the governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards and the qualifications of the Company's personnel.

Insurance.  The Company currently maintains comprehensive general liability
---------
insurance, workers compensation, automobile liability, property, excess umbrella liability and student accident. The policies provide for a variety of coverage and are subject to various limits. Child care companies however, may not be able to obtain insurance for the total risks inherent in their operations. Some forms of child abuse have sublimits per claim in the general liability coverage. The Company carries fire and other casualty insurance on its centers and liability insurance in amounts which management feels are adequate for its operations in the foreseeable future.

New Center and School Development.
---------------------------------

Management expects a significant portion of the growth of the Company, for the next few years, to be through the opening of new schools. In January of 1994, the Company opened two new centers; one in North Carolina and one in Illinois, and in August the Company opened a new preschool in California. The Company plans to open six more preschools or private schools under the name of Chesterbrook Academy or Merryhill in 1995.

New school development offers an attractive growth opportunity for the Company to expand into both new and existing markets. Proposed development sites are presented to the Company through a network of developers across the United States, including New Jersey, Illinois, Pennsylvania, California, North Carolina, Virginia, Maryland, Washington and Nevada. Management has been successful in opening the new centers and schools and is considering increasing the number of planned new schools in 1996-1999. Currently the Company is seeking alternative sources of capital so that management can control their ability to develop and build new schools.

Typically, new schools are single-story stand alone structures situated on approximately one and a quarter acres of land, and are located near residential neighborhoods. The Company carefully evaluates all proposed development sites and makes a selection based on a variety of criteria, including: i) the number and age of children living in proximity to the site, ii) family income data,
iii) incidence of two-wage earner and single parent families, iv) traffic patterns, v) wage and fixed cost structure, vi) competition, vii) price elasticity, and viii) family education data. The Company historically has had significant success in the new centers it has opened.


ITEM 2.  PROPERTIES
-------------------

At December 31, 1994, the Company operated sixty-eight (68) centers and schools in eleven (11) states. At March 24, 1995 the number of centers and schools totaled seventy-six (76), located in eleven (11) states. The Company's centers generally are located in suburban settings. The Company owns the land and buildings for twelve centers and schools it operates. All such properties are subject to mortgages on the real property. In addition, one center is run by a majority-owned subsidiary and operated jointly with a sponsoring employer. This subsidiary leases the buildings from a third party and operates them under a ground lease from the employer. The ground lease expires in May 1996. The remaining fifty five centers and schools are leased under long-term leases which are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators. See "Certain Relationships and Related Transactions."

At March 24, 1995, the Company operated thirty (30) schools in California, one child care center in Delaware, one center in Florida, six centers in Illinois, one center in Maine, six centers in New Jersey, nine centers in North Carolina, thirteen centers in Pennsylvania, six centers in South Carolina and three centers in Northern Virginia.

The Company owns one undeveloped parcel of land which it intends to develop as a school. The Company currently owns the land and building of three properties in Florida and Georgia of which two are leased to tenants with an option to purchase and one center is closed. The Company intends to sell the closed center. In addition, the Company leases one closed center and is attempting to assign this lease. The Company leases 9,163 square feet of space for its corporate offices in Media, Pennsylvania. The lease expires in the year 2001.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In February, 1993, Douglas E. Carneal, former Chief Operating Officer of the Company, filed suit in the Court of Common Pleas for Chester County, Pennsylvania against the Company, certain officers and directors, and other persons arising out of a dispute over amounts which were paid to Mr. Carneal following his termination from the Company. In that action, Mr. Carneal claims that the Company is in breach of an agreement to cause a loan which he obtained to purchase Company stock to be non-recourse. He further claims that his termination payments were not made in accordance with his employment contract, and that he is entitled to accrued but unpaid vacation. The Company filed preliminary objection to Carneal's complaint, some of which were sustained. The Chester County, Pennsylvania Court of Common Pleas dismissed several of the claims filed by Douglas Carneal against the Company, allowing him to replead some of those claims. Carneal filed an amended Complaint. After objections to the amended complaint were dismissed, the Company filed an answer denying Mr. Carneal's claims and filed a counterclaim against him seeking damages for his alleged mismanagement of the Company. Mr. Carneal filed objections to that counterclaim. A decision of the Court is pending.

In December, 1994, the Company brought a separate action against Mr. Carneal in the Court of Common Pleas for Chester County, Pennsylvania, seeking damages for his mismanagement of the Company. Mr. Carneal removed that action to the United States District Court for the Eastern District of Pennsylvania and filed an answer and a counterclaim asserting the same claims he had asserted in his earlier action in Chester County, Pennsylvania. The Company has moved to dismiss much of Mr. Carneal's counterclaim. A decision of the court is pending.

In May 1993, Julie Sell and Michael Bright, former executives of the Company, commenced a suit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company breached its contractual duty to pay them salary increases, bonuses and severance pay under the Company's Executive Severance Pay Plan. On September 15, 1994, the United States District Court for the Eastern District of Pennsylvania entered a judgment against the Company and in favor of Julie Sell and Michael Bright in the combined amount of $406,000. The Company has appealed this decision to the United States Court of Appeals for the Third Circuit.

The Company is engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters above will not have a material adverse effect on the Company's consolidated financial position or results of operations. The significance of these matters on the Company's future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    Part II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Information.
------------------

The table below sets forth the quarterly high and low bid prices for the Company's Common Stock as reported by The National Association of Securities Dealers (NASD) for the period June 15, 1993 through the present December 31, 1994 and for the first quarter to date in 1995. From January 1, 1993 through June 15, 1993, the quarterly high and low bid prices are as reported by the Electronic Bulletin Board System. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                        High      Low

              1993
                 First Quarter........$ 1         $  3/8
                 Second Quarter.......  7/8         15/32
                 Third Quarter........  1 1/16      9/16
                 Fourth Quarter.......  7/8         11/16

              1994
                 First Quarter........$ 1 7/16    $  3/4
                 Second Quarter.......  1 3/8        1
                 Third Quarter........  1 7/32       1
                 Fourth Quarter.......  1 5/32       15/16

              1995
                 First Quarter........$ 1 3/4     $  1
                 As of 3/24/95

Holders.  At March 24, 1995 there were approximately 625 holders of record of
-------
shares of Common Stock.

Dividend Policy.  The Company has never paid a dividend on its Common Stock and
---------------
does not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, the Company intends to retain its earnings in order to finance its ongoing operations and to develop and expand its business. The Company's credit facility with its lenders prohibits the Company from paying dividends on its common stock or making other cash distributions without the lenders' consent. Additionally, in connection with the private placement of the Series C Convertible Preferred stock to Edison Venture Fund, the Company is prohibited from paying cash dividends on its common stock as follows, 1) in accordance with the bank agreement and 2) the amount of such dividend paid or declared must be less than or equal to 50% of operating income less income tax.

During the period June 1 through July 20, 1993, the Company issued 2,484,320 shares of its Preferred Stock which bears a dividend of 8% per annum, payable quarterly. Dividends of $7,314, $49,686, and $49,686 were paid on the Preferred Stock on June, 30, 1993, September 30, 1993 and December 31, 1993, respectively, an aggregate of $106,686 during 1993. Dividends totaling $198,555 or $49,639 in each quarter were paid in 1994.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth selected historical financial data of the Company. This data should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                         Year ended December 31,
                                            1994       1993      1992      1991       1990
                                                   (in thousands except per share data)
Operating Data:
Revenue                                    $34,372   $32,594   $33,498   $ 34,665   $ 35,808
Center operating expenses...............    28,161    26,543    27,036     28,139     29,998
Center operating profit.................     6,211     6,051     6,462      6,526      5,810
General and administrative
  expenses..............................     2,896     2,555     2,946      2,376      3,484
Restructuring charge....................         -         -         -      4,821      4,875
Operating income (loss).................     3,315     3,496     3,516       (671)    (2,549)
Interest expense........................     1,223     1,718     1,729      3,220      3,910
Other (income) expense                         107       (39)     (117)       (30)      (108)
Minority interest                               83        88        63        (36)        54
Income (loss) before income
  taxes                                      1,902     1,729     1,841     (3,825)    (6,405)
Income tax (benefit) expense                  (438)       21        36          -          -
Net income (loss)                            2,340     1,708     1,805     (3,825)    (6,405)

Preferred Dividends                            199       107         -          -          -
Net income available to
  Common Shareholders                      $ 2,141   $ 1,601   $ 1,805   $ (3,825)  $ (6,405)
Primary earnings (loss) per share
                                           $  0.13   $  0.10   $  0.12     $(0.33)    $(0.08)
Fully diluted earnings (loss)
  per share                                $  0.12   $  0.10   $  0.12     $(0.33)    $(0.08)

                                                         Year ended December 31,
                                              1994      1993      1992       1991       1990
Balance Sheet Data:
Working Capital (deficit)...............   $(4,197)  $(3,114)  $(3,996)  $(25,715)  $(26,905)
Total assets............................    23,234    22,613    24,226     27,355     32,541
Short-term debt and current
  portion of long-term debt.............     1,768       905     1,523     21,403     22,320
Long-term debt..........................     7,846    12,545    17,733      3,216      3,307
Shareholders' equity (deficit)..........   $ 8,298   $ 3,732   $  (279)  $ (3,784)  $     51

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Item 1. Business-Recent Developments concerning information relating to the Private Placement of Series C Preferred Stock, the extension of the maturity of the Company's debt with its senior lenders and the acquisition of Carefree.

Results of Operations
---------------------

Fiscal Year 1994 Compared to Fiscal Year 1993
---------------------------------------------

As of December 31, 1993, the Company operated 66 child care centers. During the year ended December 31, 1994, the Company divested three centers, terminated the lease of one school, opened three new centers and schools, and acquired 3 additional centers and schools. At December 31, 1994, the Company operated 68 schools and centers. During the three months ended March 30, 1995, the Company acquired a chain of centers, the Carefree Learning Centers which consists of eight operating centers and three new sites to be opened during 1995. At March 24, 1995, the Company operated 76 schools and centers.

                                                                         Increase
          Revenues                      12/31/94       12/31/93         (Decrease)
          --------                    ------------  -------------        ---------
         Core operations             $30,079,085       $28,319,927      $ 1,759,158

         New Schools and Centers
           opened during fiscal
           year                        2,008,251           114,599        1,893,652
                                     -----------       -----------      -----------

         Subtotal Core operations    $32,087,336       $28,434,526      $ 3,652,810

         Non-Core centers
           divested 1/92-12/93       $     -           $ 2,213,797      $(2,213,797)

         Non-Core centers              2,126,403         1,946,063          180,340
                                     -----------       -----------      -----------

         Subtotal Non-Core           $ 2,126,403       $ 4,159,860      $(2,033,457)
                                     -----------       -----------      -----------

         Other Revenues                  157,762             -              157,762
                                     -----------       -----------      -----------

         Total Company               $34,371,501       $32,594,386      $ 1,777,115
                                     ===========       ===========      ===========

Revenues for the twelve months ended December 31, 1994 totaled $34,371,501, an increase of $1,777,115 or 5.5% from the prior year of $32,594,386. Revenues in the Mid Atlantic Region (Pennsylvania, New Jersey, Delaware, Maine and Virginia), North Carolina and California ("Core operations) increased a total of $3,652,810 or 12.8%. $1,893,652 of the increase in the core operations was related to the acquisition and/or opening of new schools and centers. The remaining increase of $1,759,158 or 6.2% is due to increased enrollment and increased tuition increases. Tuition rates increased an average of 3 to 4%.

The increase in revenues related to the core centers and schools described above was offset by a decrease of $2,033,457 or 4.9% in the non-core centers. In December of 1993, the Company divested ten centers located in Florida and Georgia which resulted in a decrease of $2,213,797 or 6.8% in revenues. This was offset by a slight increase in revenues in the remaining non-core centers totaling $180,340 or 0.5%. In October of 1994, the Company test marketed an educational products catalogue. Other revenues totaling $157,162 related to the test marketing of the catalogue.

Occupancy of the core schools and centers without new centers and schools increased from 71.6% as of December 31, 1993 to 73.0% as of December 31, 1994. Occupancy as a measure of center utilization is calculated as actual net revenue divided by the sum of the licensed building capacity by the tuition rate for a full time three year old for the respective period. During 1994 the Company expanded several existing locations which changed the occupancy. The three year old rate represents the weekly tuition paid by the parent for a three year old child to attend Nobel five days a week. In the industry, the three year old rate represents an approximate average of all tuition rates at each center and school.

Center/School Operating Profit
------------------------------
                                   12/31/94                   12/31/93
                             --------------------          -----------------
                                          % of                       % of
                                 $        Revenue             $      Revenue
                             --------     -------          -------   -------
Core Operating Costs
--------------------

Total Core Operating
  Costs                    $25,548,951       80%        $22,645,508     80%
                           ===========                  ===========

Core Center and School
  Operating Profit         $ 6,538,385       20%        $ 5,789,018     20%
                           ===========                  ===========

Non-Core Operating Costs
------------------------

Total Non-Core Operating

  Costs                    $ 2,282,093      107%        $ 3,997,379     96%
                           ===========                  ===========

Non-Core Operating
  Profit (Loss)               (155,690)     (7)%            162,481      4%
                           ===========                  ===========

Other Operating Income
  (Expenses)                  (171,731)   (0.5)%            100,000    0.3%
                           ===========                  ===========

Total Operating Profit     $ 6,210,964       18%        $ 6,051,499   18.6%
                           ===========                  ===========

Center and school operating profit increased $159,465 or 2.6% from $6,051,499 for the year ended December 31, 1993 to $6,210,964 for the year ended December 31, 1994. The core center/school operating profit increased $749,367 or 13% from $5,789,018 for the year ended December 31, 1993 to $6,538,385 for the year ended December 31, 1994. The increase was due to 1) increased revenues related to increased enrollment and tuition rates and 2) the successful opening of new centers and schools in 1994. New Centers/schools normally operate at a net loss for the first several months primarily due to start up costs and time needed to build enrollment. However in 1994, the Company acquired one school which was in operation and opened several centers/schools very successfully which offset the normal losses related to openings.

The non-core operating loss totaled $155,690 for the year ended December 31, 1994, which was a decrease of $318,171 compared to an operating profit of $162,481 for the year ended December 31, 1993. This was attributed to 1) the divestiture of the ten centers in the Southeast in December of 1993 and 2) maturation of the remaining southeast markets.

In 1994, the Company test marketed an educational product catalogue division. Included in other operating expenses for 1994, are costs related to the testing of the catalogue and closed centers costs in the Southeast. Catalogue performance was below management's expectations and the Company is now modifying the strategy plan of the catalogue. Operating losses related to the testing of the catalogue totaled $171,731 for the year end December 31, 1994. Additionally in 1994, the Company incurred a total of $136,215 other costs related to several closed centers in the southeast. The Company has subleased several of these properties during 1994. In 1993, the Company recorded $100,000 in operating profit related to insurance proceeds from a fire at one of the centers.

Operating profit margins declined slightly from 18.5% for the twelve months ended December 31, 1993 to 18% for the twelve months ended December 31, 1994. Total core operating profit margins remained stable for the twelve months ended 1994 at 20% compared to 1993 even with the opening losses of the three new centers and schools. The decline in total was attributed to 1) the loss from the test marketing of the catalogue division totaling $171,731, 2) costs related to non-operating centers in the southeast and writing off of government receivables and 3) lower margins attributed to the start-up of new centers and schools.

General and administrative expenses increased $340,973 or 13.3% from $2,555,103 or 7.8% of revenues for the year ended December 31, 1993 to $2,896,076 or 8.4% of revenues for the year ended December 31, 1994. In 1994, the Company recorded $200,000 in a legal reserve associated with lawsuits from prior management. The remaining increase of $140,973 is related to increased professional fees associated with analysis of various acquisitions and costs associated with the test marketing of the catalogue. General and administrative expenses before the legal accrual associated with lawsuits from prior management totaled $2,696,076 or 7.8% of revenues. As a percent of revenues, general and administrative expense (before the legal accrual) remained constant at 7.8% or the same as 1993.

Operating profit for the twelve months ended December 31, 1994 decreased $181,508 or 5% from $3,496,396 in 1993 to $3,314,888 in 1994. The decrease was the result of the recording of a 1) $200,000 legal reserve as described above and 2) operating losses related to the catalogue test marketing totaling $272,000 which includes the related general and administrative charges.

Interest expense decreased $494,962 from $1,717,933 or 5.3% in 1993 of revenues to $1,222,971 or 3.6% of revenues in 1994. This was the result of the reduction of principal debt balances through the sale of several properties and the $2.5 million equity infusion of capital which was initially used to reduce debt balances. Debt was reduced $3,835,322 from $13,449,229 in 1993 to $9,613,907 as of December 31, 1994.

Other expense totaled $106,960 for the year ended December 31, 1994, which had a net change of $146,207 from net other income of $39,247 for the year ended December 31, 1993. Included in other expense were charges related to several owned properties in the Southeast which were leased and the tenants defaulted in 1994. Charges included depreciation, real estate taxes and write offs of receivables related to rental income.

In 1992 the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993 a valuation allowance of $3.7 million had been recorded. In the second quarter of 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset. The Company has had several years of net income. The recognition of the deferred tax asset was based on the analysis of the last three years of positive operating performed and expected future taxable income.

Net income before preferred dividends for the year ended December 31, 1994 totaled $2,339,766 or 6.8% of revenues, an increase of $631,749 or 37% from the year ended December 31, 1993 of $1,708,017 or 5.2% of revenues. The increase is primarily related to 1) the recording of a deferred tax asset and 2) decreased interest expense.

The Company paid $198,555 preferred dividends in the twelve months ended December 31, 1994 as compared to $106,686 in 1993.

Fiscal Year 1993 Compared to Fiscal Year 1992
---------------------------------------------

As of December 31, 1992, the Company operated 73 child care centers. During the year ended December 31, 1993, the Company divested ten (10) operating centers, opened one center in Northern Virginia and was required to re-assume two leases which it had previously divested. At December 31, 1993 the Company operated 66 centers. During the three months ended March 30, 1994, the Company was required to re-assume one lease which it had previously divested and opened two centers, one each in Illinois and North Carolina.

      Revenues
      --------
                                                                     Increase
                                    12/31/93       12/31/92         (Decrease)
                                  ------------   ------------        ---------

      Core operations              $28,319,927     $26,956,396      $ 1,363,531

      New Center - opened 9/93         114,599           -              114,599
                                   -----------     -----------      -----------

      Subtotal Core operations     $28,434,526     $26,956,396      $ 1,478,130

      Non-Core centers
        divested 1/92-12/93        $ 2,213,797     $ 4,744,117      $(2,530,320)

      Non-Core centers               1,946,063       1,797,364          148,699
                                   -----------     -----------      -----------

      Subtotal Non-Core            $ 4,159,860     $ 6,541,481      $(2,381,621)
                                   -----------     -----------      -----------

      Total Company                $32,594,386     $33,497,877      $  (903,491)
                                   ===========     ===========      ===========

Revenue for the twelve months ended December 31, 1993 totaled $32,594,386, a decrease of $903,491 or 2.7% from the prior year of $33,497,877. Revenues in the Mid-Atlantic region (Pennsylvania, New Jersey, Delaware, Maine and Virginia), North Carolina and California ("Core Operations") increased a total of $1,478,130 or 5%. $114,599 of this increase was related to the opening of a new center in Virginia. The remaining increase was due to increased enrollment and higher tuition increases. Tuition rates increased 4% to 5% in 1993.

The increase of $1,478,130 described above was offset by a decrease of $2,381,621 in the non-core centers. $2,530,320 of the decrease in non-core centers was related to the divestiture of twenty (20) operating centers from January 1992 to December 1993. The remaining increase of $148,699 was due primarily to the taking back of two centers leased (with options to purchase) whose previous tenants were not paying rent.

Occupancy increased from 76.4% as of December 31, 1992 to 78.1% as of December 31, 1993. Occupancy as a measure of center utilization is calculated as actual net revenues divided by the sum of the licensed building capacity multiplied by the tuition rate for a full time three year old for the respective period. The three year old rate represents the weekly tuition paid by a parent for a three year old child to attend Nobel five days a week. In the industry, the three year old rate represents an approximate average of all tuition rates at each center.


          Center/School Operating Profit
          ------------------------------

                                           12/31/93                 12/31/92
                                      -------------------       ------------------
                                                   % of                     % of
                                          $       Revenue           $        Revenue
                                      ----------  ---------     ----------   -------

          Core Operating Costs
          --------------------

          Total Core Operating
            Costs                     $22,545,508     79%       $21,373,090    79%
                                      -----------               -----------
          Core Center Operating
            Profit                      5,889,018     21%         5,583,306    21%
                                      -----------               -----------

          Non-Core Operating Costs
          ------------------------

          Total Non-Core Operating
            Costs                       3,997,379     96%         5,662,697    87%
                                      -----------               -----------
          Non-Core Center
            Operating Profit              162,481      4%           878,784    13%
                                      -----------               -----------

          Total Operating
            Profit                    $ 6,051,499   18.6%       $ 6,462,090  19.3%
                                      ===========               ===========

Operating profit in the Core centers increased $305,712 or 5.4% due to increases in revenues. This increase was offset by a $716,303 decrease in operating profit in the non-Core operations due primarily to the divestiture of twenty operating centers from January 1992 through December 31, 1993. Total center operating profit decreased $410,591 (6.3%) to $6,051,499 or 18.6% of revenue for the year ended December 31, 1993 compared to $6,462,090 or 19.3% of revenue for the year ended December 31, 1992.

Center operating profit margins have decreased from 19.3% for the year ended December 31, 1992 to 18.6% for the year ended December 31, 1993. The decrease was due primarily to slightly higher personnel costs and increased rent costs in the California schools.

General and administrative costs decreased $390,992 or 13% from $2,946,095 or 8.8% of revenues for the twelve months ended December 31, 1992 to $2,555,103 or 7.8% of revenues for the twelve months ended December 31, 1993. The decrease was due primarily to salary and benefit savings from the restructuring of management.

Interest expense in 1992 included a one time reversal of default interest accrued in prior years totaling $558,000 as a result of restructuring the Company's debt. Interest expense before the reversal of the default interest for the twelve months ended December 31, 1992 totaled $2,287,279. Interest expense for the twelve months ended December 31, 1993 totaled $1,717,933, a decrease of $569,346 or 25% compared to 1992 before the reversal of default interest. The decrease in interest expense is due to lower interest rates and the reduction of debt principal balances resulting from the cash flow from the Company's operations, the raising of additional equity, and the Southeast Divestiture.

Other income and expense decreased $78,585 or 67% from $117,832 for the twelve months ended December 31, 1992 as compared to $39,247 for the same period in 1993. The decrease is primarily due to the loss of rent from the two centers which the Company re-assumed from previous lease purchase options.

The provision for income taxes is lower than the statutory rate due to the utilization of net operating loss carryforwards. In 1992, the Company changed its method of accounting for income taxes through adoption of SFAS 109. In 1993, a $3,778,793 valuation allowance has been recorded against the Company's deferred tax asset position based on the uncertainty regarding the ultimate realizability of these deferred tax assets.

Net income before preferred dividends in 1993 totaled $1,708,017 compared to $1,805,166 in 1992; however, net income in 1992 included a one time $558,000 credit due to the bank's forgiveness of accrued default interest and penalties. Before this adjustment, 1993 net income before preferred dividends increased $459,851 or 37%.

An aggregate of $106,686 was paid as dividends on the Company's Preferred Stock during 1993.

Liquidity and Capital Resources.
--------------------------------

During the twelve months ended December 30, 1994, the Company has continued to improve its financial structure in order to enable growth through new school and center development and possible acquisitions.

On August 22, 1994, the Company raised $2,500,000 (before legal costs) through a private placement of 2.5 million shares of Convertible Series C Preferred stock at $1.00 per share plus warrants to purchase 1 million shares of Common Stock (See Recent Developments) to Edison Venture Fund. The capital raised was used initially to reduce debt balances. The Company plans to use the funds to open new centers and schools and possible strategic acquisitions.

On June 1, 1994 the Company entered into the Third Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary lenders. The Third Amendment converts the outstanding balance of Term Loan II totaling $8,585,605 at June 1, 1994 to the Revolving Credit Loan II. Under the Revolving Credit Loan II the Company may borrow sums, repay and reborrow without penalty or premium, provided that the outstanding amounts shall at no time exceed the limit of the Revolving Credit II, which is reduced annually as described below. In June of 1994, the Company repaid $300,000 from cash flow from operations and in August of 1994, the Company reduced the Revolving Credit Loan II by $2,483,000. The balance as of December 30, 1994 was $5,745,675. The unused portion of the above, totaling $2,740,000, is available as of December 30, 1994.

The Revolving Credit Loan II bears interest at the bank's prime plus one and one half. Until the Expiration Date (December 30, 1998) interest only is payable on the 15th day of each month commencing June 15, 1994. The balances are reduced annually by the following amounts;

$600,000 on December 30, 1995, $600,000 on December 30, 1996, $1,000,000 on
December 30, 1997, $2,150,000 on December 30, 1998, and the remaining balance on December 31, 1998.

On March 18, 1994 the maturity of the company's principal credit facilities totaling $11,890,336 were extended from April 30, 1994 to December 31, 1998. The maturity extension is contained in a Second Amendment to the Company's loan agreements. Pursuant to the Second Amendment, Term Loan I, having a principal balance of $3,304,732 on March 18, 1994, remains payable in monthly installments of $55,555 together with interest, with the balance thereof due on December 31, 1998. Term Loan I bears an interest rate of 11.02%. Revolving Credit Loan II, having a principal balance of $8,585,605 on March 18, 1994, bears an interest rate of prime plus one and one-half.

The $1,000,000 existing Revolving Credit Loan ("Revolver") was also extended through December 31, 1998. Under the previously existing agreements with the lenders, the Company's cash on deposit plus an unused portion of the Revolver was limited to an amount not to exceed $1,000,000. Any excess over that amount was to be used to pay down balances of the credit facilities. This requirement has been deleted by the Second Amendment which now requires the Company to reduce the Revolver to zero for thirty (30) consecutive days during each twelve
(12) month period. The Company is required to notify the lenders of the time of such thirty (30) day cleanup period, which may be selected by the Company.

The Second Amendment provides that the Company is free to open new centers/schools as long as the Company is not in default; whereas the prior agreement restricted the number of centers the Company could open.

In order to appeal the judgment entered against the Company in the litigation with Bright and Sell described under Part II, Legal Proceedings, the Company was required to post security with the court for payment of the judgment in the event the judgment is not overturned on appeal. The Company posted the required security by arranging for the issuance of a letter of credit by its bank in the amount of $600,000 pursuant to a Fourth Amendment of the Loan Agreement whereby the bank issued the Letter of Credit, and the available balance of the Company's Revolving Line of Credit was reduced to $400,000. As additional consideration for the bank's issuing the Letter of Credit, the Company agreed to pay an annual fee equal to $15,000 and a one time fee of $2,000.

Total cash and cash equivalents decreased $312,655 from $1,166,541 at December 31, 1993 to $853,886 at December 31, 1994. The decrease was primarily due to 1) an increase in capital expenditures totaling $453,888, 2) cash used for acquisitions totaling $196,000 and 3) the reduction of debt totaling $300,000. The increase in capital expenditures is related primarily to the opening of three new centers and schools and also to the Company improving equipment and programs in the schools. During 1994, the Company completed its grammar school computer enhancement program whereby all computer labs are now utilizing CD-Rom technologies.

Net cash provided by operations increased by $538,149 from $2,359,765 for the year ended December 31, 1993 to $2,897,905 for the year ended December 31, 1994 due primarily to the increase in net income offset by other working capital items.

The working capital deficit increased from ($3,113,982) to ($4,196,958) due to
1) a decrease in cash totaling $312,655 and 2) an increase in the current portion of long term debt totaling $863,059. One of the Company's debt facilities totaling $403,079 matures in November of 1995. In addition, there is a required payment of $600,000 on December 30, 1995 for the Company's principal debt facilities. The Company intends to refinance both of the facilities.

The Company test marketed an educational catalog in October and November of 1994. 250,000 copies of the catalogue were mailed. The performance of the catalogue was below management's expectations and management is reviewing strategic alternatives for the future. Estimated costs for inventory and the initial project costs are $300,000. This has been funded primarily through cash from operations and the Revolving Line of Credit. Management does not anticipate a material amount of cash to be used for the catalogue in 1995.

The Company intends to continue its regrowth strategy and is seeking to refinance the Company to provide more flexible senior debt and significant growth capital via additional equity and or subordinated debt. The Company has opened discussions with several banks and investment banking concerns relative to achieving the refinancing objective.

The Company's strategy is to continue to open new build-to-suit schools and to acquire appropriate strategic schools and centers in its core growth areas. Typically new centers and schools are funded by real estate developers. However, the Company is pursuing raising capital and/or through a single investor via a real estate partnership financing the projects until completion then selling and leasing back the properties. The problem with using various developers is that it is a slow process. The Company is ready to grow more aggressively and is analyzing various ways (sale, leaseback) to fund the development process. The construction projects are approximately $1 million each to build a school with preopening costs totaling between $75,000 and $90,000 per school or center. Additionally the Company is also considering various strategic acquisitions.
The acquisitions, if any, will be financed principally through the proceeds of alternative equity placements or subordinated debt.

Inflation.  The Company has not been significantly affected by inflation.
---------

Insurance. Child care companies may not be able to obtain insurance for the
---------
total risks inherent in their operations. Some forms of child abuse have sublimits per claim in the general liability coverage.

Capital Expenditures.  The Company has entered into six lease commitments and
--------------------
one financing agreement for the development of schools in Pennsylvania, New Jersey, Louisiana, Illinois and California. The company anticipates entering into additional leases for the building of new schools which are financed primarily by the builders financial source.

The Company spent approximately $1.4 million in capital expenditures and acquisitions for the year ended December 31, 1994. Of this amount, approximately $704,500 was spent on new school and center acquisitions and development, $81,800 was spent on renovating various playgrounds, $106,800 was spent on upgrading and installing computer equipment in the schools and $30,700 was spent on the upgrade of accounting systems in the corporate office. The Company is continuously maintaining properties and equipment at the schools and centers. In 1994 the Company completed the installation of CD Roms and computers for educational uses in all of the Merryhill Schools. In 1995 the Company has budgeted approximately $1,000,000 in capital expenditures of which $325,000 is for the development of new schools and the remaining $675,000 for maintaining the existing schools and centers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are presented under Item 14 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

None.

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
 -----------------------------------------------------------

        The executive officers and directors of the Company are as follows:

        Name                 Age    Position

        A.J. Clegg..........55      Chairman of the Board of Directors and Chief
                                    Executive Officer
        F.E. Montgomery.....54      President & Chief Operating Officer - employment
                                    terminated in February 1995
        Wally T. Orrel......47      Executive Vice President
        John Frock..........50      Executive Vice President of Corporate
                                    Development and and Assistant Secretary
        D. Scott Clegg......31      Vice President of Merryhill Country Schools
                                    Division
        Yvonne DeAngelo.....37      Controller and Secretary
        Edward H. Chambers..57      Director
        Peter H. Havens.....39      Director
        Morgan R. Jones.....55      Director
        Janet Katz..........47      Director
        Kevin McGovern......45      Director
        William Moore.......44      Director and Assistant Secretary
        John Martinson......46      Director

Directors are elected annually and hold such position until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

A.J. Clegg, 55, was named Chairman of the Board and Chief Executive Officer of the Company on May 29, 1992. Since 1989 Mr. Clegg has also served on the Advisory Board of Drexel University. Since June 1990, Mr. Clegg has also served as the Chairman and CEO of JBS Investment Banking, Ltd., which provides
investment management and consulting services to businesses.    In 1979 he
formed Empery Corporation an operator of businesses in the cable and printing industries and held the offices of Chairman, President and CEO during his tenure (1979-1993). Additionally, Mr. Clegg served as Chairman and CEO of TVC Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-1993), a manufacturer of electronic senswitches. Mr. Clegg has also served on the Board of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991.

Edward H. Chambers, 57, has served as a director of the Company since March 1988. Mr. Chambers has served as Executive Vice President-Finance and Administration of Wawa, Inc. since March 1988. During the period April 1984 through March 1988, he served as President and Chief Executive Officer, and as a director of Northern Lites, Ltd., an owner and operator of quick-service restaurants operating pursuant to a franchise from D'Lites of America, Inc. From 1982 to July 1984, Mr. Chambers was President-Retail Operations of Kentucky Fried Chicken Corp., a franchiser of quick-service restaurants. He is a director of the MDF Division of Davco Restaurants, a franchisee of Wendy's International, Inc., and is a director of Riddle Memorial Hospital.

John Frock, 50, was named Executive Vice President of Corporate Development on August 1, 1994. Mr. Frock was elected to the Board of Directors of the Company on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., located in Paoli, PA. Additionally, he has served as the Chairman, President and CEO of SBF Communication Graphics, a business forms printer located in Philadelphia, PA; President of Globe Ticket and Label Company, and President of the Graphics Group of Empery Corporation; and member of the Board of Directors of Empery Corporation.

Peter H. Havens, 39, was elected to the Board of Directors of the Company in March 1991. Mr. Havens has served as manager of Kewanee Enterprises, a private investment firm located in Bryn Mawr, Pennsylvania since 1982. He is also a director of the Presidio Oil Company, Bryn Mawr Bank Corporation, and Ursinus College.

Morgan R. Jones, 55, was elected to the Board of Directors of the Company in February 1991. Mr. Jones has been a partner in the law firm Drinker Biddle & Reath, Philadelphia, Pennsylvania since 1970, and is presently Chairman and Chief Executive Officer of the firm. Mr. Jones serves on the Board of Directors of Mack Printing Companies, Inc.

Janet Lea Katz, 47, has both a Master's and a Doctorate in Education from Columbia University and is currently the acting principal at Bogert School in Upper Saddle River, New Jersey. Ms. Katz has held various positions throughout her career in education including speech arts teacher, coordinator and therapist for speech and language programs for elementary schools, research assistant for the study of learning disabilities at Columbia University, and is presently the curriculum coordinator/consultant for the Upper Saddle River Schools, Upper Saddle River, New Jersey.

Kevin McGovern, 45, was elected to the Board of Directors of the Company in June 1993. He has served as a principal of McGovern & Associates, a law firm specializing in corporate law, since 1981. From 1977 through 1980 he served as general counsel of Clabir Corporation. He is a member of the Executive Committee of the Connecticut Bar Association Sections on Corporations. He also serves as a member of the Board of Trustees of Brunswick School.

John Martinson, 46, was elected to the Board of Directors of the Company in August 1994. Mr. Martinson is Managing Partner of Edison Venture Fund, which he founded in 1986. He serves on the Board of Directors of the National Venture Capital Association, BTG, Inc., SubMicron Systems, Inc., and ten private companies.

William P. Moore, 44, was elected to the Board of Directors of the Company in January 1993. Mr. Moore is President/CEO of RML Laboratories, Inc., a medical laboratory that provides diagnostic tests to physicians and other health care consumers. Mr. Moore was Vice President and Chief Financial Officer of Empery Corporation from 1987 through 1993, with businesses in the cable and printing industries. He has also been an advisor or member on boards of directors of several privately held companies. He continues to be a financial advisor to Nobel.

Wally T. Orrel, 47, was named Executive Vice President of the Company on January 16, 1995. Mr. Orrel served as Executive Vice President of Nobel Rocking Horse Child Care Centers since April 26, 1993. He also served as Divisional Vice President at Kinder-Care Learning Centers where he had responsibility for over 600 locations. Mr. Orrel received a Bachelor of Science in Economics from the University of South Carolina.

D. Scott Clegg, 31, was named Vice President of Operations for the Merryhill Country Schools division on June 17, 1993. He was formerly Vice President of New Business Development at JBS Investment Banking, Ltd. Mr. Clegg also served as General Manager and Chief Operating Officer of Dynasil Corporation of America, a public company, and also served as a member of Dynasil's Board of Directors.

Yvonne DeAngelo, 37, has served as Controller since March of 1989 and was appointed Secretary in May of 1992. Before joining Nobel Education Dynamics, Inc., she served as Senior Auditor for Coopers and Lybrand from 1986 to 1989. Ms. DeAngelo received a Master of Business Administration from Villanova University.

Mssrs. Clegg, Frock, McGovern, and Moore are the designees of JBS Investment Banking Ltd. on the Board of Directors. Mr. Scott Clegg, Vice President of Merryhill Country Schools Division, is the son of Mr. A.J. Clegg, Chairman and Chief Executive Officer of the Company, and is also a stockholder of JBS Investment Banking, Ltd.

Mr. John Martinson is the designee of Edison Venture Fund, the majority holder of the Series C Convertible Preferred Stock which was issued in August of 1994. (See Recent Developments)

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the cash and non cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the company and by the executive officers who earned more than $100,000 during 1994.

                          Summary Compensation Table
                          --------------------------

                                                                                 Long Term Compensation Awards
                                                                                 -----------------------------
                             Annual Compensation                                            Securities
Name & Principal                                          Other Annual     Restricted       Underlying         All Other
Position            Year  Salary           Bonus          Compensation      Stock Awards   Options/SARs(#)    Compensation
------------------  ----  -----------------------------   ------------     -------------------------------    ------------

A.J. Clegg          1994  $57,851/(1)/     $39,978/(2)/    $ 5,074/(4)/
Chairman and        1993         /(1)/
Chief Executive     1992         /(1)/
Officer

F.E. Montgomery     1994  $158,357          55,650/(2)/     13,600/(5)/
President and       1993   147,124          52,500/(3)/     33,715/(5)/                         $150,000
Chief Operating
Officer

W. Orrel            1994  $ 83,551          31,040/(2)/     27,870/(6)/
Exec. Vice          1993    52,165          10,336/(3)/     22,942/(6)/                           30,000
President

D. Scott Clegg      1994    73,238          13,320/(2)/     11,963/(7)/
Vice President      1993    38,795          14,391/(3)/     16,453/(7)/                           25,000

(1) In August of 1994, Mr. A.J. Clegg was hired as an employee of the Company in the position of Chairman and Chief Executive Officer. Prior to this time, Mr. Clegg was the Chairman and Chief Executive Officer of JBS Investment Banking (Ltd) ("JBS"). On May 29, 1992, pursuant to a private placement offering, the Company entered into a three (3) year Administrative Services Agreement with JBS whereby JBS would provide management and advisory services to the Company and would receive certain management fees. The fixed fee portion of this agreement was terminated in August of 1994 when Mr. Clegg joined the Company as a full time employee. During 1994, 1993 and 1992, respectively, the Company paid fees to JBS approved by the Board totaling $200,374, $400,000 and $218,469 for the services of JBS personnel including A.J. Clegg, B. Clegg, T. Fitzgerald, J. Frock, W. Moore and C. Wisor.

(2)  The bonus paid was for the period ended December 31, 1994.

(3)  The bonus paid was for the period ended December 31, 1993.

(4) Other annual compensation for Mr. A.J. Clegg in 1994 includes $3,200 for automobile expenses and $1,874 for health insurance. Mr. A.J. Clegg joined the Company as a full time employee on August 1, 1994 (see 1 above).

(5) Other annual compensation for Mr. Montgomery included (1) $4,201 and $2,470 for automobile expenses in 1994 and 1993, respectively, (2) $9,399 and $6,636 for health and life insurance in 1994 and 1993, respectively and (3) $24,608 for relocation in 1993.

(6) Other annual compensation for Mr. Orrel included (1) $7,800 and $4,550 for automobile expenses for 1994 and 1993, respectively, (2) $10,070 and $5,894 for health and life insurance in 1994 and 1993, respectively, and (3) $10,000 and $12,498 for relocation expenses for 1994 and 1993, respectively. Mr. Orrel joined the Company in April of 1993.

(7) Other annual compensation for Mr. D. Scott Clegg included (1) $6,600 and $2,475 for automobile expenses in 1994 and 1993, respectively and (2) $5,653 and $2,413 for health and life insurance in 1994 and 1993, respectively and (3) $11,565 for relocation expenses in 1993. Mr. Clegg joined the Company in June of 1993.

                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------


The Company did not grant any options or SARS during 1994 to the named executives.


                          Option Exercises in 1994 and
                        Value of Options at End of 1994
                        -------------------------------

                                             Number of                Value of Unexercised
                Shares                   Unexercised Options           In-the-Money Options
             Acquired on  Value             at End of 1994               at End of 1994
Name           Exercise  Realized (1) (Exercisable/Unexercisable) (Exercisable/Unexercisable(1)
-----------------------------------------------------------------------------------------------

A.J. Clegg          -       -                      -                             -
F.E. Montgomery     -       -             100,000 E/50,000 U            $37,500 E/$18,750 U
W. Orrel            -       -              20,000 E/20,000 U            $ 3,750 E/$ 3,750 U
D. Scott Clegg      -       -              15,000 E/10,000 U            $ 2,813 E/$ 1,875 U

(1) Value based on market value of the Company's Common Stock at date of exercise or end of 1994 minus the exercise price.

None of the above named officers held any SARS at the end of 1994.

Stock Options.  On January 22, 1993, the Company issued 150,000 options under
-------------
the 1986 Plan to F.E. Montgomery, the President of the Company, in connection with his compensation arrangements. These options were issued at fair market value on January 22 and became exercisable in 3 installments as follows: 50,000 on July 14, 1993; 50,000 on January 14, 1994; and 50,000 on January 14, 1995.
Mr. Montgomery exercised these options on February 24, 1995.

Directors' Compensation.  In June 1992 the Company adopted a policy to pay
-----------------------
certain Directors a fee of $1,500 for each board meeting. For the year ended December 31, 1994, the Company paid $7,500 each to Messrs. Chambers, Frock, Havens and Moore, $4,500 to Messrs. Jones and Ms. Katz, $3,000 to Mr. Martinson and $1,500 to Mr. Shemin. For the year ended December 31, 1993, the Company paid $10,500 each to Messrs. Chambers, Havens, Jones and Shemin, $7,500 to Mr. McGovern and $3,000 each to Mr. Frock and Mr. Moore totaling $55,500. For the year ended December 31, 1992 the company paid $3,000 each to Messrs. Chambers, Shemin, Jones, Havens, and a fifth director who has since resigned, aggregating $15,000. Directors have from time to time been awarded options to purchase shares of the Company's Common Stock. See "Stock Options and Stock Grants" below.

The Compensation Committee of the Board of Directors from January 1994 through December 14, 1994 and all of 1993 consisted of Messrs. Clegg, Chambers, and Frock. As of December 14, 1994 the Compensation Committee consisted of Mr. Chambers and Mr. Havens. This Committee is responsible for establishing compensation of the Company's executive officers. Mr. Clegg was an officer of the Company during the period he served on this Committee. Mr. Frock was an officer of the Company for five months (August thru December 1994) until a new committee was elected. Messrs. Clegg and Frock are officers of JBS Investment Banking, Ltd., which has an Administrative Services Agreement with the Company under which the Company paid JBS an annual fee for management services through 1994. In August of 1994 the Company ceased paying fixed fees to JBS.

Employment Agreements.  On January 16, 1995, the Company entered into an
---------------------
employment agreement with Mr. Wally Orrel in the capacity of Executive Vice President. The agreement states on or about March 1, 1996, after one year of training by the Chief Executive Officer and growth in managerial capacity acceptable to the Chief Executive Officer, Mr. Orrel will be considered for promotion to the position as President and Chief Operating Officer. The employment agreement provides for Mr. Orrel's employment for a period commencing on January 16, 1995 and ending January 15, 2000. If the executive is not promoted to the position as President and COO, the executive shall have the right to terminate the Employment Agreement and may resign and receive a termination payment of six times the Executive's base monthly salary plus one month's salary for each full year of employment.

Additionally, the Company has agreed to pay the Executive effective January 16, 1995 until March 1, 1996 a gross salary at the rate of one hundred and five thousand dollars ($105,000). On March 1, 1996, the gross salary shall increase to $125,000 upon promotion to President and Chief Operating Officer. Additionally, the executive shall be eligible for 1) bonuses according to a bonus plan approved by the Board of Directors, 2) 125,000 additional stock options at $1.00 per share vesting at 25,000 shares on each of the anniversary dates of the execution of this Agreement, 3) group health, life, disability and retirement plans according to the Employer's policy, 4) automobile allowance of $650 per month and 5) 3 weeks vacation and four weeks on the fifth anniversary of the Agreement.

The Executive will not, during the term of the Agreement and for a period of two years after the term, engage in any business which directly or indirectly competes with the business of the Company. The only exception to this provision is in the event the Company does not promote the Executive to President and Chief Operating Officer by March 1, 1996 and the Executive terminates his employment then the non-compete period will be limited to six months.

In May 1988, the Company entered into a five-year employment agreement with Mr. Carneal. On January 13, 1993, the employment of Mr. Douglas E. Carneal was terminated by the Company pursuant to the provisions of his employment agreement which permits his discharge for other than cause. At the time of his termination in 1993, Mr. Carneal was serving as the Company's President and Chief Operating Officer. Pursuant to the terms of that agreement, Mr. Carneal received $250,000 per annum in base salary during 1992. Mr. Carneal has a non-compete agreement with the Company during the term of his employment agreement and for a two-year period thereafter. In connection with his employment agreement, Mr. Carneal received $89,428 in compensation from his termination date of January 13, 1993 to the end of his contract in May of 1993. Additionally, the Company paid $43,773 in 1993 for premiums for health, disability, and life insurance, the use of an automobile, interest on a loan and reimbursement of taxes, pursuant to the terms of his contract and employment.

In May 1988, the Company entered into Executive Compensation and Loan Agreement with Mr. Carneal in which the Company agreed to (i) reimburse such officer for any interest on the principal amount of any loans obtained from third party lenders to exercise his stock options, and for certain income taxes required to be paid in connection with such reimbursements, and (ii) to loan such officer, without interest, a sum equal to the amount of federal, state and local tax that the Company is required to withhold from the officer's salaries on account of the income he received upon the exercise of all or a portion of his Company stock options.

Mr. Carneal had obtained loans from third party lenders in the principal amount of $310,000 to exercise certain options. The repayment of those loans is secured by a pledge of the shares that were issued upon exercise of the options and by mortgages on certain real property owned by Mr. Carneal. The Board had authorized the Company to guarantee the repayment of such loans, but this guarantee was never effected and would require consent of the Company's lender. The Company has reimbursed Mr. Carneal for fees and interest incurred in connection with these loans in 1993.

See Item 3. Legal Proceedings for information relating to litigation between the Company and Mr. Carneal and between the Company and Julie J. Sells and Michael J. Bright, Jr. former officers of the Company.

Severance Agreement. In conjunction with his separation from the Company on
-------------------
February 24, 1995, the Company agreed to pay Mr. Montgomery 1) his base pay for a period of eight months plus three weeks vacation pay for 1995, 2) the payment of the 1994 performance bonus which is due based on finalization of the Company's 1994 audited financials, 3) use of the company vehicle for up to ninety days after the separation and 4) medical insurance for ninety days.

Stock Options and Stock Grants.  Options to purchase Common Stock are
------------------------------
outstanding under the Company's 1988 Stock Option and Stock Grant Plan (the "1988 Plan") and 1986 Stock Option and Stock Grant Plan (the "1986 Plan") (together, the 1988 Plan and 1986 Plan being referred to as the "Plans").

The Plans provide for the granting of "incentive stock options," as defined in
Section 422A of the Internal Revenue Code of 1986 (the "Code"), and non-qualified stock options, and the awarding of stock grants, to officers, key employees, directors and consultants of the company. The Plans are administered by the compensation committee of the Board of Directors of the Company (the "Compensation Committee"), which determines the recipients of options and grants and the price and other terms thereof.

Under the terms of the Plans, incentive stock options are granted as market value or above, non-qualified stock options are granted at a price fixed by the Compensation Committee at the date of grant, and all options are exercisable for up to ten years from the date of grant. Stock grants do not have an exercise price, but, in the Compensation Committee's discretion, the grants may be required to purchase the shares of Common Stock covered by the grant for a nominal amount of cash. Stock granted under the Plans may be reacquired by the Company prior to the expiration of one or more vesting periods which cannot be less than one year or more than five years and established by the Compensation Committee at the time of the grant. Options and Grants held by employees and directors of the Company will immediately vest on a change of control of the Company.

Stock Options.   On January 22, 1993, the Company issued 150,000 options under
-------------
the 1986 Plan to F.E. Montgomery, the President of the Company, in connection with his compensation package. These options were issued at fair market value on January 22 and became exercisable in 3 installments as follows: 50,000 on July 14, 1993; 50,000 on January 14, 1994; and 50,000 on January 14, 1995. Mr.
Montgomery exercised these options in February of 1995.

The Company issued 30,000 options under the 1986 plan on April 23, 1993 to Wally
T. Orrel, Vice President of Rocking Horse Division, in connection with his compensation package. These shares were issued at fair market value on April 23, 1993 and vest over three years.

On July 6, 1993, the Company issued 25,000 options under the 1986 Plan to Scott Clegg, Vice President of Merryhill Division, in connection with his compensation package. These shares were issued at fair market value on July 6, 1993 and are exercisable in installments over three years.

On September 10, 1992 the Company issued 81,000 stock options under the 1986 Plan as payment for services to certain outside members of the Board of Directors which included 27,000 shares each to Messrs. Chambers, Shemin, and Havens. The stock options were issued at the fair market value on September 10, 1992 or $0.9375. The options became exercisable in two installments and are presently fully vested.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.  Section
--------------------------------------------------------------------
16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of its Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and ten percent stockholders are required by SEC regulations to furnish the company with a copy of all Section 16(a) forms ("Forms 3, 4 and 5") that they file. To the Company's knowledge, based solely on a review of copies of the Forms 3, 4 and 5 furnished to the Company and written representations during the period from January 1, 1994 through December 31, 1994, all applicable Section 16(a) filing requirements were compiled with.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The tabulation below sets forth the beneficial ownership of the company's Common Stock by each director, by each executive officer named in Item 11, and directors of the Company as a group, and of all persons known to the Company beneficially owning more than 5% of the Company's Common Stock as of March 25, 1995.

                                              Amount and Nature      Percent
         Title            Name of              of Beneficial            of
        of Class       Beneficial Owner      Ownership of Shares     Class/(1)/
        --------       ----------------      -------------------     -----

      Common Stock     A.J. Clegg                 2,126,766 (2)       12.29%
                                                    Direct

      Common Stock     Edward H. Chambers            88,920 (3)         *
                                                    Direct

      Common Stock     John Frock                   108,800 (4)         *
                                                    Direct

      Common Stock     Peter H. Havens               48,436 (5)         *
                                                    Direct

      Common Stock     Morgan R. Jones               23,711 (6)         *
                                                    Direct

      Common Stock     Janet Katz                   117,600 (7)         *
                                                    Direct

      Common Stock     Kevin McGovern                12,936 (8)         *
                                                    Direct

      Common Stock     F.E. Montgomery              155,880 (9)        1.0%
                                                    Direct

      Common Stock     William Moore                  5,880 (10)         *
                                                    Direct

      Common Stock     Edison Venture Fund        2,096,774 (11)      11.85%
                                                    Direct

      Common Stock     All officers and directors 4,791,583           23.98%
                       as a group (12 persons)      Direct

        *  Less than 1%.

(1) The numbers set forth above reflect the percentage of outstanding Common Stock currently owned by each entity and person listed and the percentage of outstanding Common Stock which would be owned by each entity or person listed upon conversion of the Preferred Stock owned by each assuming the present conversion rate of 1.176 shares of Common Stock for each share of Preferred Stock Series A and the conversion rate of one share of Common for each share Preferred Series C.

(2) Of these shares, 403,226 shares are issuable upon conversion of Series C Preferred Stock of the Company owned by Mr. Clegg. In addition, Mr. Clegg is also the beneficial owner of an additional 1,711,540 shares owned of record by, or issuable upon the exercise of securities of the Company owned of record by JBS Investment Banking, Ltd., a privately held corporation of which Mr. Clegg is a director, officer and controlling stockholder as follows: 412,000 shares of Common Stock owned of record by JBS; an additional 750,000 shares issuable upon the exercise of warrants held by JBS; and an additional 561,540 shares of Common Stock issuable upon the exercise of the Company's Series A Preferred Stock owned of record by JBS. JBS may also be deemed to be the beneficial owner of these 1,711,540 shares.

(3) Consists of 77,000 shares of Common Stock which Mr. Chambers has the right to purchase upon the exercise of currently exercisable options, and an additional 5,880 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock and 6,040 shares of Common Stock held by Mr. Chambers.

(4) Consists of 58,800 shares of Common Stock issuable up the conversion of the Company's Series A Preferred Stock and 50,000 shares of Common Stock held by Mr. Frock.

(5) Consists of 27,000 shares of Common Stock which Mr. Havens has the right to purchase upon the exercise of currently exercisable options, an additional 12,936 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock, and 8,500 shares of Common Stock held by Mr. Havens.

(6) Consists of 23,711 shares of Common Stock held by Mr. Jones. Does not include 7,000 shares owned by Mr. Jones' spouse and 9,000 shares owned by Mr. Jones' adult children as to which he disclaims beneficial ownership of shares.

(7) Consists of 117,600 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Ms. Katz.

(8) Consists of 12,936 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Mr. McGovern.

(9) Consists of 150,000 shares of Common Stock held by Mr. Montgomery through the exercise of stock options and 5,880 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock also held by Mr. Montgomery.

(10) Consists of 5,880 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Mr. Moore.

(11) Consists of 2,096,774 shares of Common Stock issuable upon the conversion of the Company's Series C Preferred Stock held by the Edison Venture Fund.

The tabulation below sets forth the beneficial ownership of the Company's Series A Preferred Stock by each director, by each executive officer named in Item 11, and officers and directors of the Company as a group, and of all persons known to the Company beneficially owning more than 5% of the Series A Preferred Stock as of March 24, 1995.

                                              Amount and Nature     Percent
         Title            Name of              of Beneficial           of
        of Class       Beneficial Owner      Ownership of Shares     Class
        --------       ----------------      -------------------     -----

      Preferred Stock   JBS Investment Banking,      477,500 (1)     19.22%
      Series A                 Ltd.                  Direct

      Preferred Stock   Edward H. Chambers             5,000           *
      Series A                                       Direct

      Preferred Stock   John Frock                    50,000          2.01%
      Series A                                       Direct

      Preferred Stock   Peter H. Havens               11,000           *
      Series A                                       Direct

      Preferred Stock   Janet Katz                   100,000          4.03%
      Series A                                       Direct

      Preferred Stock   Kevin McGovern                11,000           *
      Series A                                       Direct

      Preferred Stock   William Moore                  5,000           *
      Series A                                       Direct

      Preferred Stock   F.E. Montgomery                5,000           *
      Series A                                       Direct

      Preferred Stock   All officers and directors   669,500         26.95%
      Series A          as a group (12 persons)      Direct

      (1) Mr. Clegg is the beneficial owner of the 477,500 shares of Series A Preferred Stock, as he is a director, officer and controlling shareholder of JBS Investment Banking, Ltd.

The tabulation set below sets forth the beneficial ownership of the Company's Series C Preferred Stock by each director, by each executive officer named in
Item 11 and officers and directors of the Company as a group, and for all persons known to the Company beneficially owning more than 5% of the Company's Series C Preferred Stock at March 24, 1995.

                                              Amount and Nature     Percent
         Title            Name of              of Beneficial           of
        of Class       Beneficial Owner      Ownership of Shares     Class
        --------       ----------------      -------------------     -----

      Preferred Stock   A.J. Clegg                   403,226           16%
      Series C

      Preferred Stock   Edison Venture Fund        2,096,774           84%
      Series C

      Preferred Stock   All officers and
      Series C          directors as a group
                        (12 persons)               2,500,000          100%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Child Care Investors L.P., Limited (the "Partnership"), a Delaware Limited partnership, was formed in September 1986 for the purpose of purchasing and leasing child care centers and other commercial properties. During 1986 and 1987, the Partnership purchased various child care centers and leased them to the Company. To finance the acquisition of some of these centers, the Partnership borrowed $3,500,000 from Fidelity Bank, N.A., the repayment of which has been guaranteed by the Company. This loan was extended until April 1998 and the balance was approximately $1.8 million.

During 1994 and 1993, legal services were rendered to the Company by Drinker Biddle & Reath, of which Morgan R. Jones, a director of the Company, is a partner, Chairman and Chief Executive Officer. The Company expects this firm to continue to provide such services during 1995. Fees paid to Drinker Biddle & Reath for 1994 and 1993 total $129,367 and $52,809, respectively.

Mr. A.J. Clegg, the Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of JBS Investment Banking, Ltd. ("JBS"). On May 29, 1992 the Company entered into a three (3) year Administrative Services Agreement with JBS whereby JBS would provide management and advisory services to the Company and will receive management fees from the Company of $250,000 per year. The Board of Directors approved an additional payment of $150,000 to JBS for services performed in 1993 beyond the scope of the contract including divestitures (including the Southeast Divestiture), new center and school development, acquisition feasibility, new product development, and other services in 1993. The described fixed fee portions Administrative Services Agreement was terminated in August of 1994 when Mr. Clegg and Mr. Frock relinquished their duties at JBS and became full time employees with the Company. As of December 31, 1994, 1993 and 1992, the Company paid to JBS fees totaling $200,374, $400,000 and $218,469, respectively.

In connection with the private placement of Preferred Stock Series A an aggregate of 665,987 shares of the Company were purchased for $665,987 by various officers, directors and JBS Investment Banking, Ltd. in July of 1993, in addition to outside shareholders.

In accordance with the private placement agreement of the Series C Preferred Stock, Edison Venture Fund has the right to designate one director until the sale or conversion of more than 1,250,000 shares of Series C Preferred Stock. In August of 1994, Edison Venture Fund appointed Mr. John Martinson, as its Board designee. Edison Venture Fund beneficially owns 2,096,774 shares of Series C Preferred Stock.

In November 1994, 403,206 shares of the Series C Preferred Stock were purchased for $403,206 by A.J. Clegg from the Edison Venture Fund II, PA due to a conflict within the fund. Edison Venture Funds continues to own the majority of the Series C Preferred Stock.

                                    PART IV



   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

                                                           Page
   (a) Documents filed as a part of this Report:         Reference
                                                         ---------
       (1)  Financial Statements:
            Report of Independent Accountants..............F-1
            Consolidated Balance Sheets....................F-2
            Consolidated Statements of Income..............F-3
            Consolidated Statements of Shareholders
              Equity.......................................F-4
            Consolidated Statements of Cash Flows..........F-5
            Notes to Consolidated Financial Statements.....F-7

       Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

   (b) Exhibits required to be filed by Item 601 of Regulation S-K:

       Exhibits identified in parentheses below, on file with the Commission, are incorporated herein by reference as exhibits hereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
  the Board of Directors of
  Nobel Education Dynamics, Inc.



We have audited the accompanying consolidated financial statements of Nobel Education Dynamics, Inc. and subsidiaries as listed in Item 14 (a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nobel Education Dynamics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 21, 1995, except
for Note 16, as to which
the date is March 10, 1995

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 ____________

                                                  December 31,
                                          ----------------------------
ASSETS                                        1994           1993
------                                        ----           ----
Cash and cash equivalents                 $    853,886   $  1,166,541
Accounts receivable, less allowance for
 doubtful accounts of $96,282 in 1994          614,640        402,400
 and $88,060 in 1993

Notes receivable                                45,114         49,114
Prepaid insurance                              169,404         63,430
Prepaid expenses and other                     636,616        755,407
                                          ------------   ------------
  Total Current Assets                       2,319,660      2,436,892
                                          ------------   ------------
Property and equipment, at cost             13,398,969     12,069,646
Accumulated depreciation                    (4,216,505)    (3,462,850)
                                          ------------   ------------
                                             9,182,464      8,606,796
Property and equipment held for sale         1,266,648      1,648,065
Cost in excess of net assets acquired        8,887,995      8,923,433
Deposits and other assets                    1,066,926        997,341
Deferred tax asset                             510,300              -
                                          ------------   ------------

   Total Assets                           $ 23,233,993   $ 22,612,527
                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Revolving Line of Credit (unused          $      -       $       -
 portion $400,000)
Current portion of long-term obligations     1,767,756        904,697
Current portion of capital lease                57,194         62,484
 obligations
Accounts payable and other current           4,594,768      4,454,220
 liabilities
Reserve for restructuring                       96,900        129,473
                                          ------------   ------------
  Total Current Liabilities                  6,516,618      5,550,874
                                          ------------   ------------

Long-term obligations                        7,846,151     12,544,532
Capital lease obligations                      371,543        428,737
Deferred gain on sale/leaseback                 63,303         71,294
Minority interest in consolidated              138,073        285,308
 subsidiary                               ------------   ------------

   Total Liabilities                        14,935,688     18,880,745
                                          ------------   ------------
Commitments and Contingencies (Notes 3,
 7, 9, and 15)
Shareholders' Equity:
Preferred stock, $.001 par value;
 10,000,000 shares    authorized,
 2,500,000 issued in 1994 and 2,484,320          4,984          2,484
 issued in 1993


Common stock, $.001 par value,
  50,000,000 shares authorized, issued
  27,000 shares in 1994 and 15,418,063          15,445         15,418
   in 1993
Additional paid-in capital                  19,644,922     17,222,137
Accumulated deficit                        (11,367,046)   (13,508,257)
                                          ------------   ------------
  Total Shareholders' Equity                 8,298,305      3,731,782
                                          ------------   ------------
Total Liabilities and Shareholders'       $ 23,233,993   $ 22,612,527
 Equity                                   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                    _______


                                                 Year Ended December 31,
                                         ----------------------------------
                                         1994           1993           1992
                                         ----           ----           ----

Revenues                               $34,371,501   $32,594,386   $33,497,877
                                       -----------   -----------   -----------

Operating expenses:
  Personnel costs                       15,285,330    14,521,170    14,751,797
  Center operating costs                 5,482,016     4,997,153     5,252,660
  Insurance, taxes, rent
     and other                           6,329,865     5,880,600     5,789,941
  Depreciation and
     amortization                        1,063,326     1,143,964     1,241,389
                                       -----------   -----------   -----------

                                        28,160,537    26,542,887    27,035,787
                                       -----------   -----------    ----------

     Center operating profit             6,210,964     6,051,499     6,462,090
                                       -----------   -----------     ---------

General and administrative expenses      2,896,076     2,555,103     2,946,095

     Operating income                    3,314,888     3,496,396     3,515,995
                                       -----------   -----------   -----------

Interest expense                         1,222,971     1,717,933     1,729,279

Other (income) expense                     106,960       (39,247)     (117,832)

Minority interest in income of
   consolidated subsidiary                  83,491        88,693        63,382
                                       -----------   -----------   -----------

Income before income taxes               1,901,466     1,729,017     1,841,166

Income tax (benefit) expense              (438,300)       21,000        36,000
                                       -----------   -----------   -----------

Net Income                             $ 2,339,766   $ 1,708,017   $ 1,805,166
                                       -----------   -----------   -----------

Preferred stock dividends                  198,555       106,686         -
                                       -----------   -----------   -----------

Net income available to
   common shareholders                 $ 2,141,211   $ 1,601,331   $ 1,805,166
                                       ===========   ===========   ===========

Primary earnings per share                   $0.13         $0.10         $0.12
                                       ===========   ===========   ===========

Fully diluted earnings per share             $0.12         $0.10         $0.12
                                       ===========   ===========   ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                       NOBEL EDUCATION DYNAMICS, INC.

                               AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                          Additional

                                  Preferred Stock       Common Stock        Paid-In    Accumulated
                                 ------------------  -------------------
                                  Shares    Amount     Shares    Amount     Capital      Deficit        Total
                                  ------    ------     ------    ------    ---------   ------------     -----

Balance as of
 January 1, 1992                      -    $     -   11,418,063  $11,418 $13,119,301   $(16,914,754)  $(3,784,035)
                                 ========= ========  ==========  ======= ===========   ============   ===========

Proceeds of Private Placement
 Offering                            -           -    4,000,000    4,000   1,696,000          -         1,700,000

Net Income                           -           -         -        -           -        1,805,166      1,805,166
                                 --------- --------  ----------  -------  -----------  ------------   -----------

 December 31, 1992                   -     $     -   15,418,063  $15,418 $14,815,301   $(15,109,588)  $  (278,869)
                                 ========= ========  ==========  ======= ===========   ============   ===========

Issuance of Preferred Stock
 less transaction costs          2,484,320    2,484         -       -      2,406,836          -         2,409,320

Preferred Dividends                  -           -          -       -            -         (106,686)     (106,686)

Net Income                           -           -          -       -            -        1,708,017      1,708,017
                                 ---------  -------  ----------  -------  -----------  ------------    -----------

 December 31, 1993               2,484,320   $2,484  15,418,063  $15,418  $17,222,137  $(13,508,257)  $ 3,731,782
                                 =========  =======  ==========  =======  ===========  ============    ===========


Stock Options Exercised               -          -       27,000      27        25,285         -            25,312

Issuance of Preferred Stock
 less transaction costs          2,500,000    2,500         -        -      2,397,500         -         2,400,000

Preferred Dividends                    -         -          -        -           -         (198,555)     (198,555)

Net Income                             -         -          -        -           -        2,339,766     2,339,766
                                 ---------  -------  ----------  -------  -----------  ------------   -----------

 December 31, 1994               4,984,320   $4,984  15,445,063  $15,445   19,644,922  $(11,367,046)  $ 8,298,305
                                 =========  =======  ==========  =======  ===========  ============   ===========




   The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended December 31,
                                                 ----------------------------------------
                                                     1994          1993          1992
                                                    -----          ----          ----
Cash Flows from Operating Activities:
  Net Income                                     $ 2,339,766   $ 1,708,017     1,805,166
                                                 -----------   -----------   -----------
Adjustment to Reconcile Net Income
  to Net Cash Provided by
  Operating Activities:
  Depreciation and amortization                    1,063,326     1,143,964     1,241,389
  Depreciation related to non-operating
    centers                                           90,646       102,649        78,527
  Provision for losses on accounts receivable        119,212        63,134        83,961
  Minority interest in income                         83,491        88,693        63,382
  Waiver of bank default interest and fees             -              -         (558,000)
  Reversal of tax valuation allowance               (510,300)         -             -
  Deferred gain amortization                          (7,991)       (7,991)       (7,991)

Changes in Assets and Liabilities Net of
    Acquisitions (increase) decrease in:
  Accounts receivable                               (331,452)        7,213       (42,711)
  Prepaid assets                                      12,817      (337,567)      (17,306)
  Other assets and liabilities                       (69,585)     (110,133)       56,724
  Accounts payable and accrued expenses              140,548        99,119       (44,644)
  Reserve for restructuring                          (32,573)     (397,342)     (650,245)
                                                 -----------   -----------   -----------
  Total Adjustments                                  558,139       651,739       203,086

Net Cash Provided by Operating Activities          2,897,905     2,359,756     2,008,252
                                                 -----------   -----------   -----------

Cash Flows from Investing Activities:
  Capital expenditures                            (1,372,384)     (914,996)     (491,919)
  Proceeds from sale of property and
    equipment                                        463,760     2,324,278     2,643,280
  Payment for acquisitions                          (210,161)         -             -
  Payment received from notes receivable                -          120,630        43,303
                                                 -----------   -----------   -----------

Net Cash Provided by
    (Used in) Investing Activities                (1,118,785)    1,529,912     2,194,664
                                                 -----------   -----------   -----------

Cash Flows from Financing Activities:
  Transaction costs related to
   issuance of stock                                (100,000)      (78,320)     (300,000)
  Proceeds from issuance of common stock              25,312          -        2,000,000
  Dividends paid to minority shareholders           (230,726)         -             -
  Repayment of long-term debt                     (4,025,322)   (4,939,104)   (5,362,911)
  Repayment of capital lease obligation              (62,484)      (59,162)     (104,149)
  Proceeds from issuance of preferred stock        2,500,000     1,616,000          -
  Dividends paid to preferred stockholders          (198,555)     (106,686)         -
                                                 -----------   -----------   -----------
Net Cash Used in Financing Activities             (2,091,775)   (3,567,272)   (3,767,060)
                                                 -----------   -----------   -----------

Net increase (decrease) in cash and cash
    equivalents                                     (312,655)      322,396       435,856

Cash and cash equivalents at beginning
  of year                                          1,166,541       844,145       408,289
                                                 -----------   -----------   -----------

Cash and cash equivalents at end of year         $   853,886   $ 1,166,541   $   844,145
                                                 ===========   ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES

                           SUPPLEMENTAL SCHEDULES FOR

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    _______


                                                Year Ended December 31,
                                           ----------------------------------
                                              1994        1993        1992
                                              ----        ----        ----
Supplemental Disclosures of Cash
 Flow Information

Cash paid during year for:
  Interest                                 $1,228,431  $1,739,913  $2,773,734
                                           ----------  ----------  ----------
  Income taxes                             $   64,721      20,855      30,379
                                           ----------  ----------  ----------

Non-cash financing and investing
  activities

Exchange of 768,320 shares of preferred
  stock for payment of debt                $           $  868,320  $
Sale of furniture and equipment and
  buildings for Notes Receivable           $           $  425,000  $  191,695

Acquisition of furniture and
  equipment with Notes Payable             $  190,000  $           $




  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY BACKGROUND:
     -----------------------------------------------------------------

     Nobel Education Dynamics, Inc. (formerly, The Rocking Horse Child Care Centers of America, Inc.) (the "Company") was founded in 1982 and commenced operations in 1984.

     Principles of Consolidation:
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

     Fiscal Year:
     -----------

     The Company's fiscal year ends the last Friday in December. There were 53 weeks in fiscal 1994, and 52 weeks in fiscal 1993 and 1992.

     Recognition of Revenues and Preopening Expenses:
     -----------------------------------------------

     Revenue is recognized as the services are performed. Expenses associated with opening new centers are charged to expense as incurred.

     Cash and Cash Equivalents:
     -------------------------

     The Company considers cash on hand, cash in banks, and cash investments with maturities of three months or less when purchased as cash and cash equivalents.

     Property and Equipment:
     ----------------------

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets as follows:

          Buildings                       40 years
          Leasehold improvements and      The shorter of the leasehold
           assets under capital lease      period or useful life
          Furniture and equipment         3 to 10 years

     Maintenance, repairs and minor renewals are expensed as incurred. Upon retirement or other disposition of buildings and furniture and equipment, the cost of the items, and the related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

     Cost in Excess of Net Assets Acquired:
     -------------------------------------

     The excess of purchase price over net assets acquired is amortized on a straight-line basis over a period of 40 years. Amortization expense amounted to $253,514, $261,279, and $255,811 for the years ended December 31, 1994, 1993 and 1992, respectively. Accumulated amortization at December 31, 1994 and 1993 was $1,601,211 and $1,347,697, respectively.
     The Company assesses potential impairment by comparing the carrying value of Cost in Excess of Net Assets Acquired at the balance sheet date with anticipated undiscounted future operating income before amortization.

     Income Taxes:
     ------------

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes effective January 1, 1992, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rate is recognized in income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

     Earnings Per Share:
     ------------------

     Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume conversion of convertible preferred stock from the date of issue.

     The number of shares used for computing primary and fully diluted earnings per share was as follows:


                                         1994          1993          1992
                                         ----          ----          ----
           Primary                    16,078,702    15,896,624    13,997,162
           Fully diluted              20,148,010    17,583,892    13,997,162


(2)  CHANGE IN CONTROL:
     -----------------

     On May 29, 1992, pursuant to various purchase agreements the Company issued four million (4,000,000) shares of the Company's Common Stock at fifty cents ($.50) per share (the "Shares") and warrants to purchase an additional one million one hundred thousand (1,100,000) shares of the Company's Common Stock at fifty cents ($.50) per share (the "Warrants") in a private placement to a limited number of accredited investors (the "Offering").

     Pursuant to a stock and warrant purchase agreement dated April 14, 1992 between the Company and JBS Investment Banking, Ltd. ("JBS"), JBS purchased four hundred thousand (400,000) of the Company's Shares and a Warrant to purchase an additional seven hundred fifty thousand (750,000) shares of the Company's Common Stock. The aggregate consideration for the Shares and the Warrant acquired by JBS was $200,083.

     Pursuant to the agreement, JBS has the ability to designate four of the eight directors of the Company, one of whom, A.J. Clegg has become Chairman and Chief Executive Officer of the Company.


(3)  RESTRUCTURING:
     -------------

     In 1990 management initiated a restructuring plan which consisted of selling operations which do not fit with its long term strategic goals and emphasizing new center development in the Mid-Atlantic region (Delaware, New Jersey, North Carolina, Pennsylvania and Virginia) and California. As a result, the Company recorded a $4.9 million restructuring charge in 1990 and an additional $4.8 million in 1991.

     The restructuring plan initiated in 1990 included the disposition of 48 centers located in Florida, Georgia and South Carolina, one center in New Jersey which was not maintaining positive cash flow, and divestiture of seven centers in Georgia and Florida developed for the Company but not operated. These 48 centers were composed of 24 centers owned by the Company, 14 centers leased from Child Care Investors L.P., Limited ("CCI") (see Note 7) and 10 centers leased from third parties.


     In 1993, the Company sold 12 centers in Georgia and Florida to Children Today of Georgia, Inc., a Georgia corporation ("Children Today") and related affiliates and entities (the "December Closing"). At the December Closing, the Company received the $425,000 note and proceeds of $2,490,000. The $425,000 note bears interest at the rate of 8% and is payable over ten years with the first five years of payments consisting of interest only. Beginning in the sixth year, payments of principal and interest will be amortized over a ten year period with the unpaid principal balance and accrued interest due on the tenth anniversary of the note. The note is collateralized by the properties sold and certain other assets of Children Today. In 1994, the Company sold an additional center to Children Today.

     The Company has also agreed not to own or operate additional child care centers in Georgia or Florida for a period of three years from the date of the closing, except in the event of certain limited circumstances.

     As of December 31, 1994 (including the partial Southeast divestiture), the Company sold twenty-one centers, leased with the option to purchase four centers, terminated the leases of seven centers, assigned or subleased five centers, merged one center into another, closed three centers and is continuing to operate seven centers remaining to be divested.

     The revenues and operating losses before general and administrative costs of the centers remaining to be divested are $2,126,403 and $155,690, respectively for the year ended December 31, 1994.

     Remaining Property and Equipment Held for Sale:
     ----------------------------------------------

     Management has estimated the market price of its remaining properties being held for sale based on recent center sales, investment banker analysis, and the Company's current marketing strategy.

     Below is a schedule of activity of property and equipment held for sale and related depreciation for the years ended 1994 and 1993:

                Property and Equipment at Cost:
                ------------------------------

                     Beginning                                                    Ending
                     Balances                                                     Balances
                     12/31/93       Additions     Disposals     Transfers         12/31/94
                     --------       ---------     ---------     ---------         --------
Land               $   607,531            -        $   (45,000)   $    -      $    562,531
Buildings            2,394,482      $  23,232         (313,620)        -         2,104,094
FFE                    677,371         32,511          (83,090)        -           626,792
                    ----------     ----------      -----------    --------    ------------
                   $ 3,679,384      $  55,743      $  (441,710)    $   -      $  3,293,417
                   ===========    ===========      ===========    ========    ============

                Accumulated Depreciation:
                ------------------------

                     Beginning                                                    Ending
                     Balances                                  Non-Operating      Balances
                     12/31/93       Additions     Disposals    Depreciation       12/31/94
                     --------       ---------     ---------    -------------      --------

Land                       -             -                -           -               -
Building           $  (337,047)   $  (24,129)     $    58,221    $(38,149)    $  (341,104)
FFE                   (480,914)      (35,943)          69,085     (52,497)    $  (500,269)
                   -----------    ----------      -----------    --------     -----------

                      (817,961)      (60,072)         127,306     (90,646)       (841,373)
                   -----------    ----------      -----------    --------     -----------

Net book value       2,861,423        (4,329)        (314,404)    (90,646)      2,452,044
Reserve             (1,213,358)                                                (1,185,396)
                   -----------                                                -----------

Estimated net
 realizable
 value             $ 1,648,065                                                $ 1,266,648
                   ===========                                                ===========


                     Beginning                                                  Ending
                     Balances                                                   Balances
                     12/31/92       Additions     Disposals    Transfers        12/31/93
                     --------       ---------     --------     ---------        --------

Land               $ 1,631,288            -       $(1,023,757)   $    -       $   607,531
Buildings            5,360,334    $    45,170      (3,011,022)        -         2,394,482
FFE                  1,269,468        126,727        (718,824)        -           677,371
                   -----------    -----------     -----------    --------     -----------
                   $ 8,261,090    $   171,897     $(4,753,603)   $    -       $ 3,679,384
                   ===========    ===========     ===========    ========     ===========

                    Accumulated Depreciation:
                    ------------------------

                     Beginning                                                  Ending
                     Balances                                  Non-Operating    Balances
                     12/31/92       Additions     Disposals    Depreciation     12/31/93
                     --------       ---------     ---------    -------------    --------

Land                       -             -                -           -              -
Building            $ (611,960)    $ (85,933)     $   405,388    $(44,542)    $  (337,047)
FFE                   (758,268)     (106,073)         438,372     (54,945)    $  (480,914)
                    ----------     ---------      -----------    --------     -----------

                    (1,370,228)     (192,006)         843,760     (99,487)       (817,961)
                    ----------     ---------      -----------    --------     -----------

Net book value       6,890,862       (20,109)      (3,909,843)    (99,487)      2,861,423
Reserve             (3,152,624)                                                (1,213,358)
                   -----------     ---------      -----------    --------     -----------

Estimated net
 Realizable
 value              $ 3,738,238                                               $ 1,648,065
                    ===========                                               ===========

     The change in reserve for restructuring includes the loss from disposition of property and equipment as well as other assets and costs associated with maintaining closed centers.

(4)  CASH EQUIVALENTS:
     ----------------

     The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $987,204 and $790,156 at December 31, 1994 and 1993,
     respectively. In 1994 and 1993, the Company's funds were invested in money market accounts which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.


(5)  PROPERTY AND EQUIPMENT:
     -----------------------

     The balances of major property and equipment classes excluding property and equipment held for sale were as follows:


                                                December 31,
                                            -------------------
                                            1994           1993
                                            ----           ----

         Land                            $ 1,653,812   $ 1,831,130
         Buildings                         4,929,060     4,858,226
         Assets under capital lease
            obligations                      912,781       912,781
         Leasehold improvements            1,837,057     1,348,170
         Furniture and equipment           4,066,259     3,114,823
         Construction in progress               -            4,516
                                         -----------   -----------

                                          13,398,969    12,069,646

         Accumulated depreciation         (4,216,505)   (3,462,850)
                                         -----------   -----------

                                         $ 9,182,464   $ 8,606,796
                                         ===========   ===========

     Lease amortization of capital leases included in depreciation expense amounted to $14,640, $14,640 and $57,189 for the years 1994, 1993, and
     1992, respectively.

(6)  LONG-TERM OBLIGATIONS:
     ----------------------

     Long-term obligations consisted of the following at:

                                                            December 31,
                                                         -------------------
                                                         1994           1993
                                                         ----           ----

     Term Loan I                                     $ 2,402,871   $ 3,523,779

     Revolving Credit Loan II                          5,745,675     8,598,701
     Revolving Credit Line (unused portion
       $400,000)                                           -             -

     1/st/ mortgages, due in varying installments
       over three to twenty years with
       fixed interest rates ranging from 9.4%
       to 12%.                                           818,468       857,959

     1/st/ mortgage, due in varying installments
       over six to fifteen years with variable
       interest rates ranging from prime plus
       1 1/2% to prime plus 2%, weighted average
       interest rate of 8.25% in 1994 and 7.0%
       in 1993.                                          403,079       433,103

     Notes payable to sellers from various
       acquisitions, due in varying installments
       over three to fifteen years with a fixed
       interest rate of 8% to 12%.                       198,137        13,280

     Notes payable to vendors for property and
       equipment with fixed interest rates
       varying from 8.0% to 17.5%.                        45,677        22,407
                                                     -----------   -----------

     Total debt                                      $ 9,613,907   $13,449,229

     Less Current Portion                             (1,767,756)     (904,697)
                                                     -----------   -----------

                                                     $ 7,846,151   $12,544,532
                                                     ===========   ===========

     On March 18, 1994, the Company entered into the "Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement" (the "Second Amendment") with its primary senior lender (referred to as the "Bank").
     The Second Amendment extends the maturity of the Company's principal credit facilities until December 31, 1998. Term Loan I is payable in monthly installments of $55,555 together with interest with the balance due on December 31, 1998. Term Loan I bears an interest rate of 11.02%.

     On June 1, 1994 the Company entered into the "Third Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement" with the Bank. The Third Amendment converts the outstanding balance of Term Loan II totaling $8,585,605 at June 1, 1994 to the Revolving Credit Loan II. Under the Revolving Credit Loan II the Company may borrow sums, repay and reborrow without penalty or premium, provided that the outstanding amounts shall at no time exceed the limit of the Revolving Credit II, which is reduced annually as described below.

     Revolving Credit Loan II bears an interest rate of prime plus one and one half and requires scheduled principal payments as follows: $600,000 on December 30, 1995; $600,000 on December 30, 1996; $1,100,000 on December
     30, 1997; and $2,150,000 on December 30, 1998 with the remainder due December 31, 1998.

     The $1,000,000 Revolving Credit Loan was also extended through December 31, 1998. The Second Amendment requires the Company to reduce the Revolving Credit Loan to zero for thirty consecutive days during each twelve month period. At its discretion, the Company will notify the Banks at the time such thirty day clean up period commences. Additionally, the Company is required to pay the Banks a commitment fee equal to one-half of one percent per year of the average daily unused portion of the Revolving Credit Loan. These loans are collateralized by all real property owned by the Company or its subsidiaries.

     In order to appeal the judgment entered against the Company in the litigation with certain former officers described in footnote 15, the Company was required to post security with the court for payment of the judgment in the event the judgment is not overturned on appeal. The Company posted the required security by arranging for the issuance of a letter of credit by its bank in the amount of $600,000 pursuant to a Fourth Amendment of the Loan Agreement whereby the bank issued the Letter of Credit, and the available balance of the Company's Revolving Line of Credit was reduced to $400,000. As additional consideration for the bank's issuing the Letter of Credit, the Company agreed to pay an annual fee equal to $15,000 and a one time fee of $2,000.

     The Second Amendment requires the Company to comply with certain non-financial covenants as well as certain financial covenants. These financial covenants include maintaining operating profit and earnings before interest and taxes of not less than 85%, 80%, 80%, and 75% of the 1994, 1995, 1996, and 1997-1998 projections in the business plan presented to the Banks. Also, the Company is required to increase shareholder's equity by at least $400,000 in 1994; $817,600 in 1995; $1,076,800 in 1996;
     $1,431,000 in 1997; and $2,055,750 in 1998. These amounts set forth are exclusive of new equity raised through public offerings or private placements. These loans restrict the ability of the Company to pay dividends without prior consent of the Bank. In addition, these loans are collateralized by substantially all of the real property owned by the Company.

     Additionally, the Second Amendment requires that all proceeds from the sale of assets of which the banks have a recorded mortgage or security interest shall be applied in the following order 1) to repay amounts outstanding under either the Term Loan I or Term Loan II at the Borrower's discretion in the inverse order of maturity; and, 2) to be applied to the outstanding principal balance of the Revolving Credit Loan which amounts may be reborrowed subject to the terms of the agreement.

     Maturities of long-term obligations are as follows: $1,767,756 in 1995, $1,420,644 in 1996, $1,864,783 in 1997, $3,952,403 in 1998, $448,510 in
     1999 and $159,660 in 2000 and thereafter.

(7)  CHILD CARE INVESTORS, L.P. DEBT FACILITY:
     ----------------------------------------

     Child Care Investors, L.P. ("CCI") is a limited partnership that was organized for the purpose of acquiring facilities for lease to the Company for operation as child care centers. In 1986 and 1987, CCI purchased various facilities and leased them to the Company for this purpose. To finance the acquisition of some of these facilities, CCI borrowed approximately $2.5 million from Fidelity Bank, N.A., the repayment of which has been guaranteed by the Company. Such two CCI bank loans total $1,520,864 as of December 31, 1994. This bank loan was also automatically extended through December 31, 1998, when the Company extended its Credit Agreement (see Note 6).

(8)  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES:
     ----------------------------------------------

     Accounts payable and accrued expenses were as follows:


                                              December 31,
                                              ------------
                                          1994            1993
                                          ----            ----

       Accounts payable                $  560,993    $  597,729
       Accrued payroll and
          related items                   581,719       262,390
       Accrued rent                       514,138       619,162
       Unearned income                  1,225,447     1,244,487
       Other accrued expense            1,712,471     1,730,452
                                       ----------    ----------

                                       $4,594,768    $4,454,220
                                       ==========    ==========

(9)  LEASE OBLIGATIONS:
     -----------------

     Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancelable operating leases, excluding leases assigned, consisted of the following at December 31, 1994:


                                                                    Operating Leases
                                                                    ----------------
                                                        Operating
                                                         Centers
                                           Closed         to be           Continuing
                                           Centers       Divested           Centers          Total
                                           -------       --------         ----------         -----
     1995                                 $ 85,018       $409,566         $ 4,423,550    $ 4,918,134
     1996                                   50,155        307,175           4,116,421      4,473,751
     1997                                     -              -              3,699,197      3,699,197
     1998                                     -              -              3,100,653      3,100,653
     1999                                     -              -              2,303,643      2,303,643
     2000 and thereafter                      -              -             14,210,740     14,210,740
                                          --------      ---------         -----------   -----------
      Total minimum lease
       obligations                        $135,173       $716,741         $31,854,204    $32,706,118
                                          ========      =========         ===========    ===========


                                                                       Captial Leases
                                                                       --------------
      1995                                                                $110,219
      1996                                                                  96,264
      1997                                                                  97,708
      1998                                                                  99,173
      1999                                                                 100,660
      2000 and thereafter                                                  127,808
                                                                         ---------

      Total minimum lease obligations                                      631,832
                                                                         ---------

      Less amount representing interest                                    203,095
                                                                         ---------
      Present value of capital lease obligations                           428,737
                                                                         ---------

      Less current portion                                                  57,194
                                                                          --------

                                                                          $371,543
                                                                          ========

     Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $4,444,735, $3,996,986, and $3,865,525 in 1994, 1993, and 1992, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

     Since the initiation of the restructuring, the Company entered into agreements to assign or sublease leases for five of the centers under development, and nine centers which were operating. The fourteen assigned leases have remaining terms from four years to fourteen years. Under the agreements, the Company is contingently liable if the assignee is in default under the lease. Contingent future rental payments under the assigned leases are as follows:


          1995                             $  911,408
          1996                                888,953
          1997                                724,567
          1998                                688,125
          1999                                673,733
          2000 and thereafter               4,185,215

(10) SHAREHOLDERS' EQUITY:
     --------------------

     Preferred Stock:
     ---------------

     On August 22, 1994, the company completed a private placement of an aggregate of 2.5 million shares of Series C Convertible Preferred Stock, Series 1 Warrants for the purchase of up to 500,000 shares of the Company's Common Stock, and Series 2 Warrants for the purchase of up to 500,000 shares of the Company's Common Stock, for an aggregate purchase price of $2,500,000. The Preferred shares, with a par value of $.001, are convertible into Common Stock at an initial conversion rate, subject to adjustment, of one share of Common Stock for each share of Series C Convertible Preferred Stock. The Series 1 Warrants become exercisable at $1.00 per share, subject to adjustment, on the first date on or after February 19, 1995 when the average fair market value of the Company's Common Stock, for each business day in the prior 6 months, equals or exceeds $1.75 per share. The Series 1 Warrants expire on August 19, 2001. The Series 2 Warrants become exercisable at $1.00 per share, subject to adjustment, on January 1, 1997; provided, however, that the Series 2 Warrants will expire prior to that date if the fair market value of the Company's Common Stock, for each business day in any period of 20 consecutive business days ending on or prior to December 31, 1996, equals or exceeds $3.00 per share. If the Series 2 Warrants have not expired prior to January 1, 1997 they expire on August 19, 2001. Pending their use for the development of new schools and child care centers, possible strategic acquisitions and new products, the proceeds of this placement totaling approximately $2,458,000 after legal costs and other fees were used initially to reduce temporarily the balance of the Revolving Credit Loan II. As of December 31, 1994, 2,500,000 shares were outstanding.

     On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock (the Preferred Stock) at a purchase price of $1.00 per share. The Preferred Stock is convertible into Common Stock at an initial conversion rate of 1.176 shares of Common Stock for each share of Preferred Stock so converted. The conversion rate is subject to adjustment upon the occurrence of certain events including the sale of Common Stock at a price less than the effective conversion price of the Preferred Stock, which initially is $.85 per share. The Preferred Stock is redeemable by the Company at any time after the fifth anniversary of their issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of their holders. Of the 2,484,320 Preferred Shares ("Shares") issued, 768,320 Shares were issued in exchange for the reduction of a CCI Note payable. Another 100,000 Shares were issued in exchange for the reduction of the principal debt facilities. Additionally, 1,616,000 Shares were issued raising $1,616,000 in cash proceeds. $1,000,000 was used to repay principal credit facilities, $537,680 for the remainder of a CCI Note payable, and approximately $78,000 for transaction costs. As of December 31, 1994 and 1993, 2,484,320 shares were outstanding.

     Each share of Preferred Stock entitles the holder to a number of votes equal to the number of full shares of Common Stock into which such share is then convertible. Except as otherwise required by law, holders of Preferred Stock vote together with the Common Stock and not as a separate class, in the election of directors and on each other matter submitted to a vote of the stockholders.

     Each share of Preferred Stock will entitle the holder to receive $1.00 plus cumulative unpaid dividends upon the liquidation, dissolution or winding up of the Company before any liquidation payments are made to the holders of the Common Stock. The Preferred Stock does not have any preemptive rights to subscribe for or purchase any securities proposed to be issued by the Company.

     Capital Stock and Warrants:
     --------------------------

     In May of 1992 the Company raised $2,000,000 before transaction costs from the private sale of 4,000,000 shares of common stock. In connection with the private placement, an additional 1,100,000 warrants to purchase the Company's common stock were issued. The Company registered these shares in February 1994. The warrants are exercisable at .50 cents per share and expire on May 29, 1997.

     1988 Stock Option and Stock Grant Plan:
          ---------------------------------

     During 1988, the Company established the 1988 stock option and stock grant plan. This plan reserves up to an aggregate of 500,000 shares of common stock of the Company for issuance in connection with stock grants, incentive stock options and non-qualified stock options.

     1986 Stock Option and Stock Grant Plan:
     --------------------------------------

     During 1986, the Company established a stock option and stock grant plan, which was amended in 1987. The 1986 Plan, as amended, reserves up to an aggregate of 867,000 shares of common stock of the Company for issuance in connection with stock grants and upon the exercise of incentive stock options and non-qualified stock options. Of these 867,000 shares, not more than 30,000 shares can be awarded as stock grants.

     The number of options granted under the Stock Option and Stock Grant Plans is determined from time to time by the Compensation Committee of the Board of Directors. Incentive stock options are granted at market value or above, and non-qualified stock options are granted at a price fixed by the Compensation Committee at the date of grant. Options are exercisable for up to ten years from date of grant and generally vest over a one to three year period. Options and grants held by employees and directors of the Company will immediately vest on a change of control of the Company.

     Option activity with respect to the 1988 and 1986 plans was as follows:


                                              Outstanding Options
                                        -----------------------------
                                        Number                  Range
                                        ------                  -----
     Balance, January 1, 1992           223,100     $1.00    to    $3.25
     Granted                             81,000     $0.9375
     Canceled                           (16,300)    $1.00    to    $2.75
     Exercised                             -          -               -
                                       --------     --------------------
     Balance, December 31, 1992         287,800     $0.9375  to    $3.25
                                       --------     --------------------

     Balance, January 1, 1993           287,800     $0.9375  to    $3.25
     Granted                            205,000     $0.75    to    $0.9375
     Canceled                          (145,600)    $1.00    to    $2.75
     Exercised                             -          -               -
                                       --------     --------------------
     Balance, December 31, 1993         347,200     $0.75    to    $3.25
                                       --------     --------------------

     Balance, January 1, 1994           347,200     $0.75    to    $3.25
     Granted                               -          -               -
     Canceled                            (1,100)    $0.75    to    $1.00
     Exercised                          (27,000)    $0.9375
                                       --------     --------------------
     Balance, December 31, 1994         319,100     $0.75    to    $3.25
                                       --------     --------------------

     At December 31, 1994, 185,350 shares remain available for options or stock grants and 169,100 options were exercisable.

     In 1991 the Board of Directors granted 200,000 stock options outside the above plans in connection with a consulting agreement with the Company's former President (See Note 15). In 1986 the Board of Directors granted 72,500 options outside the above plans to a former officer of the Company. At December 31, 1994, 1993 and 1992, 261,000 of such options remained outstanding, respectively.

(11) OTHER (INCOME) EXPENSE:
     -----------------------

     Other (income) expense consists of the following:

                                                   Year Ended December 31,
                                              ----------------------------------
                                              1994           1993           1992
                                              ----           ----           ----

       Interest income                         $(76,721)  $ (34,664)  $ (36,397)
       Rental income                            (70,288)   (116,823)   (154,380)
       Depreciation related to
         to rental income                        90,646     102,649      72,945
       Other projects                            15,584       9,591         -
       Costs of maintaining closed centers
        held for sale                           147,739         -           -
                                               --------   ---------   ---------

                                               $106,960   $ (39,247)  $(117,832)
                                               ========   =========   =========

(12) RELATED-PARTY TRANSACTIONS:
     --------------------------

     Legal services were rendered to the Company by Drinker Biddle & Reath, of which a director of the Company, is a partner. The Company expects this firm to continue to provide such services during 1994. Fees paid to the firm in 1994 and 1993 totaled $129,367 and $52,809, respectively.

     Mr. A.J. Clegg the Chairman and Chief Executive Officer is also the Chairman and Chief Executive Officer of JBS Investment Banking, Ltd. ("JBS"). On May 29, 1992 pursuant to the equity infusion the Company entered into a three (3) year management agreement with JBS whereby JBS will provide management and advisory services to the Company and will receive management fees from the Company of $250,000 per year. In December of 1993, the Board of Directors approved payments for extra services performed including the completion of the private placement and the Southeast divestiture totaling $150,000. In August of 1994, the Company ceased paying fixed fees to JBS. Mr. Clegg and Mr. Frock relinquished their duties at JBS and joined the Company as full time employees. Mr. Clegg is the Chairman and Chief Executive Officer of the Company and Mr. Frock is Executive Vice President responsible for development, acquisition and fund raising. As of December 31, 1994, 1993 and 1992, the Company paid to JBS fees totaling $200,374, $400,000 and $218,469, respectively.

(13) INCOME TAXES:
     -------------

     As discussed in Note 1, the Company adopted SFAS No. 109 as of January 1, 1992.

          Current tax provision:

                                             1994        1993       1992
                                             ----        ----       ----

               Federal                       $47,000     $   200     16,000
               States                         25,000      20,800     20,000
                                             -------     -------    -------
                                             $72,000     $21,000    $36,000
                                             =======     =======    =======

     The difference between the actual income tax rate and the statutory federal income tax rate is attributable to the following:

                                               1994        1993       1992
                                               ----        ----       ----

          U.S. federal statutory rate           34%         34%        34%

          State taxes, net of federal
             tax benefit                         1%          1%         2%

          Benefit from realization of
             net operating losses              (38%)       (39%)      (48%)

          Reduction in valuation allowance     (27%)         -

          Goodwill and other                     7%          5%        14%
                                               -----       -----      -----
                                               (23%)         1%         2%
                                               =====       =====      =====


     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                     Year Ended December 31,
                                                   ---------------------------
                                                      1994                1993
                                                    Deferred            Deferred
                                                      Tax                  Tax
                                                     Assets              Assets
                                                 (Liabilities)        (Liabilities)
                                                ---------------      ---------------

       Depreciation                               $  (371,787)         $  (431,098)
       Provision for center closings and
         other restructurings                         785,020              802,846
       Net operating losses                         2,643,740            3,358,593
       General business credits                        27,650               27,650
       AMT credit carryforward                          8,400                8,400
       Other                                           46,256               12,402
                                                  -----------          -----------

       Net deferred tax asset                       3,139,279            3,778,793
       Valuation allowance                         (2,628,979)          (3,778,793)
                                                  -----------          -----------

       Total deferred taxes                       $   510,300          $         0
                                                  ===========          ===========

     In 1994, based on the Company's analysis of the last three years of significant positive operating performance and expected future taxable income, the Company reduced the valuation allowance by $510,300. Accordingly, such amount was recorded as a credit to income tax expense.

     The general business credit will expire in 1997 and the net operating loss begins to expire in the year 2000. There also is an AMT credit available as well as a contribution carryover.

(14) EMPLOYEE BENEFIT PLANS:
     ----------------------

     Merryhill Schools, Inc., a subsidiary of the Company had a 401(k) Plan whereby eligible employees may elect to enroll immediately upon employment. Merryhill will match 25% of the employee's contribution to the Plan. Employee contributions are limited to 6% of the employees salary. Merryhill's matching contributions under the Plan are charged to operating expense and were approximately $33,843, $19,791, and $19,268 for the years ended December 31, 1994, 1993, and 1992, respectively. As of January 30, 1994, the Plan was terminated and replaced with another 401(k) Plan.

     Effective January 1, 1994, the Company adopted a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company will match 25% of the employees contribution to the Plan of up to 6% of the employees salary. This Plan also replaced the 401(k) Plan at Merryhill Schools, Inc., a subsidiary of the Company, as of January 31, 1994. Nobel's matching contributions under the Plan were approximately $26,774 for the year ended December 31, 1994.

(15) COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     On February 24, 1995, Mr. F.E. Montgomery's, the Company's President and Chief Operating Officer, employment terminated with the Company. In conjunction with his separation from the Company, the Company agreed to pay Mr. Montgomery 1) his base pay for a period of eight months plus three weeks vacation pay for 1995, 2) the payment of the 1994 performance bonus which is due based on audited financials, 3) use of the Company vehicle for up to ninety days after the separation and 4) medical insurance for ninety days.

     On January 13, 1993, the employment of Mr. Douglas E. Carneal was terminated by the Company pursuant to the provisions of his employment agreement which permits his discharge for other than cause. At the time of his termination, Mr. Carneal was serving as the Company's President and Chief Operating Officer.

     In February 1993, Douglas E. Carneal, former Chief Operating Officer of the Company, filed suit in the Court of Common Pleas for Chester County, Pennsylvania against the Company, certain officers and directors, and other persons arising out of a dispute over amounts which were paid to Mr. Carneal following his termination from the Company. In that action, Mr. Carneal claims that the Company is in breach of an agreement to cause a loan which he obtained to purchase Company stock to be non-recourse. He further claims that his termination payments were not made in accordance with his employment contract, and that he is entitled to accrued but unpaid vacation. Total compensatory damages sought approximate $800,000 and in addition is seeking punitive damages and attorney fees. The Company filed preliminary objection to Carneal's complaint, some of which were sustained. The Chester County, Pennsylvania, Court of Common Pleas dismissed several of the claims filed by Douglas Carneal against the Company, allowing him to replead some of those claims. Carneal filed an amended Complaint. After objections to the amended complaint were dismissed, the Company filed an answer denying Mr. Carneal's claims and filed a counterclaim against him seeking damages for his alleged mismanagement of the Company. Mr. Carneal filed objections to that counterclaim. A decision of the Court is pending.

     In December, 1994, the Company brought a separate action against Mr. Carneal in the Court of Common Pleas for Chester County, Pennsylvania, seeking damages for his mismanagement of the Company. Mr. Carneal removed that action to the United States District Court for the Eastern District of Pennsylvania and filed an answer and a counterclaim asserting the same claims he had asserted in his earlier action in Chester County, Pennsylvania. The Company has moved to dismiss much of Mr. Carneal's counterclaim. A decision of the court is pending.

     In May 1993, Julie Sell and Michael Bright, former executives of the Company, commenced a suit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company breached its contractual duty to pay them salary increases, bonuses and severance pay under the Company's Executive Severance Pay Plan. On September 15, 1994, the United States District Court for the Eastern District of Pennsylvania entered a judgment against the Company and in favor of Julie Sell and Michael Bright in the combined amount of $406,000. The Company has appealed this decision to the United States Court of Appeals for the Third Circuit.

     During 1994, the Company entered into lease agreements for four new centers which are being developed in Pennsylvania, Illinois, California and New Jersey.

     The Company is currently in dispute with a landlord over the payment of certain taxes related to Leases of centers estimated to be approximately $100,000. At this time, the Company feels that no taxes are due, however, there are no certainties regarding the outcome of the dispute.

     In December of 1994, the Company entered into an agreement with the Wall Street Group, Inc. for which they will be retained as financial public relations counsel for a cash fee of $5,000 per month payable in advance. Additionally, on January 1, 1995 the Company agreed to grant Wall Street Group five year options for as many shares as could be purchased for $100,000 at the closing bid price on the date of the final agreement. The agreement can be canceled by either party on ninety (90) day written notice and the Wall Street Group would return on a pro rated basis the stock options.

     The Company is engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters above will not have a material adverse effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

     The Company carries fire and other casualty insurance on its centers and liability insurance in amounts which management believes is adequate for its operations. As is the case with other entities in the child care industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have sublimits per claim in the general liability coverage.

(16) SUBSEQUENT EVENT - ACQUISITION OF CAREFREE:
     ------------------------------------------

     On March 10, 1995, the Company acquired from Carefree Learning Centers, Inc. ("Carefree"), a subsidiary of Medical Service Association of Pennsylvania, doing business as Pennsylvania Blue Shield ("Pennsylvania Blue Shield"), Carefree's child day care business and operations, and substantially all of its other assets, other than real estate, used in the operation of Carefree's business.

     The child care business purchased from Carefree, which generated revenues of approximately $4,446,000 in 1994, consists of eight learning centers currently in operation, and three learning centers currently under construction or in the pre-development stage, all of which are located in Pennsylvania. The Company intends to continue to operate the acquired business under the Carefree Learning Centers name.

     The purchase price for the business and assets acquired from Carefree consisted of (i) $500,000 in cash, (ii) a subordinated promissory note of the Company in the principal amount of approximately $1,585,000, and (iii) the assumption of certain other liabilities of Carefree in the amount of approximately $365,000.

     Concurrently with the acquisition of Carefree's business, the Company entered into an Agreement of Sale (the "Agreement of Sale") with Pennsylvania Blue Shield, pursuant to which the Company will acquire (i) the land and buildings on which four of the learning centers currently in operation and acquired from Carefree are located, and (ii) the land and buildings at which one of the child day care centers acquired from Carefree is currently under construction (collectively, the "Real Estate"). At the closing under the Agreement of Sale, the purchase price to be missing - paid for the Real Estate will consist of (i) approximately $1,500,000 in cash, (ii) subordinated promissory notes of the Company in the aggregate principal amount of approximately $600,000, and (iii) the assumption by the Company of certain other liabilities of the Pennsylvania Blue Shield subsidiary in the amount of approximately $2,700,000. The Company anticipates closing its acquisition of the Real Estate within 60 days of the date of the Agreement of Sale.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NOBEL EDUCATION DYNAMICS, INC.

By:_____________________________________                  March 30, 1995
     A.J. Clegg
     (Chairman)

By:_____________________________________                  March 30, 1995
     Yvonne DeAngelo
(Controller and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:_____________________________________                  March 30, 1995
     A.J. Clegg
Chairman of the Board of Directors

By:_____________________________________                  March 30, 1995
     Edward H. Chambers
     Director

By:_____________________________________                  March 30, 1995
     John R. Frock
     Director

By:_____________________________________                  March 30, 1995
     Peter H. Havens
     Director

By:_____________________________________                  March 30, 1995
     Morgan R. Jones
     Director

By:_____________________________________                  March 30, 1995
     Kevin McGovern
     Director

By:_____________________________________                  March 30, 1995
     William P. Moore
     Director

By:_____________________________________                  March 30, 1995
     John Martinson
     Director

                                 Exhibit Index
                                 -------------

                                                      Page number in Rule 0-3(b)
Exhibit   Description                                 Sequential number system
Number    of Exhibit                                  where Exhibit can be found
------    ----------                                  --------------------------


2(a) Purchase and Sale Agreement (the "Purchase and Sale Agreement") between Nobel Education Dynamics, Inc. (the "Registrant") and Children Today of Georgia, Inc., dated October 29, 1993. (Filed as Exhibit 2 to the Registrant's Form 10-Q dated September 30, 1994 and incorporated herein by reference.)

2(b) Addendum I to Purchase and Sale Agreement dated December 3, 1993. (Filed as Exhibit 2.1 to the Registrant's Form 8-K dated December 17, 1993 and incorporated herein by reference.

2(c) Agreement between O.M. Enterprises and the Registrant dated December 3, 1993. (Filed as Exhibit 2.2 to the Registrant's Form 8-K dated December 17, 1993 and incorporated herein by reference.

3(a) Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-16444) filed on August 12, 1987 (the "Form S-1") and incorporated herein by reference.)

3(b) Certificate of Amendment of Restated Certificate of Incorporation of The Rocking Horse Child Care Centers of America, Inc., filed on June 10, 1993, changing the name of the Registrant from The Rocking Horse Child Care Centers of America, Inc. to Nobel Education Dynamics, Inc. filed herein as Exhibit 3(b) and made a part hereof.

3(c) Amended and Restated By-Laws of the Registrant. (Filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

3(d) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of The Rocking Horse Child Care Centers of America, Inc. (Filed as Exhibit 7(c) to the Registrant's Form 8-K dated June 14, 1993 and incorporated herein by reference.)

3(e) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of The Rocking Horse Child Care Centers of America, Inc. (Filed as Exhibit 7(c) to the Registrant's Current Report on Form 8-K dated June 25, 1993 and incorporated herein by reference.)

4(a) Amended and Restated Revolving Credit and Term Loan Agreement dated May 2, 1990 by and among First Pennsylvania Bank, N.A., the Registrant, Rocking Horse Development Corporation, HI Management Corporation, Homil Co., Children's Park, Incorporated and Merryhill Schools, Inc. (Filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q dated May 14, 1990 and incorporated herein by reference.)

4(b) Amended, Restated and Consolidated Revolving Credit Note in the principal amount of $12,000,000 dated May 2, 1990. (Filed as Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(c) Amended and Restated Term Note in the principal amount of $10,000,000 dated May 2, 1990. (Filed as Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(d) General Security Agreement dated May 2, 1990. (Filed as Exhibit 4(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(e) Amended, Restated and Consolidated Stock Pledge Agreement dated May 2, 1990. (Filed as Exhibit 4(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(f) Trademark Security Agreement dated May 2, 1990. (Filed as Exhibit 4(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(g) Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Androscoggin County, Maine; Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Brevard County, Florida; Leasehold Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Duval County, Florida; Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Champaign County, Illinois; Deed to Secure Debt and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Fulton County, Georgia; Leasehold Deed to Secure Debt between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Dekalb County, Georgia; Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Gloucester County, New Jersey. (Filed as Exhibit 25 to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1989 and incorporated herein by reference.)

4(h) The Registrant and its subsidiaries have granted security interests in all of the properties they own in North Carolina to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the Deed of Trust filed as Exhibit 4(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(i) The Registrant has granted security interests in certain properties it owns in New Jersey to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the Deed of Trust filed as Exhibit 4(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(j) The Registrant has granted security interests in certain of the properties it leases in Florida to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the instrument filed as Exhibit 4(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(k) The Registrant and its subsidiaries have granted security interests in all of the properties they lease in various states to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the instrument filed as Exhibit 4(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(l) The Registrant and its subsidiaries have granted security interests in all of the properties they own in California to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the security instrument filed as Exhibit 4(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(m) Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(n) Saltzman Partners' Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Saltzman Partners. (Filed as
          Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(o) Warrant Subscription Agreement dated May 28, 1992 between Registrant and Pennsylvania Merchant Group Ltd. (Filed as Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(p) Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(q) Second Modification to Mortgage and Security Agreement dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(f) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(r) Second Reaffirmation and Amendment of Guaranty and Suretyship Agreement dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(g) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(s) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement among the Registrant, CoreStates Bank, N.A. and Fidelity Bank, N.A. (Filed as Exhibit 4(h) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(t) Fidelity Second Amended and Restated Revolving Credit Note dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(i) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(u) CoreStates Second Amended and Restated Revolving Credit Note dated May 28, 1992 between Registrant and CoreStates Bank, N.A. (Filed as
          Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(v) Fidelity Second Amended and Restated Term Note dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(k) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(w) CoreStates Second Amended and Restated Term Note dated May 28, 1992 between Registrant and CoreStates Bank, N.A. (Filed as Exhibit 4(l) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(x) Fidelity Amended and Restated Note (Term Loan II) dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(m) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(y) Shareholder's Agreement dated May 28, 1992 between Registrant and JBS Investment Banking, Ltd. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(z) CoreStates Amended and Restated Note (Term Loan II) dated May 28, 1992 between Registrant and CoreStates Bank, N.A. (Filed as Exhibit 4(n) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(aa) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated March 18, 1994 between the Registrant and CoreStates Bank, N.A., filed herein as Exhibit 4(gg) and made a part hereof.

4(ab) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated October 6, 1994.

4(ac)     Series 1 and 2 Warrants for shares of Common Stock issued to EVF and
          EVF-PA.

4(ad) Secretary's Certificate as to the Designation, Preferences and Rights of Series C Convertible Stock.

4(ae)     Registration Rights Agreement.

4(af) Amendment No. 1 to Shareholders' Agreement dated May 28, 1992 by and among JBS Investment Banking, Ltd., Nobel and Saltzman Partners.

The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant's total assets. The Registrant agrees to furnish a copy of each of such instruments to the Securities and Exchange Commission upon request.

10(a) 1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Form S-1 and incorporated herein by reference.)

10(b)     1988 Stock Option and Stock Grant Plan of the Registrant.  (Filed as
          Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1988 and incorporated herein by reference.)

10(c) Guaranty and Suretyship Agreement between the Registrant and Fidelity Bank, National Association dated October 1, 1986; and Amendment to Agreement dated October 31, 1986 (filed as Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference); Letter from Fidelity Bank dated August 6, 1987 waiving certain financial covenants of Guaranty and Suretyship Agreement. (Filed as Exhibit 10(q) to the Form S-1 and incorporated herein by reference.)

10(d) Lease Agreement between the Registrant and LBA Associates dated August 1, 1994 through August 1, 2001 for its corporate office space of 9,163 square feet in Rose Tree Corporate Center II.

10(e) Lease agreements dated as of December 31, 1987 between the Registrant and Child Care Investors LP, Limited relating to the leasing by the Registrant of eight child care facilities in South Carolina and of six child care facilities in Florida. (Filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.)

10(f) 1985 Stock Option Plan of Registrant. (Filed as Exhibit 19(k) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1985 and incorporated herein by reference.)

10(g) Stock Purchase Agreement dated as of August 4, 1989 by and among the Registrant and the stockholders of Children's Park, Incorporated (Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 14, 1989, date of earliest event reported August 31, 1989 and incorporated herein by reference.)

10(h) Agreement for Purchase of Shares dated as of October 3, 1989, among the Registrant and the shareholders of Merryhill Schools, Inc. (Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated October 19, 1989, date of earliest event reported October 4, 1989 and incorporated herein by reference).

10(i) Executive Severance Pay Plan Statement and Summary Plan Description dated November 1991. (Filed as Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(j) Employee Severance Pay Plan Statement and Summary Plan Description dated November 1991. (Filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(k) Stock Purchase Agreement between the Registrant and various investors dated April 2, 1990. (Filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(l) Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 13, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(m) Administrative Services Agreement dated May 28, 1992 between the Registrant and JBS Investment Banking, Ltd. (Filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10(n) Promissory Note dated November 30, 1993 between the Registrant and Bankers Trust of North Carolina, filed herein as Exhibit 4(bb) and made a part hereof.

10(o) Security Agreement dated November 30, 1993 between the Registrant and Bankers Trust of North Carolina, filed herein as Exhibit 4(cc) and made a part hereof.

10(p) Deed of Trust dated November 30, 1993 between the Registrant and Bankers Trust of North Carolina, filed herein as Exhibit 4(dd) and made a part hereof.

10(q) Promissory Note dated January 31, 1994 between the Registrant and Mt. Holly State Bank, filed herein as Exhibit 4(ee) and made a part hereof.

10(r) Allonge, Note, Mortgage Modification & Security Agreement dated January 31, 1994 between the Registrant and Mt. Holly State Bank, filed as Exhibit 4(ff) and made a part hereof.

11 Statement re-computation of per share earnings dated year ended December 31, 1994, and made a part hereof.


22        List of subsidiaries of the Registrant.

23        Consent of Coopers & Lybrand.


(b)       Reports on Form 8-K:

          Addendum I to Purchase and Sale Agreement dated December 3, 1993. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

          Agreement between O.M. Enterprises and the Registrant dated December 3, 1993. (Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

          Asset Purchase Agreement dated March 10, 1995 among the Registrant, Carefree Learning Centers, Inc., Keystone Ventures, Inc. and Medical Service Association of Pennsylvania, doing business as Pennsylvania Blue Shield. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

          Agreement of Sale dated March 10, 1995 among the Registrant, Bluegrass Real Estate Company, Inc. and Keystone Real Estate Development Company, Inc. (Filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

                          QUALIFICATION BY REFERENCE
                          --------------------------

Information contained in this Annual Report as to a contract or other document referred to or evidencing a transaction referred to is necessarily not complete, and in each instance reference is made to the copy of such contract or other document filed as an exhibit to this Annual Report or incorporated herein by reference, all such information being qualified in its entirety by such reference.

Description
-----------

Exhibit Number
(Referenced to
Item 601 of
-----------
  Regulation S-K)
-----------------


2(a) Purchase and Sale Agreement (the "Purchase and Sale Agreement") between Nobel Education Dynamics, Inc. (the "Registrant") and Children Today of Georgia, Inc., dated October 29, 1993. (Filed as Exhibit 2 to the Registrant's Form 10-Q dated September 30, 1994 and incorporated herein by reference.)

2(b) Addendum I to Purchase and Sale Agreement dated December 3, 1993. (Filed as Exhibit 2.1 to the Registrant's Form 8-K dated December 17, 1993 and incorporated herein by reference.

2(c) Agreement between O.M. Enterprises and the Registrant dated December 3, 1993. (Filed as Exhibit 2.2 to the Registrant's Form 8-K dated December 17, 1993, and incorporated herein by reference.

3(a) Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-16444) filed on August 12, 1987 (the "Form S-1") and incorporated herein by reference.)

3(b) Certificate of Amendment of Restated Certificate of Incorporation of The Rocking Horse Child Care Centers of America, Inc., filed on June 10, 1993 changing the name of the Registrant from The Rocking Horse Child Care Centers of America, Inc. to Nobel Education Dynamics, Inc. filed herein as Exhibit 3(b) and made a part hereof.

3(c) Amended and Restated By-Laws of the Registrant. (Filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

3(d) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Rocking Horse Child Care Centers of America, Inc. (Filed as Exhibit 7(c) to the Registrant's Form 8-K dated June 14, 1993 and incorporated herein by reference.)

3(e) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Rocking Horse Child Care Centers of America, Inc. (Filed as Exhibit 7(c) to the Registrant's Current Report on Form 8-K dated June 25, 1993 and incorporated herein by reference.)

4(a) Amended and Restated Revolving Credit and Term Loan Agreement dated May 2, 1990 by and among First Pennsylvania Bank, N.A., the Registrant, Rocking Horse Development Corporation, HI Management Corporation, Homil Co., Children's Park, Incorporated and Merryhill Schools, Inc. (Filed as
       Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q dated May 14, 1990 and incorporated herein by reference.)

4(b) Amended, Restated and Consolidated Revolving Credit Note in the principal amount of $12,000,000 dated May 2, 1990. (Filed as Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(c) Amended and Restated Term Note in the principal amount of $10,000,000 dated May 2, 1990. (Filed as Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(d) General Security Agreement dated May 2, 1990. (Filed as Exhibit 4(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(e) Amended, Restated and Consolidated Stock Pledge Agreement dated May 2, 1990. (Filed as Exhibit 4(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(f) Trademark Security Agreement dated May 2, 1990. (Filed as Exhibit 4(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(g) Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Androscoggin County, Maine; Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Brevard County, Florida; Leasehold Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Duval County, Florida; Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Champaign County, Illinois; Deed to Secure Debt and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Fulton County, Georgia; Leasehold Deed to Secure Debt between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Dekalb County, Georgia; Mortgage and Security Agreement between the Registrant and First Pennsylvania Bank, N.A. for certain properties in Gloucester County, New Jersey. (Filed as Exhibit 25 to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1989 and incorporated herein by reference.)

4(h) The Registrant and its subsidiaries have granted security interests in all of the properties they own in North Carolina to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the Deed of Trust filed as Exhibit 4(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(i) The Registrant has granted security interests in certain properties it owns in New Jersey to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the Deed of Trust filed as Exhibit 4(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(j) The Registrant has granted security interests in certain of the properties it leases in Florida to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the instrument filed as Exhibit 4(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(k) The Registrant and its subsidiaries have granted security interests in all of the properties they lease in various states to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the instrument filed as Exhibit 4(l) to the Registrant's

       Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(l) The Registrant and its subsidiaries have granted security interests in all of the properties they own in California to First Pennsylvania Bank, N.A. (The forms of all such security instruments are substantially similar to the security instrument filed as Exhibit 4(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4(m) Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(n) Saltzman Partners' Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Saltzman Partners. (Filed as EXhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(o) Warrant Subscription Agreement dated May 28, 1992 between Registrant and Pennsylvania Merchant Group Ltd. (Filed as Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(p) Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(q) Second Modification to Mortgage and Security Agreement dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(f) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(r) Second Reaffirmation and Amendment of Guaranty and Suretyship Agreement dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as
       Exhibit 4(g) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(s) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement among the Registrant, CoreStates Bank, N.A. and Fidelity Bank, N.A. (Filed as Exhibit 4(h) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(t) Fidelity Second Amended and Restated Revolving Credit Note dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed As Exhibit 4(i) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(u) CoreStates Second Amended and Restated Revolving Credit Note dated May 28, 1992 between Registrant and CoreStates Bank, N.A. (Filed as Exhibit 4(j) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(v) Fidelity Second Amended and Restated Term Note dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(k) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(w) CoreStates Second Amended and Restated Term Note dated May 28, 1992 between Registrant and CoreStates Bank, N.A. (Filed as Exhibit 4(l) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(x) Fidelity Amended and Restated Note (Term Loan II) dated May 28, 1992 between Registrant and Fidelity Bank, N.A. (Filed as Exhibit 4(m) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(y) Shareholder's Agreement dated May 28, 1992 between Registrant and JBS Investment Banking, Ltd. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(z) CoreStates Amended and Restated Note (Term Loan II) dated May 28, 1992 between Registrant's and CoreStates Bank, N.A. (Filed as Exhibit 4(n) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

4(aa) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated March 18, 1994 between the Registrant and CoreStates Bank, N.A., filed herein as Exhibit 4(gg) and made a part hereof.

4(ab) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated October 6, 1994.

4(ac)  Series 1 and 2 Warrants for shares of Common Stock issued to EVF and
       EVF-PA.

4(ad) Secretary's Certificate as to the Designation, Preferences and Rights of Series C Convertible Stock.

4(ae)  Registration Rights Agreement.

4(af) Amendment No. 1 to Shareholders' Agreement dated May 28, 1992 by and among JBS Investment Banking, Ltd., Nobel and Saltzman Partners.

The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant's total assets. The Registrant agrees to furnish a copy of each of such instruments to the Securities and Exchange Commission upon request.

10(a) 1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(l) to the Form S-1 and incorporated herein by reference.)

10(b)  1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as
       Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1988 and incorporated herein by reference.)

10(c) Guaranty and Suretyship Agreement between the Registrant and Fidelity Bank, National Association dated October 1, 1986; and Amendment to Agreement dated October 31, 1986 (filed as Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference); Letter from Fidelity Bank dated August 6, 1987 waiving certain financial covenants of Guaranty and Suretyship Agreement. (Filed as Exhibit 10(q) to the Form S-1 and incorporated herein by reference.)

10(d) Lease Agreement between the Registrant and LBA Associates dated August 1, 1994 through August 1, 2001 for its corporate office space of 9,163 square feet in Rose Tree Corporate Center II.

10(e) Lease agreements dated as of December 31, 1987 between the Registrant and Child Care Investors LP, Limited relating to the leasing by the Registrant of eight child care facilities in South Carolina and of six child care facilities in Florida. (Filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.)

10(f) 1985 Stock Option Plan of Registrant. (Filed as Exhibit 19(k) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1985 and incorporated herein by reference.)

10(g) Stock Purchase Agreement dated as of August 4, 1989 by and among the Registrant and the stockholders of Children's Park, Incorporated (Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 14, 1989, date of earliest event reported August 31, 1989 and incorporated herein by reference.)

10(h) Agreement for Purchase of Shares dated as of October 3, 1989, among the Registrant and the shareholders of Merryhill Schools, Inc. (Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated October 19, 1989, date of earliest event reported October 4, 1989 and incorporated herein by reference).

10(i) Executive Severance Pay Plan Statement and Summary Plan Description dated November 1991. (Filed as Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(j) Employee Severance Pay Plan Statement and Summary Plan Description dated November 1991. (Filed as Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(k) Stock Purchase Agreement between the Registrant and various investors dated April 2, 1990. (Filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(1) Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 13, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(m) Administrative Services Agreement dated May 28, 1992 between the Registrant and JBS Investment Banking, Ltd. (Filed as Exhibit 2(b) to the Registrant's Current Report on Form 10-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10(n) Promissory Note dated November 30, 1993 between the Registrant and Bankers Trust of North Carolina, filed herein as Exhibit 4(bb) and made a part hereof.

10(o) Security Agreement dated November 30, 1993 between the Registrant and Bankers Trust of North Carolina, filed herein as Exhibit 4(cc) and made a part hereof.

10(p) Deed of Trust dated November 30, 1993 between the Registrant and Bankers Trust of North Carolina, filed herein as Exhibit 4(dd) and made a part hereeof.

10(q) Promissory Note dated January 31, 1994 between the Registrant and Mt. Holly State Bank, filed herein as Exhibit 4(ee) and made a part hereof.

10(r) Allonge, Note, Mortgage Modification & Security Agreement dated January 31, 1994 between the Registrant and Mt. Holly State Bank, filed as
       Exhibit 4(ff) and made a part hereof.

11 Statement re-computation of per share earnings dated year ended December 31, 1994, and made a part hereof.

22     List of subsidiaries of the Registrant.

23     Consent of Coopers & Lybrand.

(b)    Reports on Form 8-K:

       Addendum I to Purchase and Sale Agreement dated December 3, 1993. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

       Agreement between O.M. Enterprises and the Registrant dated December 3, 1993. (Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

       Asset Purchase Agreement dated March 10, 1995 among the Registrant, Carefree Learning Centers, Inc., Keystone Ventures, Inc. and Medical Service Association of Pennsylvania, doing business as Pennsylvania Blue Shield. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

       Agreement of Sale dated March 10, 1995 among the Registrant, Bluegrass Real Estate Company, Inc. and Keystone Real Estate Development Company, Inc. (Filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated December 17, 1993 and incorporated herein by reference.)

                          QUALIFICATION BY REFERENCE
                          --------------------------

Information contained in this Annual Report as to a contract or other document referred to or evidencing a transaction referred to is necessarily not complete, and in each instance reference is made to the copy of such contract or other document filed as an exhibit to this Annual Report or incorporated herein by reference, all such information being qualified in its entirety by such reference.