Form 10-Q
period 1995-03-31
NOBEL EDUCATION DYNAMICS INC
filed 1995-05-15
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM-10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended:                    March 31, 1995
                                                    --------------

          Commission File Number:                       1-1003
                                                        ------

                        NOBEL EDUCATION DYNAMICS, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                        22-2465204
         -----------------------------------   ----------------------
           (State or other jurisdiction of          (IRS Employer
            incorporation or organization)      Identification No.)

           1400 N. Providence Road, Suite 3055, Media, PA  19063
           --------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (610)891-8200
                                 -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   X     No
                                          -------    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,595,063 shares of Common Stock outstanding at May 1, 1995.

                                    PART I
                                    ------


                             Financial Information
                             ---------------------

Item 1 - Financial Statements
- -----------------------------

Consolidated balance sheets as of March 31, 1995 and December 31, 1994.

Consolidated statements of operations for the three months ended March 31, 1995 and 1994.

Consolidated cash flow statements for the three months ended March 31, 1995 and 1994.

Notes to Consolidated Financial Statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                               ----------------



                                                     (Unaudited)
                                                      March 31,    December 31,
                                                        1995           1994
                                                    -------------  -------------
Assets
- ------

Cash and cash equivalents                           $    881,794   $    853,886
Cash in escrow                                           500,000              -
Accounts receivable, less allowance for
   doubtful accounts of $96,282 in both
   1995 and 1994                                         606,312        614,640
Notes receivable                                          45,114         45,114
Prepaid expenses and other assets                      1,054,273        806,020
                                                    ------------   ------------

   Total Current Assets                                3,087,493      2,319,660
                                                    ------------   ------------

Property and equipment, at cost                       13,744,400     13,398,969
Accumulated depreciation                              (4,441,468)    (4,216,505)
                                                    ------------   ------------
                                                       9,302,932      9,182,464
Property and equipment held for sale                   1,244,224      1,266,648
Cost in excess of net assets acquired                 10,965,519      8,887,995
Deposits and other assets                              1,249,194      1,066,926
Deferred tax asset                                       510,300        510,300
                                                    ------------   ------------

   Total Assets                                     $ 26,359,662   $ 23,233,993
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Revolving Line of Credit (unused portion $400,000)  $      -       $      -
Current portion of long-term obligations               1,858,777      1,767,756
Current portion of capital lease
  obligations                                             51,715         57,194
Accounts payable and other current liabilities         4,514,922      4,594,768
Reserve for restructuring                                100,000         96,900
                                                    ------------   ------------

   Total Current Liabilities                           6,525,414      6,516,618
                                                    ------------   ------------

Long-term obligations                                 10,140,752      7,846,151
Capital lease obligations                                359,943        371,543
Deferred gain on sale/leaseback                           61,305         63,303
Minority interest in consolidated subsidiary             158,767        138,073
                                                    ------------   ------------

   Total Liabilities                                  17,246,181     14,935,688
                                                    ------------   ------------

Commitments and Contingencies (Notes 3, 7,9, and
 15 in 10-K)

Shareholders' Equity:
Preferred stock, $.001 par value; 10,000,000
 shares authorized, 2,500,000 issued in 1995
 and 2,484,320 issued in 1994                              4,984          4,984
Common stock, $.001 par value,
 50,000,000 shares authorized, issued
 15,595,063 shares in 1995 and 15,445,063 in 1994         15,595         15,445
Additional paid-in capital                            19,757,273     19,644,922
Accumulated deficit                                  (10,664,371)   (11,367,046)
                                                    ------------   ------------
Total Shareholders' Equity                             9,113,481      8,298,305
                                                    ------------   ------------

    Total Liabilities and Shareholders' Equity      $ 26,359,662   $ 23,233,993
                                                    ============   ============

The accompanying notes and the notes in the financial statements included in the Registrants Annual Report on form 10-K are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               for the three months ended March 31, 1995 and 1994
               --------------------------------------------------
                                  (Unaudited)


                                          1995         1994
                                       -----------  -----------

Revenues                                $9,683,452   $8,289,247
                                        ----------   ----------

Operating Expenses                       7,577,535    6,685,895
                                        ----------   ----------

  School operating profit                2,105,917    1,603,352

General and administrative expenses        785,394      600,167

Interest expense                           286,141      315,454

Other expense                               10,323        4,178

Minority interest in profit
  of consolidated subsidiary                20,694       22,496
                                        ----------   ----------

Income before income taxes               1,003,365      661,057

Income tax expense                         251,000       18,000
                                        ----------   ----------

Net income                              $  752,365   $  643,057
                                        ==========   ==========


Preferred stock dividends               $   49,686   $   49,686
                                        ----------   ----------

Net income available to common
  shareholders                          $  702,679   $  593,371
                                        ==========   ==========

Primary earnings per share              $     0.05   $     0.04
                                        ==========   ==========

Fully diluted earnings per share        $     0.04   $     0.03
                                        ==========   ==========


The accompanying notes and the notes in the financial statements included in the Registrants Annual Report on form 10-K are an integral part of these financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1995 and 1994
              --------------------------------------------------
                                  (Unaudited)


                                                      1995         1994
                                                   -----------  -----------
Cash Flows from Operating Activities:
 Net Income                                        $  752,365   $  643,057

Adjustment to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Depreciation and amortization                        293,004      256,110
 Provision for losses on accounts receivable           14,465        9,635
 Minority interest income and non-cash dividend        20,694       22,496
 Amortization of deferred gain                         (1,998)      (1,998)
 Depreciation of closed centers                        25,421       18,974

Changes in Assets and Liabilities Net
  of Acquisitions:
 Decrease (increase) in accounts and
  notes receivable                                     (6,137)    (109,766)
 Decrease in prepaid assets                          (248,253)     302,709
 Decrease in other assets                            (182,268)      16,732
 Decrease in accounts payable and
  accrued expenses                                    (79,846)    (251,849)
 Decrease in reserve for restructuring                  3,100      (25,332)
                                                   ----------   ----------

      Total Adjustments                              (161,818)     237,711

Net Cash Provided by Operating Activities             590,547      880,768
                                                   ----------   ----------

Cash Flows from Investing Activities:
 Capital expenditures                                (340,781)    (268,915)
 Payment for acquisition                                          (568,250)
                                                   ----------

Net Cash (Used In) Provided by
 Investing Activities                                (909,031)    (268,915)

Cash Flows from Financial Activities:
 Repayment of long-term debt                         (199,340)    (249,906)
 Repayment of capital lease obligation                (17,079)     (14,579)
 Payments of dividends on preferred stock             (49,689)     (49,686)
 Proceeds from exercise of common stock options       112,500            -
 Cash deposited in escrow for Keystone
  transaction                                        (500,000)           -
 Proceeds from Revolving Credit II                  1,000,000            -
                                                   ----------   ----------

Net Cash Used in Financing Activities                 346,392     (314,171)

Net increase in cash and cash equivalents              27,908      297,682

Cash and cash equivalents at
 the beginning of year                                853,886    1,166,541
                                                   ----------   ----------

Cash and cash equivalents at end
 of the period                                     $  881,794   $1,464,223
                                                   ==========   ==========

The accompanying notes and the notes in the financial statements included in the Registrants Annual Report form 10-K are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                           SUPPLEMENTAL SCHEDULES FOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994
               --------------------------------------------------
                                  (Unaudited)


                                           1995        1994
                                        -----------  ---------
Supplemental Disclosures of Cash
 Flow Information

Cash paid during year for:
 Interest                                $  185,184  $ 317,514
                                         ----------  ---------
 Income taxes                            $      -    $     -
                                         ----------  ---------

Supplemental Schedules of Non-cash
 Investing and Financing Activities:

Note payable to seller for               $1,584,962  $
                                         ----------  ---------
Carefree acquisition

Assumption of net liabilities            $  156,853  $
                                         ----------  ---------
related to Carefree acquisition




The accompanying notes and the notes in the financial statements included in the Registrants Annual Report on form 10-K are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.

              Notes to Consolidated Interim Financial Statements
                                  (Unaudited)

The financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Due to the inherent seasonal nature of the education and child care business, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.



1.   Earnings Per Share
     ------------------

     The earnings per share is based on weighted average number of common and common equivalent shares outstanding as follows:

                     3 months ended         3 months ended
                     March 31, 1995         March 31, 1994
                     --------------         --------------

      Primary           15,749,288           16,112,452
      Fully Diluted     21,407,544           19,034,012



2.   Acquisition of Carefree Learning Centers, Inc.
     ----------------------------------------------

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

     Concurrently with the acquisition of Carefree's business, the Company entered into an Agreement of Sale (the "Agreement of Sale") with Pennsylvania Blue Shield, pursuant to which the Company will acquire (i) the land and buildings on which four of the five learning centers currently in operation and acquired from Carefree are located, and (ii) the land and buildings at which one of the child day care centers acquired from Carefree is currently under construction (collectively, the "Real Estate"). At the closing under the Agreement of Sale, the purchase price paid for the Real Estate consists of (i) approximately $1,500,000 in cash, (ii) subordinated promissory notes of the Company in the aggregate principal amount of approximately $80,000, and (iii) the assumption by the Company of certain other liabilities of the Pennsylvania Blue Shield subsidiary in the amount of approximately $2,700,000. The Company closed the acquisition of the Real Estate on May 1, 1995.

3.   Contingencies
     -------------

     In February, 1993, Douglas E. Carneal, former Chief Operating Officer of the Company, filed suit in the Court of Common Pleas for Chester County, Pennsylvania against the Company, certain officers and directors, and other persons arising out of a dispute over amounts which were paid to Mr. Carneal following his termination from the Company. In that action, Mr. Carneal claims that the Company is in breach of an agreement to cause a loan which he obtained to purchase Company stock to be non-recourse. He further claims that his termination payments were not made in accordance with his employment contract, and that he is entitled to accrued but unpaid vacation. Total compensatory damages sought approximate $800,000 and in addition is seeking punitive damages and attorney fees. The Company filed preliminary objections to Carneal's complaint, some of which were sustained. The Chester County, Pennsylvania, Court of Common Pleas dismissed several of the claims filed by Douglas Carneal against the Company, allowing him to replead some of those claims. Carneal filed an amended Complaint. After objections to the amended complaint were dismissed, the Company filed an answer denying Mr. Carneal's claims and filed a counterclaim against him seeking damages for his alleged mismanagement of the Company. Mr. Carneal filed objections to that counterclaim. A decision of the Court is pending.

     In December, 1994, the Company brought a separate action against Mr. Carneal in the Court of Common Pleas for Chester County, Pennsylvania, seeking damages for his mismanagement of the Company. Mr. Carneal removed that action to the United States District Court for the Eastern District of Pennsylvania and filed an answer and a counterclaim asserting the same claims he had asserted in his earlier action in Chester County, Pennsylvania. The Company had moved to dismiss much of Mr. Carneal's counterclaim. In response to that motion, the Federal court dismissed several of Mr. Carneal's claims. Discovery has begun concerning the claims remaining in the case.

     In May, 1993, Julie Sell and Michael Bright, former executives of the Company, commenced a suit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company breached its contractual duty to pay them salary increases, bonuses and severance pay under the Company's Executive Severance Pay Plan. On September 15, 1994, the United States District Court for the Eastern District of Pennsylvania entered a judgment against the Company and in favor of Julie Sell and Michael Bright in the combined amount of $406,000. The Company has appealed this decision to the United States Court of Appeals for the Third Circuit.

     On February 24, 1995, Mr. F. E. Montgomery's, the Company's President and Chief Operating Officer, employment terminated with the Company. In conjunction with his separation, the Company agreed to pay Mr. Montgomery
     1)his base pay for a period of eight months plus three weeks vacation pay for 1995, 2)the payment of the 1994 performance bonus which is due based on audited financials, 3)use of the Company vehicle for up to ninety days after separation and 4)medical insurance for ninety days.

4.   Subsequent Events
     -----------------

     Acquisition of Real Estate
     --------------------------

     On May 1, 1995, the Company completed the acquisition of the Real Estate related to four of the five properties of the Carefree Centers as described in Note 2 above. In conjunction with the acquisition, the Company entered into a loan agreement with First Valley Bank for $2,697,900 for which the proceeds were used to finance the purchase of the property. Interest on the loan is prime plus one and one/fourth (1 1/4%), with monthly payments of $9,069.76 in principal plus interest with the unpaid principal balance maturing on April 1, 1998. Commitment fees paid related to the loan totaled $55,575 and the bank has a mortgage lien and security interest in the properties.

ITEM 2 - Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Growth Activity
- ---------------

During the first quarter of 1995, the Company has taken several significant steps toward its regrowth strategy with progress in several areas:


     1. On March 10, 1995, the Company acquired the operations of Carefree Learning Centers, Inc. (Carefree) from Pennsylvania Blue Shield. Carefree includes eight schools currently operating and three under development.

     2. On April 21, 1995, the Company entered into an agreement with Legg Mason Wood and Walker, Inc. in order to recapitalize the Company and raise additional funds for growth through development and/or strategic acquisitions.

     3. During April of 1995, the Merryhill Divisions of Nobel went through the accreditation process with the National Independent Private Schools (NIPSA) and received a recommendation for full accreditation of all preschools and schools. The accreditation is expected to be finalized in the summer of 1995.

     4. In April of 1995, the Company began the training and curriculum development for Chesterbrook Academy School on the East Coast. The Company plans to open new or convert existing Rocking Horse centers into eleven Chesterbrook Academy School in the Fall of 1995.

     5. On May 1, 1995, the Company completed the acquisition of part of the Keystone Real Estate Company, a subsidiary of Blue Shield and acquired four of the five properties related to the Carefree Learning Centers, Inc. The purchase price included $1,500,000 in cash, the pay off of mortgages and accrued interest totaling $2,666,789, a note to the seller in the amount of $80,291, and the assumption of other
          liabilities totaling approximately $40,000.   The payoff of the
          mortgages of $2,666,789 by Nobel was financed by First Valley Bank. The Company plans to subsequently sell these properties and lease them back. The Company has entered into an agreement with a potential investor who is seeking funding for the properties.

Results of Operations
- ---------------------

Three months ended March 31, 1995, compared to March 31, 1994.
- --------------------------------------------------------------

On March 31, 1995, the Company operated 76 schools and centers versus 69 schools and centers as of March 31, 1994. The increase in the number of schools and centers was the net result of the Company acquiring eight operating centers in Pennsylvania, acquiring the operations of two schools, one in California and one in North Carolina, opening one center, divesting three centers in the southeast and not renewing the lease of one center in California.



                                    REVENUES
                                    --------


                     3 months ended   3 months ended    Increase
                     March 31, 1995   March 31, 1994   (Decrease)
                     --------------   --------------
CORE OPERATIONS        $8,778,479       $7,739,470     $1,039,009

NEW CENTERS\SCHOOLS       475,641                0        475,641
  opened or
  acquired in 1995     ----------       ----------     ----------

SUBTOTAL CORE           9,254,120        7,739,470      1,514,650
  OPERATIONS

NON-CORE
  DIVESTED IN 1994                         174,491       (174,491)

NON-CORE CENTERS          429,332          375,286         54,046
                       ----------       ----------     ----------

TOTAL NON-CORE            429,332          549,777       (120,445)
                       ----------       ----------     ----------

TOTAL COMPANY          $9,683,452       $8,289,247     $1,394,205
                       ==========       ==========     ==========

Revenues increased $1,394,205 or 16.8% from $8,289,247 for the first quarter of 1994 to $9,683,452 for the same period in 1995. Of the revenues in the Mid-Atlantic region (Pennsylvania, New Jersey, Delaware, and Virginia), Maine, North Carolina and California ("Core Operations") increased a total of $1,514,650 or 18.2%. Of the $1,514,650 increase in the core operations, $475,641 or 5.7% was a result of the acquisition of the eight schools on March 10, 1995, the acquisition of the school in North Carolina and the opening of a school in California. The remaining increase of $1,039,009 or 12.5% was due to tuition and enrollment increases.

The $1,514,650 increase in the Core operations was off set by a decrease of ($120,445) or 1.5% related primarily to the non-core centers divested in 1994.

SCHOOL OPERATING PROFIT

CORE SCHOOL OPERATING COSTS
- ---------------------------

                       3 months ended        3 months ended
                       March 31, 1995  % of  March 31, 1994  % of
                       --------------        --------------
                              $      Revenues       $       Revenues
                             ---     --------      ---      --------

CORE OPERATING COST      $6,656,722   71.93%   $6,104,694    78.88%
NEW SCHOOL OP COSTS      $  404,392    4.37%    _________
                         ----------

TOTAL CORE OPERATING     $7,061,114   76.30%   $6,104,694    78.88%
COSTS                    ==========            ==========


CORE SCHOOL OP PROFIT    $2,121,757    22.93%   $1,634,776   21.12%
NEW SCHOOL OP PROFIT     $   71,249     0.77%           $0    0.00%
                         ----------             ----------
TOTAL CORE SCHOOL        $2,193,006    23.70%   $1,634,776   21.12%
OP PROFIT                ==========             ==========


NON-CORE CENTER OPERATING COSTS
- -------------------------------
TOTAL NON-CORE OP COSTS  $  432,704   101.35%  $  561,270   102.09%
                         ==========            ==========

TOTAL NON-CORE           $   (5,764)   -1.35%  $  (11,493)   -2.09%
OP PROFIT (LOSS)         ===========           ===========


OTHER LOSSES             $  (81,325)   -0.84%  $  (19,931)   -0.24%
                         ===========           ==========

TOTAL OP PROFIT          $2,105,917    21.75%  $1,603,352    19.34%
                         ==========            ==========


Total school operating profit increased $502,565 or 31% from $1,603,352 or 19.34% of revenues for the first quarter of 1994 to $2,105,917 or 21.7% of revenues for the first quarter of 1995, primarily due to improved profitability in the Core Centers. Total Core Operating profit increased $558,230 and margins improved from 21.12% to 23.7%. The improvement was due to an increase in revenues related to an increase in enrollment and tuition rates, improved operating efficiencies and good performance of the new centers.

The non-core operating loss also decreased from $11,493 to $5,764 due to a lesser number of non-core centers. As of March 31, 1995, there are only seven centers in the non-core which are operating as compared to eleven in 1994 for the same period. Other losses totaling $81,325 in the first quarter of 1995, consist of a loss of $48,701 related to the Imagine catalog and $32,624 related to costs associated with closed centers in the southeast as compared to a loss of $19,931 in first quarter 1994, which was related primarily to the Imagine catalog.

Center operating profit margin increased from 19.3% for the first quarter ended March 31, 1994, to 21.75% for the first quarter ended March 31, 1995. As discussed above, margins improved primarily due to 1)increased enrollment and tuition, 2)improved efficiencies and cost controls and 3)good performance from the new centers.

General and administrative expenses increased $185,227 or 31% from $600,167 or 7.24% of revenues for the first quarter of 1994, to $785,394 or 8.11% of revenues for the first quarter of 1995. This was due primarily to 1)an increase in staffing related to corporate restructuring, (In August of 1994, Mr. Clegg and Mr. Frock, formerly of JBS Investment Company, Inc., joined the Company as full time employees relinquishing their operating duties at JBS.) 2)increased legal fees and 3)costs relating to the Imagine catalog.

Interest expense decreased $29,313 or 9% from $315,454 or 3.8% of revenues to $286,141 or 2.9% of revenues due primarily to lower debt levels. In August of 1994, the Company temporarily paid down $2.5 million of principal debt from the proceeds of a private placement of preferred stock. On March 10, 1995, the Company drew down $1 million on the Revolving Credit Loan II in connection with the Carefree acquisition of which $500,000 was held in escrow. The Company drew down the Revolving Credit Loan II an additional million dollars on May 1, 1995, in connection with the acquisition of some of the Keystone Real Estate.

Other expense increased $6,145 or more than doubled from $4,178 in the first quarter of 1994 to $10,323 in the first quarter of 1995. The increase in costs is due to the loss of rent from the centers which the Company re-assumed from previous lease purchase options.

In 1992, the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993, a valuation allowance of $3.7 million had been recorded. In the second quarter of 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset because the Company has had several years of net income. The recognition of the deferred tax asset was based on the analysis of the last two years of positive operating performed and projected taxable income for 1994 and 1995.

Because the Company recorded the deferred tax asset in 1994, the Company accrued Federal taxes on income totaling $251,000 on profit for the three months ended March 31, 1995. The Company plans to record the remainder of valuation allowance as an asset totaling approximately $2.6 million in 1995, subject to certain events occurring. Some of the events include 1)continuing positive operating income and 2)recapitalizing of the Company debt with alternative financing.

Pretax income for the first quarter of 1995 totaled $1,003,365 or 10.36% of net revenues, an increase of $342,308 or 52% over the first quarter of 1994, totaling $661,057 or 7.9% of revenues. The increase is due primarily to improved center operating profit and decreased interest expense.

Net income before dividends totaled $752,365 or 7.8% of revenues for the first quarter of 1995, as compared to $643,057, or 7.8% of revenues. Even after recording taxes of $251,000 in the first quarter of 1995, as compared to $18,000 in 1994, net income increased $109,308 or 17% primarily due to improved center operating profit.

Dividends totaling $49,686 were paid on the Company's preferred stock during the three months ended March 31, 1995, and 1994.


Liquidity and Capital Resources
- -------------------------------

During the first quarter of 1995, the Company continued its regrowth strategy. On the operations level, the Company acquired the operations of Carefree Learning Centers, Inc., consisting of eight operating learning centers and three under construction or in various stages of development. This represents the first significant acquisition of a multi-unit operation since the restructuring of the Company. In the existing operations, pretax profit totaling $1,003,365 increased $342,308 or 52% from the prior year first quarter.

On the financing level, the Company entered an agreement with Legg Mason Wood and Walker, Inc. to raise approximately $23 million in a combination, debt, subordinated debt and preferred stock in order to recapitalize the Company. Proceeds from the funds will be used to refinance existing principal debt facilities which mature in 1998, totaling approximately $8,981,879, strategic acquisitions, and new center and school development. The transaction is expected to be completed during 1995.

The existing principal debt facilities consists of the Revolving Line of Credit totaling $1,000,000 with an unused balance of $400,000, the Revolving Credit Loan II with a principal balance at March 31, 1995, of $6,745,675, and Term Loan I with a principal balance of $2,236,204, at March 31, 1995. Term Loan I has scheduled principal payments of $55,555 per month plus interest. The Revolving Credit Loan II has scheduled principal reductions of $600,000 on December 23, 1995, $600,000 on December 23, 1996, $1,100,000 on December 23, 1997 and
$2,150,000 on December 23, 1998. The total balance of remaining principal matures on December 30, 1998. In 1994, in connection with the appeal of the judgement with former officers described in Note 3, the Company was required to post security with the court for payment of the judgment in the event the judgment is not overturned on appeal. The Company posted the required security by arranging for the issuance of a letter of credit by its bank in the amount of $600,000 pursuant to a Fourth Amendment of the Loan Agreement, and the available balance of the Company's Revolving Line of Credit was reduced to $400,000.

On May 1, 1995, the Company drew $1 million down on the Revolving Credit Loan II in connection with the acquisition of four of the five properties related to the Carefree Centers, Inc. The Company plans to ultimately sell the real estate to an investor group and lease back the properties. The Company has entered into an agreement with an investor group who is in the process of raising capital to purchase the real estate. However, there can be no assurance that the transaction will take place.

On the education level, the Company is proceeding in developing the curriculum, training the staff and standardizing the process of the Chesterbrook Academy School on the East Coast. The Company plans to open eleven Chesterbrook Academy School in 1995, through new school opening or the conversion of existing child care centers. The cost of converting an existing child care center to a Chesterbrook Academy is estimated to be approximately $30,000. The Company intends to use cash from operations to convert the existing centers. The conversion of all the Rocking Horse child care centers is planned to occur over the next three years.

Total cash and cash equivalents decreased $582,429 from $1,464,223 for the three months ended March 31, 1994, to $881,794 for the three months ended March 31, 1995. The decrease in cash was due to 1)payment of $568,250 for the Carefree acquisition 2)a decrease in cash from operations due to prepaid rents and 3)an increase in capital expenditure of $70,000 related to the increase in the number of schools and centers in operation.

Net cash provided by operations decreased $290,221 or 33% due primarily to the timing of prepaid rents.

The working capital deficit improved $759,037 or 18% from $4,196,958 at March 31, 1994, to $3,437,921 at March 31, 1995, due to 1) an increase in cash in escrow of $500,000 and 2)an increase in prepaid expenses of $248,253 related to prepaid rent. The cash in escrow totaling $500,000 is related to the closing of the Real Estate transaction with Pennsylvania Blue Shield which occurred on May 1, 1995 as described in note 4.

The Company intends to continue its regrowth strategy and, as stated, is in the process of recapitalizing with more flexible senior debt and significant growth capital via additional equity and subordinated debt. The Company's strategy is to continue to open new built to suit schools and to acquire appropriate strategic schools and centers in its core growth area.

Typically, new centers and schools are funded by real estate developers. However, the Company is pursuing raising additional capital and/or through a single investor via a real estate partnership financing for the projects until completion and then selling and leasing back the properties. The traditional funding by real estate developers is a slow process and the Company is ready to grow more aggressively; therefore, it is seeking alternative funding. The construction projects are approximately $1 million each to build a school with preopening costs totaling between $75,000 and $90,000 per school. Additionally, the Company is also considering various strategic acquisitions. The acquisitions, if any, will be financed principally through the proceeds of alternative equity placements or subordinated debt.

                                    Part II
                                    -------

                               Other Information

Item 1 - Legal Proceedings
- --------------------------

The Company previously reported legal proceedings instituted by certain former officers of the Company. See Form 10-K, Part I - Item 3 for details.

  In February, 1993, Douglas E. Carneal, former Chief Operating Officer of the Company, filed suit in the Court of Common Pleas for Chester County, Pennsylvania against the Company, certain officers and directors, and other persons arising out of a dispute over amounts which were paid to Mr. Carneal following his termination from the Company. In that action, Mr. Carneal claims that the Company is in breach of an agreement to cause a loan which he obtained to purchase Company stock to be non-recourse. He further claims that his termination payments were not made in accordance with his employment contract, and that he is entitled to accrued but unpaid vacation. Total compensatory damages sought approximate $800,000 and in addition is seeking punitive damages and attorney fees. The Company filed preliminary objections to Carneal's complaint, some of which were sustained. The Chester County, Pennsylvania, Court of Common Pleas dismissed several of the claims filed by Douglas Carneal against the Company, allowing him to replead some of those claims. Carneal filed an amended Complaint. After objections to the amended complaint were dismissed, the Company filed an answer denying Mr. Carneal's claims and filed a counterclaim against him seeking damages for his alleged mismanagement of the Company. Mr. Carneal filed objections to that counterclaim. A decision of the Court is pending.

  In December, 1994, the Company brought a separate action against Mr. Carneal in the Court of Common Pleas for Chester County, Pennsylvania, seeking damages for his mismanagement of the Company. Mr. Carneal removed that action to the United States District Court for the Eastern District of Pennsylvania and filed an answer and a counterclaim asserting the same claims he had asserted in his earlier action in Chester County, Pennsylvania. The Company had moved to dismiss much of Mr. Carneal's counterclaim. In response to that motion, the Federal court dismissed several of Mr. Carneal's claims. Discovery has begun concerning the claims remaining in the case.

  In May, 1993, Julie Sell and Michael Bright, former executives of the Company, commenced a suit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company breached its contractual duty to pay them salary increases, bonuses and severance pay under the Company's Executive Severance Pay Plan. On September 15, 1994, the United States District Court for the Eastern District of Pennsylvania entered a judgment against the Company and in favor of Julie Sell and Michael Bright in the combined amount of $406,000. The Company has appealed this decision to the United States Court of Appeals for the Third Circuit.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NOBEL EDUCATION DYNAMICS, INC.



Dated: May 10, 1995              By:  /s/  A.J. CLEGG
       ------------                 -----------------------------------
                                           A.J. Clegg
                                           Chairman


Dated: May 10, 1995              By:  /s/  YVONNE DeANGELO
       ------------                 -----------------------------------
                                           Yvonne DeAngelo
                                             Controller

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)     Description of Exhibit
- ---------------     ----------------------

     4a           First Valley Loan Agreement dated May 1, 1995.


    11            Statement Re-computation of Per Share Earnings Per Share.