Form 10-Q
period 1995-06-30
NOBEL EDUCATION DYNAMICS INC
filed 1995-08-14
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM-10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



     For the quarter ended:                            June 30, 1995
                                                       -------------

     Commission File Number:                              1-1003
                                                          ------

                        NOBEL EDUCATION DYNAMICS, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   22-2465204
------------------------------------             -----------------------------
 (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                        Identification No.)

           1400 N. Providence Road, Suite 3055, Media, PA     19063
           ------------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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

                                                 Yes   X     No_______
                                                    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,645,063 shares of Common Stock outstanding at August 2, 1995.

                                    PART I
                                    ------


                             Financial Information

Item 1 - Financial Statements
-----------------------------

Consolidated balance sheets as of June 30, 1995 and December 31, 1994.

Consolidated statements of operations for the six months ended June 30, 1995 and 1994.

Consolidated statements of operations for the three months ended June 30, 1995 and 1994.

Consolidated cash flow statements for the six months ended June 30, 1995 and 1994.

Notes to Consolidated Financial Statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 -------------

                                                                   (Unaudited)
                                                                     June 30,          December 31,
                                                                       1995                1994
                                                                   -----------         -------------
ASSETS
------
Cash and cash equivalents                                          $ 1,217,799         $    853,886
Accounts receivable, less allowance for
   doubtful accounts of $96,282 in both
   1995 and 1994                                                       677,326              614,640
Notes receivable                                                        45,114               45,114
Prepaid expenses and other assets                                      938,581              806,020
                                                                   ------------        -------------

   Total Current Assets                                              2,878,820            2,319,660
                                                                   ------------        -------------

Property and equipment, at cost                                     19,585,387           13,398,969
Accumulated depreciation                                            (4,692,324)          (4,216,505)
                                                                   ------------        -------------
                                                                    14,893.063            9,182,464
Property and equipment held for sale                                 1,304,867            1,266,648
Cost in excess of net assets acquired                               11,612,090            8,887,995
Deposits and other assets                                            1,613,792            1,066,926
Deferred tax asset                                                   2,605,900              510,300
                                                                   ------------        -------------

   Total Assets                                                    $34,908,532         $ 23,233,993
                                                                   ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Revolving Line of Credit (unused portion $400,000)                 $      -            $       -
Current portion of long-term obligations                             1,997,627            1,767,756
Current portion of capital lease
  obligations                                                           46,036               57,194
Accounts payable and other current liabilities                       5,430,979            4,594,768
Reserve for restructuring                                              100,000               96,900
                                                                   ------------        -------------

   Total Current Liabilities                                         7,574,642            6,516,618
                                                                   ------------        -------------

Long-term obligations (see Note 5)                                  13,203,215            7,846,151
Subordinated long-term debt (see Note 5)                             2,076,358
Capital lease obligations                                              347,594              371,543
Deferred gain on sale/leaseback                                         59,307               63,303
Minority interest in consolidated subsidiary                           180,901              138,073
                                                                   ------------        -------------

   Total Liabilities                                                23,442,017           14,935,688
                                                                   ------------        -------------

Commitments and Contingencies (Notes 3, 7,9, and 15 in 10-K)

Shareholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
 2,500,000 issued in 1995 and 2,484,320 issued in 1994                   4,984                4,984
Common stock, $.001 par value,
 50,000,000 shares authorized, issued
 15,645,063 shares in 1995 and 15,445,063 in 1994                       15,645               15,445
Additional paid-in capital                                          19,782,223           19,644,922
Accumulated deficit                                                 (8,336,337)         (11,367,046)
                                                                   ------------        -------------
Total Shareholders' Equity                                          11,466,515            8,298,305
                                                                   ------------        -------------

     Total Liabilities and Shareholders' Equity                    $34,908,532          $23,233,993
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

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                for the six months ended June 30, 1995 and 1994
                -----------------------------------------------
                                  (Unaudited)

                                           1995          1995
                                       ------------  ------------
Revenues                               $20,193,058   $17,001,898
                                       ------------  ------------

Operating Expenses                      15,938,529    13,602,093
                                       ------------  ------------

  School operating profit                4,254,529     3,399,805

General and administrative expenses      1,595,565     1,439,875

Litigation reserve                         500,000           ---

Interest expense                           702,331       645,811

Other income                               (11,381)         (586)

Minority interest in profit
  of consolidated subsidiary                42,829        43,348
                                       ------------  ------------


Income before income taxes               1,425,185     1,271,357

Income tax (benefit) expense            (1,704,900)     (474,300)
                                       ------------  ------------

Net income                             $ 3,130,085   $ 1,745,657
                                       ============  ============


Preferred stock dividends              $    99,372   $    99,372
                                       ------------  ------------

Net income available to common
  shareholders                         $ 3,030,713   $ 1,646,285
                                       ============  ============

Primary earnings per share             $      0.18   $      0.10
                                       ============  ============

Fully diluted earnings per share       $      0.14   $      0.09
                                       ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               for the three months ended June 30, 1995 and 1994
               -------------------------------------------------
                                  (Unaudited)

                                           1995          1994
                                       ------------  ------------
Revenues                               $10,509,606    $8,712,651
                                       ------------  ------------

Operating Expenses                       8,360,994     6,916,198
                                       ------------  ------------

  School operating profit                2,148,612     1,796,453

General and administrative expenses        810,171       839,680

Litigation reserve                         500,000           ---

Interest expense                           416,190       330,357

Other income                               (21,704)       (4,764)

Minority interest in profit
  of consolidated subsidiary                22,135        20,852
                                       ------------   -----------


Income before income taxes                 421,820       610,328

Income tax (benefit) expense            (1,955,900)     (492,300)
                                       ------------   -----------

Net income                             $ 2,377,720    $1,102,628
                                       ============   ===========



Preferred stock dividends              $    49,686    $   49,686
                                       ------------   -----------

Net income available to common
  shareholders                         $ 2,328,034    $1,052,942
                                       ============   ===========

Primary earnings per share             $     0.14     $    0.07
                                       ============   ===========

Fully diluted earnings per share       $     0.11     $    0.06
                                       ============   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994
                -----------------------------------------------
                                  (Unaudited)


                                                    1995          1994
                                                 ----------   -----------
Cash Flows from Operating Activities:
 Net Income                                     $ 3,130,085   $ 1,745,657

Adjustment to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Depreciation and amortization                      653,314       521,409
 Provision for losses on accounts receivable         40,228        24,366
 Minority interest income                            42,829        43,348
 Amortization of deferred gain                       (3,996)       (3,996)
 Depreciation of closed centers                      40,421        35,319
 Reversal of tax valuation allowance             (2,105,900)     (510,300)
Changes in Assets and Liabilities Net
  of Acquisitions:
 Decrease (increase) in accounts and
  notes receivable                                  (57,801)       20,613
 (Increase) decrease in prepaid expenses           (177,675)     (109,720)
 (Increase) decrease in other assets               (536,566)      (84,467)
 (Increase) decrease in accounts payable and
  accrued expenses                                  836,211      (874,188)
 Decrease in reserve for restructuring                3,100       (27,647)
                                                ------------   -----------

      Total Adjustments                          (1,265,835)     (965,263)

Net Cash Provided by Operating Activities         1,864,250       780,394
                                                ------------   -----------
Cash Flows from Investing Activities:
 Capital expenditures                            (1,339,142)     (596,497)
 Proceeds from the sale of land                         ---       177,052
                                                ------------   -----------
 Payment for acquisitions                        (5,138,603)          ---
 Deposit for acquisition                           (250,000)          ---
                                                ------------   -----------

Net Cash (Used In) Provided By
 Investing Activities                            (6,727,745)     (419,445)

Cash Flows from Financial Activities:
 Repayment of long-term debt                       (348,333)     (873,621)
 Repayment of capital lease obligation              (35,107)      (30,011)
 Payments of dividends on preferred stock           (99,374)      (99,372)
 Proceeds from exercise of stock options            137,500           ---
 Cash proceeds from real estate mortgage          3,567,300           ---
 Note payable                                         5,422           ---
 Increase in Revolving Term Loan II               2,000,000           ---
                                                -----------    -----------

Net Cash (Used In) Provided By
  Financing Activities                            5,227,408    (1,003,004)

Net increase (decrease) in cash and
 cash equivalents                                   363,913      (642,055)

Cash and cash equivalents at
 the beginning of year                              853,866     1,166,541
                                                -----------    ----------
Cash and cash equivalents at end
 of the period                                  $ 1,217,779    $  524,486
                                                ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                          SUPPLEMENTAL SCHEDULES FOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994
                -----------------------------------------------
                                  (Unaudited)


                                                           1995       1994
                                                        ----------  ---------
Supplemental Disclosures of Cash
 Flow Information

Cash paid during year for:
 Interest                                               $  372,368  $ 642,810
                                                        ----------  ---------
 Income taxes                                           $      ---  $     ---
                                                        ----------  ---------

Supplemental Schedules of Non-cash
 Investing and Financing Activities:

Note payable to Seller for Carefree
 acquisition                                            $1,584,962  $     ---
                                                        ----------  ---------

Note payable to Seller for Keystone
 acquisition                                            $  629,819  $     ---
                                                        ----------  ---------

Assumption of net liabilities related to
 Carefree acquisition                                   $  156,853  $     ---
                                                        ----------  ---------

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

Due to the inherent seasonal nature of the education and child care industries, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.


1.   Educo, Inc. Acquisition
     -----------------------

     On May 23, 1995, the Company (the "Buyer") entered into a Stock Purchase Agreement with Educo, Inc. and its stockholders (the "Sellers"), an operator of ten schools and preschools located in Maryland, Virginia, North Carolina, and South Carolina. The purchase price consists of $2 million in cash 1.25 million shares of the Buyer's common stock in exchange for all of the Sellers' shares of common stock. The closing date of the acquisition is scheduled to be on August 31, 1995.

     Additionally, in conjunction with the acquisition, the Company will enter into a Consulting and Non-Competition Agreement at the time of closing with Mr. Richard McCool, Educo's current President. Pursuant to the Agreement, Mr. McCool will provide the Company with consulting services regarding the business of Educo as the Company requests, commencing October 1, 1995 and ending September 1, 2005 for a fee of $4,852 per month for ten years.

     The projected net revenues of Educo, Inc. are estimated to be approximately $6 million for the twelve months ended August 31, 1995. The closing of the transaction is contingent upon normal conditions for closing. The Company plans to fund the acquisition through the private placement of debt and equity.

2.   Earnings Per Share
     ------------------

     The earnings per share is based on weighted average number of common and common equivalent shares outstanding as follows:



                       3 months ended         3 months ended
                       June 30, 1995          June 30, 1994
                       --------------         --------------

      Primary            16,590,877            16,129,733
      Fully Diluted      22,039,710            19,051,293

                       6 months ended         6 months ended
                       June 30, 1995          June 30, 1994
                       --------------         --------------

     Primary           16,618,150             16,129,733
     Fully Diluted     22,012,438             19,051,293

3.   Deferred Tax Asset
     ------------------

     In 1992, the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993, a valuation allowance of $3.7 million had been recorded relating to the net operating loss. In 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset. The estimate recorded was based on the analysis of the last two years of positive operating performance and projected taxable income for 1994 and 1995. In 1995, based on the fact the Company had three years of positive net income and the analysis of projections for the years 1996 through 1999, the Company reduced the valuation allowance by $2,105,400. Accordingly, this was recorded as a credit to income tax expense and set up as an asset on the books.

4.   Contingencies
     -------------

     In December, 1994, the Company brought a separate action against Mr. Carneal in the Court of Common Pleas for Chester County, Pennsylvania, seeking damages for his mismanagement of the Company. Mr. Carneal removed that action to the United States District Court for the Eastern District of Pennsylvania and filed an answer and a counterclaim asserting basically the same claims he had asserted in his earlier action in Chester County, Pennsylvania. The Company had moved to dismiss much of Mr. Carneal's counterclaim. In response to that motion, the Federal court dismissed several of Mr. Carneal's claims. Discovery has begun concerning the claims remaining in the case.

     In February, 1993, Douglas E. Carneal, former Chief Operating Officer of the Company, filed suit in the Court of Common Pleas for Chester County, Pennsylvania against the Company, certain officers and directors, and other persons arising out of a dispute over amounts which were paid to Mr. Carneal following his termination from the Company. In that action, Mr. Carneal claims that the Company is in breach of an agreement to cause a loan which he obtained to purchase Company stock to be non-recourse. He further claims that his termination payments were not made in accordance with his employment contract, and that he is entitled to accrued but unpaid vacation. Total compensatory damages sought approximate $800,000 and in addition is seeking punitive damages and attorney fees. The Company filed preliminary objections to Carneal's complaint, some of which were sustained. The Chester County, Pennsylvania, Court of Common Pleas dismissed several of the claims filed by Douglas Carneal against the Company, allowing him to replead some of those claims. Carneal filed an amended Complaint. Nobel's objections to the amended complaint were dismissed. Discovery has begun concerning the claims.


     In May, 1993, Julie Sell and Michael Bright, former executives of the Company, commenced a suit in the United States District Court for the Eastern District of Pennsylvania alleging that the Company breached its contractual duty to pay them salary increases, bonuses and severance pay under the Company's Executive Severance Pay Plan. On September 15, 1994, the United States District Court for the Eastern District of Pennsylvania entered a judgment against the Company and in favor of Julie Sell and Michael Bright in the combined amount of $406,000 and attorney fees. The Company had appealed this decision to the United States Court of Appeals for the Third Circuit. In July 1995, the United States Court of Appeals ruled in favor of Ms. Sell and Mr. Bright. The Company has filed further appeal against the amount of the plaintiffs' legal fees and expenses.

5.   Recapitalization of the Company
     -------------------------------

     In April 1995, the Company engaged the services of Legg Mason Wood Walker, Inc. to seek additional funds for growth through development and/or acquisitions. As a result, in July the Company signed two commitment letters to raise a total of $23 million of funding which consists of $15 million of senior debt and $6 million of subordinated debt and $2 million of convertible preferred stock. Closing of these transactions is anticipated in the third quarter and is subject to typical due diligence and documentation closing procedures. There are no assurances the transactions will close.

     Additionally, the Company has signed a commitment letter with W. P. Carey & Co., Inc. which is the largest lessor of net leased corporate properties in the United States, whereby it would finance the development and own the real estate for a portion of Nobel's new build to suit schools. The real estate organization would then lease back the properties to Nobel. Funds available for new schools under this agreement total $10 million. There are no assurances this transaction will close.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
                             Results of Operations
                             ---------------------


During the first half of 1995, the Company continued the implementation of its regrowth strategy:

1.   NIPSA Accreditation
     -------------------

     On July 12, 1995, the Merryhill Country Schools division, consisting of 30 schools located in California, received accreditation from the National Independent Private School Association ("NIPSA"). The curriculum and operation of each school was evaluated on an individual basis. Merryhill's schools received one of the highest evaluations resulting in an accreditation for seven years.

2.   Chesterbrook Academy
     --------------------

     The Company has begun the conversion of its remaining child care centers to preschools and schools. This conversion includes the adoption of Merryhill's accredited curriculum, upgrading of the educational technologies, and more advanced training of the teaching personnel. Five existing operations are being converted to Chesterbrook Academy schools in the fall of 1995, one in New Jersey, two in North Carolina, one in Illinois, and one in Pennsylvania.

     Additionally, the Company intends to open five schools on the east coast in the second half of 1995 or early 1996 which will be Chesterbrook Academy schools. One is located in Exton, Pennsylvania, one is located in Champaign, Illinois, one is located in Audubon, Pennsylvania, one is located in Glassboro, New Jersey, and one in Limerick, Pennsylvania. This is a significant, strategic step for the Company for which the focus is to develop quality educational curriculums in a caring environment. Nobel projects it will have 52 Merryhill and Chesterbrook schools by the end of 1995 in addition to 38 child care centers.

3.   Acquisitions
     ------------

     During the first half of 1995, the Company acquired Carefree Learning Centers, Inc. located in Pennsylvania and the related real estate from the Pennsylvania Blue Shield. The assets acquired consisted of eight operating schools generating $4.4 million in revenues in 1994 and three under construction, one of which was completed in May 1995. For details of this acquisition, refer to Form 10-Q dated March 31, 1995.

     Additionally, the Company signed a Stock Purchase Agreement on May 23, 1995 with Educo, Inc. to acquire Educo, Inc., a chain of ten preschools and elementary schools located in Virginia, South Carolina, North Carolina and Maryland. The purchase price consists of $2 million in cash and 1.25 million shares of the Company's common stock in exchange for all of Educo Inc.'s common stock. The Company intends to close the transaction on August 31, 1995. The projected net revenues are estimated to be $6 million for their fiscal year ended August 31, 1995.

4.   Recapitalization of the Company
     -------------------------------

     In April 1995, the Company engaged the services of Legg Mason Wood Walker, Inc. to seek additional funds for growth through development and/or acquisitions. As a result, in July the Company signed two commitment letters to raise a total of $23 million of funding which consists of $15 million of senior debt and $6 million of subordinated debt and $2 million of convertible preferred stock. Closing of these transactions is anticipated in the third quarter and is subject to typical due diligence and documentation closing procedures. There are no assurances the transactions will close.

     Additionally, the Company has signed a commitment letter with W. P. Carey & Co., Inc. which is one of the largest lessors of net leased corporate properties in the United States, whereby it would finance the development and own the real estate for a portion of Nobel's new build to suit schools. The real estate organization would then lease back the properties to Nobel. Funds available for new schools under this agreement total $10 million. There are no assurances this transaction will close.

5.   Long-Term Debt
     --------------

     As discussed in the Company's Form 10-Q dated March 31, 1995, on March 10, 1995, the Company acquired the business operations of Carefree Learning Centers, Inc. Subsequently, on June 2, 1995, the Company completed the acquisition of the related real estate which consisted of five properties.

     In connection with the acquisition of the business and real estate described above, the Company increased the Revolving Credit Loan II by $2,000,000, entered into a mortgage agreement totaling $3,567,300, and entered into subordinated notes payable to the seller totaling $2,216,782.

Results of Operations
---------------------
Six months ended June 30, 1995 compared to 1994
-----------------------------------------------

Revenues for the six months period ended June 30, 1995 increased $3,173,635 or 18.7% to $20,175,533 from $17,001,898 in the same period of 1994. The Company operated 77 schools as of June 30, 1995 compared to 69 schools the same time the prior year. The increase in the number of schools operated was the net result of the Company divesting three locations in the southeast through lease purchase options, not renewing one lease in California, opening two new schools in California, acquiring eight schools in Pennsylvania in March of 1995 (Carefree Learning Centers, Inc.), acquiring one school in North Carolina and opening one school in Pennsylvania.

REVENUES
--------

                    6 months ended  6 months ended    Increase
                    June 30, 1995   June 30, 1994     (Decrease)
                    -------------   ---------------

CORE OPERATIONS       $16,929,789   $15,821,841       $1,107,948

NEW SCHOOLS
 OPENED/ACQUIRED        2,398,689             0        2,398,689
                      -----------   -----------       ----------

SUBTOTAL CORE          19,328,478    15,821,841        3,506,637
                      -----------   -----------       ----------
OPERATIONS

NON-CORE
  DIVESTED IN 1994                      368,473         (368,473)

NON-CORE SCHOOLS          847,055       811,584           35,471
                      -----------   -----------       ----------

SUBTOTAL NON-CORE
SCHOOLS                   847,055     1,180,057         (333,002)
                      -----------   -----------       ----------

TOTAL COMPANY         $20,175,533   $17,001,898       $3,173,635
                      ===========   ===========       ==========

The revenues of the Company's Core operations (schools not planned to be divested) increased $3,506,637 or 22.16% during the first half of 1995. Of this increase, $2,398,689 or 15.16% was related to the acquisitions of the Carefree schools, and North Carolina school and the opening of two schools in California and one school in Pennsylvania. The remaining increase of $1,107,948 or 7% of the increase was related to the existing Core schools. The increase is a result of increased tuitions and enrollments.

The Non-core schools revenues decreased $333,002 or 28% from $1,180,057 to $847,055 due primarily to the divestiture of the three schools located in the southeast.

SCHOOL OPERATING COSTS

CORE SCHOOL OPERATING COSTS
---------------------------

                                   6 months ended                 6 months ended              Increase
                                   June 30, 1995     % of         June 30, 1994     % of     (Decrease)
                                   -------------                  -------------
                                    $                Revenues      $              Revenues
                                   ---               --------     ---             --------
TOTAL CORE OPERATING COST         $14,932,923         77.26%     $12,322,254        77.88%  $2,610,669

NEW SCHOOL (ACQUIRED OR
 BUILT) OPER. PROFIT                  411,501         17.16%               0         0.00%     411,501

SAME CORE SCHOOL OPER.
 PROFIT                           $ 3,984,054         23.53%     $ 3,499,587        22.12%     484,467
                                  -----------                    -----------

TOTAL CORE SCHOOL
 OPER. PROFIT                     $ 4,395,555         22.74%     $ 3,499,587        22.12%     895,968
                                  -----------                    -----------

NON-CORE CENTER OPERATING COSTS
-------------------------------

TOTAL NON-CORE OPER.
 COSTS                            $   988,081        116.65%     $ 1,279,839       108.46%    (291,758)
                                  -----------                    -----------

NON-CORE SCHOOL
 OPER. PROFIT                     $  (141,026)       -16.65%     $   (99,782)       -8.46%     (41,244)
                                  ------------                   ------------

TOTAL OPER. PROFIT                $ 4,254,529         21.09%     $ 3,399,805        20.00%     854,724
                                  ============                   ===========


Operating profit for the six months ended June 30, 1995 increased $854,724 or 25% from $3,399,805 as of June 30, 1994 to $4,254,529 as of June 30, 1995. The
increase is a result of 1) improved operating performance in the core schools and 2) operating profit from the acquired or opened schools.

The operating profit of the core schools increased $895,968 or 26% of which $411,501 was attributed to the new schools opened and acquired. The existing core schools' operating profit increased $484,467 or 14% from $3,499,587 in 1994 to $3,984,054 in 1995. This was due to improved cost controls.

The operating profit margin of the core schools increased slightly from 22.12% to 22.74%. The existing core schools margins increased from 22.12% for the six months ended June 30, 1994 to 23.53% for the six months ended June 30, 1995. This increase was offset by margins of 17.16% resulting from new schools acquired or opened. Typically new schools which are opened generate losses for the first three to four months due to pre-opening costs and the process of building enrollment.

General and administrative expenses totaling $1,595,565 for the six months ended June 30, 1995 increased $155,090 or 11% as compared to $1,439,875 for the six months ended June 30, 1994 primarily due to the increase in staff related to Corporate restructuring and growth in revenues. In August of 1994, Mr. Clegg, the Chairman and Mr. Frock, Executive Vice President, formerly of JBS Investment Company, Inc., joined the Company as full time employees relinquishing their operating duties at JBS. As a percentage of revenues general and administrative expenses decreased slightly from 8.47% in 1994 to 7.90% in 1995.

In June of 1995, the Company recorded a reserve of $500,000 related to the lawsuits by former management. The United States Court of Appeals for the Third Circuit ruled in favor of Mr. Bright and Ms. Sell and against the Company.
Total estimated settlement losses related to the award are estimated to be $406,000 plus legal expenses.

During the first six months of 1995, interest expense totaling $702,331 increased $56,520 or 9% compared to $645,811 for the same period the prior year due to higher debt balances related to the acquisitions of Carefree Learning Centers and its related real estate company Keystone Real Estate.

Pretax income totaling $1,425,185 for the six months ended June 30, 1995 increased $153,828 or 12% as compared to $1,271,357 for the six months ended June 30, 1994. The increase was due primarily to increased school operating profit which was offset by the $500,000 charge related to the outcome of prior management lawsuits.

In 1992, the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993, a valuation allowance of $3.7 million had been recorded relating to the net operating loss. In 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset. The 1994 estimate recorded was based on the analysis of the last two years of positive operating performance and projected taxable income for 1994 and 1995. In 1995, based on the fact the Company had three years of positive net income and the analysis of projections for the years 1996 through 1999, the Company reduced the valuation allowance by $2,105,400. Accordingly, this was recorded as a credit to income tax expense and set up as an asset on the Company's books.

Net income before preferred dividends totaling $3,130,085 increased $1,384,428 or 84% for the six months ended June 30, 1995 versus $1,745,657 for the same period in 1994.

Dividends totaling $99,372 were paid on the Company's preferred stock during the six months ended June 30, 1995.

Three-Month Period Ended June 30, 1995 Compared to 1994
-------------------------------------------------------

Revenues increased $1,796,955 or 21% from $8,712,651 for the second quarter ended June 30, 1994 to $10,509,606 for the second quarter ended June 30, 1995. Of the $1,796,955, $1,711,180 was related to the opening of two new schools and the acquisition of the Carefree Learning Centers which occurred in March 1995. The core operations increased $281,527 or 4% from the second quarter of 1994 to same period in 1995. The increases were offset by a decrease of $195,752 in revenues related to the operations in the non-core regions.

School operating profit increased $352,159 or 19% from $1,796,453 for the second quarter of 1994 to $2,148,612 for the same period in 1995. Of this increase, $270,574 was related to the acquisition and the opening of two new schools. Operating profit related to the core operations increased $61,945 or 3%. The remaining increase of $19,640 is related to the divestiture of several schools located in the southeast which typically operated at losses.

Operating profit margins decreased very slightly from 20.6% for the second quarter ended June 30, 1994 to 20.4% for the second quarter ended June 30, 1995. The slight decrease is related to (1) lower margins at the new schools due to pre-opening costs and (2) slightly lower margins in the acquisition as management is starting to implement cost controls.

General and administrative expenses decreased $29,509 or 3.5% from $839,680 or 9.64% of revenues for the second quarter 1994 to $810,171 or 7.71% of revenues for the second quarter ended June 30, 1995. In 1994, the Company recorded a $200,000 charge related to legal fees for the cost of prior management's lawsuits.

In June 1995, the Company recorded $500,000 in a reserve related to the outcome of former management's lawsuits. In July 1995, the Court ruled in favor of the plaintiffs, Mr. Bright and Ms. Sell, and awarded them claims totaling approximately $406,000 and attorney fees.

Interest expense increased $85,833 or 16% from $330,357 for the second quarter of 1994 to $416,190 for the second quarter of 1995. The increase in interest is due to higher debt balances resulting from the acquisition of Carefree Learning Centers, Inc. and the related real estate.

Pretax income, before the effects of the $500,000 legal reserve, totaled $921,820 for the three months ended June 30, 1995. This was an increase of $311,482 or 51% over the pretax income for the second quarter of 1994 which was $610,328. Pretax income, after the $500,000 legal reserve, decreased $188,508 from $610,328 in the second quarter of 1994 to $421,820 in the second quarter of 1995. Increased school operating profit of $352,159 was offset by the $500,000 charge related to lawsuits from prior management.

In 1992, the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993, a valuation allowance of $3.7 million had been recorded relating to the net operating loss. In 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset. The estimate recorded was based on the analysis of the last two years of positive operating performance and projected taxable income for 1994 and 1995. In 1995, based on the fact the Company had three years of positive net income and the analysis of projections for the years 1996 through 1999, the Company reduced the valuation allowance by $2,105,400. Accordingly, this was recorded as a credit to income tax expense and set up as an asset on the books.

Net income before dividends for the three months ended June 30, 1995 increased to $2,377,720 from $1,102,628 for the same period the prior year. The increase of $1,275,092 was primarily the result of the reversal of the valuation allowance related to the deferred tax asset.

Dividends totaling $49,686 were paid to the preferred stockholders in the second quarter of 1995 and 1994.

The table shows pretax net income before the effect of the charge related to litigation and the reversal of the valuation allowances.


                         RESTATED QUARTERLY COMPARISON
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                (000'S OMITTED)

                                            1995      1994
                                            ----      ----

Revenue                                     $10,510   $ 8,713

Pretax income before legal reserve
  and tax adjustment                            922       610
                                            -------   -------

*EPS (primary) on operating income          $  .055   $  .038

*EPS (fully diluted) on operating income    $  .042   $  .032

Legal reserve                                  (500)      ---

Tax asset                                     2,100       500

Tax liability                                  (144)       (8)
                                            -------   -------

Net income                                  $ 2,378   $ 1,103

*EPS (primary)                              $  0.14   $  0.07

*EPS (fully diluted)                        $  0.11   $  0.06

Stockholders' equity                        $11,467   $ 5,378
                                            =======   =======

*Primary shares outstanding                  16,591    16,130

*Fully diluted shares and share
  equivalents                                22,040    19,051

Liquidity and Capital Resources
-------------------------------

During the first quarter of 1995, the Company continued its regrowth strategy. On the operations level, the Company acquired the operations of Carefree Learning Centers, Inc., consisting of eight operating learning centers and three under construction or in various stages of development. This represents the first significant acquisition of a multi-school operation since the restructuring of the Company. Additionally, the Company signed a Stock Purchase Agreement with Educo, Inc. to acquire ten preschool and elementary schools.
This transaction is expected to close in August 1995.

On the financing level, the Company entered into an agreement with Legg Mason Wood and Walker, Inc. to raise $23 million in debt, subordinated debt, and preferred stock. In connection with the recapitalization, the Company entered into commitment letters with a senior lender and subordinated lender for a total of $23 million.

The funding is expected to close in August 1995. Proceeds of the financing will be used to pay off existing principal debt facilities totaling $9,815,032 which mature in 1998, strategic acquisitions, and new school development.

The existing principal debt facilities consist of the Revolving Line of Credit totaling $1,000,000 with an unused balance of $400,000, the Revolving Credit Loan II with a principal balance at June 30, 1995, of $7,745,675, and Term Loan I with a principal balance of $2,069,357 at June 30, 1995. Term Loan I has scheduled principal payments of $55,555 per month plus interest. The Revolving Credit Loan II has scheduled principal reductions of $600,000 on December 23, 2995, $600,000 on December 23, 1996, $1,100,000 on December 23, 1997, and
$2,150,000 on December 23, 1998. In 1994, in connection with the appeal of the judgment with former officers described in Note 3, the Company was required to post security with the court for payment of the judgment in the event the judgment is not overturned on appeal. The Company posted the required security by arranging for the issuance of a letter of credit by its bank in the amount of $600,000 pursuant to a Fourth Amendment of the Loan Agreement, and the available balance of the Company's Revolving Line of Credit was reduced to $400,000.

On the education level relative to the Company's upgrading of their child care centers to schools, Nobel is developing the curriculum, training the staff, and standardizing the process of the Chesterbrook Academy schools in the east and midwest. The Company plans to open eleven Chesterbrook Academy schools in 1995 through new school openings or the conversion of existing child care centers. The cost of converting an existing child care center to a Chesterbrook Academy is estimated to be approximately $30,000. The Company intends to use cash from operations to convert the existing centers. The conversion of all the Rocking Horse child care centers is planned to occur over the next three years.

Total cash and cash equivalents increased $693,313 or more than doubled from $524,146 at June 30, 1994 to $1,217,799 at June 30, 1995. The increase in cash was due to (1) cash from operating activities totaling $1,864,250 resulting from an increase in accounts payable and accrued expenses related to the timing of payroll and the litigation accrual and (2) cash payment totaling $137,500 related to the exercise of stock options. This was offset by cash used for the acquisitions, building new schools, and capital expenditures.

Net cash provided by operations increased $1,083,856 or more than doubled from $780,394 at June 30, 1994 to $1,864,250 at June 30, 1995 due primarily to the timing of payroll as compared to the prior year.

The working capital deficit increased $498,864 or 12% from $4,196,958 at December 31, 1994 to $4,695,822 at June 30, 1995. This was due primarily to the increase in accounts payable and accrued expenses which resulted from (1) timing of payroll and (2) recording $500,000 litigation accrual.

The Company intends to continue its regrowth strategy and, as stated, is in the process of recapitalizing with more flexible senior debt and significant growth capital via additional equity and subordinated debt. The Company's strategy is to continue to open new build to suit schools and to acquire appropriate strategic schools and centers in its core growth area.

Typically, new centers and schools are funded by real estate developers. However, the Company is close to raising additional capital through a single investor via a real estate partnership, financing the projects until completion, and then selling and leasing back the properties. The traditional funding by real estate developers is a slow process, and the Company is ready to grow more aggressively; therefore, it is seeking $1 million each to build a school with pre-opening costs totaling between $75,000 and $90,000 per school.
Additionally, the Company is also considering various strategic acquisitions. The acquisitions, if any, will be financing principally through the proceeds of alternative equity placements or subordinated debt as described within.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NOBEL EDUCATION DYNAMICS, INC.



Dated: August 11, 1995                By:     /s/
                                         ----------------------------------

                                         A.J. Clegg
                                         Chairman


Dated: August 11, 1995                By:    /s/
                                         -----------------------------------

                                         Yvonne DeAngelo
                                         Controller

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NOBEL EDUCATION DYNAMICS, INC.



Dated: August 11, 1995               By:_________________________________

                                        A.J. Clegg
                                        Chairman


Dated: August 11, 1995               By:__________________________________

                                        Yvonne DeAngelo
                                        Controller

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)       Description of Exhibit
---------------       ----------------------


  11             Statement Re-computation of Per
                 Share Earnings Per Share.

  27             Financial Data Schedule