Form 10-Q/A
period 1995-06-30
NOBEL EDUCATION DYNAMICS INC
filed 1995-09-20
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM-10-Q/A

                                AMENDMENT NO. 1
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
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