Form 10-Q/A
period 1995-09-30
NOBEL EDUCATION DYNAMICS INC
filed 1995-11-29
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM-10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



     For the quarter ended:                    September 30, 1995
                                               ------------------

     Commission File Number:                       1-1003
                                                   ------

                                NOBEL EDUCATION DYNAMICS, INC.
                                -----------------------------
             (Exact name of registrant as specified in its charter)

                            Delaware                      22-2465204
              -----------------------------------   ----------------------
        (State or other jurisdiction of               (IRS Employer
            incorporation or organization)             Identification No.)

           1400 N. Providence Road, Suite 3055, Media, PA     19063
           ----------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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

                                       Yes   X     No_______
                                          -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,087,774 shares of Common Stock outstanding at November 10, 1995.

                                   PART I
                                   ------


                             Financial Information

Item 1 - Financial Statements
-----------------------------

Consolidated balance sheets as of September 30, 1995 and December 31, 1994.

Consolidated statements of operations for the nine months ended September 30, 1995 and 1994.

Consolidated statements of operations for the three months ended September 30, 1995 and 1994.

Consolidated cash flow statements for the nine months ended September 30, 1995 and 1994.

Notes to Consolidated Financial Statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                   September 30,   December 31,
                                                                        1995           1994
                                                                   --------------  -------------
ASSETS
------
Cash and cash equivalents                                            $ 3,711,215   $    853,886
Accounts receivable, less allowance for
   doubtful accounts of $96,282 in both
   1995 and 1994                                                         697,012        614,640
Notes receivable                                                             ---         45,114
Prepaid expenses and other assets                                      2,002,884        806,020
                                                                     -----------   ------------

   Total Current Assets                                                6,411,111      2,319,660
                                                                     -----------   ------------

Property and equipment, at cost                                       21,402,908     13,398,969
Accumulated depreciation                                              (4,976,561)    (4,216,505)
                                                                     -----------   ------------
                                                                      16,426,347      9,182,464
Property and equipment held for sale                                   1,297,775      1,266,648
Cost in excess of net assets acquired                                 17,660,188      8,887,995
Deposits and other assets                                              2,725,427      1,066,926
Deferred tax asset                                                     2,616,200        510,300
                                                                     -----------   ------------

   Total Assets                                                      $47,137,048   $ 23,233,993
                                                                     ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------
Current portion of long-term obligations                             $ 1,633,145      1,767,756
Current portion of capital lease
  obligations                                                             47,935         57,194
Accounts payable and other current liabilities                         8,295,097      4,594,768
Reserve for restructuring                                                100,000         96,900
                                                                     -----------   ------------

   Total Current Liabilities                                          10,076,177      6,516,618
                                                                     -----------   ------------

Revolving line of credit, unused balance $7,500,000                            0              0
Long-term obligations                                                 11,830,267      7,846,151
Subordinated long-term debt                                            9,079,483            ---
Capital lease obligations                                                336,386        371,543
Deferred gain on sale/leaseback                                           57,310         63,303
Minority interest in consolidated subsidiary                             203,403        138,073
                                                                     -----------   ------------

   Total Long-Term Liabilities                                        21,506,849      8,419,070
                                                                     -----------   ------------

   Total Liabilities                                                  31,583,026     14,935,688
                                                                     -----------   ------------

Shareholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
 1,063,830 issued in 1995, 2,500,000 issued in 1994
 and 2,484,320 issued in 1993                                              5,505          4,984
Common stock, $.001 par value,
 50,000,000 shares authorized, outstanding
 4,087,774 shares in 1995 and 15,445,063 in 1994                           4,088         15,445
Common stock issuable                                                        313            ---
Additional paid-in capital                                            23,818,046     19,644,922
Accumulated deficit                                                   (8,273,930)   (11,367,046)
                                                                     -----------   ------------
Total Shareholders' Equity                                            15,554,022      8,298,305
                                                                     -----------   ------------

Total Liabilities and Shareholders' Equity                           $47,137,048   $ 23,233,993
                                                                     ===========   ============

The accompanying notes and the notes in the financial statements included in the Company's Annual Report on form 10-K are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             for the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------
                                  (Unaudited)

                                           1995          1994
                                       ------------  ------------

Revenues                               $30,765,128   $24,722,906
                                       -----------   -----------

Operating Expenses                      24,918,719    20,288,422
                                       -----------   -----------

  School operating profit                5,846,409     4,434,484

General and administrative expenses      2,473,863     2,080,090

Litigation reserve                         500,000           ---

Interest expense                         1,213,746       945,792

Other income                               (92,038)       45,720

Minority interest in profit
  of consolidated subsidiary                65,330        61,710
                                       -----------   -----------

Income before income taxes               1,685,508     1,301,172

Income tax (benefit) expense            (1,614,900)     (456,300)
                                       -----------   -----------

Net income before extraordinary
  item                                 $ 3,300,408   $ 1,757,472

Extraordinary item                          62,000*          ---
                                       -----------   -----------

Net income                             $ 3,238,408   $ 1,745,472
                                       ===========   ===========


Preferred stock dividends              $   145,288   $   149,058
                                       -----------   -----------

Net income available to common
  shareholders                         $ 3,093,120   $ 1,608,414
                                       ===========   ===========

Primary earnings per share
  before extraordinary item            $      0.71   $    0.40**
                                       ===========   ===========

Primary earnings per share             $      0.69   $    0.40**
                                       ===========   ===========

Fully diluted earnings per share
  before extraordinary item            $      0.55   $    0.36**
                                       ===========   ===========

Fully diluted earnings per share       $      0.54   $    0.36**
                                       ===========   ===========

*Write-off of unamortized loan origination fees relating to refinancing. **Proforma for 1:4 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             for the three months ended September 30, 1995 and 1994
             ------------------------------------------------------
                                  (Unaudited)

                                           1995          1994
                                       ------------  ------------

Revenues                               $10,572,070    $7,721,008
                                       -----------    ----------

Operating Expenses                       8,980,190     6,686,329
                                       -----------    ----------

  School operating profit                1,591,880     1,034,679

General and administrative expenses        878,298       640,215

Interest expense                           511,415       299,981

Other income                               (80,657)       46,306

Minority interest in profit
  of consolidated subsidiary                22,501        18,362
                                       -----------    ----------

Income before income taxes                 260,323        29,815

Income tax (benefit) expense                90,000        18,000
                                       -----------    ----------

Net income before extraordinary
  item                                 $   170,323    $   11,815

Extraordinary item                          62,000*          ---
                                       -----------    ----------

Net income                             $   108,323    $   11,815
                                       ===========    ==========


Preferred stock dividends              $    45,916    $   49,686
                                       -----------    ----------

Net income available to common
  shareholders                         $    62,407       (37,871)
                                       ===========    ==========

Primary earnings per share
  before extraordinary item            $      0.03    $     0.00
                                       ===========    ==========

Primary earnings per share             $      0.01    $     0.00
                                       ===========    ==========

Fully diluted earnings per share
  before extraordinary item            $      0.03    $     0.00
                                       ===========    ==========

Fully diluted earnings per share       $      0.02    $     0.00
                                       ===========    ==========

*Write-off of unamortized loan origination fees related to refinancing.

The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------
                                  (Unaudited)

                                                        1995           1994
                                                    -------------  ------------
Cash Flows from Operating Activities:
 Net Income                                         $  3,238,408   $ 1,757,472

Adjustment to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
 Depreciation and amortization                         1,046,524       786,372
 Depreciation related to closed centers                      ---        62,675
 Provision for losses on accounts receivable              60,358        44,272
 Minority interest income and non-cash dividends          65,330      (209,017)
 Amortization of deferred gain                            (5,993)       (5,993)
 Reversal of tax valuation allowance                  (2,105,900)     (510,300)
Changes in Assets and Liabilities
  Net of Acquisitions:
 Decrease (increase) in accounts and
  notes receivable                                       (46,147)      132,742
 (Increase) decrease in prepaid expenses              (1,077,918)      347,856
 (Increase) decrease in other assets                  (1,080,152)     (241,926)
 (Increase) decrease in reserve for closed
  centers                                                  3,100       (29,473)
 (Increase) decrease in accounts payable and
  accrued expenses                                     2,760,551     1,210,047
                                                    ------------   -----------

      Total Adjustments                                 (380,247)    1,587,255

Net Cash Provided by Operating Activities              2,858,161     3,344,727
                                                    ------------   -----------

Cash Flows from Investing Activities:
 Capital expenditures                                 (1,359,107)     (988,147)
 Proceeds from the sale of facilities                        ---       172,507
 Payment for acquisitions                             (8,373,869)      (15,000)
 Proceeds from the issuance of common stock                  ---        27,000
 Payment of transaction costs for refinancing           (898,000)          ---
                                                    ------------   -----------

Net Cash (Used In) Provided By
 Investing Activities                                (10,630,976)     (803,640)
                                                    ------------   -----------

Cash Flows from Financial Activities:
 Note payable                                              3,302           ---
 Repayment of long-term debt                         (11,413,352)   (3,547,188)
 Repayment of capital lease obligation                   (44,416)      (45,973)
 Cash dividends paid on preferred stock                 (145,288)     (149,058)
 Cash proceeds from restructuring of debt             13,500,000           ---
 Cash proceeds from issuance of preferred
  stock                                                2,000,000     2,398,313
 Cash proceeds from real estate mortgage               3,567,300           ---
 Cash proceeds from increase in Revolving
  Term II and Line                                     3,000,000           ---
 Cash from preferred stock converted                     162,598           ---
                                                    ------------   -----------

Net Cash (Used In) Provided By
  Financing Activities                                10,630,144    (1,343,906)
                                                    ------------   -----------

Net increase (decrease) in cash and
 cash equivalents                                      2,857,329     1,197,181

Cash and cash equivalents at
 the beginning of year                                   853,886     1,166,541
                                                    ------------   -----------

Cash and cash equivalents at end
 of the period                                      $  3,711,215   $ 2,363,722
                                                    ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                           SUPPLEMENTAL SCHEDULES FOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------
                                  (Unaudited)


                                                     1995       1994
                                                  ----------  ---------


Supplemental Disclosures of Cash
 Flow Information

Cash paid during year for:
 Interest                                         $1,213,746   $942,792
                                                  ----------  ---------

 Income taxes                                     $   56,505   $ 45,015
                                                  ----------  ---------

Supplemental Schedules of Non-cash
 Investing and Financing Activities:

Note payable to Seller for Carefree
 acquisition                                      $1,584,962  $      --
                                                  ----------  ---------

Note payable to Seller for Keystone
 acquisition                                      $  629,819  $      --
                                                  ----------  ---------

Assumption of net liabilities related to
 Carefree and Educo acquisitions                  $  342,119  $      --
                                                  ----------  ---------

Note payable to Seller for Indy acquisition       $1,125,000  $      --
                                                  ----------  ---------

Issuance of common stock for Educo acquisition    $2,000,000  $      --
                                                  ----------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.

               Notes to Consolidated Interim Financial Statements
                                  (Unaudited)

The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Due to the inherent seasonal nature of the education and child care industries, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.


1.   Acquisition of Educo, Inc.
     --------------------------

     On September 1, 1995, the Company acquired all of the outstanding shares of common stock of Educo, Inc., a Maryland corporation, pursuant to a Stock Purchase Agreement with Educo, Inc. and the then existing stockholders of Educo, Inc. (collectively, the "Educo Stockholders") dated May 23, 1995, as amended. Educo, Inc. is an operator of 10 schools and preschools located in Maryland, Virginia, North Carolina and South Carolina. The purchase price for the stock consisted of (i) $2,000,000 in cash and (ii) an agreement to issue and deliver to the Educo Stockholders an aggregate of 312,500 shares (after the reverse split) of the Company's Common Stock on January 15, 1996. The cash portion of the purchase price was financed with proceeds of the Term Loan from First Valley Bank described in Note 3 below.

2.   Acquisition of Child Care Centers in Indiana
     --------------------------------------------

     On August 25, 1995, the Company acquired from Corydon Day Care Center, Inc., an Indiana corporation d/b/a "Children Today" ("Corydon"), nine of its preschools located in the Indianapolis, Indiana area (the "Centers") and substantially all of the assets (other than real estate) used by Corydon in the business of operating the Centers. The Company also acquired a leasehold interest in the buildings and the land upon which the Centers are located. The purchase price for the business and assets acquired from Corydon consisted of (i) $1,050,000 in cash and (ii) a subordinated promissory note in the principal amount of $1,125,000 secured by a security interest in certain assets located at the Centers. The cash portion of the purchase price paid by the Company was financed by drawing on the Company's then existing line of credit with

     CoreStates Bank, N.A. which the Company repaid on August 31, 1995 using proceeds of the Term Loan from First Valley Bank described below in Footnote 3.

3.   Refinancing
     -----------

     On August 30, 1995, the Company and certain of its subsidiaries (collectively, the "Borrowers") entered into a Loan and Security Agreement with First Valley Bank. Pursuant to the Loan Agreement, First Valley Bank provided the Borrowers a five-year term loan in the original principal amount of $7,500,000 (the "Term Loan") and established for the Borrowers from August 30, 1995 and until September 1, 1998 a revolving line of credit in an amount not to exceed $7,500,000 (the "Line"). Such loans are secured by liens in favor of the Bank on the Borrowers' properties. The proceeds of the Term Loan were used by the Borrowers as follows: (i) $5,500,000 was used by the Company to repay indebtedness of the Company to CoreStates Bank, N.A. and Foothill Capital Corporation; and (ii) $2,000,000 was used to fund the cash portion of the acquisition by the Company of Educo, Inc. and the Educo Stockholders dated May 23, 1995, as amended. The proceeds advanced under the Line shall be used for working capital purposes, to fund future acquisitions of educational facilities or companies and construction of educational facilities by the Borrowers. The Term Loan bears a fixed interest rate of 8.5%, and the Line bears a performance-based rate in the range from LIBOR plus 250 basis points to Libor.

     In addition, on August 30, 1995, the Company and certain of its subsidiaries (collectively, the "Nobel Companies") entered into an Investment Agreement with Allied Capital Corporation and its affiliated funds (collectively, "Allied"), pursuant to which, on such date, the Company sold and issued to Allied (i) Senior Subordinated Debentures in the aggregate principal amount of $6,000,000 (the "Debentures") for a purchase price of $6,000,000; (ii) 1,063,830 shares of the Company's Series D Convertible Preferred Stock (the "Preferred Stock") for a purchase price of $2,000,000; and (iii) Warrants to acquire an aggregate of 309,428 shares of the Company's Common Stock at $7.52 per share, subject to certain adjustments under antidilution provisions for a purchase price of $100. A portion of the proceeds of the sale of the foregoing securities was used to refinance bank debt existing on August 30, 1995; the remainder will be used for acquisitions and new campus openings, for transaction expenses and for general corporate purposes. The Debentures bear interest at the rate of 14% per annum, and principal is repayable commencing October 1, 2000 in equal quarterly installments. The Preferred Stock is convertible into an aggregate of 265,958 shares of the Common Stock of the Company, subject to certain adjustments under antidilution provisions. The provisions of the agreement allow the debt to be paid down at any time without penalty.

4.   Earnings Per Share
     ------------------

     The earnings per share is based on weighted average number of common stock and common stock equivalent shares outstanding as follows (post-split):


                      3 months ended  3 months ended
                      Sept. 30, 1995  Sept. 30, 1994
                      --------------  --------------

     Primary               4,596,873       4,013,822
     Fully Diluted         6,148,980       5,055,788

                      9 months ended  9 months ended
                      Sept. 30, 1995  Sept. 30, 1994
                      --------------  --------------

     Primary               4,485,939       4,013,822
     Fully Diluted         5,984,299       4,850,514


5.   Deferred Tax Asset
     ------------------

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

     6.Contingencies
       -------------

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

     In February, 1993, Douglas E. Carneal, former Chief Operating Officer of the Company, filed suit in the Court of Common Pleas for Chester County, Pennsylvania against the Company, certain officers and directors, and other persons arising out of a dispute over amounts which were paid to Mr. Carneal following his termination from the Company. In that action, Mr. Carneal claims that the Company is in breach of an agreement to cause a loan which he obtained to purchase Company stock to be non-recourse. He further claims that his termination payments were not made in accordance with his employment contract, and that he is entitled to accrued but unpaid vacation. Total compensatory damages sought are approximately $800,000 and, in addition, Mr. Carneal is seeking punitive damages and attorney fees. The Company filed preliminary objections to Carneal's complaint, some of which were sustained. The Chester County, Pennsylvania, Court of Common Pleas dismissed several of the claims filed by Mr. Carneal against the Company, allowing him to replead some of those claims. Mr. Carneal filed an amended Complaint. Nobel's objections to the amended complaint were dismissed. Discovery has begun concerning the claims.

     In May, 1993, Julie Sell and Michael Bright, former executives of the Company, commenced a suit in the United States District Court for the Eastern District of Pennsylvania. On September 15, 1994, the United States District Court for the Eastern District of Pennsylvania entered a judgment against the Company and in favor of Julie Sell and Michael Bright. In September of 1995, the Company satisfied the court ruling and paid $406,000 in the aggregate to Ms. Sell and Mr. Bright plus attorney fees and interest for a total of $580,000.

7.   Reverse Stock Split
     -------------------

     On September 22, 1995, the shareholders approved a one-for-four reverse stock split of the Company's common stock. The Company effected the reverse split on September 29, 1995. For every four shares of common stock, each shareholder received one share of common stock.

8.   Stock Incentive Plan Approved
     -----------------------------

     On September 22, 1995, the shareholders approved the 1995 Stock Incentive Plan which enables the Company to issue 375,000 options to purchase common stock of the Company at the fair market value on the date the options are issued. The purpose of the Plan is to attract and retain quality employees.

Item 2 - Management Discussion and Analysis
-------------------------------------------

During the nine months ended September 30, 1995, the Company completed several significant steps in its re-growth strategy. The Company acquired three multi-chain school and preschool operations which include: (1) The Carefree Learning Centers, Inc. which consisted of eight schools located in Pennsylvania; (2) Educo, Inc. which consisted of ten schools located in Maryland, Virginia, North Carolina and South Carolina; and (3) nine schools of Children Today, Inc. located in Indianapolis, which increased the Company's licensed capacity by 3,775 children.

Additionally, the Company began the conversion of its child care centers to Chesterbrook Academy preschools and schools. Five existing operations were converted in September of 1995 which included one in New Jersey, two in North Carolina, one in Illinois and one in Pennsylvania. The curriculums were changed to the Merryhill accredited curriculum, personnel was retrained and educational technologies were upgraded. Further, two new Chesterbrook Academy schools were opened in September of 1995, one located in Exton, Pennsylvania and one in Champaign, Illinois. The Company plans to open three additional Chesterbrook Academy schools in the first quarter of 1996, two Pennsylvania and one in New Jersey. This is a significant strategic step for the Company.

On August 30, 1995, the Company completed the refinancing of its principal debt facilities totaling approximately $11 million through the placement of $23 million of debt, subordinated debt and equity as described below in Liquidity and Capital Resources.

Results of Operations
---------------------
Nine months ended September 30, 1995 compared to 1994
-----------------------------------------------------

Revenues for the nine-month period ended September 30, 1995 increased $6,042,222 or 24.44% from $24,722,906 for the nine months ended September 30, 1994 to $30,765,128. The increase is due to (i) increased enrollment and tuitions in the same school operations, (ii) the opening of eight new schools and (iii) the acquisition of three multi-school operations and one single school in 1995 which include eight Carefree Learning Centers, Inc. acquired in March of 1995, nine schools in Indianapolis, Indiana from Children Today, Inc. on August 25, 1995, ten schools of Educo, Inc. on August 31, 1995 and one single school in North Carolina. As of September 30, 1994, the Company operated 68 schools. From September 30, 1994 through September 30, 1995, the Company opened eight new schools, acquired 28 schools and divested three schools through lease/purchase options. As of September 30, 1995, the Company operated 101 schools.

Of the $6,042,222 increase in revenues, $1,492,552 was related to an increase in same school revenues. The same school revenues increased 6% from $24,303,188 for the nine months ended September 30, 1994 to $25,795,740 for the nine months ended September 30, 1995. This increase was related to enrollment and tuition increases.

  Additionally, an increase in revenue of $1,386,428 was related to the opening of nine new schools, and $3,582,960 of the increase in revenues was related to the acquisitions which occurred throughout 1995. These increases were offset by a decrease in revenues totaling $419,718 related to the planned divestiture of three schools in the Southeast.

Operating profit for the nine months ended September 30, 1995 increased $1,411,925 or 32% from $4,434,484 for the nine months ended September 30, 1994 to $5,846,409 for the same period in 1995.

The increase of $1,411,925 was related to several factors: (1) an increase in the same school operating profit of $752,638 or 17%; (2) operating profit related to the described acquisitions totaling $403,944; (3) operating profit related to the opening of eight schools totaling $160,400; (4) an increase in operating profit due to the divestiture of several schools in the Southeast which had losses totaling $8,577; and (5) net operating profit totaling $213,195 from the real estate subsidiary offset from losses related to the catalog totaling $(126,900). The Company is analyzing alternatives for the catalog, one of which is to discontinue the project.

Operating profit margins increased from 17.94% for the nine months ended September 30, 1994 to 19.00% for the nine months ended September 30, 1995. The increase in the margins is due to improved cost controls in center operating costs and reduced fixed costs relating to owning the buildings of the Carefree centers.

General and administrative costs increased $393,773 or 18.9% from $2,080,090 to $2,473,863 from September 30, 1994 to September 30, 1995. The increase in costs is related primarily to increases in staff related to the acquisitions. As a percentage of revenues, general and administrative expenses decreased from 8.41% of revenues for the nine months ended September 30, 1994 to 8.04% of revenues for the nine months ended September 30, 1995.

In June of 1995, the Company recorded a reserve of $500,000 related to the lawsuits by former management. The United States Court of Appeals for the Third Circuit ruled in favor of Mr. Bright and Ms. Sell and against the company. The Company paid the judgment plus attorney fees and interest in September of 1995 totaling $580,000.

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

Interest expense increased $267,954 or 28% from $943,792 or 3.83% of revenues for the nine months ended September 30, 1994 to $1,213,746 or 3.95% of revenues for the nine months ended September 30, 1995. The increase is primarily related to interest paid on the mortgages on the properties acquired from a subsidiary of Pennsylvania Blue Shield related to the Carefree Learning Centers. These properties are currently being divested.

Other income and expense increased $137,758 from $45,720 in expense to $92,038 in income. The increase is related to: (1) increased interest income on cash balances; (2) reversal of over-accrued insurance due to the renegotiation of insurance premiums; (3) reversals of over-accrued rent due to the renegotiation of several leases; and (4) decreased costs of the non-operating Southeast centers which were divested.

Pretax income totaling $1,685,508 for the nine months ended September 30, 1995 increased $384,336 or 30% as compared to $1,301,172 for the same period in 1995. The increase was due primarily to: (1) operating profit related to the acquisitions and improved existing margins; and (2) an increase in other income.

On August 31, 1995, the Company completed the refinancing of the Company's existing principal debt facilities as described in Footnote 3. As a result of the refinancing, the Company expensed the remaining unamortized loan origination fees related to the prior debt facilities as an extraordinary item totaling $62,000.

Net income increased $1,492,936 or 86% from $1,745,472 for the nine months ended September 30, 1994 to $3,238,408 for the nine months ended September 30, 1995.

Dividends totaling $145,288 and $149,058 were paid to the preferred shareholders during the nine months ended September 30, 1995 and 1994 respectively.

Results of Operations
---------------------
Three months ended September 30, 1995 compared to 1994
------------------------------------------------------

Revenues increased $2,851,062 or 37% from $7,721,008 for the three months ended September 30, 1994 to $10,572,070 for the three months ended September 30, 1995. The increase of $2,851,062 was due to: (1) an increase in same school revenues of $339,133 or 4.4% due to increased enrollment and tuitions; (2) an increase of $349,079 related to the opening of four new schools in the quarter; (3) an increase in revenues of $2,204,095 related to the acquisitions of three multi-school operations and one single school; and (4) offset by a decrease of $41,245 related to the divestiture of three centers located in the Southeast.

Operating profit increased $557,201 or 53.8% from $1,034,679 for the three months ended September 30, 1994 to $1,591,880 for the three months ended September 30, 1995. The increase due to several factors which include: (1) an increase in same school operating profit totaling $289,219 or 27% as a result of improved summer programs at the Merryhill schools (Merryhill's operating profit increased 487% from $57,971 in the third quarter of 1994 to $340,754 in the same period 1995); (2) an increase of $28,036 related to the opening of four new schools; (3) an increase of $124,807 related to the acquisitions discussed above; (4) an increase of $15,149 related to the divestiture of the schools in the Southeast at the end of 1994 which operated at losses in the third quarter of 1994; and (5) an increase of $99,990 related to the operation of the real estate.

Operating profit margin increased from 13.4% for the three months ended September 30, 1994 to 15.06% for the three months ended September 30, 1995 due to improved summer programs in the Merryhill Schools, cost controls throughout the Company and lower rent expense as a percentage of revenues due to owning the real estate of five of the schools acquired from Pennsylvania Blue Shield. The Company is in the process of selling these five properties.

General and administrative expenses increased $238,083 or 37% from $640,215 or 8.29% of revenues for the three months ended September 30, 1994 to $878,298 or 8.31% of revenues for the same period in 1995. The increase was primarily related to: (1) an increase in staffing and travel due to the growth of the Company through the acquisitions of chains and development of new schools; (2) an increase in professional fees related to the growth of the Company; and (3) an increase in investor relations costs related to the increase in the interest in the stock of the Company and the increase in the number of shareholders.

Interest expense increased $211,434 or 70% from $299,981 for the third quarter in 1994 to $511,415 for the third quarter in 1995. Interest increased due to:
(1) increased debt levels related to the acquisition of Carefree Learning Centers, Inc., Children Today, Inc. (the Indianapolis schools), Educo, Inc. and the Discovery School; (2) the acquisition of the real estate related to five of the properties of the Carefree Learning Centers, Inc. from Keystone Real Estate, a subsidiary of Pennsylvania Blue Shield; and (3) the refinancing of the Company's principal debt facilities at the end of August where a portion of the debt was replaced with $6,000,000 of subordinated debt with a 14% interest rate.

Other income and expense improved from a $46,306 expense in the third quarter of 1994 to income of $80,657 due primarily to: (1) the reduced costs of non-operating centers located in the Southeast because four of the centers were subleased; (2) reversal of over-accrued insurance expense due to the negotiation of lower insurance premiums of the Company; (3) reversal of over-accrued rent expense related to the negotiation of several of the Company's leases; and (4) increased interest income related to higher cash levels.

Net income before the extraordinary item increased $158,508 or 1341% from $11,815 in the third quarter 1994 to $170,323 in the third quarter of 1995. The increase was due to increased school operating profit primarily due to improved summer programs and acquisitions which was offset by increases in general and administrative expense and interest expense.

In the third quarter of 1995, the Company refinanced its principal debt facilities with CoreStates and Foothill Capital which mature in December of 1998. Accordingly, the Company expensed the remaining unamortized loan origination fees related to the prior debt facilities as an extraordinary item of $62,000.

Net income before preferred dividends increased $96,508 or 817% from $11,815 for the third quarter of 1994 to $108,323 for the same period in 1995.

The Company paid $45,216 and $49,686 in preferred stock dividends for the three months ended September 30, 1995 and 1994, respectively.

Liquidity and Capital Resources
-------------------------------

In the third quarter of 1995, the Company completed a $23,000,000 financial restructuring (the "Recapitalization") which consisted of the placement of: (1) a $7,500,000 revolving line of credit and $7,500,000 senior term loan, both financed through First Valley Bank; (2) $6,000,000 of subordinated debentures sold to Allied Capital Corporation for a purchase price of $6,000,000; (3) 1,063,830 shares of Series D Convertible Preferred Stock sold to Allied Capital Corporation for a purchase price of $2,000,000; and (4) warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock, subject to certain adjustments under antidilution provisions for a purchase price of $100.
Proceeds of the Recapitalization were used as follows: $11,104,101 to repay the Company's existing principal debt facilities; $2,000,000 for the Educo acquisition; approximately $1,000,000 to pay transaction fees and approximately $1,500,000 to provide additional cash to the Company. As of November 12, 1995, the Company had not requested any advances under the revolving line of credit.

The $7,500,000 revolving line of credit bears interest at an annual rate which is LIBOR performance based and matures on September 1, 1998. There is also a usage fee at a rate of 1/4 of 1% of the average daily unused portion of the line. The balance of the revolving line of credit at September 30, 1995 is zero with $7,500,000 available.

The senior term loan bears interest at an annual rate of 8.5%. Principal payments are due quarterly, $200,000 each quarter from December 1, 1995 through September 1, 1996, $250,000 each quarter from December 1, 1996 through September 1, 1999, and $300,000 each quarter from December 1, 1999 through June 1, 2000. The revolving line of credit and senior term loan are secured by liens in favor of First Valley Bank on the Company's real and personal properties.

  The $6,000,000 of subordinated debentures sold to Allied Capital bears interest payable monthly at an annual rate of 14%. Level payments of principal are due quarterly, beginning in year five (calendar year 2000) and the remaining balance of the loan matures on August 31, 2002. The debt may be paid off at any time without penalty. The Company issued 1,063,830 shares of Series D Convertible Preferred Stock for total cash of $2,000,000 and warrants to acquire an aggregate of 309,042 shares of common stock at $7.52 per share for $100.
Each share of preferred stock is convertible to one-fourth of a share of common stock (after the reverse split).

The Company intends to use the remaining available proceeds from the Recapitalization for acquisitions of quality school chains in its core areas and also to develop new schools. The Company generally seeks to enter into arrangements with real estate developers to build and lease schools to the Company. Non-real estate costs incurred by the Company in connection with opening a new school are approximately $100,000. The Company's loan agreement permits the Company each year to construct up to three schools which it will own itself (or which will otherwise appear on the Company's balance sheet). (Such number is reduced to two, if the Company enters into an agreement with a third party to build and lease to the Company five or more newly constructed schools in a year.) If the Company builds a school and owns the real estate, the Company intends to sell the properties and subsequently lease them back.

Currently, the Company is pursuing several strategic acquisitions in its core areas and is in the process of developing several schools. The Company plans to open two schools in Pennsylvania and one in New Jersey by the end of the first quarter of 1996. In addition, the Company is pursuing discussion with several third parties whereby such third party would finance the development and own the real estate for several schools.

Total cash and cash equivalents increased $1,347,493 or 57% from $2,363,722 as of September 30, 1994 to $3,711,215 for September 30, 1995 primarily due to the restructuring of the Company's debt facilities as described above.

Net cash provided by operations decreased $486,566 or 15% from $3,344,727 for September 30, 1994 to $2,858,161 for September 30, 1995. The decrease in the cash from operations is due primarily to an increase in deposits and other assets totaling $1,080,000 related to the recording of loan origination fees and an increase in prepaid expenses of approximately $1,000,000 related to prepaid rents and the timing of the close of the month offset by the increase in net income. These decreases in cash were offset by an increase in net income for the nine months ended September 30, 1995, an increase in accounts payable and accrued expenses related to accrued transaction costs from the acquisition, and the Recapitalization totaling $2,700,000.

The working capital deficit decreased approximately $600,000 from $4,200,000 at December 31, 1994 to $3,600,000 at September 30, 1995. The decrease in the deficit is related primarily to the increase in total cash and cash equivalents.

                                    PART II
                                    -------


                               Other Information

Item 1- Legal Proceedings
-------------------------

The Company satisfied the judgment of the United States District Court of the Eastern District of Pennsylvania in connection with the lawsuit of Julie Sell and Michael Bright, former executive officers of the Company against the Company. For further information regarding this proceeding, see Footnote 6 to the financial statements included in Item 1 of Part I of this filing and Footnote 4 to the financial statements included in Item 1 of Part I of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

Item 4- Submission of Matters to Vote of Security Holders
---------------------------------------------------------

A. An annual meeting of the Shareholders of the Company was held on September 22, 1995. The shares listed below are pre-split:

B.   At the meeting:

     1. The following eight persons, each of whom was nominated by the Company for election as directors of the Company received the highest number of votes and were, accordingly, elected as the directors of the Company to hold office until the Annual Meeting of Stockholders in 1996 and until their successors shall have been elected and qualified:

                                        Number of
Name of Candidate             Votes     Withheld
--------------------------  ----------  ---------

            E. Chambers     18,892,465     19,715
            A. J. Clegg     18,897,580     14,600
            J. Frock        18,893,580     18,600
            P. Havens       18,892,665     19,515
            M. Jones        18,843,315     68,865
            J. Katz         18,890,665     21,515
            J. Martinson    18,884,665     27,515
            E. Monaco       18,895,965     16,215

Total shares eligible to vote on record date:

15,445,063 Common Stock and 4,984,000 Preferred Stock

     2. The selection of Coopers & Lybrand as the Company's independent auditors for fiscal 1995 was approved by the affirmative vote of the majority of shares present in person or represented by proxy at the meeting and entitled to vote thereon, the votes cast on this proposal being as follows:

                                                Shares of Common Stock
                                                ----------------------

               Voted For                                    18,851,965

               Voted Against                                    39,600

               Abstaining                                       21,215
                                                            ----------

               Total shares eligible to vote
                 on the Record Date                         18,912,780

       3. One-for-Four Reverse Stock Split
       -- --------------------------------

          The one-for-four reverse stock split was approved by the affirmative vote of the majority of the shares entitled to vote thereon, the votes cast on this proposal being as follows:

                                     Shares of Common
                                           Stock
                                   ---------------------

               Voted For                      12,118,794

               Voted Against                     446,117

               Abstaining                        203,450

               Broker Non-Votes                6,512,683
                                              ----------

               Total votes                    18,912,780

     4. The adoption of the Stock Incentive Plan was approved, the affirmative vote of the majority of the shares entitled to vote thereon, the votes cast on this proposal being as follows:

               Votes For           11,783,002

               Voted Against          520,475

               Abstaining              96,620

               Broker Non-Votes     6,143,819
                                   ----------

               Total votes         18,912,780

Item 6 -  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits.

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)   Description of Exhibit
---------------   ----------------------

3.1               Registrant's Certificate of
                  Incorporation, as amended and restated
                  (including the Certificate of
                  Amendment of Certificate of
                  Incorporation of Registrant filed
                  September 28, 1995 effecting a
                  one-for-four reverse stock split)

3.2               Registrant's Certificate of
                  Designation, Preferences and Rights
                  of Series A Convertible Preferred
                  Stock.

3.3               Registrant's Certificate of
                  Designation, Preferences and Rights
                  of Series C Convertible Preferred
                  Stock.

3.4               Registrant's Certificate of
                  Designation, Preferences and Rights
                  of Series D Convertible Preferred
                  Stock.

3.5               Registrant's Amended and Restated
                  By-laws

4.1 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds.

4.2               Senior Subordinated Debenture dated as of
                  August 30, 1995 in the principal amount
                  of $450,000 payable to the order of Allied
                  Capital Corporation.

4.3               Common Stock Purchase Warrant dated
                  August 30, 1995 entitling Allied Capital
                  Corporation to purchase up to 23,178 shares
                  (subject to adjustment) of the Common Stock of the Registrant.

4.4               Registration Rights Agreement dated
                  August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds.

4.5               Loan and Security Agreement dated
                  August 30, 1995 among the Registrant,
                  certain subsidiaries of the Registrant
                  and First Valley Bank.

4.6               Term Note dated August 30, 1995 in
                  the principal sum of $7,500,000 payable
                  to the order of First Valley Bank.

4.7               Line Note dated August 30, 1995 in the
                  principal sum of $7,500,000 payable to
                  the order of First Valley Bank.

11                Statement Re-Computation of Per Share
                  Earnings.


        Exhibit 4.2 is one in a series of four Senior Subordinated Debentures issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the original holder thereof and the principal amount thereof, which are as follows:

                  Holder                               Principal Amount
                  ------                               ----------------


                  Allied Capital Corporation II       $2,775,000
                  Allied Investment Corporation       $1,800,000
                  Allied Investment Corporation II    $  975,000

          Exhibit 4.3 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:


                                                      Number of Shares
                                                      of Common Stock
                                                      (subject
Warrant No.         Holder                            to adjustment)
-----------         -------                           -----------------
2                   Allied Capital Corporation II           142,932
3                   Allied Investment Corporation            92,713
4                   Allied Investment Corporation II         50,220

          Certain schedules (and similar attachments) to Exhibits 4.1 and 4.5 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

(b) Reports on Form 8-K.

On September 11, 1995, the Company filed a Current Report on Form 8-K to report
(i) the acquisition of nine child care centers from Corydon Day Care Center, Inc. on August 25, 1995, (ii) the acquisition of Educo, Inc. on September 1, 1995 and (iii) the recapitalization of the Company effected on August 30, 1995 described under Item 2 of Part 1. Financial statements relating thereto will be filed by an amendment to such Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NOBEL EDUCATION DYNAMICS, INC.



Dated: November __, 1995                    By:/s/ A.J. Clegg
                                               _______________________
                                               A.J. Clegg
                                               Chairman


Dated: November __, 1995                    By:/s/ Yvonne DeAngelo
                                               _______________________
                                               Yvonne DeAngelo
                                               Controller

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)   Description of Exhibit
---------------   ----------------------
3.1               Registrant's Certificate of
                  Incorporation, as amended and restated
                  (including the Certificate of
                  Amendment of Certificate of
                  Incorporation of Registrant filed
                  September 28, 1995 effecting a
                  one-for-four reverse stock split)

3.2               Registrant's Certificate of                                          Incorporated by
                  Designation, Preferences and Rights                                  reference from
                  of Series A Convertible Preferred                                    the Registrant's
                  Stock.                                                               Current Report
                                                                                       on Form 8-K as filed
                                                                                       with the Commission
                                                                                       on June 14, 1993


3.3               Registrant's Certificate of                                           Incorporated by
                  Designation, Preferences and Rights                                   reference from
                  of Series C Convertible Preferred                                     the Registrant's
                  Stock.                                                                Quarterly Report on
                                                                                        Form 10-Q for the fiscal
                                                                                        quarter ended
                                                                                        June 30, 1994.

3.4               Registrant's Certificate of                                          Incorporated by
                  Designation, Preferences and Rights                                  reference from
                  of Series D Convertible Preferred                                    the Registrant's
                  Stock.                                                               Current Report on
                                                                                       on Form 8-K as filed
                                                                                       with the Commission
                                                                                       on September 11, 1995
3.5               Registrant's Amended and Restated                                    Incorporated by
                  By-laws                                                               reference from
                                                                                       Registrant's Annual
                                                                                       Report on Form 10-K
                                                                                       for the year ended
                                                                                       December 31, 1990.

4.1               Investment Agreement dated as of August 30,                          Incorporated by
                  1995 by and among the Registrant, certain                            reference from
                  subsidiaries of the Registrant and Allied                            the Registrant's
                  Capital Corporation and its affiliated                               Current Report on
                  funds.                                                               Form 8-K as filed
                                                                                       with the Commission
                                                                                       on September 11, 1995

4.2               Senior Subordinated Debenture dated as of                            Incorporated by
                  August 30, 1995 in the principal amount                              reference from
                  of $450,000 payable to the order of Allied                           the Registrant's
                  Capital Corporation                                                  Current Report on
                                                                                       Form 8-K as filed
                                                                                       with the Commission
                                                                                       on September 11, 1995

4.3               Common Stock Purchase Warrant dated                                  Incorporated by
                  August 30, 1995 entitling Allied Capital                             reference from



                   Corporation to purchase up to 23,178                          shares the Registrant's
                   (subject to adjustment) of the Common Stock                   Current Report on
                   of the Registrant.                                            Form 8-K as filed
                                                                                 with the Commission
                                                                                 on September 11, 1995


4.4                Registration Rights Agreement dated                           Incorporated by
                   August 30, 1995 by and among the Registrant                   reference from
                   and Allied Capital and its affiliated                         the Registrant's
                   funds.                                                        Current Report on
                                                                                 Form 8-K as filed
                                                                                 with the Commission
                                                                                 on September 11, 1995


4.5                Loan and Security Agreement dated                             Incorporated by
                   August 30, 1995 among the Registrant,                         reference from the
                   certain subsidiaries of the Registrant                        Registrant's Current
                   and First Valley Bank.                                        Report on Form 8-K as
                                                                                 filed with the
                                                                                 Commission on
                                                                                 September 11, 1995

4.6                Term Note dated August 30, 1995 in                            Incorporated by
                   the principal sum of $7,500,000 payable                       reference from the
                   to the order of First Valley Bank.                            Registrant's Current
                                                                                 Report on Form 8-K as
                                                                                 filed with the
                                                                                 Commission on
                                                                                 September 11, 1995

4.7                Line Note dated August 30, 1995 in the                        Incorporated by
                   principal sum of $7,500,000 payable to                        reference from the
                   the order of First Valley Bank.                               Registrant's Current
                                                                                 Report on Form 8-K as
                                                                                 filed with the
                                                                                 Commission on
                                                                                 September 11, 1995

11                 Statement Re-Computation of Per Share
                   Earnings.