Form 10-K
period 1995-12-31
NOBEL EDUCATION DYNAMICS INC
filed 1996-04-01
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             [x] Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934  [Fee Required]

                  For the fiscal year ended December 31, 1995

                                      or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number 1-1003

                        NOBEL EDUCATION DYNAMICS, INC.
            (Exact name of registrant as specified in its charter)

                         DELAWARE                                        22-2465204
                (State or other jurisdiction                             (IRS Employer
              of incorporation or organization                          Identification No.)

            ROSE TREE CORPORATE CENTER II
         1400 N. PROVIDENCE ROAD, SUITE 3055
                     MEDIA, PA                                                  19063
       (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:          (610) 891-8200

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered
              NONE                                  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                            COMMON STOCK, PAR VALUE
                                $.001 PER SHARE
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes      x        No______
                                             -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 27, 1996, 5,697,390 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of March 27, 1996 was approximately $89,125,000 (based upon the closing sale price of these shares as reported by NASDAQ). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers and stockholders filing Schedules 13D or 13G with the Company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 18, 1996 (the "Proxy Statement") and to be filed within 120 days after the registrant's fiscal year ended December 31, 1995 are incorporated by reference in Part III.

                               TABLE OF CONTENTS

  Item
  No.                                                                               Page
                                    PART I
  1.      Business ...........................................................        1
  2.      Properties..........................................................        8
  3.      Legal Proceedings...................................................        9
  4.      Submission of Matters to a Vote of Security Holders.................        9

          Executive Officers of the Company...................................       10

                                         PART II

  5.      Market for Registrant's Common Equity
          and Related Stockholder Matters.....................................       12
  6.      Selected Financial Data.............................................       13
  7.      Management's Discussion and Analysis
          of Financial Condition and Results of Operations....................       14
  8.      Financial Statements and Supplementary Data.........................       20
  9.      Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................       20

                                         PART III

  10.     Directors and Executive Officers of the Registrant..................       21
  11.     Executive Compensation..............................................       21
  12.     Security Ownership of Certain Owners and Management.................       21
  13.     Certain Relationships and Related Transactions......................       21

                                         PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....       22

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

  Nobel Education Dynamics, Inc.'s business mission is to be the leader in the United States in providing affordable private education from preschool through eighth grade for the children of middle-income working families. The Company's operations include preschools, child care centers, elementary schools and middle schools (through eighth grade) throughout the United States. To attain its objectives, Nobel intends to build on its experience and expertise both in education and child care. As an "education company", the Company's strategy is to offer practical solutions to a segment of the education problem in the United States.

  In California, Nobel operates Merryhill Country Schools. Merryhill is a fully accredited private school system which consists of 31 preschools, elementary schools and middle schools. In July 1995, Merryhill received full seven-year accreditation of all its preschool and schools from the National Independent Private Schools Association (NIPSA).

  In the Eastern and Midwestern United States, the Company operates 19 curriculum-based preschools and elementary schools, both under the name "Chesterbrook Academy" and through its Educo, Inc. subsidiary (acquired in August 1995). The Company also operates fifty-six child care centers, most, if not all, of which it intends to convert to curriculum-based preschools/schools by the end of 1997. Eastern and Midwestern locations include Pennsylvania, New Jersey, Virginia, Maryland, North Carolina, South Carolina, Illinois, Indiana, Delaware and Maine

  Conversions to preschools/schools will include the adoption of the highly regarded and accredited education curriculums of Nobel's other schools, with an upgrading of the educationally oriented teaching materials and technology, including computer labs. Immediately following conversion, a Chesterbrook Academy school will offer grade levels through kindergarten or first grade. One or more grades are then planned to be added in subsequent years, space permitting, through eighth grade.

  In September 1995, the Company opened the first Chesterbrook Academy schools, including three new schools and six conversions.

  Management is currently pursuing a three-pronged strategy to take advantage of the significant growth opportunities in the private education market. First, the Company is strengthening its existing campuses by applying the strengths of the curriculum-based programs of its school systems to its child care centers through conversions to the Chesterbrook Academy format. Second, the Company is pursuing expansion in both existing and new markets by opening or acquiring
additional preschools and schools.   Finally, the Company is geographically
clustering its preschools to (i) increase market awareness, (ii) provide a lower risk method for expansion into elementary and middle schools by providing a feeder population and (iii) gain operating effectiveness in both management and costs.

  Nobel targets its schools and preschools to meet the needs of middle-income working parents. Most of Nobel's schools, preschools and child care centers are open from 6:30 a.m. to 6:00 p.m., allowing early drop-off and late pick-up. In most locations, programs are available for children starting at six weeks of age. For basically the same price as standard child care, parents can leave children of various ages at one Nobel school knowing they will receive a quality education during the greater part of the day and be engaged in well-supervised activities the remainder.

  To complement its educational and child care programs, the Company also operates (i) before and after school programs and (ii) summer camps (both sports and educational) at its various school facilities. Nobel also seeks to add other services and products which will add ancillary income and improve overall operating margins.

  Since 1992, when there was a change in management, the Company's strategies changed significantly. New strategies included a change of the Company's focus to education from child care, strengthening of the Company's financial condition, divestiture of centers in mature markets and, after the Company's financial stabilization, expansion into growth areas. With the implementation of these new strategies, the Company's financial strength improved dramatically:

  . The equity of the Company increased from a negative net worth of $3.8 million on December 31, 1991 to positive net worth of $16.1 million as of December 31, 1995. Further, on March 5, 1996, the Company closed a private placement of common stock for additional equity of $11.7 million (net of offering expenses) and, on February 2, 1996, the Company issued shares of common stock in connection with an acquisition, resulting in a positive net worth as of December 31, 1995 on a pro forma basis of $27.8 million.

  . 1992, 1993, 1994 and 1995 were the highest net income years in the Company's history, with 1995's being the highest at $3.7 million (before preferred stock dividends).

  . The price of the Company's stock was $1.25 per share on December 31, 1991 (adjusted for the 1 to 4 reverse stock split effected on September 28, 1995) and reached $16.00 on March 27, 1996.

  The Company's corporate office is located at Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, PA 19063. Its telephone number is (610) 891-8200.

EDUCATIONAL PHILOSOPHY AND IMPLEMENTATION

  The educational philosophy of Merryhill and Chesterbrook Academy is based on innovative techniques and quality, proprietary curriculums developed by experienced education personnel. Nobel's programs stress the development of the "whole" child. Every child's physical, social, emotional and intellectual growth is encouraged through a balanced program. The programs recognize that each child develops according to his or her own abilities and timetable. Each child's educational needs are considered upon entrance, with the instructional program being matched to a child's individual learning skills. Children are inspired to proceed at their own rate and advance to higher conceptual and skill levels. The result is the opportunity for children to develop a strong foundation in learning, positive self-esteem and emotional well-being.

  During 1995, the Company instituted an Education Advisory Board which reviews and upgrades Nobel's curriculums on a continuing basis. Janet Katz, E.E.D., a director of the Company, is responsible for the formulation of the Education Advisory Board's structure and its modus operandi.

  The Company believes small class sizes are a basic ingredient of its quality education. Nobel's philosophy is based on personalized instruction provided in classrooms with reduced pupil/teacher ratios. The program for the Company's schools is a strong skills-based, comprehensive curriculum. This curriculum enables children and students to achieve success in learning overall and specifically in the academic skills of reading readiness and reading, spelling, writing, mathematics, science, social science, the visual arts, physical education, a foreign language, computers and study skills. Use of state-of-the-art technologies, such as interactive CD-ROMs, produce an advanced learning process. Early learning and development is a keystone to the preschools. For example, Merryhill and Chesterbrook Academy schools introduce a second language between the ages of two and three with full immersion into a second language by first grade. Learning processes are employed which stimulate and advance right brain (creative) development in addition to left brain (logical) development.

  The Company offers sports activities and supplemental programs which include day field trips coordinated with the curriculum to such places as zoos, libraries, museums and theaters, and, at middle school, overnight trips to such places as Yosemite, California and Washington, D.C. Schools arrange classroom presentations by parents and other volunteers. To better enhance the child's physical, social, emotional and intellectual growth, the facilities have developed fee-based programs specifically tailored to provide such ancillary activities as dance, gymnastics and music lessons. Schools and centers are open for visits by parents.

  The developmental program also encourages interaction with adults and peers. Through experiences with others, children clarify their thoughts and perceptions, develop appropriate social skills and encounter the satisfaction derived from working cooperatively with others. As they participate in the programs, the children are supported in their efforts to make decisions, think creatively and solve problems. Children are encouraged to become confident and competent individuals in an atmosphere where learning is fun and exciting.

  The Company's programs are implemented by experienced principals and directors and their faculty. They foster open communication, teamwork and the attention to detail required to provide a superior service. The Company expects and receives extraordinary efforts from the faculty and management team. In turn, the Company provides an excellent working environment where employees can reach their full potential; outstanding performance is recognized and rewarded.

  The Company is committed to maintaining close relationships between the schools and the families they serve. Parents are encouraged to share feelings, concerns and suggestions about their child's care and educational progress. They are invited to visit and participate in programs as often as possible. Scheduled conferences are encouraged to discuss each child's progress with the teacher. Daily information sheets keep parents informed of infant and toddler activities. Newsletters are sent home regularly. Social meetings and programs of interest are held periodically for parents and friends.

  As of March 21, 1996, the aggregate licensed capacity at the Company's 108 schools and centers exceeded 14,400 children or approximately 134 children per school or center.

OPERATIONS / SCHOOL SYSTEMS

  In order to maintain uniform standards, each school and center shares consistent educational goals and operating procedures. To respond to local demands, principals are encouraged to tailor curriculums, within Nobel's standards, to regional needs. Management visits all schools and centers on a regular basis to review program and facility quality.

  Each school and center is staffed with a principal or director, teachers and teaching assistants. Principals and directors are supervised by district, regional or area managers. The principal or director is critical to the success of the school and is provided with ongoing training. Principals and directors have responsibility for: (i) maintaining the quality of educational services delivered at their school, (ii) recommending pricing strategy based upon school location and local area demographics, (iii) personnel management, (iv) sales and marketing strategy for their location and (v) fiscal management.

  Principals and directors submit financial reports to the Company's corporate office and to appropriate district and regional managers each week. These reports include data on current enrollment, attendance, labor costs and cash receipts. Corporate office personnel then review each report and prepare weekly combined reports by district, region and for the Company in total. Weekly or monthly tuition rates and utilization rates are continually monitored. Each school and center is measured on a monthly basis versus its individual business plan. Nobel is in the process of evaluating several state-of-the-art computer systems which would assist the principals in operating schools and provide management with enhanced operational information.

  The Company generally hires experienced individuals and attempts to promote from within. Employment applicants are thoroughly reviewed with background checks made to verify accurate employment history and establish background, reputation and character. After hiring, the faculty is reviewed and evaluated annually both through formal evaluation and market surveys. In addition, all principals and directors are eligible for incentive compensation based on the profitability of their school.

MARKETING AND CUSTOMERS

  The Company's management believes that Nobel has a unique position in the marketplace and has implemented a marketing strategy to capitalize on this niche. Utilizing the concept and strategy of its Merryhill and Educo subsidiaries, Nobel in all its locations strives to differentiate itself from the child care providers. Through its proven curriculum programs, Nobel will provide developmental programs beginning at the preschool level and continuing through upper grades. Educational development is being stressed in contrast with competition in the field in child care. Nobel is being marketed as an education-oriented company that is in the early childhood development and private school industry.

  The Company generates the majority of new enrollments from its reputation in the community and word-of-mouth recommendations of parents. Further, the Company is geographically clustering its preschools to increase local market awareness and to provide a feeder population for Nobel elementary and middle schools. The Company also markets its services through display ads, listings in local print and radio media and through distribution of promotional materials in residential areas.

Marketing campaigns are conducted in the winter, spring and fall primarily at the local level by the Company's directors and principals. In addition, marketing programs, such as mass mailings and media advertising, are conducted from the various regional offices.

NEW CENTER AND SCHOOL DEVELOPMENT; RECENT DEVELOPMENTS

  Management expects a significant portion of the growth of the Company, for the next few years, to be through the opening of new schools and preschools and strategic acquisitions of existing schools and preschools.

  New school development offers an attractive growth opportunity for the Company to expand into both new and existing markets. Proposed development sites are presented to the Company through a network of developers across the United States. After site selection, the Company typically seeks to engage a developer to build a facility to the Company's specifications and lease the premises to the Company pursuant to a long-term lease. The Company is pursuing several alternatives to establish a pool of funds which would be available to finance such third party construction activity. However, there can be no assurance that the Company will be successful in such efforts.

  Typically, new schools are single-story stand alone structures located near residential neighborhoods on sites of acreage appropriate to the nature of the school. The Company carefully evaluates all proposed development sites and makes a selection based on a variety of criteria, including: i) the number and age of children living in proximity to the site, ii) family income data, iii) incidence of two-wage earner and single parent families, iv) traffic patterns,
v) wage and fixed cost structure, vi) competition, vii) price elasticity, viii) family education data, xi) local licensing requirements and x) real estate costs. The Company historically has had significant success in the new centers it has opened.

  The Company also plans to expand the number of grade levels offered by its existing schools. Upon conversion to Chesterbrook Academy format, current preschools and child care centers will offer initially grade levels through kindergarten or first grade, with further expansion planned. The Company also plans to expand the grades offered by its Merryhill and Educo schools. There can be no assurance that the Company will be successful in these plans.

  Development activities in 1995 and early 1996 included the following:

  New School Openings / Expansion of Grade Levels

  In 1995 and the first quarter of 1996, the Company opened eight new schools. The Company plans to open approximately eleven new schools under the name of Chesterbrook Academy or Merryhill in 1996. There can be no assurance that the Company will be successful in these plans.

  Carefree Acquisition

  On March 10, 1995, the Company acquired from Carefree Learning Centers, Inc., a subsidiary of Pennsylvania Blue Shield, substantially all of the assets (other than real estate) and the operations of Carefree. The operations acquired consist of eight learning centers generating revenues of approximately $4,446,000 in 1994 and three learning centers under construction. The licensed capacity of the eight existing learning centers aggregates 1,075 pupils. The licensed capacity of the three learning centers then under construction aggregates 416 pupils. One of the centers under construction was opened in October 1995, and the other two were opened in March 1996 as Chesterbrook Academy schools. In May 1995, the Company acquired the land and building of five of the Carefree Learning Centers.

  Corydon Acquisition

  On August 25, 1995, the Company acquired from Corydon Day Care Center, Inc., an Indiana corporation d/b/a "Children Today" and substantially all of the assets (other than real estate) used by Corydon in the business of operating nine of its preschools located in the Indianapolis, Indiana area. Revenues of these preschools for Corydon's fiscal year ended March 31, 1995 were approximately $3,300,000. Aggregate licensed capacity of the preschools is 1,140 pupils.

  Educo Acquisition

  On September 1, 1995, the Company acquired all of the capital stock of Educo, Inc., a Maryland corporation. Educo, Inc. is an operator of a private school system consisting of ten schools and preschools located in Virginia, Maryland, North Carolina and South Carolina with an aggregate licensed capacity of 1,500 pupils. Revenues of Educo for its fiscal year ended August 31, 1995 were approximately $5,500,000.

  Virginia Acquisition

  On February 2, 1996, the Company acquired the assets of five Virginia corporations, each of which operates a learning center in northern or central Virginia. The five learning centers have an aggregate licensed capacity of 821 pupils and had aggregate revenue in the twelve months ending December 31, 1995 of approximately $2,900,000.

INDUSTRY AND COMPETITION

  Annual spending on education in the United States is estimated to be between $500 and $600 billion. Estimates of spending in education for preprimary (preschools and child care) are close to $30 billion; estimates for kindergarten through twelfth grade are $308 billion, with approximately $200 billion being for kindergarten through eighth grade. The Company plans to capitalize on this education market through its schools and preschools.

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

  The Wall Street Journal reported in a feature article on March 1, 1996 that parental concerns that a public-school education is not sufficient to be successful "are propelling a growing number of middle- and upper-middle-class parents -- who moved to the suburbs seeking a good, free education for their sons and daughters -- to abandon public schools." The article stated:

     Fueling their anxiety is more than concern over class size or test scores. They worry that their children are being short-changed by inadequate teaching and by the focus on classmates with special needs, as well as by the drug use and violence they associated with urban schools. Beneath these fears lies a deeper angst. Apprehensive about their own job security, these parents feel the best way to ensure their children's prosperity is to get them the best education possible -- which isn't possible, they feel, in their suburban public schools.

  The Wall Street Journal article cited a survey last year conducted by Public Agenda, an independent think tank that examines educational issues. Almost 60% of the parents surveyed said that, if they could afford to, they would send their children to private school. Parents surveyed ranked private schools higher than public school in 11 of 13 categories, including preparing students for college, safety and discipline. Nobel seeks to respond to these trends by making quality private school education affordable.

  While price is an important factor in competition, the Company believes that important competitive factors also are offering: professionally developed educational programs, well equipped facilities, trained teachers and a broad range of services, including transportation and infant care. Particularly in the preschool market, many of these services are not offered by the Company's competition.

  Competition in the Company's markets is highly fragmented. For school age children, the Company competes with other for-profit private schools, with non-profit schools and, in a sense, with public school systems. The Company is not aware of any secular competitor which currently competes beyond a regional level. However, the Company anticipates that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The Company believes that the structure of these larger companies may make it difficult for them to implement and develop programs which are based upon curriculum-intensive goals, which would require significant cultural changes.

  For pre-school age children, the Company competes with other curriculum-based preschools. Also seeking enrollments of pre-school age children are large for-profit child care companies, as well as other child care providers (including in-home individual child care providers and corporations that provide child care for their employees). However, the Company believes that persons in its target market -- parents seeking curriculum-based programs for their children -- seek services not provided by these child care providers. Nobel believes that these parents desire to give their child the best educational advantage available.

REGULATION

  Schools and preschools are subject to a variety of state and local regulations and licensing requirements. These regulations and licensing requirements vary greatly from jurisdiction to jurisdiction. Generally, the governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards and the qualifications of the Company's personnel.

INSURANCE

  The Company currently maintains comprehensive general liability insurance, workers compensation, automobile liability, property, excess umbrella liability and student accident insurance. The policies provide for a variety of coverage and are subject to various limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. In 1995, the Company was able to increase significantly the sublimit applicable to such coverage. There can be no assurance that in future years the Company will not again become subject to lower limits. The Company carries fire and other casualty insurance on its centers and liability insurance in amounts which management feels are adequate for its operations in the foreseeable future.

SERVICE MARK

  The Company has registered the service marks Merryhill Country School(R), The Rocking Horse Child Care Center(R) and Carefree Learning Centers(R) in the Untied States Patent and Trademark Office. The Company has also applied for registration of its service mark Chesterbrook Academy. The Company believes that the name Merryhill Country School has substantial value in its marketing in the area in which such schools operate. The Company has not determined whether it will utilize its existing school names in all new locations.

SEASONALITY

  Nobel's elementary schools historically have lower operation revenues in the summer due to lower summer enrollments. Summer revenues of preschools tend to remain more stable or, in some cases, increase. The Company has sought to improve summer results through camps and other programs.

EMPLOYEES

  On March 25, 1996, the Company employed approximately 2,500 persons, approximately 830 of which were employed on a part-time basis. Management believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

  At December 31, 1995, the Company operated 101 schools, preschools and child care centers (hereafter, "schools") in 12 states. At March 11, 1996, the number of schools totaled 108, located in 12 states.

  The Company's schools generally are located in suburban settings. At March 11, 1996, the Company's schools are geographically located as follows: 31 in California, 17 in Pennsylvania, 7 in New Jersey, 11 in Virginia, 7 in Illinois, 9 in Indiana, 14 in North Carolina, 8 in South Carolina and 1 each in Maryland, Delaware, Maine and Louisiana.

  The Company owns the land and buildings for 15 of the schools it operates.
All such properties are subject to mortgages on the real property. In addition, one school is run by a majority-owned subsidiary and operated jointly with a sponsoring employer. This subsidiary leases the buildings from a third party and operates them under a ground lease from the employer. The remaining 93 schools are leased under long-term leases which are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

  The Company owns the land and building of six properties in Florida and Georgia; five of such properties are leased to tenants with an option to purchase and one such property, which the Company intends to sell, is nonoperational. In addition, the Company leases one closed center and is attempting to assign this lease.

  The Company leases 10,786 square feet of space for its corporate offices in Media, Pennsylvania. The lease expires in the year 2001.

  The Company intends to engage in a sale and leaseback transaction of six properties and use the proceeds to pay down the related mortgages and other debt. Currently, two of such properties are subject to a sale agreement and four are subject to a letter of intent. No assurances can be made that these transactions will be completed.

ITEM 3.  LEGAL PROCEEDINGS.

  In March 1996, the Company entered into a settlement with Douglas E. Carneal, former Chief Operating Officer of the Company, pursuant to which Mr. Carneal released all claims against the Company and certain officers and directors, and other persons arising out of a dispute over amounts which Mr. Carneal claims were payable to him following his termination from the Company. In connection with such settlement, the Company made a payment to Mr. Carneal of $170,000, all parties executed releases and all proceedings relating to the matter pending in the Court of Common Pleas for Chester County, Pennsylvania and the United States District Court for the Eastern District of Pennsylvania were terminated.

  The Company is engaged in legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters above will not have a material adverse effect on the Company's consolidated financial position or results of operations. The significance of these matters on the Company's future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are as follows:

     NAME                                 AGE          POSITION

     A.J. Clegg                            56          Chairman of the Board, President and
                                                       Chief Executive Officer

     John R. Frock                         52          Executive Vice President -- Corporate
                                                       Development; Assistant Secretary

     D. Scott Clegg                        33          Vice President -- Operations

     Yvonne DeAngelo                       38          Vice President -- Administration
                                                       and Finance; Secretary

     B. Robin Eglin                        39          Vice President -- Corporate Development

A.J. Clegg. Mr. Clegg was named Chairman of the Board and Chief Executive Officer of the Company on May 29, 1992. Since 1989, Mr. Clegg has also served on the Advisory Board of Drexel University. Since June 1990, Mr. Clegg has also served as the Chairman and CEO of JBS Investment Banking, Ltd., which provides investment management and consulting services to businesses. Mr. Clegg's responsibilities for JBS Investment Banking, Ltd. do not require material amounts of his time. In 1979, he formed Empery Corporation an operator of businesses in the cable and printing industries and held the offices of Chairman, President and CEO during his tenure (1979-1993). Additionally, Mr. Clegg served as Chairman and CEO of TVC Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-1993), a manufacturer of electronic senswitches. Mr. Clegg has also served on the Board of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991.

John R. Frock. Mr. Frock was named Executive Vice President of Corporate Development on August 1, 1994. Mr. Frock was elected to the Board of Directors of the Company on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., located in Paoli, PA, which formerly provided services to Nobel through an Administrative Services Agreement. He is currently the Chairman and CEO of Avant Garde Enterprises Ltd. Mr. Frock's responsibilities for companies other than Nobel do not require material amounts of his time. During the past five years, Mr. Frock has also served as the President and COO of SBF Communications Graphics, a business forms printer located in Philadelphia, PA; President of Globe Ticket and Label Company, and President of the Graphics Group of Empery Corporation.

D. Scott Clegg. Mr. Clegg was named Vice President of Operations for the Merryhill Country Schools division in June 1993 and Vice President of Operation, with responsibility for nationwide operations in early 1996. He was formerly Vice President of New Business Development at JBS Investment Banking, Ltd. Mr. Clegg also served as General Manager and Chief Operating Officer of Dynasil Corporation of America, a public company, and also served as a member of Dynasil's Board of Directors.

Yvonne DeAngelo. Ms. DeAngelo was appointed Vice President of Finance and Administration in December 1995. She had served as Controller since March 1989. Ms. DeAngelo has also served as Secretary since May 1992. Before joining Nobel Education Dynamics, Inc., she served as Senior Auditor for Coopers and Lybrand from 1986 to 1989.

B. Robin Eglin. Mr. Eglin was named Vice President of Corporate Development in April 1995. Mr. Eglin was formerly Vice President of Carefree Learning Centers, Inc. and Keystone Real Estate Development Company, Inc., wholly-owned for-profit subsidiaries of Pennsylvania Blue Shield, where he was in charge of all real estate, finance and accounting activities. Mr. Eglin joined Carefree in 1989.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION.

  The table below sets forth the quarterly high and low bid prices for the Company's common stock as reported by The National Association of Securities Dealers (NASD) for each quarter during the period from January 1, 1994 through December 31, 1995 and for the first quarter to date in 1996. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Quotations prior to September 28, 1995 are adjusted to reflect the 1 for 4 reverse stock split of the Company effected on such date.

                                      High      Low
  1994

  First Quarter..................  $ 5 3/4       $3
  Second Quarter.................    5 1/2        4
  Third Quarter..................    4 7/8        4
  Fourth Quarter.................    4 5/8    3 3/4

  1995

  First Quarter..................  $ 6 3/4       $4
  Second Quarter.................    8 1/4        6
  Third Quarter..................   15 1/2    7 1/4
  Fourth Quarter.................   16 5/8   10 3/4

  1996

  First Quarter (as of 3/27/96)..   17 3/8   13 5/8

HOLDERS.

  At March 21, 1996, there were approximately 525 holders of record of shares of common stock.

DIVIDEND POLICY.

  The Company has never paid a dividend on its common stock and does not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, the Company intends to retain its earnings in order to finance its ongoing operations and to develop and expand its business. The Company's credit facility with its lenders prohibits the Company from paying dividends on its common stock or making other cash distributions without the lenders' consent. Further, in connection with the private placement of the Series C Convertible Preferred Stock to Edison Venture Fund II, L.P., the Company is prohibited from paying cash dividends on its common stock, unless the dividend is permitted under the Company's bank agreement and the amount of the dividend is less than or equal to 50% of operating income less income tax.

  The Company's Series A Preferred Stock bears a dividend of 8% per annum, payable quarterly. Dividends totaling $184,115 were paid in 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following table sets forth selected historical financial data of the Company. This data should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                          Year ended December 31,
                                                                1995      1994      1993      1992       1991
                                                                     (in thousands except per share data)
OPERATING DATA:
Revenue.........................................             $44,154   $34,372   $32,594   $33,498   $ 34,665
Center operating expenses.......................              35,908    28,161    26,543    27,036     28,139
Center operating profit.........................               8,246     6,211     6,051     6,462      6,526
General and administrative
 expenses.......................................               3,396     2,696     2,555     2,946      2,376
Litigation expense..............................                 500       200         -         -          -
Restructuring charge............................                   -         -         -         -      4,821
Operating income (loss).........................               4,350     3,315     3,496     3,516       (671)
Interest expense................................               1,840     1,223     1,718     1,729      3,220
Other (income) expense..........................                (126)      107       (39)     (117)       (30)
Minority interest...............................                  86        83        88        63        (36)
Income (loss) before income taxes...............               2,550     1,902     1,729     1,841     (3,825)
Income tax (benefit) expense....................              (1,356)     (438)       21        36          -
Net income before extraordinary item............               3,906     2,340     1,708     1,805     (3,825)
Extraordinary Item..............................                  62         -         -         -          -
Net income (loss)...............................               3,844     2,340     1,708     1,805     (3,825)
Preferred Dividends.............................                 184       199       107         -          -
Net income available to
 Common Shareholders............................             $ 3,660   $ 2,141   $ 1,601   $ 1,805   $ (3,825)

Primary earnings per share (post split):
- ---------------------------------------

Net income before extraordinary item............             $  0.69     $0.53   $  0.40     $0.48     ($1.32)
Extraordinary item..............................             $ (0.01)        -         -         -          -
                                                             -------    ------   -------     -----      -----
Net income......................................             $  0.68    $ 0.53   $  0.40     $0.48     ($1.32)
                                                             =======    ======   =======     =====      =====

Fully diluted earnings per share (post split):
- --------------------------------------------

Net income before extraordinary item............             $  0.64    $ 0.46   $  0.38     $0.48     ($1.32)
Extraordinary item..............................             $ (0.01)        -         -         -          -
                                                             -------    ------   -------     -----     ------
Net income......................................             $  0.63    $ 0.46   $  0.38     $0.48     ($1.32)
                                                             =======    ======   =======     =====     ======

                                                                            Year ended December 31,
                                                                1995      1994      1993      1992       1991
                                                                                 (in thousands)
BALANCE SHEET DATA:
Working Capital (deficit).......................              $(831)  $(4,197)  $(3,114)  $(3,996)  $(25,715)
Cost in excess of net assets acquired...........              17,274     8,888     8,923     9,278      9,533
Total assets....................................              44,937    23,234    22,613    24,226     27,355
Short-term debt and current
 portion of long-term debt......................               1,371     1,768       905     1,523     21,403
Long-term debt..................................              20,272     7,846    12,545    17,733      3,216
Shareholders' equity (deficit)..................             $16,121   $ 8,298   $ 3,732   $  (279)  $ (3,784)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal year 1995 compared to fiscal year 1994.

  As of December 31, 1994, the Company operated 68 elementary schools, preschools and child care centers (collectively referred to herein as "schools"). During the year ended December 31, 1995, the Company acquired in both assets and stock transactions, 27 operating schools, and three schools under development, which consisted of (1) eight schools operated by Carefree Learning Centers, and three under development, located in Pennsylvania, (2) ten schools operated by Educo, Inc., located in Maryland, Virginia, North Carolina and South Carolina and (3) nine schools operated by Children Today, Inc., located in Indiana. In addition, the Company opened seven new schools in various locations and leased one school in Florida. As of December 31, 1995, the Company operated a total of 101 schools. In February 1996, the Company acquired five schools located in Virginia. In March 1996, the Company opened two new schools in Pennsylvania bringing the total number of schools the Company operates to 108.

  Revenues for the twelve months ended December 31, 1995 totaled $44,154,367, an increase of $9,782,866 or 28% from the prior year of $34,371,501. The increase in revenues was due primarily to the three acquisition transactions and the opening of seven new schools. Revenues relating to the acquisitions totaled $7,352,751 or 21% of revenues for the twelve months ended December 31, 1995. Revenues related to the acquisitions do not reflect a full year as one transaction occurred in March and the others occurred place in September. Revenue increases relating to the new schools built in 1995 and late 1994 totaled $1,521,133 or 4.4%. Same school operations reflected an increase of $1,351,414 or 4%. This increase was offset by a loss of revenues related to the divestiture of the Southeastern centers totaling $442,432 or 1.3%.

  School operating profit increased $2,034,919 or 33% from $6,210,964 for the year ended December 31, 1994 to $8,245,883 for the year ended December 31, 1995. The $2,034,919 increase was attributable to an increase of (1) $1,202,839 related to operating profit from the acquisitions described above and (2) $897,175 due to increase in operating profit in the same school base, offset by a loss of $65,095 related to the opening of new schools.

  The school operating profit margin increased from 18.07% for the year ended December 31, 1994 to 18.68% in 1995. The increase was due primarily to (1) efficiencies in the same school base operating in 1994, (2) the divestiture of schools located in the Southeast which generally had lower margins and (3) lower rent expense as a result of owning the properties of six of the Carefree schools. The Company intends to engage in a sale and leaseback transaction of these properties and use the proceeds to pay down the related mortgages and other debt. Currently, two of such properties are subject to a sale agreement and four are subject to a letter of intent. No assurances can be made that these transactions will be completed.

  General and administrative expenses decreased as a percent of revenues from 7.84% in 1994 to 7.69% in 1995. The percentage decrease is due to efficiencies resulting from growing the base of the

Company. General and administrative expense increased $699,864 or 26%. This increase was related primarily to the increase in staff as a result of the acquisitions.

  During the twelve months ended December 31, 1995, the Company recorded a $500,000 litigation expense which was the result of the outcome of the lawsuit by former management. The United States Court of Appeals for the Third Circuit ruled in favor of Julie Sell and Michael Bright and against the Company. The Company paid the judgment plus attorney fees and interest in September 1995, totaling $580,000. In March 1996, the Company settled certain other proceedings against the Company brought by Douglas Carneal, its former Chairman, and made a payment of $170,000 to Mr. Carneal in connection with such settlement. The Company had sufficient reserves for the settlement, thus additional expense was not recorded.

  Operating income increased $1,035,055 or 31% from $3,314,888 for the year ended December 31, 1995 to $4,349,943 for the year ended December 31, 1995. The increase is a result primarily of increased school operating profit related to the acquisitions.

  Interest expense increased $616,592 or 50% from $1,222,971 for the year ended December 31, 1994 to $1,839,563 for the year ended December 31, 1995. The increase in interest is due to higher debt levels associated with the acquisitions which include $6,000,000 of subordinated debt at 14% and 8.5% mortgage loans on the Carefree properties with a balance at December 31, 1995 of $3,512,881. Currently, two of such properties are subject to a sale agreement and four are subject to a letter of intent. No assurances can be made that this transaction will be completed.

  Other income and expense showed income of $125,724 for the year ended December 31, 1995 compared to expense of $106,960 for the year ended December 31, 1994, an increase of $232,694. The increase was related to (1) increased interest income on cash balances, (2) adjustments of rent accruals related to the cancellation of several leases in the Southeast and (3) decreased costs of Southeast centers which were divested.

  Pretax income increased $648,830 or 34% from $1,901,466 for the twelve months ended December 31, 1994 to $2,550,296 for the same period in 1995. The increase was due primarily to an increase in schools' operating profit as a result of the growth of the Company.

  In 1992, the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993, a valuation allowance of $3.7 million had been recorded relating to the net operating loss. In 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset. The 1994 estimate recorded was based on the analysis of the positive operating performance of the prior two years and projected taxable income of 1994 and 1995. In 1995, based on three years of positive net income and the analysis of projections for the years 1996 though 1999, the Company removed the remaining valuation allowance. Accordingly, such amounts were recorded as a credit to income tax expense.

  On August 31, 1995, the Company completed the refinancing of its existing principal debt facilities as described in Footnote 6 to the Company's Consolidated Financial Statements. As a result of the refinancing, the Company expensed the remaining unamortized loan origination fees related to the prior debt facilities as an extraordinary item, totaling $62,000 after the tax effect.

  Net income before preferred dividends increased $1,504,110 or 64% from $2,339,776 for the year ended December 31, 1994 to $3,843,886 for the year ended December 31, 1995.

  Dividends totaling $184,114 and $198,555 were paid on the Company's Series A Preferred Stock for the twelve months ended December 31, 1995 and 1994, respectively. During 1995, 543,000 shares of the Series A Preferred Stock were converted to 638,568 shares of common stock.

  Fully diluted earnings per share increased from $.46 per share (adjusted for the 1:4 reverse stock split) for the year ended December 31, 1994 to $.63 for the year ended December 31, 1995. Common shares and shares equivalents on a fully diluted base increased 1,092,119 or 22% from 5,037,002 for the year ended December 31, 1994 to 6,129,121 for the year ended December 31, 1995, as a result of raising equity capital and issuing stock in connection with acquisitions.

Fiscal Year 1994 Compared to Fiscal Year 1993

  As of December 31, 1993, the Company operated 66 schools. During the year ended December 31, 1994, the Company divested three schools, terminated the lease of one school, opened three new schools, and acquired 3 additional schools. At December 31, 1994, the Company operated 68 schools.

  Revenues for the twelve months ended December 31, 1994 totaled $34,371,501 an increase of $1,777,115 or 5.5% from the prior year revenues totaling $32,594,386. Of this increase $1,893,652 or 5.8% of revenues was related to the acquisition and/or opening of six new schools and $1,939,498 or 6% of revenues was related to an increase in revenues in the same school base. The same school base increase was due to increased enrollment and increased tuition rates. Tuition rates increased an average of 3% to 4%. These increases were offset by a decrease in revenues resulting from the divesture of ten schools in the Southeast totaling $2,213,797 or 6.8% of revenues. Other revenues totaling $157,762 related to the test marketing of a product catalogue which was discontinued in 1995.

  School operating profit increased $159,465 or 2.6% from $6,051,499 for the year ended December 31, 1993 to $6,210,964 for the year ended December 31, 1994. The same school base operating profit increased $749,367 or 13% from $5,789,018 for the year ended December 31, 1994 to $6,538,385 for the year ended December 31, 1995. The increase was due primarily to (1) increased revenues related to increased enrollment and tuition rates and (2) the successful opening of new schools in 1994. New schools normally operate at a net loss for the first several months primarily due to start up costs and time needed to build enrollment. However, in 1994, the Company acquired one school which was in operation and opened several schools very successfully which offset the normal losses related to openings.

  This increase described above was offset by a $589,902 decrease in operating profit. Of such total decrease, (1) $282,556 was related to the divestiture of the ten schools in the Southeast in December 1993 and maturation of the remaining Southeastern markets, (2) $171,731 was related to the testing of a product catalogue and (3) $135,615 was related to cost from some of the closed centers in the Southeast which the Company has since subleased.

  School operating profit margins declined slightly from 18.5% for the twelve months ended December 31, 1993 to 18% for the twelve months ended December 31, 1994. The same school base operating profit margins remained stable for the twelve months ended 1994 at 20% compared to 1993. The decline in total was attributed to (1) the loss resulting from the test marketing of the catalogue division, (2) costs related to non-operating centers in the Southeast and (3) lower margins attributed to the start-up of new schools.

  General and administrative expenses increased $140,973 or 5.5% from $2,555,103 or 7.8% of revenues for the year ended December 31, 1993 to $2,696,076 or 7.8% of revenues for the year ended December 31, 1994. The increase is related to increased professional fees associated with analysis of various acquisitions and costs associated with the test marketing of the catalogue. In 1994, the Company recorded $200,000 in a legal reserve associated with lawsuits from prior management.

  Operating profit for the twelve months ended December 31, 1994 decreased $181,508 or 5% from $3,496,396 in 1993 to $3,314,888 in 1994. The decrease was the result of the recording of a (1) $200,000 legal reserve as described above and (2) operating losses related to the catalogue test marketing totaling $272,000 which includes the related general and administrative charges.

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

  In 1992, the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993 a valuation allowance of $3.7 million had been recorded. In the second quarter of 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset. The Company has had several years of net income. The recognition of the deferred tax asset was based on the analysis of the last three years of positive operating performance and expected future taxable income.

  Net income before preferred dividends for the year ended December 31, 1994 totaled $2,339,766 or 6.8% of revenues, an increase of $631,749 or 37% from the year ended December 31, 1993 of $1,708,017 or 5.2% of revenues. The increase is primarily related to (1) the recording of a deferred tax asset and (2) decreased interest expense.

  The Company paid $198,555 in preferred dividends in the twelve months ended December 31, 1994 as compared to $106,686 in 1993.

LIQUIDITY AND CAPITAL RESOURCES

  During 1995, the Company effected its growth strategy through the acquisition of three multi-school operations and the opening of seven new schools. The acquisitions were funded by various combinations of cash made available from the "Recapitalization" (described below), issuance of new shares of common stock and incurrence of indebtedness to sellers. New school development was effected primarily by outside developers (who entered into long-term leases with the Company) and, to a lesser extent, through bank financing.

  During 1996, the Company intends to continue its growth strategy through both acquisitions and new school development. The Company plans to finance acquisitions through a March 1996 equity private placement (discussed below) which resulted in proceeds of approximately $11,700,000 after transaction costs and funds available under the Company's revolving line of credit ($6,300,000 available at March 28, 1996). If appropriate, the Company may also issue additional senior debt, incur indebtedness to sellers or issue additional shares of common stock to sellers.

  The Company generally seeks to accomplish development of new schools without significant expenditures of cash by entering into arrangements with real estate developers to build new schools. The Company commits to enter into a long-term lease for a new school from the third party owner. The Company is pursuing several alternatives to establish a pool of funds which would be available to finance such third party construction activity. There is no assurance that the Company will be successful in such efforts.

  The Company's loan agreement permits the Company each year to construct up to three schools which it will own itself (or which will otherwise appear on the Company's balance sheet). (Such number is reduced to two, if the Company enters into an agreement with a third party to build and lease to the Company five or more newly constructed schools in a year.) If the Company does build a school and own the real estate, the Company intends subsequently to seek to sell and lease back the property. Non-real estate costs incurred by the Company in connection with opening a new school are approximately $75,000 to $100,000.

  In 1996, the Company plans to convert approximately 15 of its child care centers to Chesterbrook Academy schools. When a conversion takes place, the Company upgrades the curriculum and equipment, retrains teachers, changes signage and installs a close-circuit security system. The Company estimates the cost of a conversion to be $25,000 to $30,000 per location. The Company anticipates that cash generated from operations and its line of credit will be sufficient to fund the cost of the conversions.

  On March 5, 1996, the Company raised $11.7 million from the issuance of one million shares of common stock in a private placement transaction. The equity capital raised gives the Company the ability to continue its growth strategy. Proceeds from the transaction may be used for (1) strategic acquisitions, (2) repayment of debt, (3) the development of new schools or (4) general corporate purposes. The Company is in negotiations with respect to several acquisitions; however, no definitive purchase agreements have been signed for any transaction. There are no assurances that any of these potential acquisitions will occur.

  On August 31, 1995, the Company completed a $23,000,000 recapitalization (the "Recapitalization") which consisted of the placement of: (1) a $7,500,000 revolving line of credit and $7,500,000 senior term loan, both financed through First Valley Bank; (2) $6,000,000 of subordinated debentures with Allied Capital Corporation and affiliated entities (collectively, "Allied"); (3) 1,063,830 shares of Series D Convertible Preferred Stock sold to Allied for a purchase price of $2,000,000; and (4) warrants to acquire an aggregate of 309,042 shares of the Company's common stock, subject to certain adjustments under antidilution provisions for a purchase price of $100. Proceeds of the Recapitalization were used as described below.

  The $7,500,000 revolving line of credit bears interest at an annual rate which is LIBOR performance based and matures on September 1, 1998. There is also a usage fee at a rate of 1/4 of 1% of the average daily unused portion of the line. As of December 31, 1995, the Company had not drawn on the facility. On February 6, 1996, the Company drew $1.2 million on the line of credit to finance in part the acquisition of five schools located in Virginia.

  The senior term loan bears interest at an annual rate of 8.5%. Principal payments are due quarterly, $200,000 each quarter from December 1, 1995 through September 1, 1996, $250,000 each quarter from December 1, 1996 through September 1, 1999 and $300,000 each quarter from December 1, 1999 through June 1, 2000. The revolving line of credit and senior term loan are secured by liens in favor of First Valley Bank on the Company's real and personal properties.

  The $6,000,000 of subordinated debentures sold to Allied bears interest payable monthly at an annual rate of 14%. Level payments of principal are due quarterly, beginning in year five (calendar year 2000) and the remaining balance of the loan matures on August 31, 2002. The debt may be paid off at any time without penalty. The Company issued 1,063,830 shares of Series D Convertible Preferred Stock for total cash of $2,000,000 and warrants to acquire an aggregate of 309,042 shares of common stock at $7.52 per share for $100. Each share of Series D Convertible Preferred Stock is convertible to one-fourth of a share of common stock.

  Total cash and cash equivalents increased $2,860,674 from $853,886 at December 31, 1994 to $3,714,560 at December 31, 1995. The increase was primarily due to the Recapitalization described above and an increase in the cash provided by operations. Of the total cash proceeds of $15,500,000 from the Recapitalization, $11,104,101 was used to repay the Company's existing principal debt facilities, $2,000,000 was used to fund the cash portion of the Educo acquisition and $1,090,771 was used to pay transaction costs. The remaining $1,305,328 represents a portion of the increase in the cash balance.

  Net cash provided by operations increased $1,139,334 from $2,897,905 at December 31, 1994 to $4,037,239 at December 31, 1995. The increase was due primarily to increases in net income from operations offset by the reversal of the valuation allowance.

  The working capital deficit decreased $3,365,916 or 80% from a deficit of $4,196,958 at December 31, 1994 to a deficit of $831,042. The decrease is related to the increase in the cash and cash equivalents and the decrease in the current portion of long term debt due to the refinancing of the company's debt facilities.

INFLATION

  The Company has not been significantly affected by inflation.

INSURANCE

  Companies involved in the education and care of children may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. In 1995, the Company was able to increase significantly the sublimit applicable to such coverage. There can be no assurance that in future years the Company will not again become subject to lower limits.

CAPITAL EXPENDITURES

  In 1996, the Company plans to convert 15 of its existing Rocking Horse Child Care Centers to Chesterbrook Academy schools. Capital expenditure requirements for each conversion are estimated to be $25,000 to $30,000 per school, with total costs projected to be $450,000. Cash flows from operations and the line of credit are anticipated to be sufficient to cover the costs. In addition, the Company plans to spend approximately $2 million on capital expenditures in the remaining schools.

  The Company is continuously maintaining and upgrading the property and equipment of each school. During 1995, the Company spent $2,051,644 on capital expenditures which included upgrading playgrounds, purchasing new equipment and technology and books, making purchases relating to new school startup and improving the equipment and facilities of some of the acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards (SFAS) No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements. It is not expected that the adoption of SFAS No. 121 will have a material effect on the Company's 1996 consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-21 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item with respect to the directors of the Company is incorporated herein by reference to the information set forth in the Proxy Statement. The information required by the Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                 Page
                                                                 ----
  (1) Financial Statements.

      Report of Independent Accountants.......................... F-1
      Consolidated Balance Sheets................................ F-2
      Consolidated Statements of Income.......................... F-3
      Consolidated Statements of Stockholders Equity............. F-4
      Consolidated Statements of Cash Flows...................... F-5
      Notes to Consolidated Financial Statements................. F-7

  (2) Financial Statement Schedules.

      Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

  (b) REPORTS ON FORM 8-K.

  On November 3, 1995, the Company filed a Current Report on Form 8-K reporting the distribution of, and including as an exhibit, a shareholder letter dated November 1, 1995, which included the related quarterly financial statements for the fiscal quarter ended September 30, 1995.

  (c) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

      Exhibits identified in parentheses below, on file with the Commission, are incorporated herein by reference as exhibits hereto.

Exhibit
Number    Description of Exhibit

2.1 Asset Purchase Agreement dated as of March 10, 1995 among the Registrant, Carefree Learning Centers, Inc., Keystone Ventures, Inc. and Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

2.2 Agreement of Sale dated as of March 10, 1995 among the Registrant, Bluegrass Real Estate Company, Inc. and Keystone Real Estate Development Company, Inc. (Filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

2.3 Asset Purchase Agreement dated August 25, 1995 by and among Corydon Day Care Center, Inc., d/b/a Children Today, Donald Mitchell, Jeffrey Owen and the Registrant. (Filed as Exhibit 2A to the Registrant's Current Rep ort on Form 8-K filed on September

          11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

2.4 Stock Purchase Agreement dated May 23, 1995, by and among Educo, Inc., the stockholders of Educo, Inc. and the Registrant, as amended by First Amendment to Stock Purchase Agreement dated August 31, 1995 and Second Amendment to Stock Purchase Agreement dated August 31, 1995. (Filed as Exhibit 2B to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

2.5 Asset Purchase Agreement dated as of February 2, 1996 by and among Stony Point Learning Center, Inc., School's Out, Inc., Cascades Childcare, Inc. and Pump Road Child Care, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

2.6 Asset Purchase Agreement dated as of February 2, 1996 by and among Loudoun Children's Center, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

3.1 Registrant's Certificate of Incorporation, as amended and restated (including the Certificate of Amendment of Certificate of Incorporation of Registrant filed September 28, 1995 effecting a one-for-four reverse stock split). (Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-64701) filed on December 1, 1995 (the "Form S-8") and incorporated herein by reference.)

3.2 Registrant's Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 7(c) to the Registrant's Current Report on Form 8-K filed on June 14, 1993 and incorporated herein by reference.)

3.3 Registrant's Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Filed as Exhibit 4(ae) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

3.4 Registrant's Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 4E to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

3.5       Registrant's Amended and Restated By-laws, as amended. (Filed as
          Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4.1 Loan and Security Agreement dated August 30, 1995 among the Registrant, certain subsidiaries of the Registrant and First Valley Bank.

          Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.2 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.3 Senior Subordinated Debenture dated as of August 30, 1995 in the principal amount of $450,000 payable to the order of Allied Capital Corporation. (Filed as Exhibit 4B to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 4.3 is one in a series of four Senior Subordinated Debentures issued pursuant to the Investment Agreement dated as of August 30, 1995 (Exhibit 4.2) that are identical except for the original holder thereof and the principal amount thereof, which are as follows:

     Holder                                    Principal Amount
     ------                                    ----------------
     Allied Capital Corporation II             $2,775,000
     Allied Investment Corporation             $1,800,000
     Allied Investment Corporation II          $  975,000

4.4 Term Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of First Valley Bank. (Filed as Exhibit 4G to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.5 Line Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of First Valley Bank. (Filed as Exhibit 4H to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.6 Subordinated Promissory Note of the Registrant dated March 10, 1995, to Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield, in the principal amount of $1,584,962.45. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

4.7 Form of Subordinated Promissory Note of the Registrant to Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield. (Filed as Exhibit 4(b) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

4.8 Form of Subordinated Promissory Note of the Registrant to Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield. (Filed as Exhibit 4(c) to the

     Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

4.9  Subordinated Note dated as of February 2, 1996 in the principal amount of
     $336,680 payable to the order of Cascades Childcare, Inc.    (Filed as
     Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

     The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant's total assets. The Registrant agrees to furnish a copy of each of such instruments to the Securities and Exchange Commission upon request.

10.1 1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987 (the "Form S-1") and incorporated herein by reference.)

10.2 1988 Stock Option and Stock Grant Plan of the Registrant.  (Filed as
     Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1988 and incorporated herein by reference.)

10.3 1995 Stock Incentive Plan of the Registrant. (Filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference.)

10.4 Stock Purchase Agreement between the Registrant and various investors dated April 2, 1990. (Filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.5 Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 13, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.6 Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as
     Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.7 Saltzman Partners' Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Saltzman Partners. (Filed as Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.8 Warrant Subscription Agreement dated May 28, 1992 between Registrant and Pennsylvania Merchant Group Ltd. (Filed as Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.9 Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.10 Shareholder's Agreement dated May 28, 1992 between Registrant and JBS Investment Banking, Ltd. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.11 Amendment No. 1 to Shareholders' Agreement dated May 28, 1992 by and among JBS Investment Banking, Ltd., Nobel and Saltzman Partners. (Filed as Exhibit 4(ag) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.12 Series 1 Warrants for shares of Common Stock issued to Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(ad) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.13 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.14 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P.

10.15 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,173 shares (pre-reverse stock split) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 10.15 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

                                                                Number of Shares
                                                                (pre-reverse stock split)
                                                                of Common Stock
       Warrant No.    Holder                                    (subject to adjustment)
       -----------    ------                                    -----------------------

       2              Allied Capital Corporation II             142,932
       3              Allied Investment Corporation             92,713
       4              Allied Investment Corporation II          50,220

10.16 Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds, and amendment thereto dated February 23, 1996. (Filed as Exhibit 4D to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.17 Amendment dated February 23, 1996 to Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds.

10.18 Form of subscription agreement entered into between Registrant and certain customers of Gilder, Gagnon, Howe & Co. relating to the offer and sale by the Company of 1,000,000 shares of its common stock.

11 Statement re-computation of per share earnings dated year ended December 31, 1995, and made a part hereof.

21     List of subsidiaries of the Registrant.

23     Consent of Coopers & Lybrand, L.L.P.

Certain schedules (and similar attachments) to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 2.6, 4.1 and 4.2 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

  (d)  FINANCIAL STATEMENT SCHEDULES.

  None.

                          QUALIFICATION BY REFERENCE

  Information contained in this Annual Report on Form 10-K as to a contract or other document referred to or evidencing a transaction referred to is necessarily not complete, and in each instance reference is made to the copy of such contract or other document filed as an exhibit to this Annual Report or incorporated herein by reference, all such information being qualified in its entirety by such reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1996            NOBEL EDUCATION DYNAMICS, INC.


                                 By:     /s/ A.J. Clegg
                                    ---------------------------------
                                    A.J. Clegg
                                    Chairman of the Board, President
                                     and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                    Position                               Date

/s/ A. J. Clegg                            Chairman of the Board,                   March 29, 1996
- ----------------------------
A. J. Clegg                                President and Chief
                                           Executive Officer and Director


/s/ Yvonne DeAngelo                        Vice President - Finance                 March 29, 1996
- ----------------------------
Yvonne DeAngelo                            and Administration
                                           (Principal Financial
                                           and Accounting Officer)

/s/ Edward H. Chambers                     Director                                 March 29, 1996
- ----------------------------
Edward H. Chambers


/s/ John R. Frock                          Executive Vice President                 March 29, 1996
- ----------------------------
John R. Frock                              and Director


____________________________               Director                                 March 29, 1996
Peter H. Havens


/s/ Morgan R. Jones                        Director                                 March 29, 1996
- ----------------------------
Morgan R. Jones

____________________________               Director                                 March 29, 1996
Janet L. Katz


____________________________               Director                                 March 29, 1996
John H. Martinson


/s/ Eugene G. Monaco                       Director                                 March 29, 1996
- ----------------------------
Eugene G. Monaco

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nobel Education Dynamics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 14, 1996, except
for Note 15 as to which the
date is March 14, 1996 and
Note 16, as to which
the date is March 5, 1996

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,                       December 31,
ASSETS                                                         1995                                1994
- ------                                                         ----                                ----
Cash and cash equivalents                                $   3,714,560                         $    853,886
Accounts receivable, less allowance for doubtful
accounts of $103,009 in 1995  and $96,282 in 1994              727,097                              614,640
Other accounts receivable                                      573,237                               45,114
Prepaid rent                                                   609,401                              238,952
Prepaid insurance and other                                    613,784                              567,068
Deferred taxes                                                 873,962                                 -
                                                               -------                         ------------
     Total Current Assets                                    7,112,041                            2,319,660
                                                             ---------                            ---------
Property and equipment, at cost                             21,220,004                           13,398,969
Accumulated depreciation                                   (5,355,699)                          (4,216,505)
                                                            ----------                         ------------
                                                            15,864,305                            9,182,464
Property and equipment held for sale  (Southeast)            1,307,497                            1,266,648
Cost in excess of net assets acquired                       17,273,626                            8,887,995
Deposits and other assets                                    2,262,871                            1,066,926
Deferred taxes                                               1,117,000                              510,300
                                                            ----------                         ------------

     Total Assets                                        $  44,937,340                         $ 23,233,993
                                                            ==========                         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Revolving Line of Credit (unused portion $7,500,000)     $        -                            $       -
Current portion of long-term obligations                     1,086,409                            1,767,756
Current portion of subordinated debt                           285,253                                 -
Current portion of capital lease  obligations                   49,897                               57,194
Accounts payable and other current  liabilities              6,318,219                            4,691,668
Escrow Payable                                                 203,305                                 -
                                                             ---------                            ----------
     Total Current Liabilities                               7,943,083                            6,516,618
                                                            ----------                           ----------
Long-term obligations                                       11,392,590                            7,846,151
Capital lease obligations                                      323,199                              371,543
Deferred gain on sale/leaseback                                 55,312                               63,303
Minority interest in consolidated  subsidiary                  223,881                              138,073
Long-term subordinated debt                                  8,878,605                                 -
                                                             ---------                         ------------
     Total Liabilities                                      28,816,670                           14,935,688
                                                            ----------                         ------------
Commitments and Contingencies(Notes 5,  7, 9, and 15)

Stockholders' Equity:
  Preferred stock, $.001 par value;  10,000,000 shares
   authorized,issued and outstanding 5,505,150 in
   1995 and 4,984,320 in 1994 ($6,984,320 and                    5,505                                4,984
   $4,984,320 at liquidation value in 1995 and 1994)

  Common stock, $.001 par value,  50,000,000 shares              4,095                               15,445
   authorized, issued and outstanding 4,095,094
   shares in 1995 and 3,861,266 after  split in 1994

Additional paid-in capital                                  21,818,344                           19,644,922
Common Stock issuable (Educo), 312,500  shares               2,000,000                                 -
Accumulated deficit                                        (7,707,274)                         (11,367,046)
                                                          ------------                         ------------
     Total Stockholders' Equity                             16,120,670                            8,298,305
                                                          ------------                         ------------
Total Liabilities and Shareholders'  Equity              $  44,937,340                         $ 23,233,993
                                                        ==============                         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                          Year Ended December 31,
                                                    --------------------------------
                                                    1995          1994          1993
                                                    ----          ----          ----
Revenues                                        $44,154,367   $34,371,501   $32,594,386
                                                -----------   -----------   -----------
Operating expenses:
   Personnel costs                               19,664,455    15,285,330    14,521,170
   Center operating costs                         6,640,288     5,482,016     4,997,153
   Insurance, taxes, rent
       and other                                  8,091,531     6,329,865     5,880,600
  Depreciation and
       amortization                               1,512,210     1,063,326     1,143,964
                                                -----------   -----------   -----------

                                                 35,908,484    28,160,537    26,542,887
                                                -----------   -----------   -----------

       School operating
         profit                                   8,245,883     6,210,964     6,051,499
                                                -----------   -----------   -----------

General and administrative expenses               3,395,940     2,696,076     2,555,103

Litigation expense                                  500,000       200,000        -
                                                -----------   -----------   -----------

       Operating income                           4,349,943     3,314,888     3,496,396
                                                -----------   -----------   -----------

Interest expense                                  1,839,563     1,222,971     1,717,933

Other (income) expense                             (125,724)      106,960       (39,247)

Minority interest in income of
    consolidated subsidiary                          85,808        83,491        88,693
                                                -----------   -----------   -----------

Income before income taxes                        2,550,296     1,901,466     1,729,017

Income tax (benefit) expense                     (1,355,590)     (438,300)       21,000
                                                -----------   -----------   -----------

Net income before extra-
   ordinary item                                $ 3,905,886   $ 2,339,766   $ 1,708,017
                                                -----------   -----------   -----------

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit                                 62,000        -             -
                                                -----------   -----------   -----------

Net income                                        3,843,886     2,339,766     1,708,017

Preferred stock dividends                           184,114       198,555       106,686
                                                -----------   -----------   -----------

Net income available to
     common shareholders                        $ 3,659,772   $ 2,141,211   $ 1,601,331
                                                ===========   ===========   ===========

Primary earnings per share
    (post split)
Net income before extraordinary  item           $      0.69   $      0.53   $      0.40
Extraordinary item                                    (0.01)       -
                                                -----------   -----------   -----------
Net income                                      $      0.68   $      0.53   $      0.40
                                                ===========   ===========   ===========

Fully diluted earnings per share
     (post split)
Net income before extraordinary item            $      0.64   $      0.46   $      0.38
Extraordinary item                                    (0.01)       -             -
                                                -----------   -----------   -----------
Net income                                      $      0.63   $      0.46   $      0.38
                                                ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       NOBEL EDUCATION DYNAMICS, INC.

                               AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             Additional
                                                                                            -----------
                                          Preferred Stock              Common Stock           Paid-In
                                    -------------------------    ------------------------
                                      Shares        Amount          Shares       Amount       Capital
                                    ---------    ------------    -----------  -----------    ----------
Balance as of
January 1, 1993                          -         $     -       15,418,063     $ 15,418    $14,815,301
                                    =========    ============    ==========    ==========   ===========

Issuance of Preferred Stock
   less transaction  costs          2,484,320           2,484          -            -         2,406,836

Preferred Dividends                      -               -             -            -              -

Net Income                               -               -             -            -              -
                                    ---------    ------------   -----------    ---------    -----------


   December  31, 1993               2,484,320      $    2,484    15,418,063     $ 15,418    $17,222,137
                                    =========    ============   ===========    =========    ===========


Stock Options Exercised                  -               -           27,000           27         25,285

Issuance of Preferred Stock
   less transaction costs           2,500,000           2,500          -            -         2,397,500

Preferred Dividends                      -               -             -            -              -

Net Income                               -               -             -            -              -
                                    ---------    ------------    ----------    ---------    -----------

   December 31, 1994                4,984,320       $   4,984    15,445,063     $ 15,445    $19,644,922
                                    =========    ============    ==========    =========    ===========

Stock Options Exercised                  -               -          150,000          150        112,443

Warrants exercised                       -               -          100,000          100         49,900

Common shares issuable                   -               -             -            -              -

Issuance of Preferred Stock         1,063,830           1,064          -            -       $ 1,998,936

Conversion of Preferred Stock        (543,000)           (543)      638,568          639            (96)

One-for-four reverse stock split         -               -      (12,238,537)     (12,239)        12,239

Preferred Dividends                      -               -             -            -              -

Net Income
                                    ---------    ------------   -----------   ----------    -----------

December 31, 1995                   5,505,150      $    5,505     4,095,094     $  4,095    $21,818,344
                                    =========    ============   ===========   ==========    ===========

                                Common
                                Stock      Accumulated
                                Issuable     Deficit         Total
                               ----------  -------------     -----
 Balance as of
January 1, 1993                      -     $(15,109,588)  $  (278,869)
                               ==========  ============   ===========

Issuance of Preferred Stock
   less transaction costs            -             -        2,409,320

Preferred Dividends                  -         (106,686)     (106,686)

Net Income                           -        1,708,017     1,708,017
                               ----------  ------------   -----------

   December 31, 1993                 -     $(13,508,257)  $ 3,731,782
                               ==========  ============   ===========


Stock Options Exercised              -             -           25,312

Issuance of Preferred Stock
   less transaction costs            -             -        2,400,000

Preferred Dividends                  -         (198,555)     (198,555)

Net Income                           -        2,339,766     2,339,766
                               ----------  ------------   -----------

   December 31, 1994                 -     $(11,367,046)  $ 8,298,305
                               ==========  ============   ===========


Stock Options Exercised              -             -      $   112,593

Warrants exercised                   -             -           50,000

Common shares issuable         $2,000,000          -        2,000,000

Issuance of Preferred Stock          -             -        2,000,000

Conversion of Preferred
 Stock                               -             -             -

One-for-four reverse stock split     -             -             -

Preferred Dividends                  -         (184,114)     (184,114)

Net Income                                    3,843,866     3,843,866


December 31, 1995              $2,000,000  $ (7,707,274)  $16,120,670
                               ==========  ============   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                ----------------------------------------------
                                                       1995          1994         1993
                                                       -----         -----        ----
Cash Flows from Operating  Activities:
    Net Income                                    $  3,843,886   $ 2,339,766   $ 1,708,017
                                                  ------------   -----------   -----------
Adjustment to Reconcile Net Income
   to Net Cash Provided by
   Operating Activities:
   Depreciation and amortization                     1,512,210     1,063,326     1,143,964
   Depreciation related to non-operating
      centers                                           82,007        90,646       102,649
   Provision for losses on accounts receivable          96,867       119,212        63,134
   Minority interest in income                          85,808        83,491        88,693
   Early extinguishment of debt                         88,571          -             -
   Reversal of tax valuation allowance              (1,480,672)     (510,300)         -
   Deferred gain amortization                           (7,991)       (7,991)       (7,991)

Changes in Assets and Liabilities Net of
      Acquisitions (increase) decrease in:
   Accounts receivable and other receivables          (128,245)     (331,452)        7,213
   Prepaid assets                                     (187,848)       12,817      (337,567)
   Other assets and liabilities                       (175,813)      (69,585)     (110,133)
   Accounts payable and accrued expenses               308,459       107,975      (298,223)
                                                   ------------   -----------   -----------
Total Adjustments                                      193,353       558,139       651,739

Net Cash Provided by Operating Activities            4,037,239     2,897,905     2,359,756
                                                   ------------   -----------   -----------
Cash Flows from Investing Activities:
   Capital expenditures                             (2,051,664)   (1,372,384)     (914,996)
   Proceeds from sale of property and
     equipment                                         251,225       463,760     2,324,278
   Payment for acquisition
     net of cash acquired                           (9,101,443)     (210,161)         -
   Payment received from notes receivable                 -             -          120,630
   Other                                              (146,315)         -             -
                                                   ------------   -----------   -----------
Net Cash Provided by
      (Used in) Investing Activities               (11,048,197)   (1,118,785)    1,529,912
                                                   ------------   -----------   -----------

Cash Flows from Financing Activities:
   Proceeds from new credit facility                 7,500,000          -             -
   Proceeds from subordinated debt                   6,000,000          -             -
   Proceeds from real estate mortgage                3,567,300          -             -
   Proceeds from other debt                          3,671,697          -             -
   Transaction costs related to
    issuance of debt and stock                      (1,090,771)     (100,000)      (78,320)
   Proceeds from issuance of common stock              162,593        25,312          -
   Dividends paid to minority shareholders                -         (230,726)         -
   Repayment of long-term debt                     (11,699,432)   (4,025,322)   (4,939,104)
   Repayment of capital lease obligation               (55,641)      (62,484)      (59,162)
   Proceeds from issuance of preferred stock         2,000,000     2,500,000     1,616,000
   Dividends paid to preferred stockholders           (184,114)     (198,555)     (106,686)
                                                   ------------   -----------   -----------
Net Cash Provided by (Used in)
       Financing Activities                          9,871,632    (2,091,775)   (3,567,272)
                                                   ------------   -----------   -----------
Net increase (decrease) in cash and cash
     equivalents                                     2,860,674      (312,655)      322,396
Cash and cash equivalents at beginning
     of year                                           853,886     1,166,541       844,145
                                                   ------------   -----------   -----------
Cash and cash equivalents at end of year            $3,714,560    $  853,886    $1,166,541
                                                    ===========   ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES

                          SUPPLEMENTAL SCHEDULES FOR

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    _______


                                                                      Year Ended December 31,
                                                       ------------------------------------------
                                                             1995         1994         1993
                                                             ----         ----         ----
Supplemental Disclosures of Cash
 Flow Information

Cash paid during year for:
  Interest                                                $1,823,882    $ 1,228,431    $1,739,913
                                                          ----------    -----------    ----------
  Income taxes                                           $   137,423    $    64,721        20,855
                                                          ----------    -----------    ----------

Non-cash financing and investing
  activities

Exchange of 768,320 shares of preferred
  stock for payment of debt                                                          $    868,320
Sale of furniture and equipment and
  buildings for Notes Receivable                                                     $    425,000

Acquisitions
    Fair value of tangible assets acquired                 6,847,961    $   190,000          -
    Cost in excess of net assets acquired                  8,727,293

    Cash acquired                                           (29,630)           -             -
    Liabilities assumed                                    (934,181)           -             -
    Notes issued                                         (3,310,000)           -             -
    Escrow held                                            (200,000)           -             -
    Common shares issuable                               (2,000,000)           -             -
                                                          -----------     ----------   -----------
    Total cash paid                                       $9,101,443    $   190,000    $     -
                                                          ===========     ==========   ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY BACKGROUND:
     -----------------------------------------------------------------

     Nobel Education Dynamics, Inc. (the "Company") was founded in 1982 and commenced operations in 1984. The company operates private pre-schools and grade schools located primarily in California, the Mid-Atlantic states, Illinois, Indiana and Maine.

     Principles of Consolidation and Basis of Presentation:
     -----------------------------------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiary. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Year:
     -----------

     The Company's fiscal year ends the last Friday in December. There were 52 weeks in fiscal 1995, and 1993 and 53 weeks in fiscal 1994.

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

     Property and Equipment:
     ----------------------

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets as follows:

          Buildings                          40 years
          Leasehold improvements             The shorter of the leasehold
                                              period or useful life

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

     Cost in Excess of Net Assets Acquired:
     -------------------------------------

     The excess of purchase price over net assets acquired is amortized on a straight-line basis over a period of 40 years. Amortization expense amounted to $341,662, $253,514 and $261,279, for the years ended December 31, 1995, 1994 and 1993 respectively. Accumulated amortization at December 31, 1995 and 1994 was $1,638,603 and $1,296,941, respectively. The Company assesses potential impairment by comparing the carrying value of Cost in Excess of Net Assets Acquired at the balance sheet date with anticipated undiscounted future operating income before amortization.

     Income Taxes:
     ------------

     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

     Reverse Stock Split:
     --------------------

     On September 22, 1995, the Stockholders approved a one-for-four reverse stock split of the Company's common stock. The Company effected the reverse split on September 28, 1995. For every four shares of common stock, each shareholder received one share of common stock. All historical share and per share amounts have been restated to reflect retroactively the reverse stock split (except for the statement of stockholders equity).

     Earnings Per Share:
     ------------------

     Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. On a primary and fully-diluted basis, both net earnings and shares outstanding are adjusted to assume conversion of the non-interest bearing convertible preferred stock from the date of issue.

     The number of shares used for computing primary and fully diluted earnings per share after the impact of the 4:1 reverse split was as follows:

                              1995       1994       1993
                              ----       ----       ----

           Primary          5,398,731  4,019,675  3,974,156
           Fully diluted    6,129,121  5,037,002  4,395,973

     Concentrations of Credit Risk
     -----------------------------

     The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Recently Issued Accounting Standards
     ------------------------------------

     Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements. It is not expected that the adoption of SFAS No. 121 will have a material effect on the Company's 1996 consolidated financial statements.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earning per share as if the new method had been applied. The Company adopted the disclosure-only approach of the Standard effective January
     1, 1996.

(2)  ACQUISITIONS:
     -------------

     During the twelve months ended December 31, 1995 the company completed three acquisitions which are described below:

     Acquisition of Educo, Inc.:
     --------------------------

     On September 1, 1995, the Company acquired all of the outstanding shares of common stock of Educo, Inc. Educo, Inc. is an operator of 10 schools and preschools located in Maryland, Virginia, North Carolina and South Carolina. The purchase price for the stock consisted of (i) $2,000,000 in cash and (ii) an agreement to issue and deliver to the former stockholders of Educo, Inc. ("Educo Stockholders") an aggregate of 312,500 shares (giving effect to the reverse split) of the Company's Common Stock on or after January 15, 1996. The cash portion of the purchase price was financed with proceeds of the Term Loan from First Valley Bank described in Note 6 below.

     In connection with the acquisition of Educo, Inc., the Company guaranteed the value of the 312,500 shares issued to the Educo Stockholders at the fair market value of the shares ($6.40 per share) as of the date of execution of the purchase agreement, provided certain conditions are met. Specifically, if an Educo Stockholder sells shares in a bona fide brokers' transaction during the period (18 months) that the Company keeps effective a registration statement with respect to such shares, the Company would pay the difference between guaranteed value and, if less, the actual sales prices (excluding commissions and fees); provided that the Educo Stockholders do not sell in the aggregate more than 17,500 shares during any 30 day period during such period.

     In conjunction with the acquisition, the Company entered into an agreement with the former manager of Educo (one of the Educo stockholders) to provide consulting services over a period of 10 years. Under the agreement, the Company will pay annual fees in the amount of $58,224.

     Acquisition of Corydon Schools:
     ------------------------------

     On August 25, 1995, the Company acquired from Corydon Day Care Center, Inc. ("Corydon"), nine of its preschools located in the Indianapolis, Indiana area (the "Centers") and substantially all of the assets (other than real estate) used by Corydon in the business of operating the Centers. The Company also acquired a leasehold interest in the buildings and the land upon which the Centers are located. The purchase price for the business and assets acquired from Corydon consisted of (i) $1,050,000 in cash and (ii) a subordinated promissory note in the principal amount of $1,125,000 collateralized by a security interest in certain assets located at the centers. The cash portion of the purchase price paid by the Company was financed by drawing on the Company's then existing line of credit.

     Acquisition of Carefree Learning Centers, Inc.:
     -----------------------------------------------

     On March 10, 1995, the Company acquired Carefree Learning Centers, Inc. ("Carefree"), a subsidiary of Medical Service Association of Pennsylvania, doing business as Pennsylvania Blue Shield ("Pennsylvania Blue Shield"), Carefree's child day care business and operations, and substantially all of its other assets, other than real estate, used in the operation of Carefree's business.

     The child care business purchased from Carefree, consists of eight learning centers currently in operation, and three learning centers currently under construction or in the pre-development stage, all of which are located in Pennsylvania.

     The purchase price for the business and assets acquired from Carefree consisted of (i) $500,000 in cash, (ii) a subordinated promissory note of the Company in the principal amount of approximately $1,585,000 and (iii) the assumption of certain other liabilities of Carefree in the amount of approximately $365,000.

     Concurrently with the acquisition of Carefree's business, the Company entered into an Agreement of Sale (the "Agreement of Sale") with Pennsylvania Blue Shield, pursuant to which the Company acquired in May 1995 (i) the land and buildings on which four of the learning centers currently in operation and acquired from Carefree are located, and (ii) the land and buildings at which one of the child day care centers acquired from Carefree was at the time currently under construction (collectively, the Real Estate"). At the closing, the purchase price paid for the Real Estate consisted of (i) approximately $1,500,000 in cash, (ii) subordinated promissory notes of the Company in the aggregate principal amount of approximately $600,000 and (iii) the assumption by the Company of certain other liabilities.

     The Company is currently seeking a potential buyer for a sale leaseback of these properties and will use the proceeds to pay down the related mortgages and other debt.

     Cost in Excess of Net Assets Acquired:
     -------------------------------------

     The cost in excess of net assets acquired for the above acquisitions will be amortized over a 40 year life. Management has evaluated the life cycles of similar schools and determined that 40 years is consistent with an historical range for private elementary education, including schools of the Company's subsidiary Merryhill Schools, Inc., and Educo, Inc., both of which have been operating over 30 years. In evaluating potential acquisitions of child care centers, management considers not only the current child care operations but also the outlook for these centers as elementary schools. Therefore, for the child care centers purchased a 40 year life will also be used given management's intent to add the elementary school concept to these centers.

     Unaudited Pro Forma Information:
     --------------------------------

     The operating results of all acquisitions are included in the company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions occurred at the beginning of each year. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1995, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the company's fiscal year-end.

                            (Unaudited)
                         1995               1994
                         ----               ----
Revenues             $51,376,546       $47,535,246
Net Income           $ 3,999,424       $ 2,588,695
Earning per share
   Primary           $      0.71       $      0.60
   Fully Diluted     $      0.66       $      0.52

(3)  CASH EQUIVALENTS:
     ----------------

     The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $3,470,873 and $987,204 at December 31, 1995 and 1994,
     respectively. In 1995 and 1994, the Company's funds were invested in money market accounts which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

(4)  PROPERTY AND EQUIPMENT:
     ----------------------

     The balances of major property and equipment classes excluding property and equipment held for sale in conjunction with the Southeast restructuring were as follows:

                                                  December 31,
                                           --------------------------
                                               1995              1994
                                               ----              ----

         Land                              $ 2,675,423       $ 1,653,812
         Buildings                           8,986,500         4,929,060
         Assets under capital lease
            obligations                        912,781           912,781
         Leasehold improvements              2,382,420         1,837,057
         Furniture and equipment             5,769,390         4,066,259
         Construction in progress              493,490              -
                                           -----------       -----------

                                            21,220,004        13,398,969

         Accumulated depreciation           (5,355,699)       (4,216,505)
                                           -----------       -----------

                                           $15,864,305       $ 9,182,464
                                           ===========       ===========

     Included in the net book value of property and equipment listed above is $5,227,753 of land and buildings acquired in conjunction with the Carefree acquisition. As stated in Note 2, the Company is currently seeking a potential buyer for a sale leaseback of these properties.

     Depreciation expense was $1,150,087, $809,818 and $845,579 for the years 1995, 1994 and 1993 respectively. Amortization of capital leases included in depreciation expense amounted to $14,640, in each of the years 1995, 1994, and 1993. Accumulated amortization of capital leases amount to $431,655, $417,015 and $402,375 for the years ended December 31, 1995, 1994 and 1993 respectively.

(5)  PROPERTY AND EQUIPMENT HELD FOR SALE (SOUTHEAST):
     ------------------------------------------------

     In 1990 management initiated a restructuring plan which consisted of selling operations which did not fit with its long term strategic goals and emphasizing new center development in the Mid-Atlantic region (Delaware, New Jersey, North Carolina, Pennsylvania and Virginia) and California. As a result, the Company recorded a $4.9 million restructuring charge in 1990 and an additional $4.8 million in 1991.

     The restructuring plan initiated in 1990 resulted thus far in the disposition of 48 centers located in Florida, Georgia and South Carolina, and divestiture of seven centers in Georgia and Florida developed for the Company but not operated.

     The revenues and operating losses before general and administrative costs of the centers remaining to be divested are $1,570,000 and $131,000, respectively, for the year ended December 31, 1995.

     Remaining Property and Equipment Held for Sale:
     ----------------------------------------------

     Management has estimated the market price of its remaining six properties being held for sale based on recent center sales, investment banker analysis, and the Company's current marketing strategy.

     Below is a schedule of activity of property and equipment held for sale and related depreciation for the years ended 1995 and 1994:

     Property and Equipment at Cost:
     ------------------------------

                                      Beginning                                       Ending
                                      Balances                                        Balances
                                      12/31/94     Additions         Disposals        12/31/95
                                      --------     ---------         ---------        --------
     Land                            $   562,531             -       $      -       $   562,531
     Buildings                         2,104,094      $    2,395                      2,106,489
     FFE                                 626,792          11,871        (87,940)        550,723
                                     -----------      ----------     ----------     -----------
     Accumulated                       3,293,417          14,266        (87,940)      3,219,743
     Depreciation                       (841,373)       (102,568)        78,071        (865,870)
                                                      ----------     ----------     -----------

     Net book value                    2,452,044             -              -        (2,353,873)
     Reserve                          (1,185,396)            -              -        (1,046,376)
                                     -----------      ----------     ----------     -----------

     Estimated net
      realizable
      value                          $ 1,266,648                                     $1,307,497
                                     ===========                                     ==========
                                      Beginning                                       Ending
                                      Balances                                        Balances
                                      12/31/93     Additions         Disposals        12/31/94
                                      --------     ---------         ---------        --------
     Land                            $   607,531             -       $  (45,000)    $   562,531
     Buildings                         2,394,482      $   23,232       (313,620)      2,104,094
     FFE                                 677,371          32,511        (83,090)        626,792
                                     -----------      ----------     ----------     -----------
                                     $ 3,679,384      $   55,743     $ (441,710)    $ 3,293,417

     Accumulated
     Depreciation                    $  (817,961)     $ (150,718)    $  127,306     $  (841,373)
                                     -----------      ----------     ----------     -----------

     Net book value                    2,861,423          -              -            2,452,044
     Reserve                          (1,213,358          -              -           (1,185,396)
                                     -----------      ----------     ----------     -----------
     Estimated net
      realizable
      value                          $ 1,648,065                                      1,266,648
                                     ===========                                     ==========

     The change in reserve for restructuring includes the loss from disposition of property and equipment as well as other assets and costs associated with maintaining closed centers.

(6)  DEBT:
     -----

     Debt consisted of the following at:

                                                                          December 31,
                                                                 ---------------------------
                                                                  1995                 1994
                                                                  ----                 ----
     Long Term Obligations:
     ---------------------

     Term Loan                                                  $7,300,000       $     -

     Line of Credit                                                  -                 -
           (unused portion $7.5M)

     1/st/ mortgages, due in varying installments
           over three to twenty years with
           fixed interest rates ranging from 11%
           to 12%.                                               4,943,911           818,468

     1/st/ mortgage, due in varying installments
           over six to fifteen years with variable
           interest rates ranging from prime plus
           1 1/2% to prime plus 2%, weighted average
           interest rate of 8.25% in 1995 and 1994.                  -               403,079

     Notes payable to sellers from various
           acquisitions, due in varying installments
           over three to fifteen years with a fixed
           interest rate of 8% to 12%.                             162,700           198,137

     Notes payable to vendors for property and
           equipment with fixed interest rates
           varying from 11.3% to 17.5%.                             72,388            45,677

     Term Loan I (refinanced in August 1995)                         -             2,402,871

     Revolving Credit Loan II
     (refinanced in August 1995)                                     -             5,745,675
                                                               -----------       -----------

     Total Long Term Obligations                                12,478,999         9,613,907

     Less Current Portion                                      (1,086,409)       (1,767,756)
                                                               -----------       -----------

                                                               $11,392,590       $ 7,846,151
                                                               ===========       ===========
     Subordinated Debt:
     -----------------

     14% Subordinated Debentures                               $ 6,000,000

     Subordinated Debt Agreements                                3,163,858
                                                               -----------

     Total Long Term Subordinated Debt                           9,163,858

     Less Current Portion                                        (285,253)
                                                                ----------

                                                                $8,878,605
                                                                ==========

     On August 31, 1995, the Company completed a $23,000,000 refinancing (the "Refinancing") which consisted of the placement of: (1) a $7,500,000 revolving line of credit and $7,500,000 senior loan, both financed through First Valley Bank; (2) $6,000,000 of subordinated debentures with Allied Capital Corporation and affiliated entities

     (collectively, "Allied"); (3) 1,063,830 shares of Series D Convertible Preferred Stock sold to Allied for a purchase price of $2,000,000; and (4) warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock, subject to certain adjustments under antidilution provisions for a purchase price of $100. Proceeds of the Refinancing were used as follows:
     $11,104,101 to repay the Company's existing principal debt facilities; $2,000,000 for the acquisition of Educo, Inc.; approximately $1,000,000 to pay transaction fees and approximately $1,500,000 to provide additional cash to the Company.

     The Refinancing resulted in an extraordinary loss of $62,000 related to the write-off of the unamortized loan origination fees.

     The $7,500,000 revolving line of credit bears interest at an annual rate which is LIBOR performance based and matures on September 1, 1998. There is also a usage fee at a rate of 1/4 of 1% of the average daily unused portion of the line. The balance of the revolving line of credit at December 31, 1995 was zero with $7,500,000 available. On February 6, 1996 the Company drew $1.2 million on the line of credit to finance, in part, the acquisition of five schools located in Virginia.

     The senior term loan bears interest at an annual rate of 8.5%. Principal payments are due quarterly, $200,000 each quarter from December 1, 1995 through September 1, 1996, $250,000 each quarter from December 1, 1996 through September 1, 1999 and $300,000 each quarter from December 1, 1999 through June 1, 2000. The revolving line of credit and senior term loan are collateralized by liens in favor of First Valley Bank on the Company's real and personal properties.

     The $6,000,000 of subordinated debentures sold to Allied bears interest payable monthly at an annual rate of 14%. Level payments of principal are due quarterly, beginning in year five (calendar year 2000) and the remaining balance of the loan matures on August 31, 2002. The debt may be paid off at any time without penalty.

     Subordinated debt totaling $3,163,858 at December 31, 1995 includes $1,087,500 related to the acquisition of the Indianapolis schools and $2,076,358 related to the acquisition of the Carefree School and real estate. The $1,087,500 subordinated note to Children's Today, Inc. has an 8% interest rate with equal principal payments totaling $9,375 per month maturing in ten years. The $2,076,358 subordinated note bears interest to Pennsylvania Blue Shield at 8% with monthly interest payments only and annual payments of principal maturing in twenty years.

     The Company's debt agreements contain restrictive covenants regarding the payment of common stock dividends and the maintenance of ratios related to adjusted net worth, debt to tangible net worth and other financial ratios.

     Maturities of long-term obligations are as follows: $1,371,662 in 1996, $1,598,993 in 1997, $4,863,507 in 1998, $1,899,260 in 1999, $4,822,269 in
     2000 and $7,087,166 in 2001 and thereafter.

(7)  CHILD CARE INVESTORS, L.P. DEBT FACILITY:
     ----------------------------------------

     Child Care Investors, L.P. ("CCI") is a limited partnership that was organized for the purpose of acquiring facilities for lease to the Company for operation as child care centers. In 1986 and 1987, CCI purchased various facilities and leased them to the Company for this purpose. To finance the acquisition of some of these facilities, CCI borrowed approximately $2.5 million from Fidelity Bank, N.A., the repayment of which was guaranteed by the Company. The CCI bank loans total $333,275 as of December 31, 1995. The loans were repaid in January 1996 and the loan and guarantee were canceled.

(8)  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES:
     ----------------------------------------------

     Accounts payable and accrued expenses were as follows:

                                         December 31,
                                         ------------
                                      1995            1994
                                      ----            ----
         Accounts payable          $  853,218      $  560,993
         Accrued payroll and
           related items              859,901         581,719
         Accrued rent                 444,359         514,138
         Unearned income            1,709,670       1,225,447
         Accrued property taxes       765,625         702,877
         Other accrued expense      1,685,446       1,106,494
                                   ----------      ----------
                                   $6,318,219      $4,691,668
                                   ==========      ==========

(9)  LEASE OBLIGATIONS:
     -----------------

     Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancelable operating leases, excluding leases assigned, consisted of the following at December 31, 1995:

                                                         Operating Leases
                                                         ----------------
                                      Centers
                                      to be       Continuing
                                      Divested    Centers             Total
                                      --------    ----------          -----
     1996                            $337,003    $ 6,553,173       $ 6,890,176
     1997                              44,658      6,018,902         6,063,560
     1998                              44,658      5,319,527         5,364,185
     1999                              44,658      4,519,939         4,564,597
     2000                              44,658      4,134,046         4,178,704
     2001 and thereafter              368,428     28,588,155        28,956,583
                                     --------    -----------       -----------

     Total minimum lease
      obligations                    $884,063    $55,133,742       $56,017,805
                                     ========    ===========       ===========


                                                                 Capital Leases
                                                                 --------------
     1996                                                             $96,264
     1997                                                              97,708
     1998                                                              99,173
     1999                                                             100,660
     2000                                                             102,171
     2001 and thereafter                                               25,637
                                                                     --------

     Total minimum lease obligations                                  521,613
                                                                     --------

     Less amount representing interest                                148,517
                                                                     --------
     Present value of capital lease obligations                       373,096
                                                                     --------

     Less current portion                                              49,897
                                                                     --------
                                                                     $323,199
                                                                     ========

     Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $5,828,786, $4,444,735 and $3,996,986, in 1995, 1994, and 1993, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

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

(10) SHAREHOLDERS' EQUITY:
     --------------------

     Preferred Stock:
     ---------------

     In connection with the Investment Agreement with Allied (see Note 6) on August 30, 1995 the company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. The holders of Series D are not entitled to dividends, unless dividends are declared on Common Shares. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled, before any distribution or payment is made upon any common stock, to $1.88 per share plus all unpaid dividends.

     On August 22, 1994, the company completed a private placement of an aggregate of 2.5 million shares of Series C Convertible Preferred Stock, Series 1 Warrants for the purchase of up to 125,000 shares of the Company's Common Stock, and Series 2 Warrants for the purchase of up to 125,000 shares of the Company's Common Stock, for an aggregate purchase price of $2,500,000. The shares of Series C Preferred Stock, with a par value of $.001, are convertible into Common Stock at conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company's Common Stock. Initially, each share of Series C Convertible Preferred Stock has one vote subject to change when the conversion rate is adjusted as specified in the purchase agreement. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled, before any distribution or payment is made upon Common Stock, $1.00 per share plus all unpaid dividends. The Series 1 are exercisable at $4.00 per share, subject to adjustment. The Series 1 Warrants expire on August 19, 2001. The Series 2 Warrants have terminated pursuant to their terms, because the fair market value of the Company's Common Stock exceeded $12.00 per share, for each business day in any period of 20 consecutive business days ending on or prior to December 31, 1996. As of December 31, 1995, 2,500,000 shares were outstanding.

     On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock (the Preferred Stock) at a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at an initial conversion rate of .2940 shares of Common Stock for each share of Preferred Stock so converted. The conversion rate is subject to adjustment upon the occurrence of certain events including the sale of Common Stock at a price less than the effective conversion price of the Series A Preferred Stock (currently $3.40 per share). The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of their issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of their holders. Of the 2,484,320 Preferred Stock ("Shares") issued, 768,320 Shares were issued in exchange for the reduction of a CCI Note payable. Another 100,000 Shares were issued in exchange for the reduction of the principal debt facilities. Additionally, 1,616,000 Shares were issued raising $1,616,000 in cash proceeds. $1,000,000 was used to repay principal credit facilities, $537,680 for the remainder of a CCI Note payable, and approximately $78,000 for transaction costs. As of December 31, 1995 and 1994, 1,941,320 and 2,484,320 shares were outstanding respectively .

     Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend and to a number of votes equal to the number of full shares of Common Stock into which such share is then convertible. Except as otherwise required by law, holders of Preferred Stock vote together with the Common Stock and not as a separate class, in the election of directors and on each other matter submitted to a vote of the stockholders.

     Each share of Series A Preferred Stock will entitle the holder to receive $1.00 plus cumulative unpaid dividends upon the liquidation, dissolution or winding up of the Company before any liquidation payments are made to the holders of the Common Stock. The Preferred Stock does not have any preemptive rights to subscribe for or purchase any securities proposed to be issued by the Company.

     Capital Stock Warrants:
     ----------------------

     In connection with the Investment Agreement with Allied (see Note 6) on August 31, 1995, the Company issued warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock.

     In May 1992, the Company raised $2,000,000 before transaction costs from the private sale of 1,000,000 shares of common stock. In connection with the private placement, an additional 275,000 warrants to purchase the Company's common stock were issued. The Company registered these shares in February 1994. The warrants are exercisable at $2.00 per share and expire on May 29, 1997.

     1995 Stock Incentive Plan Approved
     ----------------------------------

     On September 22, 1995, the shareholders approved the 1995 Stock Incentive Plan which enables the Company to issue 375,000 options to purchase common stock of the Company at the fair market value on the date the options are issued. The purpose of the Plan is to attract and retain quality employees. On December 27, 1995 108,450 options were issued to employees at the fair market value on the date of issuance. These options vest over three years.

     1988 Stock Option and Stock Grant Plan:
     --------------------------------------

     During 1988, the Company established the 1988 stock option and stock grant plan. This plan reserves up to an aggregate of 125,000 shares of common stock of the Company for issuance in connection with stock grants, incentive stock options and non-qualified stock options.

     1986 Stock Option and Stock Grant Plan:
     --------------------------------------

     During 1986, the Company established a stock option and stock grant plan, which was amended in 1987. The 1986 Plan, as amended, reserves up to an aggregate of 216,750 shares of common stock of the Company for issuance in connection with stock grants and upon the exercise of incentive stock options and non-qualified stock options. Of these 216,750 shares, not more than 7,500 shares can be awarded as stock grants.

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

     Option activity (adjusted for the 4:1 reverse split) with respect to the 1995, 1988 and 1986 plans was as follows:

                                           Outstanding Options
                                       ----------------------------
                                       Number                 Range
                                       ------                 -----

     Balance, January 1, 1993          71,950      $3.75        to  $13.00
     Granted                           51,250      $3.04        to   $3.75
     Canceled                         (36,400)     $4.00        to  $11.00
     Exercised                           -           -                  -
                                     --------      -----------------------
     Balance, December 31, 1993        86,800      $3.00        to  $13.00
                                     --------      -----------------------

     Granted                             -            -          -
     Canceled                            (275)     $3.00        to   $4.00
     Exercised                         (6,750)     $3.75
                                     --------      -----------------------
     Balance, December 31, 1994        79,775      $3.00        to  $13.00
                                     --------      -----------------------

     Granted                          108,450      $11.625
     Canceled
     Exercised                        (37,500)     $3.00        to   $4.00
                                     --------      -----------------------
     Balance, December 31, 1995       150,725      $3.00        to  $13.00
                                     --------      -----------------------

     At December 31, 1995, 285,000 shares remain available for options or stock grants and 42,275 options were exercisable.

     In 1991 the Board of Directors granted 50,000 stock options outside the above plans in connection with a consulting agreement with the Company's former President. In 1986 the Board of Directors granted 18,125 options outside the above plans to a former officer of the Company. At December 31, 1995, 1994 and 1993, 65,250 of such options remained outstanding, respectively.

     Activity (adjusted for the 4:1 reverse split) with respect to warrants outstanding at December 31, 1995 is as follows:

                                             Number             Range
                                             ------             -----
  Balance, January 1, 1993                   335,000     $2.00        to  $12.00
   Granted                                       -
   Canceled                                  (30,000)    $9.00        to  $12.00
   Exercised                                     -         -                  -
                                            --------     -----------------------
   Balance, December 31, 1993                305,000     $2.00
                                            --------     -----------------------
   Granted                                   125,000     $4.00
   Canceled                                      -
   Exercised                                     -
                                            --------
   Balance, December 31, 1994                430,000     $2.00        to  $4.00
                                            --------     ----------------------
   Granted                                   309,042     $7.52
   Canceled                                      -
   Exercised                                 (25,000)    $2.00
                                            --------     ----------------------
   Balance, December 31, 1995                714,042     $2.00        to  $7.52
                                            --------     ----------------------

(11) OTHER (INCOME) EXPENSE:
     ----------------------

     Other (income) expense consists of the following:
                                                      Year Ended December 31,
                                              -------------------------------------
                                              1995            1994             1993
                                              ----            ----             ----

        Interest income                    $(141,637)     $ (76,721)        $ (34,664)
        Rental income                       (194,312)       (70,288)         (116,823)
        Depreciation related to
          to rental properties                82,007         93,815           102,649
        Other projects                        29,574         15,584             9,591
        Costs related to centers
         held for sale                        98,644        144,569              -
                                           ---------      ---------         ---------
                                           $(125,724)     $ 106,960         $ (39,247)
                                           =========      =========         =========

(12) RELATED-PARTY TRANSACTIONS:
     --------------------------

     Legal services were rendered to the Company by Drinker Biddle & Reath, of which a director of the Company, is a partner. The Company expects this firm to continue to provide such services during 1996. Fees paid to the firm in 1995, 1994 and 1993 totaled $703,622, $129,367 and $52,809 respectively.

     Mr. A.J. Clegg the Chairman and Chief Executive Officer was also the Chairman and Chief Executive Officer of JBS Investment Banking, Ltd. ("JBS"). In August 1994, Mr. Clegg relinquished his duties at JBS and joined the Company as Chairman and Chief Executive Officer. As of December 31, 1995 and 1994 the Company paid to JBS fees totaling $11,554, and $400,000, respectively.

(13) INCOME TAXES:
     ------------

            Current tax provision:

                                         1995        1994       1993
                                         ----        ----       ----
               Federal                 $ 33,755    $47,000    $   200

               States                    91,327     25,000     20,800
                                       --------    -------    -------

                                       $125,082    $72,000    $21,000
                                       ========    =======    =======

          Deferred tax provision:

             Federal                 (1,477,672)   (510,300)   $     -

             States                      (3,000)      -              -
                                     -----------   --------    --------
                                      (1,480,672   (510,300)         -
                                     -----------  ---------    --------

                                     $(1,355,590) $(438,300)   $21,000
                                     ============ =========    ========


     The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following:

                                               1995    1994    1993
                                               ----    ----    ----
          U.S. federal statutory rate          34%     34%     34%

          State taxes, net of federal
           tax benefit                          5%      1%      1%

          Benefit from realization of
           net operating losses               (39%)   (38%)   (39%)

          Reduction in valuation allowance    (58%)   (27%)     -

          Goodwill and other                    5%      7%      5%
                                              ----    ----    ----

                                              (53%)   (23%)     1%
                                              ====    ====    ====

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                     Year Ended December 31,
                                                -----------------------------------
                                                      1995                1994
                                                    Deferred            Deferred
                                                      Tax                  Tax
                                                     Assets              Assets
                                                 (Liabilities)        (Liabilities)
                                                --------------        -------------

       Depreciation                                $ (240,639)         $  (371,787)

       Provision for center closings and
        other restructurings                        1,269,913            1,712,547
       Net operating losses                           720,496            1,716,213
       General business credits                        27,650               27,650
       AMT credit carryforward                        125,816                8,400
       Other                                           87,726               46,256
                                                   ----------          -----------

       Net deferred tax asset                       1,990,962            3,139,279
       Valuation allowance                              -               (2,628,979)
                                                   ----------          -----------

       Total deferred taxes                        $1,990,962          $   510,300
                                                   ==========          ===========

     In 1994, based on the Company's analysis of the last two years of significant positive operating performance and expected future taxable income, the Company reduced the valuation allowance by $510,300. In 1995, based on three years of positive net income and the analysis of projections for the years 1996 through 1999, the company removed the remaining valuation allowance. Accordingly, such amounts were recorded as a credit to income tax expense in the respective period.

     The general business credit will expire in 1997 and the net operating loss totaling $2,109,106 begins to expire in the year 2000.



(14) EMPLOYEE BENEFIT PLANS:
     ----------------------

     Effective January 1, 1994, the Company adopted a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company will match 25% of the employees contribution to the Plan of up to 6% of the employees salary. This Plan also replaced the existing similar 401(k) Plan at Merryhill as of January 31, 1994. Nobel's matching contributions under the Plan and prior Merryhill Plan were $60,904, $60,617 and $19,791 for the years ended December 31, 1995, 1994 and 1993 respectively.

(15) COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     In February 1993, Douglas E. Carneal, former Chief Operating Officer of the Company, filed suit in the Court of Common Pleas for Chester County, Pennsylvania against the Company, certain officers and directors, and other persons arising out of a dispute over the amounts which were paid to Mr. Carneal following his termination from the Company in 1993. The lawsuit was settled on March 14, 1996 in the amount of $170,000. This amount had previously been accrued on the Company's books.

     In May 1993, Julie Sell and Michael Bright, former executives of the Company, commenced a suit in the United States District Court for the Eastern District of Pennsylvania. On September 15, 1994, the United States District Court for the Eastern District of Pennsylvania entered a judgment against the Company and in favor of Julie Sell and Michael Bright. In September 1995, the Company satisfied the court ruling and paid $406,000 in the aggregate to Ms. Sell and Mr. Bright plus attorney fees and interest for a total of $580,000

     The Company is currently in dispute with a landlord over the payment of certain taxes related to Leases of centers estimated to be approximately $70,000. At this time, the Company feels that no taxes are due. However, there are no certainties regarding the outcome of the dispute.

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

     The Company carries fire and other casualty insurance on its centers and liability insurance in amounts which management believes is adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have sublimits per claim in the general liability coverage.



(16) SUBSEQUENT EVENTS
     -----------------

     ACQUISITION OF VIRGINIA SCHOOLS:
     -------------------------------

     On February 2, 1996, the Company acquired the assets of four Virginia corporations, each of which operates a learning center in northern or central Virginia. The purchase price consisted of (i) $3,200,000 in cash, and (ii) a note in the principal amount of $336,680 and bearing interest at the rate of 7% per annum. The note is payable in sixty equal monthly installments of principal and interest. The Company will also be required to pay an earn-out based on the results of operations of the fours centers for the twelve month period following the closing date. The Company also agreed to pay a non-compete fee of $1,667 per month for sixty months.

     Also on February 2, 1996, the Company acquired the stock of a fifth Virginia learning center for 96,192 shares of the Company's common stock. The Company will also be required to pay an earn-out of 2.2 times the amount, if any, by which adjusted EBITDA for the center exceeds $272,075 for the twelve month period following the closing date. The Company will satisfy any portion of the earn-out obligation in excess of $100,000 in shares of its Common Stock at fair market value on the date of issuance. The Company has also retained an officer and shareholder of the five acquired centers under an employment agreement and agreed to grant her options on 10,000 shares of the Company's Common Stock at fair market value on the grant date if certain results of operations are achieved. The five learning centers have an aggregate licensed capacity of 821 pupils and had revenue in the twelve months ended December 31, 1995 of approximately $2,900,000.

     PRIVATE PLACEMENT OF COMMON STOCK:
     ----------------------------------

     On March 5, 1996, the Company raised $11.7 million through the issuance of 1 million shares of common stock at $12 per share. The Company plans to use the funds to pay debt, acquire schools or for general corporate purposes.

                                 EXHIBIT INDEX

Exhibit
Number   Description of Exhibit

2.1 Asset Purchase Agreement dated as of March 10, 1995 among the Registrant, Carefree Learning Centers, Inc., Keystone Ventures, Inc. and Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

2.2 Agreement of Sale dated as of March 10, 1995 among the Registrant, Bluegrass Real Estate Company, Inc. and Keystone Real Estate Development Company, Inc. (Filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

2.3 Asset Purchase Agreement dated August 25, 1995 by and among Corydon Day Care Center, Inc., d/b/a Children Today, Donald Mitchell, Jeffrey Owen and the Registrant. (Filed as Exhibit 2A to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

2.4 Stock Purchase Agreement dated May 23, 1995, by and among Educo, Inc., the stockholders of Educo, Inc. and the Registrant, as amended by First Amendment to Stock Purchase Agreement dated August 31, 1995 and Second Amendment to Stock Purchase Agreement dated August 31, 1995. (Filed as
         Exhibit 2B to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

2.5 Asset Purchase Agreement dated as of February 2, 1996 by and among Stony Point Learning Center, Inc., School's Out, Inc., Cascades Childcare, Inc. and Pump Road Child Care, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

2.6 Asset Purchase Agreement dated as of February 2, 1996 by and among Loudoun Children's Center, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

3.1 Registrant's Certificate of Incorporation, as amended and restated (including the Certificate of Amendment of Certificate of Incorporation of Registrant filed September 28, 1995 effecting a one-for-four reverse stock split). (Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-64701) filed on December 1, 1995 (the "Form S-8") and incorporated herein by reference.)

3.2 Registrant's Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 7(c) to the Registrant's Current Report on Form 8-K filed on June 14, 1993 and incorporated herein by reference.)

3.3 Registrant's Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Filed as Exhibit 4(ae) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

3.4 Registrant's Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 4E to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

3.5      Registrant's Amended and Restated By-laws, as amended. (Filed as
         Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.)

4.1 Loan and Security Agreement dated August 30, 1995 among the Registrant, certain subsidiaries of the Registrant and First Valley Bank. (Filed as Exhibit 4F to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.2 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.3 Senior Subordinated Debenture dated as of August 30, 1995 in the principal amount of $450,000 payable to the order of Allied Capital Corporation. (Filed as Exhibit 4B to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.4 Term Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of First Valley Bank. (Filed as Exhibit 4G to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.5 Line Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of First Valley Bank. (Filed as Exhibit 4H to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.6 Subordinated Promissory Note of the Registrant dated March 10, 1995, to Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield, in the principal amount of $1,584,962.45. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

4.7 Form of Subordinated Promissory Note of the Registrant to Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield. (Filed as Exhibit 4(b) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

4.8 Form of Subordinated Promissory Note of the Registrant to Medical Service Association of Pennsylvania, Doing Business as Pennsylvania Blue Shield. (Filed as Exhibit 4(c) to the Registrant's Current Report on Form 8-K filed on March 27, 1995, date of earliest event reported March 10, 1995, and incorporated herein by reference.)

4.9 Subordinated Note dated as of February 2, 1996 in the principal amount of $336,680 payable to the order of Cascades Childcare, Inc. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

10.1 1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987 (the "Form S-1") and incorporated herein by reference.)

10.2     1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as
         Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1988 and incorporated herein by reference.)

10.3 1995 Stock Incentive Plan of the Registrant. (Filed as Exhibit 4.6 to the Form S-8 and incorporated herein by reference.)

10.4 Stock Purchase Agreement between the Registrant and various investors dated April 2, 1990. (Filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.5 Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 13, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.6 Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.7 Saltzman Partners' Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Saltzman Partners. (Filed as Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.8 Warrant Subscription Agreement dated May 28, 1992 between Registrant and Pennsylvania Merchant Group Ltd. (Filed as Exhibit 4(c) to the Registrant's Current

         Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.9 Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.10 Shareholder's Agreement dated May 28, 1992 between Registrant and JBS Investment Banking, Ltd. (Filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.11 Amendment No. 1 to Shareholders' Agreement dated May 28, 1992 by and among JBS Investment Banking, Ltd., Nobel and Saltzman Partners. (Filed as Exhibit 4(ag) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.12 Series 1 Warrants for shares of Common Stock issued to Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(ad) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.13 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.14 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P.

10.15 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,173 shares (pre-reverse stock split) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.16 Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds, and amendment thereto dated February 23, 1996. (Filed as Exhibit 4D to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.17 Amendment dated February 23, 1996 to Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds.

10.18 Form of subscription agreement entered into between Registrant and certain customers of Gilder, Gagnon, Howe & Co. relating to the offer and sale by the Company of 1,000,000 shares of its common stock.

11 Statement re-computation of per share earnings dated year ended December 31, 1995, and made a part hereof.

21       List of subsidiaries of the Registrant.

23       Consent of Coopers & Lybrand, L.L.P.