Form 10-K/A
period 1995-12-31
NOBEL EDUCATION DYNAMICS INC
filed 1996-04-29
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

             [x] Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934  [Fee Required]

                  For the fiscal year ended December 31, 1995

                                      or

           [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [No Fee Required]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   x        No______
                                           -------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company are as follows:

      Name                 Age  Position
- ---------------------------------------------------------------------------------
      A. J. Clegg          56   Chairman of the Board of Directors, President and
                                Chief Executive Officer; Director (since 1992)

      John R. Frock        52   Executive Vice President; Assistant Secretary;
                                Director (since 1992)

      Richard Altus        38   Executive Vice President and Chief Financial
                                Officer

      D. Scott Clegg       33   Vice President -- Operations

      Yvonne DeAngelo      38   Vice President -- Administration and Finance;
                                Secretary

      B. Robin Eglin       39   Vice President -- Corporate Development

      Edward Chambers      59   Director (since 1988)

      Peter H. Havens      41   Director (since 1991)

      Janet L. Katz        49   Director (since 1994)

      Morgan R. Jones      56   Director (since 1991)

      John H. Martinson    46   Director (since 1994)

      Eugene E. Monaco     68   Director (since 1995)

     The following description contains certain information concerning the foregoing persons:

Richard C. Altus. Mr. also joined the Company as Executive Vice President and Chief Financial Officer in April 1996. Prior to joining the Company, Mr. Altus was the Chief Financial Officer of GBC Technologies, Inc., a publicly held company specializing in the wholesale distributor of networking and data communications products. Prior to joining GBC, Mr. Altus spent seven years in the public accounting firm of KPMG Peat Marwich. Mr. Altus is a CPA.

Edward H. Chambers. Mr. Chambers has served as Executive Vice President-Finance and Administration of Wawa, Inc. since March 1988. During the period April 1984 through March 1988, he served as President and Chief Executive Officer, and as a director, of Northern Lites, Ltd., an owner and operator of quick-service restaurants operating pursuant to a franchise from D'Lites of America, Inc.
From 1982 to July 1984, Mr. Chambers was President-Retail Operations of Kentucky

Fried Chicken Corp., a franchiser of quick-service restaurants. He is a director of Davco Restaurants, a franchisee of Wendy's International, Inc. and a director of Riddle Memorial Hospital.

A.J. Clegg. Mr. Clegg was named Chairman of the Board and Chief Executive Officer of the Company on May 29, 1992. Since 1989, Mr. Clegg has also served on the Advisory Board of Drexel University. Since June 1990, Mr. Clegg has also served as the Chairman and CEO of JBS Investment Banking, Ltd., which provides investment management and consulting services to businesses and formerly provided services to the Company through an Administrative Services Agreement. Mr. Clegg's responsibilities for JBS Investment Banking, Ltd. do not require material amounts of his time. In 1979, he formed Empery Corporation, an operator of businesses in the cable and printing industries, and held the offices of Chairman, President and CEO during his tenure (1979-1993). In addition, Mr. Clegg served as Chairman and CEO of TVC, Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-
1993), a manufacturer of electronic senswitches. Mr. Clegg has also served on the board of directors of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991.

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

John R. Frock. Mr. Frock was named Executive Vice President on August 1, 1994. Mr. Frock was elected to the Board of Directors of the Company on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., which provides investment management and consulting services to businesses and formerly provided services to the Company through an Administrative Services Agreement. He is currently the Chairman and CEO of Avant Garde Enterprises Ltd. Mr. Frock's responsibilities for companies other than the Company do not require material amounts of his time. During the past five years, Mr. Frock has also served as the President and COO of SBF Communications Graphics, a business forms printer located in Philadelphia, PA; President of Globe Ticket and Label Company, and President of the Graphics Group of Empery Corporation.

Peter H. Havens. Mr. Havens has been Executive Vice President of Bryn Mawr Bank Corporation since May 1995 overseeing the Trust Division. From 1982 through May 1995, Mr. Havens served as manager of Kewanee Enterprises, a private investment firm located in Bryn Mawr, Pennsylvania. He is also a director of the Presidio Oil Company, Bryn Mawr Bank Corporation, Petroferm, Inc., Ursinus College and Independence Seaport Museum.

Morgan R. Jones. Mr. Jones has been a partner in the law firm Drinker Biddle & Reath, Philadelphia, Pennsylvania since 1970, and is presently Chairman of the firm. Mr. Jones also serves on the Board of Directors of Mack Printing Companies, Inc.

Janet Lea Katz. Ms. Katz has both a Masters and a Doctorate in Education from Columbia University and is currently serving as the building administrator at Bogart School in Upper Saddle River, New Jersey. Ms. Katz has held various positions throughout her career in education, including speech arts teacher, coordinator and therapist for speech and language programs for elementary school and research assistant for the study of learning disabilities at Columbia University, and is presently the curriculum coordinator for Upper Saddle River Schools, Upper Saddle River, New Jersey.

John Martinson. Mr. Martinson is Managing Partner of Edison Venture Fund which he founded in 1986. He serves on the Board of Directors of the National Venture Capital Association, Dendrite International, Inc., SubMicron Systems, Inc. and eleven private companies.

Eugene E. Monaco. Mr. Monaco has both a J.D. from Temple Law School and M.S. in Mechanical Engineering from the University of Delaware and, from January 1, 1990 until his retirement in late 1995, served as a Judge for the Delaware County District Court. He also served as an Instructor in Kinematics and Dynamics at Drexel University, a Lecturer in child abuse at Penn State University, and was the Chief Negotiator for the Rose Tree Media School Board. He also served as Assistant District Attorney in Media, Pennsylvania and Engineering Negotiator for Westinghouse Electric for 32 years.

   Mr. John Martinson serves on the Board as the designee of Edison Venture Fund II, L.P., the majority holder of the Series C Convertible Preferred Stock, which was issued in August 1994.

   Mr. A. J. Clegg's son, D. Scott Clegg, is the Vice President - Operations of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION TABLES

     The following tables contain compensation data for the Chief Executive Officer, the two other executive officers of the Company whose salary and bonus in 1995 aggregate to at least $100,000, and two former executive officers.

SUMMARY COMPENSATION TABLE

                                         -----------------------------------------------------------------------------
                                                                                    LONG TERM
                                                ANNUAL COMPENSATION            COMPENSATION AWARDS
                                         -----------------------------------------------------------
                                                                   OTHER                  SECURITIES     ALL OTHER
                                                                   ANNUAL     RESTRICTED  UNDERLYING     COMPENS-
NAME AND                                                           COMPENS-   STOCK       OPTIONS/       ATION/4/
PRINCIPAL POSITION               YEAR    SALARY      BONUS/1/      ATION/2/   AWARDS      SARS/3/
- ---------------------------------------------------------------------------------------------------------------------
A.J. CLEGG                       1995       $160,014     $96,000                                 45,000        $2,052
Chairman, President and          1994         57,851      39,978
Chief Executive Officer/5, 6/    1993    [see fn. 5]

JOHN FROCK                       1995        $98,082     $33,750       $13,549                   25,000          $746
Executive Vice President/7/      1994         32,539      14,055        14,950
                                 1993

D. SCOTT CLEGG                   1995        $82,087     $29,400                                  5,000          $127
Vice President -                 1994         73,238      13,320                                                  127
 Operations/8/                   1993         38,795      14,391                                  6,250

Former Executive Officers
- ---------------------------------------
F. E. MONTGOMERY                 1995       $149,842                                              5,000          $395
Former President and             1994        158,357     $55,650                                                  395
Chief Operating Officer/9/       1993        147,124      52,500                                                  300

WALLY T. ORREL                   1995       $103,403     $21,000       $13,450                   31,250        $1,025
Former Executive Vice            1994         83,551      31,040        27,870
President - Operations/10/       1993         16,562      10,335        22,942                    7,500

(1) Bonuses are reported with respect to the fiscal year earned, although paid in the following year.

(2) The amounts reported for John Frock consisted of (i) $7,800 and $3,082 for automobile expenses in 1995 and 1994, respectively, and (ii) $5,511 and $895 for health insurance in 1995 and 1994, respectively. The amounts reported for Wally T. Orrel consisted of (i) $7,800, $7,800 and $4,550 for automobile expenses in 1995, 1994 and 1993, respectively, and (ii) $5,831, $9,790 and $5,854 for health insurance in 1995, 1994 and 1993, respectively. While other named executives enjoy certain similar perquisites, for fiscal year 1995, perquisites and other personal benefits for such executive officers did not exceed the lesser of $50,000 or 10% of any such executive officer's salary and bonus and accordingly have been omitted from the table as permitted by the rules of the Securities and Exchange Commission.

(3) Options granted in 1993 to Wally T. Orrel and Scott Clegg were granted at the commencement of their respective employment. A portion of such options vested at the end of each of 1993, 1994 and 1995 for achieving the business plans for such year. For information regarding options granted in 1995 to A.J. Clegg, John Frock, D. Scott Clegg and Wally T. Orrel, see "Options/Stock Appreciation Rights Grants in 1995."

(4) Other compensation in 1995: for A.J. Clegg consisted of $2,052 for life insurance; for John Frock consisted of $742 for life insurance in 1995; for
     D. Scott Clegg consisted of $127 for life insurance and for Wally T. Orrel consisted of $1,025 for life insurance in 1995 and $776 for employer matching 401(k) plan contributions.

(5) In August 1994, A.J. Clegg was hired as an employee of the Company in the position of Chairman and Chief Executive Officer. Prior to this time, Mr. Clegg was the Chairman and Chief Executive Officer of JBS Investment Banking, Ltd. ("JBS"). On May 29, 1992, pursuant to a private placement offering, the Company entered into a three year Administrative Services Agreement with JBS, pursuant to which JBS provided management and advisory services to the Company and received certain management fees. The fixed fee portion of this agreement was terminated in August 1994 when Mr. Clegg joined the Company as a full time employee. During 1995, 1994 and 1993, respectively, the Company paid fees to JBS approved by the Board totaling $8,289, $200,374 and $400,000 for the services of JBS personnel, which included A.J. Clegg, John Frock and four other persons. Mr. Clegg joined the Company as a full time employee on August 1, 1994.

(6) On March 1, 1995, the Board of Directors approved an increase in Mr. Clegg's base salary of $20,000, from $160,014 to $180,014. Mr. Clegg voluntarily declined taking such increase in 1995.

(7)  John Frock joined the Company as a full time employee on August 1, 1994.

(8)  D. Scott Clegg joined the Company in June 1993.

(9) F. E. Montgomery joined the Company in January 1993. His employment with the Company terminated in February 1995.

(10) Wally T. Orrel joined the Company in April 1993. His employment with the Company terminated in December 1995.

OPTIONS/STOCK APPRECIATION RIGHTS GRANTED IN 1995



                                             INDIVIDUAL GRANTS                   POTENTIAL REALIZED VALUE AT
                                                                                   ASSUMED ANNUAL RATES OF
                                                                                 STOCK PRICE APPRECIATION FOR
                                                                                   OPTION TERM (10 YRS.)/1/
                          ------------------------------------------------------------------------------------
                          NUMBER OF    % OF TOTAL   EXERCISE    EXPIRATION   AT 0%      AT 5%        AT 10%
                          SECURITIES   OPTIONS/     OR BASE     DATE/2/      ANNUAL     ANNUAL       ANNUAL
                          UNDERLYING   SARS         PRICE PER                GROWTH     GROWTH       GROWTH
                          OPTION/      GRANTED TO   SHARE                    RATE       RATE         RATE
                          SARS         ALL
NAME OF EXECUTIVE         GRANTED/2/   EMPLOYEES
- --------------------------------------------------------------------------------------------------------------
A. J. Clegg                    45,000       33.73%     $11.625     12/18/05       $0     $328,991     $833,727

John R. Frock/3/               25,000       18.74%     $11.625     12/18/05       $0     $182,773     $463,181

D. Scott Clegg                  5,000        3.75%     $11.625     12/18/05       $0      $36,555      $92,636

Wally T. Orrel                 31,250       23.43%       $4.00      1/16/05       $0      $78,612     $199,218
- --------------------
All Share Owners/4/           N/A          N/A         N/A          N/A           $0  $29,938,768  $75,870,857
- --------------------------------------------------------------------------------------------------------------

(1) The potential realizable values are based on an assumption that the stock price of the shares of Common Stock of the Company appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code of 1986, as amended, and any applicable state laws, or option provisions providing for termination of an option following termination of employment, nontransferability, or vesting over periods of up to three years. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth of the shares of Common Stock of the Company.

(2) Options granted to A.J. Clegg, John Frock and Yvonne DeAngelo were granted on December 18, 1995; options granted to D. Scott Clegg were granted on November 18, 1995. All such options vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant. Options granted in 1995 to Wally T. Orrel were granted in connection with his execution of an employment agreement dated January 16, 1995. Such agreement provided that the options had an exercise price of $4.00 per share and were subject to a vesting schedule. In connection with the termination of Mr. Orrel's employment, the Company agreed that 12,500 of such options will remain exercisable through September 30, 1996 and that the remaining options terminated.

(3) On March 19, 1996, the Company made a Restricted Stock Award to Mr. Frock under the 1995 Stock Incentive Plan of 25,000 shares of Common Stock. In connection with such award, Mr. Frock agreed to the cancellation of the options to purchase 25,000 shares of Common Stock of the Company referenced in this table. Such Restricted Stock Award is subject to vesting over a period of three years, with one-third of the shares subject to the award vesting on each of December 18, 1996, December 18, 1997 and December 18, 1998.

(4) Based on the number of shares outstanding at December 31, 1995 and an assumed price of the Common Stock equal to the exercise price on the grant date ($11.625 per share in the case of options granted to Messrs. Clegg, Frock and Clegg and $4.00 per share in the case of options granted to Mr. Orrel). The closing price of the Company's Common Stock on the NASDAQ Small Cap Market System on December 31, 1995 was $17.00.

AGGREGATED OPTION/STOCK APPRECIATION RIGHTS EXERCISES IN 1995
AND VALUE OF OPTIONS AT DECEMBER 31, 1995

                                                                                          VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS AT
                                  EXERCISED IN 1995    OPTIONS AT DECEMBER 31, 1995        DECEMBER 31, 1995
                            --------------------------------------------------------------------------------------
                               SHARES
     NAME OF                 ACQUIRED ON    VALUE
    EXECUTIVE                  EXERCISE    REALIZED    EXERCISABLE    UNEXERCISEABLE   EXERCISABLE  UNEXERCISEABLE
- ------------------------------------------------------------------------------------------------------------------
A. J. Clegg                         0           0              0             45,000           0        $241,875

John R. Frock (1)                   0           0              0             25,000           0        $134,375

D. Scott Clegg                      0           0          6,250              5,000     $85,000         $26,875

F. E. Montgomery               37,500     $70,313              0                  0           0               0

Wally T. Orrel                      0           0         20,000                  0    $264,500               0
- ------------------------------------------------------------------------------------------------------------------

(1)  See footnote (2) to previous table.

None of the above named executive officers held any stock appreciation rights at December 31, 1995

EMPLOYMENT AGREEMENTS AND SEVERANCE AGREEMENTS

     On January 16, 1994, the Company entered into an employment agreement with Wally Orrel employing him as Executive Vice President. The employment agreement provides for Mr. Orrel's employment for a period commencing on January 16, 1994 and ending January 15, 2000. Under the employment agreement, Mr. Orrel received a base salary at an annual rate of $105,000 during the period January 16, 1994 through March 1, 1996. On March 1, 1996, his gross salary would have been increased to $125,000 if he were promoted at that time to President and Chief Operating Officer. Upon failure to be promoted to the position of President and COO by such date, Mr. Orrel would have had the right to resign and receive a termination payment of six times his base monthly salary, plus one month's salary for each full year of employment. In addition, the employment agreement provided for cash bonuses under a bonus plan approved by the Board of Directors; options to purchase 31,250 shares of Common Stock at an exercise price of $4.00 per share, subject to vesting requirements; and other benefits in accordance to the Company's policy (paid annual vacation, use of an automobile, and health insurance). Mr. Orrel's employment with the Company terminated in December 1995. In connection with Mr. Orrel's departure from the Company, the Company entered into a termination agreement with Mr. Orrel pursuant to which the Company agreed to continue his base salary and medical insurance for a period of nine months following his termination date, pay Mr. Orrel five days' unused vacation pay, and pay him the performance bonus which he would have been entitled to as an employee with respect to 1995 results of operations.

     F. E. Montgomery, the Company's former President, separated from the Company on February 24, 1995. In connection with his departure from the Company, the Company entered into a severance agreement with F. E. Montgomery pursuant to which the Company agreed to continue his base salary for a period of eight months following his separation plus three weeks' unused vacation pay, provide him with the use of a Company vehicle and medical insurance for 90 days following separation, and pay him a performance bonus for 1994 in the amount of $55,650.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table shows information concerning the beneficial ownership of the Company's Common Stock as of March 31, 1996 by each director and nominee, by each executive officer named in the Summary Compensation Table appearing elsewhere in this Proxy Statement and employed by the Company as of March 31, 1996, by all directors, nominees and executive officers as a group, and by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days of March 31, 1996 through the exercise of any stock option or right or conversion of any convertible security or otherwise. As of March 31, 1996, the Edison Venture Fund II, L.P., Allied Capital Corporation and affiliated funds, and A. J. Clegg were the only persons or group of persons known to the Company as beneficially owning more than 5% of the outstanding Common Stock of the Company. The Edison Venture Fund II, L.P. has its principal executive office at 997 Lenox Drive #3, Lawrenceville, New Jersey 08648. Allied Capital Corporation and affiliated funds has their principal executive offices at 1666 K St., N.W., Suite 901, Washington, DC 20006. A. J. Clegg's address is c/o Nobel Education Dynamics, Inc., Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, Pennsylvania 19063.

                                           Number of Shares of
                                           Common Stock          Percent of
          Name of Beneficial Owner         Beneficially Owned    Class (1)
          ------------------------         ------------------    ---------
          A. J. Clegg                          554,352 (2)            9.02%
          Edward H. Chambers                    22,730 (3)            *
          John Frock                            52,200 (4)            *
          Peter H. Havens                       12,609 (5)            *
          Morgan R. Jones                        8,100 (6)            *
          Janet Katz                            29,900 (7)            *
          John Martinson                       629,532 (8)            9.95%
          Eugene Monaco                          1,000                *
          D. Scott Clegg                         6,250 (9)            *
          Edison Venture Fund II, L.P.         629,032 (10)           9.94%
          Allied Capital Corporation           575,000 (11)           9.17%
          All directors and executive        1,318,048 (12)          19.10%
           officers as a group
           (11 persons)

          *  Less than 1%.                         [See notes on following page]

(1) The numbers set forth above reflect the percentage of outstanding Common Stock currently owned by each holder listed and the percentage of outstanding Common Stock which would be owned by each such holder giving effect to the conversion of all shares of Preferred Stock and exercise of all options held by such holder, but not to such conversion or exercise by any other person.

(2) Of these shares, 100,806 shares are issuable upon conversion of Series C Preferred Stock of the Company and 20,161 shares are issuable upon the exercise of warrants owned by Mr. Clegg. In addition, Mr. Clegg is also the beneficial owner of an additional 430,885 shares owned of record by, or issuable upon the exercise of securities of the Company owned of record by, JBS Investment Banking, Ltd., a privately held corporation of which Mr. Clegg is a director, officer and controlling stockholder, as follows:
     103,000 shares of Common Stock owned of record by JBS; 187,500 shares issuable upon the exercise of warrants held by JBS; and 140,385 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock owned of record by JBS. JBS may also be deemed to be the beneficial owner of these 430,885 shares. Mr. Clegg is also the beneficial owner of 2,500 shares of Common Stock owned by his spouse. This does not include shares beneficially owned by Mr. Clegg's adult children (including Scott Clegg, an officer of the Company), as to which he disclaims beneficial ownership.

(3) Consists of 19,750 shares of Common Stock which Mr. Chambers has the right to purchase upon the exercise of currently exercisable options, 1,470 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock, and 1,510 shares of Common Stock held by Mr. Chambers.

(4) Consists of 14,700 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock, 12,500 shares of Common Stock held by Mr. Frock and 25,000 shares of Common Stock to be issued to Mr. Frock pursuant to the terms of a restricted stock award under the 1995 Stock Incentive Plan (ownership of which is subject to a three-year vesting schedule).

(5) Consists of 7,250 shares of Common Stock which Mr. Havens has the right to purchase upon the exercise of currently exercisable options, 3,234 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock, and 2,125 shares of Common Stock held by Mr. Havens.

(6) Consists of 7,600 shares of Common Stock held by Mr. Jones and 500 shares of Common Stock which Mr. Jones has the right to purchase upon the exercise of currently exercisable options. Does not include 1,750 shares owned by Mr. Jones's spouse and 2,650 shares owned by Mr. Jones's adult children as to which he disclaims beneficial ownership.

(7) Consists of 29,400 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Ms. Katz and 500 shares of Common Stock which Ms. Katz has the right to purchase upon the exercise of currently exercisable options.

(8) Mr. Martinson is a managing partner of Edison Partners II, the general partner of Edison Venture Fund II, L.P.. By virtue of his position as managing partner, Mr. Martinson may under the SEC's rules also be deemed a beneficial owner of the shares owned by Edison Venture Fund II, L.P. (See footnote 10.) Mr. Martinson disclaims beneficial ownership of such shares. Mr. Martinson also holds currently exercisable options to purchase 500 shares of Common Stock.

(9) Consists of 6,250 shares of Common Stock which Mr. Clegg has the right to purchase upon the exercise of currently exercisable options.

(10) Consists of 524,193 shares of Common Stock issuable upon the conversion of the Company's Series C Preferred Stock held by the Edison Venture Fund II, L.P. and 104,839 shares issuable upon the exercise of warrants held by the Edison Venture Fund II, L.P. By virtue of his position as managing partner of Edison Venture Fund II, L.P., Mr. Martinson may under the SEC's rules also be deemed a beneficial owner of these shares.

(11) Consists of an aggregate of 265,958 shares of Common Stock upon the conversion of the Company's Series C Preferred Stock and 309,043 issuable upon the exercise of warrants held by Allied Capital Corporation, Allied Capital Corporation II, Allied Investment Corporation and Allied Investment Corporation II.

(12) Consists of shares beneficially held by all natural persons in this table, and an additional 1,125 shares of Common Stock which an executive officer not named in the table has the right to purchase upon the exercise of currently exercisable options and 250 shares owned by such executive officer.

Preferred Stock

     The following table shows information concerning the beneficial ownership of the Company's Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of March 31, 1996 by each director and nominee, by each executive officer named in the Summary Compensation Table appearing elsewhere in this Proxy Statement and employed by the Company as of March 31, 1996, and by all directors, nominees and executive officers as a group. Directors, nominees and executive officers omitted from a section of the following table do not beneficially own shares of the series of Preferred Stock to which such section relates.

                                                           Number of Shares of
          Name of                                          Common Stock             Percent of
          Security        Name of Beneficial Owner         Beneficially Owned       Class
         ---------------------------------------------------------------------------------------
          Series A        Edward H. Chambers                        5,000             0.35%
          Preferred       A. J. Clegg                             477,500 (1)        33.10%
          Stock           John Frock                               50,000             3.47%
                          Peter H. Havens                          11,000             0.76%
                          Janet Katz                              100,000             6.93%
                          All directors and executive             643,500            44.61%
                              officers as a group
                              (11 persons)
         ---------------------------------------------------------------------------------------
          Series C        A. J. Clegg                             403,226            16.13%
          Preferred       Edison Venture Fund II, L.P.          2,096,774            83.87%
          Stock           John Martinson                        2,096,774 (2)        83.87%
                          All directors and executive             403,226            16.13%
                              officers as a group
                              (11 persons)
         ---------------------------------------------------------------------------------------
          Series D        Allied Capital Corporation            1,063,830 (3)       100.00%
          Preferred
          Stock           All directors and executive                   0
                              officers as a group
                              (11 persons)
          ---------------------------------------------------------------------------------------

(1) Mr. Clegg is the beneficial owner of these 477,500 shares of Series A Preferred Stock owned of record by JBS Investment Banking, Ltd., as he is a director, officer and controlling stockholder of JBS Investment Banking, Ltd.

(2) John Martinson is a managing partner of Edison Partners II, the general partner of Edison Venture Fund II, L.P. By virtue of his position as managing partner, Mr. Martinson may also under the SEC's rules be deemed a beneficial owner of the 2,096,774 shares of Series C Preferred Stock owned by Edison Venture Fund II, L.P. Mr. Martinson disclaims beneficial ownership of such shares.

(3) Shares are owned by Allied Capital Corporation, Allied Capital Corporation II, Allied Investment Corporation and Allied Investment Corporation II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1995, legal services were rendered to the Company by Drinker Biddle & Reath, of which Morgan R. Jones, a director of the Company, is a partner and Chairman. The Company expects this firm to continue to provide such services during 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 29, 1996            NOBEL EDUCATION DYNAMICS, INC.


                                   By:  /s/ A.J. Clegg
                                      -----------------------------------
                                      A.J. Clegg
                                      Chairman of the Board, President
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Position                           Date
 /s/ A. J. Clegg                   Chairman of the Board,             April 29, 1996
- -----------------------------
A. J. Clegg                        President and Chief
                                   Executive Officer and Director


 /s/ Richard C. Altus              Executive Vice President           April 29, 1996
- -----------------------------
Richard C. Altus                   (Principal Financial Officer)


 /s/ Yvonne DeAngelo               Vice President - Finance           April 29, 1996
- -----------------------------
Yvonne DeAngelo                    and Administration
                                   (Principal Accounting Officer)

 /s/ Edward H. Chambers            Director                           April 29, 1996
- -----------------------------
Edward H. Chambers


 /s/ John R. Frock                 Executive Vice President           April 29, 1996
- -----------------------------
John R. Frock                      and Director


 /s/ Peter H. Havens               Director                           April 29, 1996
- -----------------------------
Peter H. Havens

 /s/ Morgan R. Jones               Director                           April 29, 1996
- -----------------------------
Morgan R. Jones


 /s/ Janet L. Katz                 Director                           April 29, 1996
- -----------------------------
Janet L. Katz


 /s/ John H. Martinson             Director                           April 29, 1996
- -----------------------------
John H. Martinson


 /s/ Eugene G. Monaco              Director                           April 29, 1996
- -----------------------------
Eugene G. Monaco