Form 10-Q
period 1996-03-31
NOBEL EDUCATION DYNAMICS INC
filed 1996-05-07
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                         March 31, 1996
                                                               --------------


Commission File Number:                                            1-1003
                                                                   ------


                        NOBEL EDUCATION DYNAMICS, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        22-2465204
- ------------------------------              ------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


          1400 N. Providence Road, Suite 3055, Media, PA       19063
          ----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


                                (610)-891-8200
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                             Yes    X          No
                                                ---------------  ---------------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,697,390 shares of Common Stock outstanding at April 29, 1996.

                              INDEX TO FORM 10-Q


                Nobel Education Dynamics, Inc. and Subsidiaries


                                                                Page
PART I.  FINANCIAL INFORMATION                                 Number
                                                               ------


Item 1.  Financial Statements


         Consolidated Balance Sheets,
         March 31, 1996 (unaudited) and
         December 31, 1995...................................   1


         Consolidated Statements of Income for the
         three months ended March 31, 1996 (unaudited)
         and 1995 (unaudited)................................   2


         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1996 (unaudited)
         and 1995 (unaudited)................................   3


         Notes to Consolidated Interim Financial Statements
         ....................................................   4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........   7



PART II. OTHER INFORMATION


         Not Applicable

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




ASSETS                                                                  March 31, 1996   December 31, 1995
- ------                                                                  ---------------  ------------------
Cash and cash equivalents                                                  $12,810,918         $ 3,714,560

Accounts receivable, less allowance for doubtful
 accounts of $103,009 in 1996 and 1995                                         814,491             727,097
Other accounts receivable                                                            -             573,237
Prepaid rent                                                                   643,663             609,401
Prepaid insurance and other                                                    684,145             613,784
Deferred taxes                                                                 873,962             873,962
                                                                           -----------         -----------
    Total Current Assets                                                    15,827,179           7,112,041
                                                                           -----------         -----------
Property and equipment, net                                                 16,342,122          15,864,305
Property and equipment held for sale (Southeast), net                        1,277,281           1,307,497
Goodwill, net                                                               22,107,996          17,273,626
Deposits and other assets                                                    2,698,287           2,262,871
Deferred taxes                                                                 947,570           1,117,000
                                                                           -----------         -----------

    Total Assets                                                           $59,200,435         $44,937,340
                                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------
Current portion of long-term debt                                          $ 1,495,035         $ 1,421,559

Accounts payable and other current liabilities                               5,180,855           6,521,524
                                                                           -----------         -----------

    Total Current Liabilities                                                6,675,890           7,943,083
                                                                           -----------         -----------

Long Term Debt                                                              13,267,042          11,715,789
Deferred gain on sale/leaseback                                                 53,314              55,312
Minority interest in consolidated subsidiary                                   247,746             223,881
Long-term subordinated debt                                                  8,850,480           8,878,605
                                                                           -----------         -----------
    Total Liabilities                                                       29,094,472          28,816,670
                                                                           -----------         -----------
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares
 authorized, issued and outstanding 4,845,150 in
 1996 and 5,505,150 in 1995                                                      4,845               5,505

Common stock, $.001 par value, 50,000,000 shares
 authorized, issued and outstanding 5,697,390
 shares in 1996 and 4,095,094 in 1995                                            5,697               4,095

Additional paid-in capital                                                  36,975,099          21,818,344
Common Stock issuable, 312,500 shares                                                -           2,000,000
Accumulated deficit                                                         (6,879,678)         (7,707,274)
                                                                           -----------         -----------
    Total Stockholders' Equity                                              30,105,963          16,120,670
                                                                           -----------         -----------
Total Liabilities and Shareholders' Equity                                 $59,200,435         $44,937,340
                                                                           ===========         ===========


The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report on form 10-K are an integral part of these financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
              AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
              for the three months ended March 31, 1996 and 1995
              --------------------------------------------------
                                  (unaudited)



                                                    1996          1995
                                                 -----------   ----------
Revenues                                         $14,568,269   $9,683,452

Operating Expenses                                11,589,831    7,577,535
                                                 -----------   ----------

    School operating profit                        2,978,438    2,105,917

General and administrative expenses                1,031,197      785,394
                                                 -----------   ----------

     Operating Profit                              1,947,241    1,320,523

Interest Expense                                     631,241      286,141

Other (Income) Expense                              (116,605)      10,323

Minority interest in earnings
 of consolidated subsidiary                           23,865       20,694
                                                 -----------   ----------

Income before income taxes                         1,408,740    1,003,365
                                                 -----------   ----------

Income tax expense                                   542,314      251,000

Net income                                       $   866,426   $  752,365
                                                 ===========   ==========

Preferred stock dividends                        $    38,826   $   49,686
                                                 -----------   ----------

Net income available to common shareholders      $   827,600   $  702,679
                                                 ===========   ==========

Primary earning per share                        $      0.13   $     0.18
                                                 ===========   ==========

Fully diluted earnings per share                 $      0.13   $     0.14
                                                 ===========   ==========

The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report on form 10-K are an integral part of these financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1996 and 1995
               --------------------------------------------------
                                  (unaudited)


                                                                       1996            1995
                                                                  --------------  --------------
Cash Flows from Operating Activities:
  Net Income                                                      $      866,426  $      752,365

Adjustment to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
  Depreciation and amortization                                          520,047         293,004
  Provision for losses on accounts receivable                              8,255          14,465
  Minority interest income                                                23,865          20,694
  Amortization of deferred gain                                           (1,998)         (1,998)
  Depreciation of closed centers                                          20,360          25,421
  Increase in deferred taxes                                            (169,430)              -


Changes in Assets and Liabilities Net of Acquisitions:
  Increase in accounts and other receivables                             (81,649)         (6,137)
  Increase in prepaid assets                                            (104,623)       (248,253)
  Increase in other assets                                              (337,898)       (182,268)
  Decrease in accounts payable and other current liabilities            (799,237)        (79,846)
  Decrease in reserve for restructuring                                        -           3,100
                                                                  --------------  --------------

Net Cash (Used In) Provided by Operating Activities                      (55,882)        590,547
                                                                  --------------  --------------
Cash Flows from Investing Activities:
  Capital expenditures                                                  (717,784)       (340,781)
  Payments for acquisitions                                           (3,252,636)       (568,250)
  Cash proceeds from notes receivable from acquisition                   373,237               -
                                                                  --------------  --------------
Net Cash (Used In) Investing Activities                               (3,597,183)       (909,031)


Cash Flows from Financial Activities:
  Repayment of long-term debt                                           (291,522)       (199,340)
  Repayment of capital lease obligations                                 (44,412)        (17,079)
  Payments of dividends on preferred stock                               (38,826)        (49,689)
  Proceeds from exercise of common stock options                               -         112,500
  Cash deposited in escrow                                                     -        (500,000)
  Net proceeds from issuance of common stock                          11,657,689       1,000,000
  Proceeds from construction loan                                        266,494               -
  Proceeds from borrowing on line of credit                            1,200,000               -
                                                                  --------------  --------------


Net Cash Used in Financing Activities                                 12,749,423         346,392

Net increase in cash and cash equivalents                              9,096,358          27,908
                                                                  --------------  --------------

Cash and cash equivalents at the beginning of year                     3,714,560         853,886

Cash and cash equivalents at end of the period                    $   12,810,918  $      881,794
                                                                  ==============  ==============

The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report form 10-K are an integral part of these consolidated financial statements.

                        NOBEL EDUCATION DYNAMICS, INC.
              Notes to Consolidated Interim Financial Statements for the three months ended March 31, 1996 and 1995
                                  (unaudited)


Note 1 - Basis of Presentation
- ------------------------------


The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.


Note 2 - Earnings Per Share
- ---------------------------


The earnings per share is based upon the weighted average number of common and common share equivalents outstanding as follows:


                          3 months ended    3 months ended
                          March 31, 1996    March 31, 1995
                          --------------    --------------

     Primary                6,513,681          3,937,322
     Fully Diluted          6,890,389          5,351,886


Note 3 - Business Acquisitions
- ------------------------------


Pursuant to an acquisition agreement dated February 2, 1996, the Company acquired all the assets of four Virginia corporations, each of which operates a learning center in Virginia. The purchase price consisted of (i) $3,200,000 in cash, and (ii) a five-year note in the principal amount of $336,680 bearing interest at the rate of 7% per annum. The agreement will also require the Company to pay an earn out, based on the results of the four centers for the twelve month period following the closing date. The Company also entered into a five year non-compete agreement that requires monthly payments of $1,667 through February 2001.

Also on February 2, 1996, the Company acquired the assets of a fifth Virginia learning center for 96,192 shares of the Company's common stock (valued at $1,500,000 for financial statement purposes). In addition, the Company will be required to pay a formula based earn out should profits exceed an agreed upon goal. As a result of the combined transactions, the Company recorded goodwill in the amount of approximately $4,935,000, which will be amortized over forty years.

UNAUDITED PROFORMA INFORMATION:
- -------------------------------

The operating results of the Virginia acquisition is included in the company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisition occurred at the beginning of each year. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1996, or of the results which may occur in the future.

                                     (Unaudited)
                           3 months ended   3 months ended
                           March 31, 1995   March 31, 1996
                           ---------------  --------------

     Revenues                 $14,779,687      $10,350,459
     Net Income                   941,079          918,740

     Earnings Per Share

     Primary                  $      0.14      $      0.21
     Fully Diluted            $      0.14      $      0.17

Note 4 - Long Term Debt
- -----------------------

On April 6, 1996, the Company amended its existing loan and security agreements with its principal lender. As a result of this new agreement, the Company entered into a second term loan in the principal amount of $6 million, and immediately used the proceeds to retire an existing $6 million subordinated debenture that bore interest at 14%. The second term loan bears interest at 8% and requires quarterly principal payments in the amount of $200,000 through September 1, 1996. Thereafter, quarterly payments of $280,000 are due through September 1, 1999, at which time the quarterly payments increase to $350,000 through June 1, 2000 with the remaining balance due on September 1, 2000.

Note 5 - Commitments and Contingencies
- --------------------------------------

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

Three months ended March 31, 1996 compared to 1995
- --------------------------------------------------

Revenues increased 50.4% for the three month period ended March 31, 1996 as compared to the comparable period in 1995. The increase was due primarily to several acquisitions which occurred subsequent to the first quarter of 1995, the opening of seven new schools and increases in both tuition and enrollment in schools open in corresponding time periods during both years.

School operating profit increased 41.4% to $2,978,438 for the three month period ended March 31, 1996 as compared to the same period ended March 31, 1995. This dollar increase was primarily attributable to the acquisitions completed subsequent to March 31, 1995 coupled with an increase in operating profits at the Company's existing schools. As a percentage of revenue, school operating profit margins decreased 1.31% to 20.44% for the three month period ended March 31, 1996 as compared to the comparable period in 1995. The margin decrease was due to lower margins in the newly acquired schools. The Company recognizes that a period of time is required to bring its newly acquired schools to the operating efficiencies of its existing centers.

General and administrative expenses increased by $245,803 to $1,031,197 for the three month period ended March 31, 1996 as compared to the same period ended March 31, 1995. However, as a percentage of revenues, general and administrative expenses decreased from 8.1% in 1995 to 7.1% in 1996. The dollar increase was primarily attributable to the necessary increases in the Company's infrastructure to support its revenue growth. However, the reduction of general and administrative expenses as a percentage of sales was due to the economies of scale as the Company continues to grow its revenue base.

The increase in interest expense of $345,100 during the quarter ended March 31, 1996, as compared to the comparable quarter in 1995, was primarily attributable to a $6 million subordinated debt instrument, bearing interest at 14%, which the Company entered into during August of 1995, and the mortgage interest expense incurred on certain properties acquired through an acquisition consummated during May of 1995. Other income increased by approximately $127,000 and is attributable to the interest income earned on the $11.7 million net proceeds generated from the private placement of one million shares of the Company's common stock and the recoveries of certain amounts due the Company previously written off.

Income before income taxes increased 40.4% to $1,408,740 for the three month period ended March 31, 1996 as compared to the same period ended March 31, 1995. The increase is primarily attributable to the additional profits generated by both the newly acquired schools and those internally developed, and also, to a lesser degree, the economies of scale the Company benefits from as it spreads its general and administrative expenses over a broader revenue base.

Income tax expense increased 116% to $542,314 for the three month period ended March 31, 1996 as compared to the same period ended March 31, 1995. The dollar increase is primarily attributable to the Company's increase in income before income taxes coupled with an increase in the Company's effective tax rate from 25% in 1995 to 38.5% in 1996. The effective tax rate increase is attributable to the reversal of the valuation allowance in 1995.

Net income increased 15.2% to $866,426 for the three month period ended March 31, 1996 as compared to the same period ended March 31, 1995. The net increase is attributable to the additional profits from new schools and, to a lesser degree, the economies of scale, which was then partially offset by a greater effective tax rate incurred during the first quarter of 1996.

Liquidity and Capital Resources
- -------------------------------


The Company has historically funded its growth and cash needs through its existing bank borrowings, cash flow from operations and periodically from the proceeds of various equity private placements. To further fund its growth strategy of both acquisitions and the development of new schools, the Company raised net proceeds of $11.7 million through the private placement of one million shares of the Company's common stock which was completed on March 5, 1996. In addition to utilizing these proceeds for acquisitions and new school development, the Company may also utilize some of these proceeds to pay down existing debt or for general working capital purposes.

The Company's existing loan and security agreements consist of a $7,500,000 term loan, of which $7,100,000 is presently outstanding, and a $7,500,000 line of credit. The term loan bears interest at 8-1/2% and principal payments are due quarterly, $200,000 each quarter from December 1, 1995 through September 1, 1996. Thereafter, quarterly payments of $250,000 are due each quarter from December 1, 1996 through September 1, 1999 and $300,000 each quarter from December 1, 1999 through June 1, 2000. The revolving line of credit bears interest at a LIBOR based performance rate and matures September 1, 1998. As of March 31, 1996, $6.3 million was available to the Company under this line of credit.

On April 6, 1996, the Company amended its existing loan and security agreements with its principal lender. As a result of this amendment, the Company entered into a second term loan in the principal amount of $6 million, and immediately used the proceeds to retire an existing $6 million subordinated debenture that bore interest at 14%. The second term loan bore interest at 8% and requires quarterly principal payments of $200,000 through September 1, 1996. Thereafter, quarterly payments of $280,000 are due through September 1, 1999, at which time the quarterly payments increase to $350,000 through June 1, 2000 with the remaining balance due on September 1, 2000.

The Company anticipates that the existing principal credit facilities, cash generated from operations and the proceeds from the $11.7 private placement will be sufficient to satisfy its working capital needs and to fund expansion for the foreseeable future.

Net cash used in operations was $55,882 during the first three months of 1996, compared to cash provided by operations of $590,547 during the same period in 1995. The net cash used in operations in the 1996 period reflected the Company's net income for the period reduced by the decrease in accounts payable and other current liabilities. At March 31, 1996, the Company had working capital of approximately $9,152,000 as compared to a deficit of $831,000 as of March 31, 1995. The change in working capital is primarily attributable to the stock private placement described above.

                                    Part II
                                    -------


                               Other Information



Not applicable.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NOBEL EDUCATION DYNAMICS, INC.



Dated:  May 3, 1996
                                    By: /s/ John Frock
                                       ----------------------------------------
                                            John Frock
                                            Executive Vice President



Dated:  May 3, 1996
                                    By: /s/ Yvonne DeAngelo
                                       ----------------------------------------

                                            Yvonne DeAngelo
                                            V.P. Finance and Administration