Form 10-Q
period 1996-06-30
NOBEL EDUCATION DYNAMICS INC
filed 1996-08-13
CIK 721237

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarter ended:                     JUNE 30, 1996

                      Commission File Number 1-1003

                      NOBEL EDUCATION DYNAMICS, INC.
          (Exact name of registrant as specified in its charter)

            DELAWARE                                   22-2465204
     (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                 Identification No.)

    1400 N. PROVIDENCE ROAD, SUITE 3055, MEDIA, PA          19063
        (Address of principal executive offices)            (Zip Code)

                                 (610)891-8200
          (Registrant's telephone number,including area code)


Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X         No_____
                                     -----


                         APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,732,815 shares of Common Stock outstanding at August 2, 1996

                              INDEX TO FORM 10-Q

Nobel Education Dynamics, Inc.

                                                                           Page
PART 1.   FINANCIAL INFORMATION                                           Number
                                                                          ------
Item 1. Financial Statements

          Consolidated Balance Sheets,
          June 30, 1996 (unaudited) and
          December 31, 1995................................................  1

          Consolidated Statements of Income for the
          six months ended June 30, 1996 (unaudited)
          and 1995 (unaudited).............................................  2

          Consolidated Statements of Income for the
          three months ended June 30, 1996 (unaudited)
          and 1995 (unaudited).............................................  3

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1996 (unaudited)
          and 1995 (unaudited).............................................  4

          Notes to Consolidated Interim Financial Statements...............  5

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  8

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................ 12

Item 6. Exhibits and Reports on Form 8-K................................... 15

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                           June 30, 1996          December 31, 1995
- ------                                                                           -------------          -----------------
                                                                                  (unaudited)
Cash and cash equivalents                                                          $11,527,215                $3,714,560
Accounts receivable, less allowance for doubtful accounts of $103,009 in 1996          764,502                   727,097
and 1995
Other accounts receivable                                                                    -                   573,237
Prepaid assets                                                                       1,474,063                 1,223,185
Deferred taxes                                                                         873,962                   873,962
                                                                                  ------------               -----------
     Total Current Assets                                                           14,639,742                 7,112,041
                                                                                  ------------               -----------

Property and equipment, net                                                         13,147,371                15,864,305
Property and equipment held for sale (Southeast), net                                1,351,619                 1,307,497
Goodwill, net                                                                       22,202,268                17,273,626
Deposits and other assets                                                            2,829,876                 2,262,871
Deferred taxes                                                                         497,613                 1,117,000
                                                                                  ------------               -----------

     Total Assets                                                                  $54,668,489               $44,937,340
                                                                                  ============               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current portion of long-term debt                                                  $2,532,576                $1,421,559
Accounts payable and other current liabilities                                      5,607,233                 6,521,524
                                                                                  -----------                ----------

     Total Current Liabilities                                                      8,139,799                 7,943,083
                                                                                  -----------                ----------

Long Term Debt                                                                     12,482,129                11,715,559
Deferred gain on sale/leaseback                                                        51,317                    55,312
Minority interest in consolidated subsidiary                                          272,653                   223,881
Long-term subordinated debt                                                         2,822,355                 8,878,605
                                                                                  -----------               -----------
     Total Liabilities                                                             23,768,253                28,816,670
                                                                                  ===========               ===========
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, issued and
 outstanding 4,841,150 in 1996 and 5,505,150 in 1995                                    4,841                     5,505

Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding 5,732,815 shares in 1996 and 4,095,094 in 1995
                                                                                        5,733                     4,095
Additional paid-in capital                                                         37,073,936                21,818,344
Common Stock issuable, 312,500 shares                                                       -                 2,000,000
Accumulated deficit                                                                (6,184,274)               (7,707,274)
                                                                                  -----------              ------------
     Total Stockholders' Equity                                                    30,900,236                16,120,670
                                                                                  -----------              ------------
     Total Liabilities and Stockholders' Equity                                   $54,668,489               $44,937,340
                                                                                  ===========              ============

The accompanying notes and the notes in the financial statements included in the
        Registrants' Annual Report on Form 10K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                for the six months ended June 30, 1996 and 1995
                -----------------------------------------------
                                  (unaudited)


                                                           1996                     1995
                                                        -----------              -----------
Revenues                                                $29,489,013              $20,193,058

Operating Expenses                                       23,871,757               15,938,529
                                                         ----------               ----------

   School operating profit                                5,617,256                4,254,529

General and administrative expenses                       2,118,492                2,095,565
                                                         ----------               ----------

   Operating Profit                                       3,498,764                2,158,964

Interest Expense                                          1,107,905                  702,331

Other Income                                               (250,797)                 (11,381)

Minority interest in earnings
 of consolidated subsidiary                                  48,772                   42,829
                                                         ----------               ----------

Income before income taxes                                2,592,884                1,425,185

Income tax expense (credit)                                 992,271               (1,704,900)

Net income                                              $ 1,600,613              $ 3,130,085
                                                        ===========              ===========

Preferred stock dividends                               $    77,652              $    99,372
                                                        -----------              -----------

Net income available to common stockholders             $ 1,522,961              $ 3,030,713
                                                        ===========              ===========

Primary earnings per share                              $      0.23              $      0.73
                                                        ===========              ===========

Fully diluted earnings per share                        $      0.22              $      0.57
                                                        ===========              ===========

The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                for the three months ended June 30, 1996 and 1995
                -------------------------------------------------
                                  (unaudited)


                                                           1996                     1995
                                                        -----------              -----------
Revenues                                                $14,920,744              $10,509,606

Operating Expenses                                       12,281,920                8,360,994
                                                         ----------               ----------

   School operating profit                                2,638,824                2,148,612

General and administrative expenses                       1,087,295                1,310,171
                                                         ----------               ----------

   Operating Profit                                       1,551,529                  838,441

Interest Expense                                            476,664                  416,190

Other Income                                               (134,186)                 (21,704)

Minority interest in earnings
 of consolidated subsidiary                                  24,907                   22,135
                                                        -----------              -----------

Income before income taxes                                1,184,144                  421,820
                                                        -----------              -----------

Income tax expense (credit)                                 449,957               (1,955,900)

Net income                                              $   734,187              $ 2,377,720
                                                        ===========              ===========

Preferred stock dividends                               $    38,826              $    49,686
                                                        -----------              -----------

Net income available to common stockholders             $   695,361              $ 2,328,034
                                                        ===========              ===========

Primary earnings per share                              $      0.10              $      0.54
                                                        ===========              ===========

Fully diluted earnings per share                        $      0.10              $      0.43
                                                        ===========              ===========

The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------
                                  (Unaudited)


                                                                  1996             1995
                                                             -------------    --------------
Net Cash Provided by Operating Activities                    $  1,822,619     $  1,864,250

Cash flows from Investing Activities:
 Capital expenditures                                          (1,695,655)      (1,339,142)
 Proceeds from the sale of real estate                          6,148,490              ---
 Payment for acquisitions and land for development             (6,041,048)      (5,138,603)
 Deposit for acquisition                                              ---         (250,000)
 Cash received from note receivable                               373,237              ---
                                                             -------------    --------------

Net Cash used in investing activities:                         (1,214,976)      (6,727,745)
                                                             -------------    --------------
Cash Flows from Financing Activities:
 Issuance of common stock                                      11,497,634              ---
 Repayment of long-term debt                                   (5,851,123)        (348,333)
 Cash proceeds from the line of credit                          1,500,000              ---
 Repayment of subordinated debt                                (6,000,000)             ---
 Repayment of capital lease obligation                            (23,948)         (35,107)
 Payments of dividends on preferred stock                         (77,606)         (99,374)
 Proceeds from exercise of stock options                          160,055          137,500
 Cash proceeds from real estate mortgage                              ---        3,567,300
 Note payable                                                         ---            5,422
 Proceeds from the second Term Loan                             6,000,000              ---
 Proceeds from line of credit                                         ---        2,000,000
                                                             -------------    --------------

Net Cash provided by financing activities:                      7,205,012        5,227,408
                                                             -------------    --------------
Net increase in cash and
 cash equivalents:                                              7,812,655          363,913

Cash and cash equivalents at
 the beginning of year:                                         3,714,560          853,866

Cash and cash equivalents at end of the period:              $ 11,527,215     $  1,217,779
                                                             =============    ==============

The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report From 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements
                for the six months ended June 30, 1996 and 1995
                                  (unaudited)

Note 1 - Basis of Presentation
- ------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1995.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Note 2 - Earnings Per Share
- ---------------------------

The earnings per share is based upon the weighted average number of common and common share equivalents outstanding as follows:

                        3 months ended          3 months ended        Percentage
                        June 30, 1996           June 30, 1995         Increase
                        -------------           -------------         --------
Primary                  7,174,674                4,147,719            73.0%
Fully Diluted            7,551,282                5,509,927            37.0%


                        6 months ended          6 months ended
                        June 30, 1996           June 30, 1995
                        -------------           -------------
Primary                  6,768,932                4,154,538            63.0%
Fully Diluted            7,145,640                5,503,102            29.8%

Note 3 - Sale/Leaseback of Carefree Properties
- ----------------------------------------------

In transactions on May 16, 1996, the Company completed the sale/leaseback arrangements of six pre-school properties originally acquired in connection with the acquisition of Carefree Learning Centers which occurred in May of 1995. The Company sold the land buildings of the six pre-schools for a total of $6.1 million and simultaneously entered into operating leases for these pre-schools.

Of the $6.1 million in proceeds, $4.3 million was used to pay down the properties' respective mortgages and approximately $1.8 million was used for working capital purposes. There was no gain or loss on the transaction.

The minimum lease payments in relation to the leases entered into described above total $454,125 in 1996, $778,500 in 1997, $778,500 in 1998, $808,740 in
1999, $808,740 in 2000 and $8,051,518 thereafter.

Note 4 - Commitments and Contingencies
- --------------------------------------

The Company is engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters above will not have a material adverse effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows depends on the level of the future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

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

Note 5 - Refinancing of Subordinated Debt
- -----------------------------------------

On April 4, 1996, the Company retired existing $6 million subordinated debentures, that bore interest at 14%, with the proceeds of a second term loan whose principal amount was originally $6 million. The second term loan bears interest at 8% and requires quarterly principal payments to be made through September 1, 2000 at which time the remaining balance of $1,190,000 is due.

Note 6 - Business Acquisitions
- ------------------------------

Pursuant to an acquisition agreement dated February 2, 1996, the Company acquired all the assets of four Virginia corporations, each of which operates a learning center in Virginia. The purchase price consisted of (i) $3,200,000 in cash, and (ii) a five-year note in the principal amount of $336,680 bearing interest at the rate of 7% per annum. The agreement will also require the Company to pay an earn out, based on the results of the four centers for the twelve month period following the closing date. The Company also entered into a five year non-compete agreement that requires monthly payments of $1,667 through February, 2001. Also on February 2, 1996, the assets of a fifth Virginia learning center for 96,192 shares of the Company's common stock (valued at $1,500,000 for financial statement purposes). In addition, the Company will be required to pay a formula based earn out should profits exceed an agreed upon goal. As a result of the combined transactions the Company recorded goodwill in the amount of approximately $4,935,000, which will be amortized over forty years.

Unaudited Pro Forma Information:
- -------------------------------

The operating results of the Virginia acquisition are included in the company's consolidated results of operations form the date of acquisition. The following pro forma financial information assumes the acquisition occurred at the beginning of each year. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1996, or of the results which may occur in the future.


Pro Forma Financials
- --------------------


                         3 MONTHS ENDED   3 MONTHS ENDED           6 MONTHS ENDED   6 MONTHS ENDED
                          JUNE 30, 1996    JUNE 30, 1995            JUNE 30, 1996    JUNE 30, 1995
                          -------------    -------------            -------------    -------------
REVENUES                  $14,920,744      $11,198,779              $29,700,431      $21,549,238

NET INCOME
BEFORE DIVIDENDS              734,187        2,444,717                1,675,266        3,363,457
DIVIDENDS                      38,826           49,686                   77,652           99,372

EARNINGS PER SHARE

PRIMARY                   $      0.10      $      0.56              $      0.24      $      0.77
FULLY DILUTED             $      0.10      $      0.44              $      0.23      $      0.60

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

Nobel Education Dynamics, Inc. is in the business of providing affordable, quality education to over 14,000 children primarily from middle income families from preschool through the eighth grade. The Company operates 109 for-profit facilities in eleven states and employs 2,700 people; 2,000 are teachers.

On June 18, 1996 the Company received formal approval to be listed on the NASDAQ National Market. Prior to this date, Nobel traded on the NASDAQ Small Cap Market.

Results of Operations
- ---------------------

Revenues increased 42% to $14,920,744 and 46% to $29,489,013 for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase in net revenues for both the three and six month periods was due primarily to several acquisitions which occurred throughout 1995 and in February 1996 and to a lesser extent the opening of new schools.

School operating profits increased 22.8% to $2,638,824 and 32.03% to $5,617,256 for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. This dollar increase for both the three and six month periods was primarily attributable to the acquisitions and to a lesser extent with the greater profits generated from the Company's revenues for elementary education. As a percentage of revenue, school operating profit margins decreased 2.75% to 17.7% and 2.02% to 19.05% for the three and six month periods ended June 30, 1996 as compared to the comparable period in 1995. The margin decrease was due to lower margins in the newly acquired schools and the opening of two new schools in April 1996. The Company recognizes that a period of time is required to bring both its newly acquired and opened schools to the operating efficiencies of its existing centers.

General and administrative expenses increased by $277,124 to $1,087,295 and by $522,927 to $2,118,492 for the three and six month periods ended June 30, 1996 as compared to the same periods ended June 30, 1995 prior to taking into consideration the one time litigation expense of $500,000 incurred during the second quarter of 1995. However, as a percentage of revenues and exclusive of the litigation expense, general and administrative expenses decreased from 7.71% to 7.29% and from 7.9% to 7.18% for the three and six month periods, respectively. The dollar increase was primarily attributable to the necessary increases in the Company's corporate infrastructure to support its revenue growth and future operations, coupled with increased expenditures in corporate marketing and the amortization of certain non-compete agreements entered into subsequent to June 30, 1995. However, the reduction of general and administrative expenses as a percentage of sales was due to the economies of scale as the Company continues to grow its revenue base.

Interest expense increased by 14.5% to $476,664 and by 57.7% to $1,107,905 for the three six month periods ended June 30, 1996 as compared to the same periods ended June 30, 1995. The

$60,474 increase in interest expense during the three months ended June 30, 1996 was primarily attributable to a $6 million subordinated debt instruments, which the Company entered into during August 1995, bearing interest at 14% which was subsequently refinanced on April 5, 1996 bearing interest at 8%. This increase in debt was partially offset by the retirement of $4.3 million mortgages relating to certain properties, acquired in May 1995, which were subsequently sold and leased back in May 1996. The $405,574 increase in interest expense for the six months ended June 30, 1996 was attributable to both the $6 million subordinated debt instruments and the real estate mortgages which were not outstanding for the entire six months ended June
30, 1995.

Other income, which includes interest income, increased by $112,482 and $239,416 for the three and six month period period ended June 30, 1996, respectively. This increase is attributable to the income earned on the $11.7 million net proceeds generated from the private placement of one million shares of the Company's common stock.

Income before income taxes increase 181% to $1,184,144 and 82% to $2,592,884 for the three and six months ended June 30, 1996, respectively as compared to the same periods in 1995. For the three months ended June 30, 1996, the increase is attributable to the elimination, within general and administrative expenses, of the 1995 non-recurring litigation charge coupled with the additional profits generated by both the newly acquired schools and those internally developed. For the six months ended June 30, 1996, the increase is more attributable to the additional profits generated by both the newly acquired schools and those internally developed.

Income tax expense increased by $2,405,857 to $449,957 and by $2,697,171 to $992,271 for the three and six month periods ended June 30, 1996, respectively. The increase is primarily attributable to the Company's method of accounting for income taxes in 1995 and the corresponding $2,105,400 credit to income tax expense recorded in the second quarter of that year. This credit was based upon the adoption of SFAS 109 in 1992 and the subsequent reduction of the Company's valuation allowance due to its more recent historical profitable operating performance and its projections for the future. Consequently, 1996 is the first year the Company will be in a fully taxable position and going forward the Company anticipates this trend to continue. Solely as a result of this one time income tax benefit recorded in 1995, net income decreased for the three and six month periods ended June 30, 1996 by 69.1% to $734,187 and 48.8% to $1,600,613, respectively, as compared to the comparable periods in 1995.

As shown below in the table, on a pro forma basis, 1995 income before income taxes would have been reduced by income taxes of $160,297 and $545,404, for the three and six month periods ended June 30, 1995, assuming comparable tax rates in 1995 and 1996, and net income would have increased 180.7% to $734,187 and 81.9% to $1,600,613 for the three and six month periods ended June 30, 1996, respectively. This increase is attributable to additional profits generated by both the newly acquired schools and certain savings in general and administrative expense.

                               Three Months Ended            Six Months Ended
                                     June 30                     June 30
                                   (unaudited)                 (unaudited)
                               1996           1995           1996          1995
                               ----           ----           ----          ----
Income before income taxes $  1,184,144     $  421,820      $2,592,884    $ 1,425,185
                           ------------     ----------      ----------    -----------

Income tax expense
   (pro forma 1995)             449,957        160,297         992,271        545,404
                           ------------     ----------      ----------    -----------

Net Income
   (pro forma 1995)        $     734,187    $  261,523      $1,600,613    $   879,781
                           =============    ==========      ==========    ===========

Liquidity and Capital Resources
- -------------------------------

The Company has historically funded its growth and cash needs through its existing bank borrowings, cash flow from operations and periodically from the proceeds of various equity private placements. To further fund its growth strategy of both acquisitions and the development of new schools, the Company raised net proceeds of $11.7 million through the private placement of one million shares of the Company's common stock which was completed on March 5, 1996. In addition to utilizing these proceeds to pay down existing debt or for general working capital purposes.

The Company's existing loan and security agreements consist of a $7,500,000 term loan, of which $6,900,000 is currently outstanding, and a $7,500,000 line of credit. The term loan bears interest at 8-1/2% and principal payments are due quarterly, $200,000 each quarter from December 1, 1995 through September 1, 1996. Thereafter, quarterly payments of $250,000 are due each quarter from December 1, 1996 through September 1, 1999 and $300,000 each quarter from December 1, 1999 through June 1, 2000. The revolving line of credit bears interest at a LIBOR based performance rate and matures September 1, 1998. As of June 30, 1996, $7.5 million was available to the Company under this line of credit.

On April 6, 1996, the Company amended its existing loan and security agreements with its principal lender. As a result of this amendment, the Company entered into a second term loan in the principal amount of $6 million, and immediately used the proceeds to retire an existing $6 million subordinated debenture that bore interest at 14%. The second term loan bears interest at 8% and requires quarterly principal payments of $200,000 through September 1, 1996. Thereafter, quarterly principal payments of $280,000 are due through September 1, 1999, at which time the quarterly payments increase to $350,000 through June 1, 2000 with the remaining balance due on September 1, 2000.

The Company anticipates that the existing principal credit facilities, cash generated from operations and the proceeds from the $11.7 private placement will be sufficient to satisfy its working capital needs and to fund expansion for the foreseeable future.

Net cash provided by operations was $1,822,619 during the first six months of 1996, compared to $1,864,250 during the same period in 1995. The net cash provided by operations in the 1996 period reflected the Company's net income for the period increased by depreciation and amortization and then reduced by the net changes between all current assets and liabilities. The cash provided by operations was $1,864,250 during the first six months of 1995 and reflected the Company's net income adjusted by a $2.1 million income tax credit partially offset by an increase in accounts payable of approximately $836,000. At June 30, 1996, the Company had working capital of $6,499,943 as compared to negative working capital of $831,042 as of June 30, 1995. The change in working capital is primarily attributable to the common stock private placement as described above.

                                    Part II
                                    -------

                                 Other Information


ITEM 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A. An annual meeting of the stockholders of the Company was held on June 18, 1996. The total shares eligible to vote on the record date included 5,697,390 shares of Common Stock,1,282,802 shares of Series A preferred Stock, 2,500,000 shares of Series C Preferred Stock and 1,063,830 shares of Series D Preferred Stock. Each shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is convertible into .2940, 0.25 and 0.25 series of Common Stock, respectively. Each share of preferred stock is entitled to the number of votes on each matter equal to the number of full shares of Common stock into which such share of Preferred Stock is convertible. Accordingly, the total number of votes entitled to be cast by holders of Common Stock and Preferred Stock at the meeting equaled 6,965,490.


B.    At the meeting:

      1.     Election of Directors.
             ---------------------

      Eight directors, consisting of the entire Board of Directors of the Company, were elected for the terms described below:

      Directors elected to serve until the 1997 Annual Meeting:

                                  Votes       Number Withheld      Total Votes
                                  -----       ---------------      -----------
             John R.Frock       6,795,289       170,201            6,965,490
             Janet Katz         6,795,289       170,201            6,965,490
             Eugene E.Monaco    6,795,004       170,486            6,965,490

      Directors elected to serve until the 1998 Annual Meeting:

                                  Votes      Number Withheld      Total Votes
                                  -----      ---------------      -----------
             Morgan Jones       6,795,004       170,486            6,965,490
             John Martinson     6,795,869       170,621            6,965,490


      Directors elected to serve until the 1999 Annual Meeting:

                                  Votes       Number Withheld      Total Votes
                                  -----       ---------------      -----------
             Edward Chambers    6,794,939       170,551            6,965,490
             A.J.Clegg          6,795,184       170,306            6,965,490
             Peter Havens       6,794,904       170,586            6,965,490

2.   Ratification of Independent Auditors.
     -------------------------------------

The selection of Coopers & Lybrand as the Company's independent auditors for fiscal 1996 was approved by the affirmative vote holders of shares representing a majority of the votes represented by the shares present in person or represented by proxy at the meeting and entitled to vote thereon, the votes cast on this proposal are as follows:

     Voted For                                              6,773,385
     Voted Against                                            ---
     Broker Non-Votes                                         192,105
                                                            ---------
     Total Shares Eligible to Vote on the Record Date       6,965,490

3.   1995 Stock Incentive Plan for California Residents.
     ---------------------------------------------------

The adoption of the 1995 Stock Incentive Plan for California Residents was approved by the affirmative vote of holders of shares representing a majority of the votes represented by the shares entitled to vote thereon, the votes cast being as follows:

     Voted For                                              5,967,484
     Voted Against                                            103,051
     Broker Non-Votes                                         894,955
                                                            ---------
     Total Shares Eligible to Vote on the Record Date       6,965,490

4.   Amendment of the Company's Amended and Restated Certificate of
     --------------------------------------------------------------
     Incorporation.
     --------------

The approval (a) to amend the Company's Amended and Restated Certificate of Incorporation to provide (i) for the classification of the Board of Directors into three classes of directors, and (ii) that a director may be removed only by the holders of a majority of the shares and only for cause, and (b) to amend the Company's By-Laws to make certain related changes was approved by the holders of shares representing a majority of the votes represented by all shares of stock of the Company, the votes cast being as follows:

     Voted For                                              3,678,387
     Voted Against                                            262,773
     Broker Non-Votes                                       3,024,330
                                                            ---------
     Total Shares Eligible to Vote on the Record Date       6,965,490

5.   Amendment of the Company's Amended and Restated Certificate of
     --------------------------------------------------------------
     Incorporation to add a New Article Eleventh.
     --------------------------------------------

The approval to amend the Company's Amended and Restated Certificate of Incorporation to add a new Article Eleventh to the Certificate of Incorporation that would require all stockholder action to be taken at a stockholder's meeting was approved by holders of shares representing a majority of the votes represented by all shares of stock of the Company, the votes cast being as follows:

     Voted For                                              3,861,371
     Voted Against                                            164,531
     Broker Non-Votes                                       2,939,588
                                                            ---------
     Total Shares Eligible to Vote on the Record Date       6,965,490

6.   Amendment of the Company's Amended and Restated Certificate of
     --------------------------------------------------------------
     Incorporation to add a New Article Twelfth.
     -------------------------------------------

The approval to amend the Company's Amended and Restated Certificate Twelfth to the Certificate of Incorporation that would establish procedures with respect to the nomination of persons for election as director was approved by holders of shares representing a majority of the votes represented by all shares of stock of the Company, the votes cast being as follows:

     Voted For                                              3,950,874
     Voted Against                                            160,117
     Broker Non-Votes                                       2,854,499
                                                            ---------
     Total Shares Eligible to Vote on the Record Date       6,965,490

7.   Amendment of the Company's Amended and Restated Certificate of
     --------------------------------------------------------------
     Incorporation to add a New Article Thirteenth.
     ----------------------------------------------

The approval to amend the Company's Amended and Restated Certificate of Incorporation to add a new Article Thirteenth to the Certificate of Incorporation that would establish procedures with respect to the making of substantive motions by stockholders at an annual or special meeting of stockholders was approved by holders of shares representing a majority of the votes represented by all shares of stock of the Company, the votes cast being as follows:

     Voted For                                              3,788,384
     Voted Against                                            163,193
     Broker Non-Votes                                       3,013,913
                                                            ---------
     Total Shares Eligible to Vote on the Record Date       6,965,490

8.   Amendment of the Company's Amended and Restated Certificate of
     --------------------------------------------------------------
     Incorporation to add a New Article Fourteenth.
     ----------------------------------------------

The approval to amend the Company's Amended and Restated Certificate of Incorporation to add a new Article Fourteenth to the Certificate of Incorporation that would require a two-thirds stockholder vote to amend or repeal certain provisions of the Certificate of Incorporation approved by holders of shares representing a majority of the votes represented by all shares of stock of the Company, the votes cast being as follows:

          Voted For                                           4,592,001
          Voted Against                                         315,293
          Broker Non-Votes                                    2,058,196
                                                              ---------
          Total Shares Eligible to Vote on the Record Date    6,965,490

                          PART II - OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 REGULATION S-K.

Exhibit
Number    Description of Exhibit
3.1 Certificate of Amendment of Certificate of Incorporation of registrant filed on July 23, 1996

3.2       Certificate of Incorporation of Registrant, as amended.

3.3       Amended to Bylaws of Registrant adopted on June 18, 1996.

3.4       Bylaws of the Registrant, as amended.

4.1 Second Amendment and Modification dated April 4, 1996 and Third Amendment and Modification dated July 2, 1996 to the Loan and Security Agreement dated August 30, 1995 among the Registrant, certain subsidiaries of the Registrant and First Valley Bank.

11        Statement re computation of per share earnings.

27        Financial Data Schedule.

     (B)  REPORTS ON FORM 8-K.

     On April 15, 1996, the Company filed a Form 8-K/A (Amendment No. 1 to its Current Report on Form 8-K (date of earliest event reported February 2, 1996). Such amendment included the financial statements of Schools Out, Inc. and Affiliates for the year ended December 31, 1995, and Pro Forma Combined Statements of Operations of Registrant and Schools Out, Inc. and
Affiliates for the year ended December 31, 1995 (Unaudited).

     On May 15, 1996, the Company filed a Form 8-K/A (Amendment No.3 to its Current Report on Form 8-K (date of earliest event reported September 1, 1995). Such amendment included the balance sheet and income statement for Educo, Inc. for the years ended August 31, 1995 and 1994.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NOBEL EDUCATION DYNAMICS, INC.



Dated:  August 12, 1996           By:___________________________________
                                       A.J. Clegg
                                       Chairman



Dated:  August 12, 1996           By:___________________________________
                                       Richard C. Altus
                                       Chief Financial Officer

                                   EXHIBITS

Exhibit
Number         Description of Exhibit

3.1 Certificate of Amendment of Certificate of Incorporation of Registrant filed on July 23, 1996.

3.2            Certificate of Incorporation of Registrant, as amended.

3.3            Amended to Bylaws of Registrant adopted on June 18, 1996.

3.4            Bylaws of the Registrant, as amended.

4.1 Second Amendment and Modification dated April 4, 1996 and Third Amendment and Modification dated July 2, 1996 to the Loan and Security Agreement dated August 30, 1995 among the Registrant, certain subsidiaries of the Registrant and First Valley Bank.

11             Statement re computation of per share earnings.

27             Financial Data Schedule.