Form 10-Q
period 1996-09-30
NOBEL EDUCATION DYNAMICS INC
filed 1996-11-12
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended:      SEPTEMBER 30, 1996


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


                                 (610) 891-8200
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X      No
                                                ------       ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,732,815 shares of Common Stock outstanding at November 3, 1996.

                               INDEX TO FORM 10-Q

                         Nobel Education Dynamics, Inc.

                                                                    Page
                                                                   Number
                                                                   ------
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets,
        September 30, 1996 (unaudited) and
        December 31, 1995  .........................................  1

        Consolidated Statements of Income for the
        nine months ended September 30, 1996 (unaudited)
        and 1995 (unaudited) .......................................  2

        Consolidated Statements of Income for the
        three months ended September 30, 1996 (unaudited)
        and 1995 (unaudited)  ......................................  3

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1996 (unaudited)
        and 1995 (unaudited)  ......................................  4

        Notes to Consolidated Interim Financial Statements  ........  5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  .............  8

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K  .......................... 12

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
ASSETS                                                1996            1995
------                                            -------------   ------------
                                                   (unaudited)

Cash and cash equivalents                         $ 9,225,454     $ 3,714,560
Accounts receivable, less allowance for doubtful
 accounts of $103,009 in 1996 and 1995                822,565         727,097
Other accounts receivable                                  --         573,237
Prepaid assets                                      1,437,451       1,223,185
Deferred taxes                                        873,962         873,962
                                                  -----------     -----------

    Total Current Assets                           12,359,432       7,112,041
                                                  -----------     -----------
Property and equipment, net                        15,171,102      15,864,305
Property and equipment held for sale
 (Southeast), net                                   1,121,338       1,307,497
Goodwill, net                                      22,044,684      17,273,626
Deposits and other assets                           4,507,038       2,262,871
Deferred taxes                                        363,603       1,117,000
                                                  -----------     -----------

    Total Assets                                  $55,567,197     $44,937,340
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt                 $ 2,672,061     $ 1,421,559
Accounts payable and other current liabilities      6,692,256       6,521,524
                                                  -----------     -----------

    Total Current Liabilities                       9,364,317       7,943,083
                                                  -----------     -----------
Long Term Debt                                     11,875,667      11,715,789
Deferred gain on sale/leaseback                        49,319          55,312
Minority interest in consolidated subsidiary          294,407         223,881
Long-term subordinated debt                         2,794,230       8,878,605
                                                  -----------     -----------

    Total  Liabilities                             24,377,940      28,816,670
                                                  -----------     -----------
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000
 shares authorized, issued and outstanding
 4,834,134 in 1996 and 5,505,150 in 1995                4,834           5,505

Common stock, $.001 par value, 50,000,000 shares
 authorized, issued and outstanding 5,757,815
 shares in 1996 and 4,095,094 in 1995                   5,758           4,095

Additional paid-in capital                         37,173,618      21,818,344
Common Stock issuable, 312,500 shares                      --       2,000,000
Accumulated deficit                                (5,994,953)     (7,707,274)
                                                  -----------     -----------

    Total Stockholders' Equity                     31,189,257      16,120,670
                                                  -----------     -----------

    Total Liabilities and Stockholders' Equity    $55,567,197     $44,937,340
                                                  ===========     ===========


   The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report on Form 10-K are an integral part of these financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
               AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
             for the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------
                                  (unaudited)

                                                      1996           1995
                                                   -----------    -----------
Revenues                                           $43,208,018    $30,765,128

Operating Expenses                                  35,973,946     24,918,719
                                                   -----------    -----------

  School operating profit                            7,234,072      5,846,409

General and administrative expenses                  3,053,994      2,973,863
                                                   -----------    -----------

  Operating Profit                                   4,180,078      2,872,546

Interest Expense                                     1,566,854      1,213,746

Other Income                                          (393,824)       (92,038)

Minority interest in earnings
 of consolidated subsidiary                             70,527         65,330
                                                   -----------    -----------

Income before income taxes                           2,936,521      1,685,508
                                                   -----------    -----------

Income tax expense (benefit)                         1,126,281     (1,614,900)

Net income before extraordinary item               $ 1,810,240    $ 3,300,408
                                                   -----------    -----------

Extraordinary item                                 $       -0-    $    62,000
                                                   -----------    -----------

Net Income                                         $ 1,810,240    $ 3,238,408
                                                   -----------    -----------

Preferred stock dividends                          $    98,063    $   145,288
                                                   -----------    -----------

Net income available to common stockholders        $ 1,712,177    $ 3,093,120
                                                   ===========    ===========
Primary earnings per share
 before extraordinary items                        $      0.25    $      0.71
                                                   -----------    -----------

Primary earnings per share                         $      0.25    $      0.69
                                                   -----------    -----------
Fully diluted earnings per share
 before extraordinary item                         $      0.25    $      0.55
                                                   -----------    -----------

Fully diluted earnings per share                   $      0.25    $      0.54
                                                   -----------    -----------


   The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report on Form 10-K are an integral part of these financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
               AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
             for the three months ended September 30, 1996 and 1995
             ------------------------------------------------------
                                  (unaudited)

                                                       1996          1995
                                                   -----------   ------------
Revenues                                           $13,719,005    $10,572,070

Operating Expenses                                  12,102,189      8,980,190
                                                   -----------    -----------

  School operating profit                            1,616,816      1,591,880

General and administrative expenses                    935,502        878,298
                                                   -----------    -----------

  Operating Profit                                     681,314        713,582

Interest Expense                                       458,949        511,415

Other Income                                          (143,027)       (80,657)

Minority interest in earnings of consolidated
 subsidiary                                             21,755         22,501
                                                   -----------    -----------

Income before income taxes                             343,637        260,323
                                                   -----------    -----------

Income tax expense                                     134,010         90,000

Net income before extraordinary item               $   209,627    $   170,323
                                                   ===========    ===========

Extraordinary item                                 $        -0-   $    62,000
                                                   -----------    -----------

Net Income                                         $   209,627    $   108,323
                                                   ===========    ===========

Preferred stock dividends                          $    20,411    $    45,916
                                                   -----------    -----------

Net income available to common stockholders        $   189,216    $    62,407
                                                   ===========    ===========
Primary earnings per share before extraordinary
 item                                              $      0.03    $      0.03
                                                   -----------    -----------

Primary earnings per share                         $      0.03    $      0.01
                                                   -----------    -----------
Fully diluted earnings per share before
 extraordinary item                                $      0.03    $      0.03
                                                   -----------    -----------

Fully diluted earnings per share                   $      0.03    $      0.02
                                                   ===========    ===========


   The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------
                                  (Unaudited)

                                                     1996            1995
                                                  -----------    ------------
Net Cash Provided by Operating Activities         $ 3,312,260    $  2,858,161

Cash flows from Investing Activities:
  Capital expenditures                             (3,101,693)     (1,359,107)
  Proceeds from the sale of real estate             6,334,648              --
  Payment for acquisitions and land for
   development                                     (5,614,909)     (8,373,869)
  Cash used in building new school                 (3,943,654)             --
  Cash received from note receivable                  373,237              --
  Payment of transaction costs related to
   refinancing                                             --        (898,000)
  Cash proceeds from restructuring of debt and
   preferred stock                                         --      15,500,000
                                                  -----------    ------------

Net Cash Used in Investing Activities:             (5,952,371)      4,869,024
                                                  -----------    ------------
Cash Flows from Financing Activities:
  Issuance of common stock                         13,196,203              --
  Repayment of long-term debt                      (6,564,334)    (11,413,352)
  Cash proceeds from the line of credit             1,500,000       3,000,000
  Repayment of subordinated debt                   (6,000,000)             --
  Repayment of capital lease obligation               (43,008)        (44,416)
  Payments of dividends on preferred stock            (97,911)       (145,288)
  Proceeds from exercise of stock options             160,055         162,598
  Cash proceeds from real estate mortgage                  --       3,567,300
  Note payable                                             --           3,302
  Proceeds from the second Term Loan                6,000,000              --
                                                  -----------    ------------

Net Cash Provided by Financing Activities:          8,151,005      (4,869,856)
                                                  -----------    ------------
Net increase in cash and cash equivalents:          5,510,894       2,857,329

Cash and cash equivalents at the beginning of
 year:                                              3,714,560         853,886

Cash and cash equivalents at end of the period:   $ 9,225,454    $  3,711,215
                                                  ===========    ============


   The accompanying notes and the notes in the financial statements included in the Registrants' Annual Report Form 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
             for the nine months ended September 30, 1996 and 1995
                                  (unaudited)

Note 1 - Basis of Presentation
------------------------------

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

Note 2 - Earnings Per Share
---------------------------

The earnings per share is based upon the weighted average number of common and common share equivalents outstanding as follows:

                           3 months ended      3 months ended       Percentage
                           September 30, 1996  September 30, 1995   Increase
                           ------------------  ------------------   ----------
Primary                        7,187,716           4,596,873          56.0%
Fully Diluted                  7,564,424           6,148,980          23.0%


                           9 months ended      9 months ended
                           September 30, 1996  September 30, 1995
                           ------------------  ------------------
Primary                        6,910,061           4,485,939          54.0%
Fully Diluted                  7,286,769           5,984,299          22.0%

Note 3 - Sale/Leaseback of Carefree Properties
----------------------------------------------

In two transactions in May 1996, the Company completed the sale/leaseback arrangements of six pre-school properties originally acquired in connection with the acquisition of Carefree Learning Centers which occurred in May 1995. The Company sold the land and buildings of the six pre-schools for a total of $6.1 million and simultaneously entered into operating leases for these pre-schools.

Of the $6.1 million in proceeds, $4.3 million was used to pay down the properties' respective mortgages and approximately $1.8 million became available for working capital purposes. There was no gain or loss on the transaction.

The minimum lease payments in relation to the leases entered into described above total $454,125 in 1996, $778,500 in 1997, $778,500 in 1998, $808,740 in
1999, $808,740 in 2000 and $8,051,518 thereafter.

Note 4 - Commitments and Contingencies
--------------------------------------

The Company is engaged in various legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters will not have a material adverse effect on the Company's consolidated financial position.

The Company carries fire and other casualty insurance on its centers and liability insurance in amounts which management believes are adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have sublimits per claim in the general liability coverage.

Note 5 - Refinancing of Subordinated Debt and Fourth Amendment of Loan Agreement
--------------------------------------------------------------------------------

On April 4, 1996, the Company retired outstanding $6 million subordinated debentures that bore interest at 14% with the proceeds of a second term loan whose principal amount was originally $6 million. The second term loan bears interest at 8% and requires quarterly principal payments to be made through June, 2001 at which time the remaining balance is due.

On November 1, 1996 the Company entered into the Fourth Amendment to the Loan Agreement which increased the Company's line of credit from $7,500,000 to $10,000,000 and extended the maturity dates of Nobel's first term loan for one year to September 2001 and its revolving line of credit to September 1999. In addition, the loan amendment gives the Company greater flexibility on the number of schools it may build and the criteria of the acquisitions it may complete without bank approval.

Note 6 - Business Acquisitions
------------------------------

Pursuant to an acquisition agreement dated February 2, 1996, the Company acquired all the assets of four Virginia corporations, each of which operates a learning center in Virginia. The purchase price consisted of (i) $3,200,000 in cash, and (ii) a five-year note in the principal amount of $336,680 bearing interest at the rate of 7% per annum. The Company also entered into a five year non-compete agreement that requires monthly payments of $1,667 through February, 2001. Also on February 2, 1996, the Company acquired the assets of a fifth Virginia learning center for 96,192 shares of the Company's common stock (valued at $1,500,000 for financial statement purposes). The agreement required the Company to pay earn outs based on the financial results of the centers purchased for the twelve month period following the closing date. In October 1996 the Company agreed to pay to the Sellers an aggregate of $37,500 in lieu of the formula-based earn-out payment. As a result of the combined transactions, the Company recorded goodwill in the amount of approximately $4,935,000, which will be amortized over forty years.

Unaudited Pro Forma Information:
--------------------------------

The operating results of the Virginia acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisition occurred at the beginning of each year. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1996 and 1995, or of the results which may occur in the future.

Pro Forma Financials
--------------------

                         3 MONTHS ENDED      3 MONTHS ENDED      9 MONTHS ENDED      9 MONTHS ENDED
                         SEPTEMBER 30, 1996  SEPTEMBER 30, 1995  SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                         ------------------  ------------------  ------------------  ------------------
Revenues                    $13,719,005         $11,322,070         $43,486,018          $32,871,308

Net Income
Before Dividends                209,627             178,323           1,835,240            3,403,408
Dividends                        20,411              45,916              98,063              145,288

Earnings Per Share

Primary                     $      0.03         $      0.04         $      0.26          $      0.76
Fully Diluted               $      0.03         $      0.03         $      0.25          $      0.57

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

Nobel Education Dynamics, Inc. is in the business of providing affordable, quality education to over 14,000 children primarily from middle income families from preschool through the eighth grade. The Company operates 105 for-profit facilities in eleven states and employs 2,700 people; 2,000 are teachers.

On June 18, 1996 the Company received formal approval to be listed on the NASDAQ National Market. Prior to this date, Nobel traded on the NASDAQ Small Cap Market.

Results of Operations
---------------------

Revenues increased 30% to $13,719,005 and 40% to $43,208,018 for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase in net revenues for both the three and nine month periods was due primarily to several acquisitions which occurred throughout 1995 and in February 1996 and to a lesser extent the opening of new schools.

School operating profits increased 1.6% to $1,616,816 and 24% to $7,234,072 for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. This dollar increase for both the three and nine month periods was primarily attributable to operating profits from the acquisitions. As a percentage of revenue, school operating profit margins decreased 3.27% to 11.79% and 2.26% to 16.74% for the three and nine month periods ended September 30, 1996 as compared to the same period in 1995. The margin decrease was due to lower margins in the newly acquired schools, losses related to the opening of three new schools (two in April 1996 and one in September 1996), and to a lesser extent a decrease in the summer programs in 1996. The Company believes that a period of time is required to bring both its newly acquired and opened schools to the operating efficiencies of its existing schools. In addition, the Company believes that, during the summer of 1996, the demands on management of converting fourteen existing child care centers to its preschool model resulted in insufficient marketing of the summer programs.

General and administrative expenses increased by $57,204 to $935,502 and by $580,131 to $3,053,994 for the three and nine month periods ended September 30, 1996 as compared to the same periods ended September 30, 1995 prior to taking into consideration the one time litigation expense of $500,000 incurred during the second quarter of 1995. However, as a percentage of revenues and exclusive of the litigation expense, general and administrative expense decreased 1.49% to 6.82% and 0.97% to 7.07% for the three and nine month periods, respectively. The dollar increase was primarily attributable to the necessary increases in the Company's corporate infrastructure to support its revenue growth and operations, coupled with increased expenditures in corporate marketing and the amortization of certain non-compete agreements related to acquisitions entered into subsequent to September 30, 1995. These increases were offset in the third quarter by the reversal of accrued compensation which the Company does not anticipate being paid. The reduction of general and administrative expenses as a percentage of sales was due to the economies of scale arising from the increased number of schools and, to a lesser extent, the reversal of accrued compensation.

Interest expense increased by 29.1% to $1,566,854 for the nine months ended September 30, 1996 compared to the same period in 1995. The $353,108 increase in interest expense is primarily attributable to (1) interest at 14% on $6 million subordinated debt entered into in August 1995 and subsequently refinanced in April 1996 with the Company's principal lender at a lower interest of 8% and (2) higher debt levels in 1996 as a result of the acquisitions in the third quarter of 1995 and first quarter of 1996. Interest expense decreased 10.26% to $458,949 for the three months ended September 30, 1996 as compared to the same period in 1995. The decrease is attributable to the refinancing of the 14% subordinated debt in April 1996, as described above, offset by higher debt levels as a result of the acquisitions in 1995 and 1996.

Other income, which includes interest income, increased by $62,370 and $301,786 for the three month and nine month periods ended September 30, 1996 as compared to the same periods in 1995, respectively. This increase is attributable to the income earned on the $11.7 million net proceeds generated from the private placement in March 1996 of one million shares of the Company's common stock. In the third quarter of 1996, approximately $3.5 million of the proceeds was used to build two schools. The Company expects to enter into sale leaseback arrangements with respect to the two properties sometime in the fourth quarter of 1996.

Income before income taxes increased 32% to $343,637 and 74% to $2,936,521 for the three month and nine month periods ended September 30, 1996, as compared to the same periods in 1995, respectively. For the three month period, the increase is attributable to an increase in interest income and an increase in school operating profits generated from the acquisitions. For the nine month period the increase is primarily attributable to the additional profits generated from the newly acquired schools and those internally developed and opened, and to a lesser extent the increased interest income as described above.

Income tax expense increased $44,010 to $134,010 and $2,741,181 to $1,126,281 for the three and nine month periods ended September 30, 1996, respectively as compared to the same period in 1995. The increase is primarily attributable to the Company's method of accounting for income taxes in 1995 and the corresponding $2,105,400 credit to income tax expense recorded in the second quarter of 1995. This credit was based upon the adoption of SFAS 109 in 1992 and the subsequent reduction of the Company's valuation allowance due to its more recent historical profitable operating performance and its projections for the future. Consequently, 1996 is the first year the Company will be in a fully taxable position and the Company anticipates this trend to continue.

Net income before extraordinary item increased 23% to $209,627 for the three months ended September 30, 1996 as compared to 1995. In the third quarter of 1995 the Company recorded a $62,000 extraordinary item related to the refinancing of its principal credit facilities in August 1995. Net income after the extraordinary item increased $101,304 or 93% for the third quarter of 1996 compared to 1995. Solely as a result of the one time income tax benefit recorded in 1995 as described above, net income decreased by 44.1% to $1,810,240 for the nine month period ended September 30, 1996.

As shown below in the table, on a pro forma basis, 1995 income before income taxes would have been reduced by income taxes of $640,493 for the nine month period ended September 30, 1995, assuming comparable tax rates in 1995 and 1996. Net income before the extraordinary item would have increased 73% to $1,810,240 for the nine month period ended September 30, 1996, respectively. This increase is primarily attributable to operating profit generated from newly acquired and internally developed schools which were opened in 1996 and 1995.

                                                        Nine Months Ended
                                                           September 30
                                                           (unaudited)
                                                         1996          1995
                                                      ----------    ----------
Income before income taxes                            $2,936,521    $1,685,508
                                                      ----------    ----------

Income tax expense (pro forma 1995)                    1,126,281       640,493
                                                      ----------    ----------

Net Income before extraordinary (pro forma 1995)      $1,810,240    $1,045,015
                                                      ==========    ==========

Extraordinary item                                           -0-    $   62,000
                                                      ----------    ----------

Net income                                            $1,810,240    $  983,015
                                                      ==========    ==========

Liquidity and Capital Resources
-------------------------------

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

In November 1996, the Company entered into the Fourth Amendment of its Loan and Security Agreement with its primary lender which increased the Company's line of credit from $7,500,000 to $10,000,000. Additionally, the bank extended the maturity of the revolving credit one year to 1999 and both the terms loan to mature in 2001. The bank also increased the flexibility of the Company's ability to open new schools and complete acquisitions without bank consent. The Company's loan and security agreements consist of a $7,500,000 term loan, of which $6,700,000 is currently outstanding, a $10,000,000 line of credit and a new term loan totaling $6,000,000. The term loan bears interest at 8-1/2% and principal payments are due quarterly, $200,000 each quarter from December 1, 1995 through September 1, 1996. Thereafter, quarterly payments of $250,000 are due each quarter from December 1, 1996 through September 1, 1999 and $300,000 each quarter from December 1, 1999 through September 1, 2001. The revolving line of credit bears interest at a LIBOR based performance rate and matures September 1, 1999. As of September 30, 1996, $10.0 million was available to the Company under this line of credit. The second term loan, which was extended on April 6, 1996, bears interest at 8% and requires quarterly principal payments of $200,000 through September 1, 1996. Thereafter, quarterly payments of $280,000 are due through September 1, 1999, at which time the quarterly payments increase to $350,000 through June 1, 2001 with the remaining balance due on September 1, 2001.

The Company anticipates that the existing principal credit facilities, cash generated from operations and the proceeds from the $11.7 private placement will be sufficient to satisfy its working capital needs and to fund expansion for the near future.

Net cash provided by operations increased $454,099 or 15.9% to $3,312,260 for the nine months ended September 30, 1996 as compared to the same period in 1995. The net cash provided by operations in 1996 and 1995 reflects the Company's net income for the period increased by depreciation, amortization and then reduced by the net changes between current assets and liabilities. The increase in cash from operations is primarily due to the increase in pretax profit for the nine months ended September 30, 1996 as compared to 1995. At September 30, 1996 the Company's working capital totaled $2,995,115 as compared to a deficit of $831,042 at September 30, 1995. The increase was due to the private placement of $11.7 million which was completed in March 1996.

                                    Part II
                                    -------


                               Other Information

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

Exhibit
Number      Description of Exhibit

4.2         Fourth Amendment and Modification to Loan and Security Agreement.

11          Statement re: computation of per share earnings.

27          Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K.

            None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NOBEL EDUCATION DYNAMICS, INC.



Dated: November 7, 1996               By:______________________________________
                                            A.J. Clegg
                                            Chairman


Dated: November 7, 1996               By:______________________________________
                                            Yvonne DeAngelo
                                            Vice President Finance and
                                            Administration

                                    EXHIBITS
Exhibit
Number   Description of Exhibit

4.2      Fourth Amendment and Modification to Loan and Security Agreement.

11       Statement re: computation of per share earnings.

27       Financial Data Schedule.