Form 10-K405
period 1996-12-31
NOBEL EDUCATION DYNAMICS INC
filed 1997-03-31
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              [x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1996

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

                            COMMON STOCK, PAR VALUE
                                $.001 PER SHARE
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes      x        No
                                           -----------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 13, 1997, 5,831,955 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of March 13, 1997 was approximately $56,964,700 (based upon the closing sale price of these shares as reported by NASDAQ). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include only directors, executive officers and stockholders filing Schedules 13D or 13G with the Company. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

Item
No.                                                                     Page
                                     PART I

1.   Business.........................................................    1
2.   Properties.......................................................    9
3.   Legal Proceedings................................................   10
4.   Submission of Matters to a Vote of Security Holders..............   10

                                    PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters..................................   11
6.   Selected Financial Data..........................................   12
7.   Management's Discussion and Analysis
     of Financial Condition and Results of Operations.................   13
8.   Financial Statements and Supplementary Data......................   22
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure...........................   22

                                    PART III

10.  Directors and Executive Officers of the Registrant...............   23
11.  Executive Compensation...........................................   26
12.  Security Ownership of Certain Owners and Management..............   30
13.  Certain Relationships and Related Transactions...................   33

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   34

                                     PART I

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company's 1997 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed and converted schools and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

ITEM 1.  BUSINESS.

GENERAL

  Nobel Education Dynamics, Inc.'s business mission is to be the leader in the United States in providing affordable private education from preschool through eighth grade for the children of middle-income working families. The Company has been identified as a market leader "Education Management Organization" (EMO) for preschool through eighth grade. (EMO is a term used in the investment community to describe companies which manage education businesses for profit in multiple sites, similar to the "HMO" label used in the healthcare industry.)
The Company's operations include preschools, child care centers, elementary schools and middle schools (through eighth grade) throughout the United States. To attain its objectives, Nobel builds on its experience and expertise both in education and preschool/child care. As an "education company", the Company's strategy is to offer practical solutions to a segment of the education problem in the United States.

  Nobel operates nationwide, with 118 preschools, schools and centers in 14 states at March 31, 1997. In California, Nobel operates the Merryhill Country Schools, which is a private school system of 32 preschools, elementary schools and middle schools, as well as a recently acquired private school in Orange County, California. Nationwide, Nobel operates preschools, schools and centers under various names, including Chesterbrook Academy, in Pennsylvania, New Jersey, Virginia, Florida, Maryland, North Carolina, South Carolina, Illinois, Washington, Indiana, Delaware, Maine and Louisiana. Nobel also owns a 20% interest in an elementary school in Florida.

  Management is currently pursuing a three-pronged strategy to take advantage of the significant growth opportunities in the private education market:

     . internal growth at existing schools, including expansions of campus facilities

     . new school development in both existing and new markets

     . strategic acquisitions

  To facilitate this strategy, Nobel is applying the strengths of its curriculum-based programs to distinguish itself from its competition. The strategy also entails geographical clustering of Nobel's preschools to (i) increase market awareness, (ii) provide a lower risk method for expansion into elementary and middle schools by providing a feeder population and (iii) gain operating efficiencies in both management and costs.

  In response to market demands for quality schools and preschools, since September 1995, the Company has converted 23 of its child care centers to a curriculum-based program, under the "Chesterbrook Academy" name. Conversions include the adoption of the highly regarded and accredited education curriculums of Nobel's Merryhill schools and an upgrading of the educationally oriented teaching materials and computer technology. Following conversion, a Chesterbrook Academy school typically offers grade levels through kindergarten or first grade; one or more grades are then planned to be added in subsequent years, space permitting, through eighth grade. The Company intends to convert its remaining child care centers to curriculum-based preschools/schools over the next several years.

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

  To complement its programs, the Company also operates (i) before and after school programs and (ii) summer camps (both sports and educational) at its various school facilities. Nobel also seeks to add other services and products which will add ancillary income and improve overall operating margins.

  The Company's financial strength has improved dramatically since 1992, when there was a change in management. Strategies of new management have included a change of the Company's focus to education from child care, strengthening of the Company's financial condition, divestiture of centers in mature markets and, after the Company's financial stabilization, expansion into growth areas. With the implementation of these new strategies, the equity of the Company has increased from a negative net worth of $3.8 million on December 31, 1991 to positive net worth of $32.3 million as of December 31, 1996. Net income before taxes for years 1992, 1993, 1994, 1995 and 1996 were the highest in the Company's history, with 1996's being the highest at $4.02 million.
Additionally, the Company's EBITDA (earnings before interest, taxes, depreciation and amortization), a measure of the Company's cash generating ability, reached a historical high in 1996 at $8.2 million.

  The Company's corporate office is located at Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, PA 19063. Its telephone number is (610) 891-8200; its world wide web address is http://www/nobeleducation.com or http://www/educating.com.

EDUCATIONAL PHILOSOPHY AND IMPLEMENTATION

  The educational philosophy of Merryhill and Chesterbrook Academy is based on a sound research foundation, innovative instructional techniques and quality practice, and proprietary curricula developed by experienced educational personnel. Nobel's programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. The curricula recognize that each child develops according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Every child's educational needs are considered upon entrance into a Nobel school, and progress is regularly monitored in terms of both the curriculum's objectives and the learner's cognitive, social, emotional, and physical skill development. The result is the opportunity for every Nobel student to develop a strong foundation in academic learning, positive self-esteem, and emotional and physical well-being.

  During 1996, the Company adapted the Merryhill curriculum for implementation in its Chesterbrook Academy schools through the conversion of fourteen child-care centers on the East Coast and in the mid-West. Staff training sessions were conducted to prepare teachers to present the curriculum-based program in the pre-school as well as at elementary grade levels. Instructional techniques and assessment practices were also instituted and particular content materials were adopted in the various subject areas.

  Under the direction of Nobel's Vice President - Education, the Company circulates regular "curriculum updates," a publication to assist staff in planning their daily and weekly programs with current and effective instructional practices and materials. The Company has also established multi-media products for a "Learning Lending Library" collection. The Library, which is managed out of the Company's corporate office, is available to all Nobel schools for student and teacher development and parent interest. Many of these resources support the Company's curriculum.

  In 1996, the Company launched its National Education Advisory Board. Under the direction of the Vice President - Education, the Board includes five nationally-known educators each of whom will advise Nobel on his or her particular area of expertise: Dr. Zalman Usiskin of the University of Chicago (Mathematics); Dr. Cathy Collins Block of Texas Christian University (Reading and Language Arts); Dr. John N. Mangieri of the Institute for Effective Management (Educational Administration); Dr. Arthur L. Costa of the University of California at Sacramento (Curriculum and Teacher Development); and Dr. Drew
H. Gitomer of Educational Testing Service (Testing and Evaluation). The Board will help oversee curriculum development in the Company's schools, advise on the most renowned teaching methods, and assist in finding the best instructional materials and practices to help students learn effectively and efficiently. Board members will also be available to work on special projects and services that enhance the Company's school programs.

  The Company maintains that small class sizes are a basic ingredient of quality education. Nobel's educational philosophy is based on personalized instruction that leads to a student's active involvement in learning and understanding. The program for the Company's schools is a strong skills-based, comprehensive curriculum that is implemented in ways that attract the learner's curiosity, enhance students' various learning styles, and employ processes that contribute to lifelong achievement. Academic areas addressed include reading readiness and reading, spelling, writing, handwriting, mathematics, science, social studies, visual and graphic arts, music, physical education and health, and foreign language. Computer literacy and study skills are interrelated into the program, as appropriate, in all content areas. The schools employ state-of-the-art technologies, such as interactive CD-ROMs coordinated with classroom content, and networking capacity. Merryhill and Chesterbrook introduce a second language between the ages of two and three, and continue that instruction into the pre-K, kindergarten, and school age programs.

  The Company offers sports activities and supplemental programs, which include day field trips coordinated with the curriculum to such places as zoos, libraries, museums and theaters, and, at the middle school, overnight trips to such places as Yosemite, California and Washington, D.C. Schools also arrange classroom presentations by parents and other volunteers, as well as organize youngsters as presenters to community groups and organizations. To enhance better the child's physical, social, emotional and intellectual growth, schools are encouraged to provide fee-based experiences specifically tailored to particular families' interest in such ancillary activities as dance, gymnastics, and music lessons.

  The Company's programs are implemented by experienced principals and directors and their faculties. They foster open communication, teamwork and the attention to detail required to provide a superior service. School directors work closely with regional and corporate management, particularly in the regular assessment of program quality. In 1996, the groundwork was laid for a Company-wide Quality Assurance Program and, early in 1997, a Director of Quality Assurance was appointed to assess systematically each Nobel school and to provide a procedure for internal accreditation. Nobel's Quality Assurance Program will set standards consistent with the external, national accreditation systems in which the Company participates with such organizations as the National Association for the Education of Young Children (NAEYC), the National Independent Private School Association (NIPSA), and the Commission for International and Trans-Regional Accreditation (CITA). The Program also provides a formal means to recognize and reward Company educators for their outstanding performance and achievement. Similarly, the Program also furnishes guidance for the continued training and staff development of teaching personnel, using both internal trainers and external consultants.

  As of March 15, 1997, the aggregate licensed capacity at the Company's 118 schools and centers exceeded 16,500 children.

OPERATIONS / SCHOOL SYSTEMS

  In order to maintain uniform standards, each school and center shares consistent educational goals and operating procedures. To respond to local demands, principals are encouraged to tailor curriculums, within Nobel's standards, to regional needs. Management visits all schools and centers on a regular basis to review program and facility quality.

  Each school and center is staffed with a principal or director, teachers and teaching assistants. Principals and directors are supervised by district, regional or area managers. The principal or director is critical to the success of the school and is provided with ongoing training. Principals and directors have responsibility for: (i) maintaining the quality of educational services delivered at their schools, (ii) recommending pricing strategy based upon school location and local area demographics, (iii) personnel management, (iv) sales and marketing strategy for their locations and (v) fiscal management.

  Principals and directors submit financial reports to the Company's corporate office and to appropriate district and regional managers each week. These reports include data on current enrollment, labor costs and cash receipts. Corporate office personnel then review each report and prepare weekly combined reports by district, region and for the Company in total. Weekly or monthly tuition rates and utilization rates are continually monitored. Each school and center is measured on a monthly basis versus its individual business plan. Nobel is in the process of evaluating several state-of-the-art computer systems which would assist the principals in operating schools and provide management with enhanced operational information.

  The Company generally hires experienced individuals and attempts to promote from within. Employment applicants are thoroughly reviewed with background checks made to verify accurate employment history and establish background, reputation and character. After hiring, the faculty is reviewed and evaluated annually both through formal evaluation and market surveys. All principals and directors are eligible for incentive compensation based on the profitability of their schools.

MARKETING AND CUSTOMERS

  The Company's management believes that Nobel has a unique position in the marketplace and has implemented a marketing strategy to capitalize on this niche. Nobel strives to differentiate itself from the child care providers. In contrast with mere custodial child care, Nobel's programs stress educational development through proven curriculum programs, beginning at the preschool level and continuing through upper grades.

  The Company generates the majority of new enrollments from its reputation in the community and word-of-mouth recommendations of parents. Further, the Company is geographically clustering its preschools to increase local market awareness and to provide a feeder population for Nobel elementary and middle schools. The Company also markets its services through display ads, listings in local print and radio media and through distribution of promotional materials in residential areas. Marketing campaigns are conducted in the winter, spring and fall, primarily at the local level by the Company's directors and principals.
In addition, the various regional offices conduct marketing programs, such as mass mailings and media advertising.

NEW CENTER AND SCHOOL DEVELOPMENT; ACQUISITIONS

  Management expects a significant portion of Nobel's growth for the next few years to be through the opening of new schools and preschools and strategic acquisitions of existing schools and preschools.

  New school development offers an attractive growth opportunity for Nobel to expand into both new and existing markets. Proposed development sites are presented to the Company through a network of developers across the United States. After site selection, the Company engages a developer or contractor to build a facility to the Company's specifications. Nobel currently works with several developers who purchase the land, build the facility and enter into a long-term lease with Nobel for the premises.

  Alternatively, Nobel purchases land itself, constructs the building with its own or borrowed funds and then seeks to enter into a sale and lease back transaction with an investor. In December 1996, the Company entered into a Multi-Site Sale Leaseback Agreement with AEI Fund Management, Inc. ("AEI"). Under that agreement, AEI agreed to purchase from Nobel in sale/leaseback transactions up to $15,000,000 worth of parcels through the end of 1999 (subject in each case to AEI's standard credit, site and other due diligence review). The agreement also provides that AEI will provide Nobel with land acquisition and construction loan financing for each project.

  In 1996 and first quarter 1997, Nobel opened nine new schools and preschools. The Company plans to open approximately 12 to 15 new schools in 1997 and 15 to 20 new schools in 1998. The Company's development plans are dependent on the continued availability of such developer and financing arrangements.

  Typically, new schools are single-story stand alone structures located near residential neighborhoods on sites of acreage appropriate to the nature of the school. The Company carefully evaluates all proposed development sites and makes a selection based on a variety of criteria, including: the number and age of children living in proximity to the site; family income data; incidence of two-wage earner and single parent families; traffic patterns; wage and fixed cost structure; competition; price elasticity; family education data; local licensing requirements; and real estate costs. The Company historically has had significant success in the new centers it has opened.

  The Company plans to continue to expand the number of grade levels offered by its existing schools. Upon conversion to the Chesterbrook Academy format, current preschools and child care centers initially offer grade levels through kindergarten or first grade, with further expansion planned. The Company also is expanding the grades offered by its other schools. In some locations, this expansion requires the construction of additions to current facilities or development of a replacement facility.

  Acquisition activity in 1996 and the first quarter of 1997 consisted of the following:

     . In February 1996, the acquisition of five preschools in northern and central Virginia.

     .  In November 1996, the acquisition of two preschools in North Carolina.

     . In December 1996, the acquisition of the Oak Ridge School, an elementary school in Coto de Caza (Orange County), California.

     . In December 1996, the acquisition of the Evergreen Academy elementary school and preschool in the Seattle, Washington area.

     .  In January 1997, the acquisition of six preschools in Florida.

     . In March 1997, the Company signed an agreement to acquire the two elementary and one preschool of Rainbow Bridge, Inc. located in San Jose, California. The acquisition is expected to close April 1, 1997.

  At the closing of the Florida acquisition in January 1997, Nobel also
purchased a 20% interest in a new elementary school in Florida.   Also, Nobel
entered into a joint venture agreement with the sellers to build five additional elementary schools in Florida in which Nobel will have an 80% interest.

  Together with current and planned developmental activity, these acquisitions strengthen Nobel's presence in Virginia and North Carolina, and establish entries into the Florida, Southern California and the Pacific Northwest markets.

INDUSTRY AND COMPETITION

  Annual spending in education is estimated to exceed $630 billion annually in the United States or approximately 10% of gross domestic product. Estimates of spending in education for preprimary grades (preschools and child care) are $30 billion while estimates of spending for kindergarten through eighth grade
("K 8") are $200 billion. Spending is projected to continue to grow through a combination of increasing per pupil expenditures and increasing school enrollments.

  It is estimated there are 90,000 schools in the $30 billion preschool/child care segment with $25 billion spent in the private sector, of which $10 billion is spent in the for-profit segment. Likewise, it is estimated there are 85,000 schools in the $200 billion K-8 segment with an estimated $15 billion spent in the private sector, of which $650 million is spent in the for-profit segment.

  The public school market is estimated to be 110,000 schools in total, of which 76,000 are elementary, 23,000 are secondary and 11,000 are combined schools.
The private school market is estimated to be 26,000 schools, of which 15,500 are elementary, 2,500 are secondary and 8,800 are combined. Of the 26,000 schools in the private school market, an estimated 20,500 are religiously affiliated and 5,500 are secular. Of the 5,500 secular schools, less than 1,000 are for-profit schools.

  Between 1985 and 1995, it is estimated that the public school K-8 grade enrollment increased 19.8% from 27.03 million students to 32.38 million students while the private school K-8 grade enrollments increased 5.6% from 4.19 million students to 4.43 million students over the same time period. The U.S. Department of Education projects public school and private school K-8 enrollment growth between 1996 and 2006 to slow to 2%, a 700,000 enrollment increase in public schools and a 100,000 enrollment increase in private schools, respectively. While this increase may not seem large, there is significant concern that the nation's already overcrowded schools are ill-prepared to handle it. It is estimated that in excess of 4,000 new K-8 schools must be built to relieve current overcrowding and handle the growth. Also, this growth will vary significantly in different regions of the United States. States such as California, Florida, Washington, Oregon and Arizona are projected to high growth in the 10% range. These are targeted states in the Company's expansion plans.

  During the 1996 elections, education was the politically "hot issue" in national and state contests. The broad public debate has shifted from whether our existing K-12 system has failed in terms of performance to which reform movements promise the best and quickest improvements.

  Taxpayers have experienced high costs in education expenditures without positive results. According to a 1995 Gallup poll, 71% of Americans give the nation's schools a grade of C, D or F generally and 54% give their own schools a low grade as well. Quality is low; yet, the average annual cost of educating a Kindergarten through 12/th/ grade student in the United States has risen to over $6,000 in 1995. Dismal student achievement, a growing minority gap in school completion rates and student misbehavior causing unsafe school environments are three commonly mentioned quality measurements that are lacking. Also, corporate America has become increasingly frustrated by insufficiently equipped students produced by the nation's public school systems.

  Education reform movements in the United States are posing alternatives to the public schools. These include charter schools, private management of public schools, vouchers, home schooling and private schools. The Company's strategy is to provide parents a quality alternative through Nobel's privately owned and operated schools utilizing a proven curriculum in a safe and challenging environment.

  For school age children, the Company competes with other for-profit private schools, with non-profit schools and, in a sense, with public school systems. The Company is not aware of any for-profit competitor which currently competes beyond a regional level. However, the Company anticipates that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The Company believes that the structure of these larger companies may make it difficult for them to implement and develop programs which are based upon curriculum-intensive goals, which would require significant cultural changes.

  The preschool/child care market is a $30 billion highly fragmented industry, with diverse competition from both public and private sectors. Approximately 8 million children are enrolled in 90,000 centers/schools, of which less than nine percent are managed by for-profit chains. Revenues of the 20 largest child care/preschool providers represent less than five percent of total segment revenues. Also seeking enrollments of pre-school age children are in-home individual child care providers and corporations that provide child care for their employees.

  Only one out of seven early care/education programs is rated good or excellent by the Carnegie Corporation report; four out of five programs fail quality standards. The Company believes that persons in its target market -- parents seeking curriculum-based programs for their children -- seek services not provided by child care providers without a curriculum base. Nobel believes these parents desire to give their child the best educational advantage available, since, as educators have found, the learning process should start earlier, preferably somewhere between the ages of two and three. The Company offers a national curriculum based program with excellent standards.

  The demand for quality preschools is increasing. More than 60% of mothers with children under six years of age are in the workplace. Both single parents and dual income families are on the rise. From 1980 to 1990, the percentage of dual income families rose from 50% to 60%. From 1970 to 1992, the percentage of married mothers who worked full time increased 16% to 37%. Combined, approximately 80% of U.S. families are either dual income or single parent households.

  While price is an important factor in competition in both the school age and preschool markets, the Company believes that other competitive factors also are important, including: professionally developed educational programs, well equipped facilities, trained teachers and a broad range of ancillary services, including transportation and infant care. Particularly in the preschool market, many of these services are not offered by the Company's competition.

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

INSURANCE

  The Company currently maintains comprehensive general liability, workers' compensation, automobile liability, property, excess umbrella liability and student accident insurance. The policies provide for a variety of coverage and are subject to various limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. Since 1994, the Company has been able to increase significantly the sublimit applicable to such coverage. There can be no assurance that in future years the Company will not again become subject to lower limits.

SERVICE MARKS

  The Company has registered various service marks, including Chesterbrook Academy(R), Merryhill Country School(R) and The Rocking Horse Child Care Center(R), in the United States Patent and Trademark Office. The Company believes that certain of its service marks have substantial value in its marketing in the respective areas in which its schools operate.

SEASONALITY

  Nobel's elementary and middle schools historically have lower operating revenues in the summer due to lower summer enrollments. Summer revenues of preschools tend to remain more stable or, in some cases, increase. The Company has sought to improve summer results through camps and other programs.

EMPLOYEES

  On March 20, 1996, the Company employed approximately 3,000 persons, approximately 935 of which were employed on a part-time basis. Management believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

  At December 31, 1996, the Company operated 108 schools, preschools and child care centers (hereafter, "schools") in 13 states. At March 15, 1997, the number of schools totaled 118, located in 14 states.

  The Company's schools generally are located in suburban settings. At March 15, 1997, the Company's schools are geographically located as follows: 33 in California, 17 in Pennsylvania, 9 in New Jersey, 12 in Virginia, 7 in Illinois, 9 in Indiana, 17 in North Carolina, 2 in South Carolina, 6 in Florida, 2 in Washington and 1 each in Maryland, Delaware, Maine and Louisiana.

  The Company owns the land and buildings for 13 of the schools it operates.
All such properties are subject to mortgages on the real property. In addition, one school is run by a majority-owned subsidiary and operated jointly with a sponsoring employer. This subsidiary leases the buildings from a third party and operates them under a ground lease from the employer. The remaining 105 schools are leased under long-term leases which are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

  The Company owns the land and building of five properties in Florida and Georgia; four of such properties are leased to tenants with an option to purchase and one such property, which the Company intends to sell, is nonoperational.

  The Company leases 10,786 square feet of space for its corporate offices in Media, Pennsylvania. The lease expires in the year 2001.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

  The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported by The National Association of Securities Dealers (NASD) for each quarter during the period from January 1, 1995 through December 31, 1996 and for the first quarter to date in 1997. Sales prices prior to September 28, 1995 are adjusted to reflect the 1 for 4 reverse stock split of the Company effected on such date.

                                   High       Low

  1995

  First Quarter......              $ 7      $ 4
  Second Quarter.....                8 1/4    6
  Third Quarter......               15 3/4    7 1/4
  Fourth Quarter.....               17       10 3/4

  1996

  First Quarter......              $17 5/8   13 5/8
  Second Quarter.....               18 1/4   13 3/4
  Third Quarter......               15 1/4    9 1/4
  Fourth Quarter.....                   14    9 1/2

  1997

  First Quarter (as of 3/26/97)     12 5/8    7 7/8

HOLDERS.

  At March 15, 1997, there were approximately 650 holders of record of shares of common stock.

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

  The Company's Series A Preferred Stock bears a dividend of 8% per annum, payable quarterly. Dividends totaling $108,419 were paid in 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following table sets forth selected historical financial data of the Company. This data should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                  Year ended December 31,
                                                       1996     1995      1994      1993      1992
                                                     -------   -------   -------   -------   -------
(in thousands except per share data)
OPERATING DATA:
Revenue.........................................     $58,909   $44,154   $34,372   $32,594   $33,498
School operating expenses.......................      49,079    35,908    28,161    26,543    27,036
School operating profit.........................       9,831     8,246     6,211     6,051     6,462
General and administrative
 expenses.......................................       4,190     3,396     2,696     2,555     2,946
Litigation expense..............................           -       500       200         -         -
Operating income (loss).........................       5,641     4,350     3,315     3,496     3,516
Interest expense................................       2,004     1,840     1,223     1,718     1,729
Other (income) expense..........................        (483)     (126)      107       (39)     (117)
Minority interest...............................          95        86        83        88        63
Income before income taxes......................       4,025     2,550     1,902     1,729     1,841
Income tax (benefit) expense....................       1,562    (1,356)     (438)       21        36
Net income before extraordinary item............       2,463     3,906     2,340     1,708     1,805
Extraordinary Item..............................           -        62         -         -         -
Net income......................................       2,463     3,844     2,340     1,708     1,805
Preferred Dividends.............................         109       184       199       107         -
Net income available to
 Common Stockholders............................       2,354     3,660     2,141     1,601     1,805
EBITDA (earnings before interest, taxes,
 depreciation and amortization expense).........     $ 8,240   $ 5,902   $ 4,188   $ 4,591   $ 4,811

Primary earnings per share (post split):
---------------------------------------

Net income before extraordinary item............       $0.34   $  0.69     $0.53     $0.40   $  0.48
Extraordinary item..............................           -   $ (0.01)        -         -         -
                                                     -------   -------   -------   -------   -------
Net income......................................       $0.34   $  0.68     $0.53     $0.40   $  0.48
                                                     =======   =======   =======   =======   =======

Fully diluted earnings per share (post split):
---------------------------------------------

Net income before extraordinary item............       $0.34   $  0.64     $0.46     $0.38   $  0.48
Extraordinary item..............................           -   $ (0.01)        -         -         -
                                                     -------   -------   -------   -------   -------
Net income......................................       $0.34   $  0.63     $0.46     $0.38   $  0.48
                                                     =======   =======   =======   =======   =======

                                                                   Year ended December 31,
                                                      1996       1995     1994      1993      1992
                                                     -------   -------   -------   -------   -------
                                                                        (in thousands)
BALANCE SHEET DATA:
Working Capital (deficit).......................     $(1,351)  $  (831)  $(4,197)  $(3,114)  $(3,996)
Goodwill........................................      25,601    17,274     8,888     8,923     9,278
Total assets....................................      56,833    44,937    23,234    22,613    24,226
Short-term debt and current
 portion of long-term debt......................       3,376     1,371     1,768       905     1,523
Long-term debt..................................      14,225    20,272     7,846    12,545    17,733
Stockholders' equity (deficit)                       $32,323   $16,121   $ 8,298   $ 3,732   $  (279)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal year 1996 compared to fiscal year 1995.

  As of December 31, 1995 the Company operated 101 elementary schools, preschools and child care centers (sometimes collectively referred to herein as "schools"). At December 31, 1996, the Company operated 108 schools. At March 20, 1997, the Company operated 118 schools and owned a 20% interest in one elementary school.

  During 1996, the Company acquired the assets or stock of companies owning ten schools. These acquisitions included: five preschools in Virginia (School's Out, Inc. and related companies); two preschools in North Carolina, operating as the MacGregor Creative Schools; two schools located in Seattle, Washington, operating as Evergreen Academy; and one school in Coto de Caza, California, operating as Oak Ridge Private School. In addition, during 1996, the Company opened seven new schools, two of which were replacement schools. Leases of six non-core schools located in South Carolina expired and were not renewed, as planned in the 1992 restructuring of the Company.

  In early January 1997, the Company acquired six preschools in Florida, operating as Another Generation, and a 20% interest in an elementary school in Ft. Lauderdale, Florida. The Company also opened two new schools, one in New Jersey and one in North Carolina, in March 1997.

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins for the years ended December 31, 1996 and 1995 into three categories, Baseline Schools (defined as all schools opened as of December 31, 1993), Acquired Schools and New Schools (defined as schools acquired or newly opened since December 31, 1993):

                                        % of                     % of      1996-1995
                          1996        Revenue        1995      Revenue    Variance ($)
                          ----        -------        ----      -------    ------------
BASELINE SCHOOLS
Revenues               $32,115,443    100.00%   $32,379,813    100.00%    $  (264,370)
Operating Profit       $ 6,754,000     21.03%   $ 6,695,236     20.68%    $    58,764
                       -----------    ------    -----------    ------     -----------
ACQUIRED SCHOOLS
Revenue                $17,958,065    100.00%   $ 7,102,124    100.00%    $10,855,941
Operating Profit       $ 2,044,162     11.38%   $   855,474     12.05%    $ 1,188,688
                       -----------    ------    -----------    ------     -----------
NEW SCHOOLS
Revenues               $ 8,835,880    100.00%   $ 4,672,430    100.00%    $ 4,163,450
Operating Profit       $ 1,032,497     11.69%   $   695,173     14.88%    $   337,324
                       -----------    ------    -----------    ------     -----------

Total Net Revenues     $58,909,388    100.00%   $44,154,367    100.00%    $14,755,021
                       ===========    ======    ===========    ======     ===========
Total School           $ 9,830,659     16.69%   $ 8,245,883     18.68%    $ 1,584,776
 Operating Profit      ===========    ======    ===========    ======     ===========

  In 1996, Baseline Schools showed a $264,370 revenue decline. This was caused by a combination of the divestiture of six South Carolina schools in 1996 and one Florida school in 1995 creating a $712,358 revenue reduction, partially offset by a $447,988 increase in the remaining schools. Despite the revenue decrease, the operating profit from Baseline Schools increased $58,764, as the previously identified divested schools generated losses in 1995. Operating margins of the Baseline Schools remained consistent at 21% in both 1996 and 1995.

  In 1996, Acquired Schools as a group generated a $10,855,941 increase in revenues compared to 1995. Operating profits of Acquired Schools increased $1,188,688 in 1996 compared to 1995. Both the revenue and operating profit increases were caused by the 1996 twelve month full year impact of the three acquisitions made during 1995 plus the partial year impact of two acquisitions made in 1996. Operating profit margins reduced slightly to 11.4% in 1996 from 12% in 1995. This reduction was caused by several factors: (1) since two of the 1995 acquisitions were made on September 1, 1995, the Company avoided the traditionally lower margin summer months, which was not the case in 1996 and (2) the 1995 acquisition of nine schools located in Indianapolis generated a $101,000 operating loss in 1996 compared to a $55,000 profit in 1995. When the Company acquired these Indianapolis schools, it had anticipated increased enrollment levels and reduced personnel expenses. This has not been achieved to date. The Company is actively addressing these issues and expects improvement in 1997. Removing the negative impact of Indianapolis, operating margins of Acquired Schools would have increased to 14.7% in 1996 from an adjusted (without Indianapolis) operating margin of 13.4% in 1995. Operating margins in Acquired Schools have the added burden of amortization expense of goodwill. Goodwill amortization related to Acquired Schools totaled $372,000 and $64,000 in the years ended 1996 and 1995, respectively. Operating margins in Acquired Schools before the amortization of goodwill totaled 13.45% and 12.94% for the years ending 1996 and 1995, respectively. When making acquisitions, the Company takes steps to increase operating margins of Acquired Schools over a twelve to thirty-six month period, as it implements cost controls, systems and marketing strategies.

  In 1996 New Schools generated a $4,163,450 revenue increase compared to 1995. This growth is from the combination of the maturing of the eleven preschools that opened in 1994 and 1995 and the first-year impact of the seven new schools (four preschools, two elementary and one middle school) opened in 1996. Operating profit increased $337,324 in 1996 from 1995 despite a $272,230 loss from the seven 1996 New Schools. As New Schools opened in 1994 and 1995 matured, their operating profit improved by $609,554. Operating profit margins of New Schools reduced to 11.7% in 1996 from 14.9% in 1995 mainly due to the $272,230 loss from the seven 1996 New Schools which compared to a $57,355 loss for the seven 1995 new preschools.

  The magnitude of the operating loss from the New Schools opened in 1996 is increased by the mix of these schools. Generally, the Company experiences smaller initial start up losses in preschools than elementary or middle schools. It has also been the Company's experience to reach profitability in new preschools in six to nine months compared to elementary or middle schools which can take twelve to twenty-four months to become profitable.

  Overall, in 1996 the Company's total revenues increased $14,755,021 and operating profits increased $1,584,776, compared to 1995. Meanwhile, operating profit margins decreased from 18.7% in 1995 to 16.7% in 1996 as explained above.

  General and administrative expenses increased $793,810 or 23% to $4,189,750 for the year ended December 31, 1996; however, as a percentage of revenue, general and administrative expenses decreased from 7.7% of revenues in 1995 to 7.1% of revenues in 1996. The Company enjoyed efficiencies from its growth through acquisitions. Management is continuing to build the foundation needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percent of revenues.

  Operating income increased $1,290,966 or 29% to $5,640,909 for the year ended December 31, 1996. The increase is a result primarily of the increase in school operating profit. In 1995, the Company recorded $500,000 in litigation expense related to a claim by former officers of the Company which has been settled. As a percent of revenue, operating income decreased slightly from 9.8% for the year ended December 31, 1995 to 9.6% for the year ended December 31, 1996, which is a result of the decrease in school operating profit margins described above.

  Net cash provided by operating activities increased to $4,775,059 in 1996 compared to $4,037,239 in 1995 which was an 18% increase. Another key measure of the Company's cash generating ability is its EBITDA (earnings before interest, taxes, depreciation and amortization expenses). EBITDA increased to $8,239,000 in 1996 from $5,902,000 in 1995 which was a 40% increase. EBITDA is not a measure of performance, under generally accepted accounting principles, however the Company and the investment community consider it a key indicator.

  Interest expense increased $164,829 or 9% to $2,004,392 for the year ended December 31, 1996, which was due to increased debt relating to the acquisitions and new school development.

  Other income increased $356,923 or more than 250% to $482,647 which was due to interest income earned on the proceeds of the private placement of approximately $11,600,000 in March 1996.

  Pretax income increased $1,474,389 or 58% to $4,024,685 for the year ended December 31, 1996 as compared to the prior year. The increase is a result of
(1) an increase in operating profit as a result of the growth of the Company and
(2) interest income related to the approximately $11,600,000 private placement.

  Income tax expense increased $2,917,383 to $1,561,793 for the year ended December 31, 1996. The increase in taxes was due to the Company being fully taxed in 1996 as compared to recording a tax benefit in 1995 of $2,105,400.
This credit was based upon the adoption of SFAS 109 in 1992 and the subsequent reduction of the Company's valuation allowance due to its more recent historical profitable operating performance and its projections for the future. Consequently, 1996 is the first year the Company is fully taxable. The Company anticipates this trend to continue.

  Net income decreased $1,380,994 or 36% to $2,462,892 for the twelve months ended December 31, 1996 as a result of the Company reversing the valuation allowance in 1995 and recording taxes in 1996 at a 38.8% rate as described above. If pretax net income in 1995 were taxed at an effective rate of 38.8%, on a pro forma basis, net income would have increased $990,055 or 62%. Fully diluted earnings per share, on the same pro forma basis, would have increased from $.25 per share in 1995 to $.34 per share in 1996, or a 36% increase.

  Fully diluted earnings per share decreased from $.63 per share for the year ended December 31, 1995 to $.34 for the year ended December 31, 1996. Common shares and shares equivalents on a fully diluted base increased 1,133,662 or 18.5% from 6,129,121 for the year ended December 31, 1995 to 7,262,783 for the year ended December 31, 1996, as a result of raising equity capital and issuing stock in connection with acquisitions.

Fiscal year 1995 compared to fiscal year 1994.

  As of December 31, 1994, the Company operated 68 schools. During the year ended December 31, 1995, the Company acquired in both assets and stock transactions, 27 operating schools, and three schools under development, which consisted of (1) eight schools operated by Carefree Learning Centers, and three under development, located in Pennsylvania, (2) ten schools operated by Educo, Inc., located in Maryland, Virginia, North Carolina and South Carolina and (3) nine schools operated by Children Today, Inc., located in Indiana. In addition, the Company opened seven new schools in various locations and divested one school in Florida. As of December 31, 1995, the Company operated a total of 101 schools.

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins in 1995 and 1994 into three categories of Baseline Schools, Acquired Schools and New Schools:


                                       % of                     % of       1995-1994
                          1995       Revenue       1994       Revenue     Variance ($)
                          ----       -------       ----       -------     -----------
BASELINE SCHOOLS
Revenues               $32,379,813    100.00%   $32,448,399    100.00%     $  (69,187)
Operating Profit       $ 6,695,236     21.01%   $ 6,037,123     18.61%     $  658,236
                       -----------    ------    -----------    ------      ----------

ACQUIRED SCHOOLS
Revenues               $ 7,102,124    100.00%   $         0      0.00%     $7,102,124
Operating Profit       $   885,474     12.05%   $         0      0.00%     $  885,474
                       -----------    ------    -----------    ------      ----------

NEW SCHOOLS
Revenues               $ 4,672,430    100.00%   $ 1,923,102    100.00%     $2,749,328
Operating Profit       $   695,173     14.88%   $   173,841      9.04%     $  521,332
                       -----------    ------    -----------    ------      ----------


Total Net Revenues     $44,154,367    100.00%   $34,371,501    100.00%     $9,782,866
                       ===========    ======    ===========    ======      ==========
Total School           $ 8,245,883     18.68%   $ 6,210,964     18.07%     $2,034,919
 Operating Profit      ===========    ======    ===========    ======      ==========

  In 1995, Baseline Schools showed a $69,187 decline compared to 1994. This decline was caused by the divestiture of non-core southeastern centers in late 1994 reducing revenues by $442,432 partially offset by a $373,245 increase in the remaining schools. Despite the revenue decline, the operating profit from Baseline Schools increased $658,236 as the previously identified centers generated losses in 1994. Operating margins improved significantly in 1995 to 21% from 18.6% in 1994 primarily due to the divestiture of the southeastern centers.

  In 1995, Acquired Schools generated $7,102,124 in revenues, operating profits of $885,474 and operating profit margins of 12.94%. Operating margins of Acquired Schools have the added burden of amortization expense of goodwill. Operating margins before amortization of goodwill was 13%. There were no Acquired Schools in 1994.

  In 1995, New Schools generated a $2,749,328 increase in revenues compared to 1994. This growth is from the combination of the maturing of the four preschools opened in 1994 and the first year impact of the seven preschools opened in 1995. Operating profit increased $521,332 in 1995 from 1994 despite a $57,355 loss for the seven 1995 new preschools developed. As the four new preschools opened in 1994 increased their operating profits by $578,687. Operating profit margins of New Schools increased to 14.9% in 1995 from 9% in 1994 mainly due to the significant improvement of the four 1994 New Schools which generated operating margins of 24.5% in 1995.

  Overall, in 1995, the Company's total revenues increased $9,782,866, operating profits increased $2,034,919 and operating profit margins increased to 18.7% from 1994 as explained above.

  General and administrative expenses decreased as a percent of revenues from 7.84% in 1994 to 7.7% in 1995. The percentage decrease is due to efficiencies resulting from growing the base of the Company. General and administrative expense increased $699,864 or 26%. This increase was related primarily to the increase in staff as a result of the acquisitions.

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

  Operating income increased $1,035,055 or 31% from $3,314,888 for the year ended December 31, 1994 to $4,349,943 for the year ended December 31, 1995. The increase is a result primarily of increased school operating profit as detailed above.

  Net cash provided by operating activities increased to $4,037,239 in 1996 compared to $2,897,905 in 1994 which was a 39% increase. The Company's EBITDA (earnings before interest, taxes, depreciation and amortization expenses) increased to $5,902,000 in 1995 from $4,188,000 in 1994 which was a 41%
increase.    EBITDA is not a measure of performance, under generally accepted accounting principles, however the Company and the investment community consider it a key indicator.

  Interest expense increased $616,592 or 50% from $1,222,971 for the year ended December 31, 1994 to $1,839,563 for the year ended December 31, 1995. The increase in interest is due to higher debt levels associated with the acquisitions which include $6,000,000 of subordinated debt at 14% and 8.5% mortgage loans on the Carefree properties.

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

  In 1992, the Company changed its method of accounting for income taxes through the adoption of SFAS 109. In 1992 and 1993, a valuation allowance of $3,700,000 had been recorded relating to the net operating loss. In 1994, the Company reduced the valuation allowance and recognized $510,300 of the deferred tax asset. The 1994 estimate recorded was based on the analysis of the positive operating performance of the prior two years and projected taxable income of 1994 and 1995. In 1995, based on three years of positive net income and the analysis of projections for the years 1996 though 1999, the Company removed the remaining valuation allowance. Accordingly, such amounts were recorded as a credit to income tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

  Management is currently pursuing a three-pronged growth strategy to expand the Company which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets and (3) strategic acquisitions. During 1997, the Company intends to fund its growth strategy and its cash needs through (1) the $10,000,000 available balance of its revolving line of credit, (2) the use of site developers to build schools and lease them to the Company, (3) the $15,000,000 commitment from AEI, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. If the need arises, the Company may also effect additional debt or equity financings.

  The Company anticipates that its existing available principal credit facilities, cash generated from operations, continued support of site developers to build and lease schools and funds from AEI will be sufficient to satisfy the working capital needs of the Company and the building of new schools in the near term future.

  The Company is continuing to look for quality acquisition candidates. Depending on the size of future acquisitions, the Company may need to seek funds from additional debt or equity placements.

  The Company has historically funded its growth and cash needs through bank borrowings, cash flow from operations and the proceeds of equity private placements. On March 5, 1996, the Company raised net proceeds of $11.6 million through the private placement of 1,000,000 shares of its Common Stock. The Company has used and is using such proceeds (1) to build new schools, (2) to make strategic acquisitions and (3) for general working capital purposes. In December 1996, the Company entered into a Multi-Site Sale Leaseback Agreement with AEI Fund Management, Inc. Under that agreement, AEI agreed to purchase from Nobel in sale/leaseback transactions up to $15,000,000 worth of parcels through the end of 1999 (subject in each case to AEI's standard credit, site and other due diligence review). The agreement also provides that AEI will provide Nobel with land acquisition and construction loan financing for each project.

  In November 1996, the Company entered into the Fourth Amendment of its Loan and Security Agreement with its senior lender, which increased the Company's line of credit from $7,500,000 to $10,000,000. In addition, the bank extended the maturity of the revolving line of credit one year to 1999 and both term loans to 2001. The bank also increased the flexibility of the Company's ability to open new schools and complete acquisitions without bank consent.

  At December 31, 1996, the Company's loans from its senior lender consisted of: a $7,500,000 term loan ("Term Loan I"), of which $6,450,000 was outstanding; a $6,000,000 term loan ("Term Loan I"), of which $5,320,000 was outstanding; and, a $10,000,000 line of credit, none of which was outstanding. The Term Loan I bears interest at 8-1/2% and requires quarterly principal payments as follows:
$200,000 each quarter from December 1, 1995 through September 1, 1996; $250,000 each quarter from December 1, 1996 through September 1, 1999; and $300,000 each quarter from December 1, 1999 through September 1, 2001. The Term Loan II, which was extended on April 6, 1996, bears interest at 8% and requires quarterly principal payments as follows: $200,000 each quarter through September 1, 1996; $280,000 each quarter from December 1, 1996 through September 1, 1999; $350,000 each quarter through June 1, 2001, with the remaining balance due on September 1, 2001. The revolving line of credit bears interest at a LIBOR based performance rate and matures September 1, 1999. As of December 30, 1996, $10.0 million was available to the Company under this line of credit.

  On March 20, 1997, the Company entered into the Fifth Amendment of its Loan and Security Agreement with its primary lender which, among other changes, increased the permitted number of new school construction projects on the Company's balance sheet to ten annually, and permitted the Company to own at any time seven tracts of land being held for school development with an aggregate $3,500,000 purchase price. This amendment gives the Company greater flexibility to pursue its growth strategy.

  The Company generally seeks to accomplish development of new schools without significant expenditures of cash by entering into arrangements with real estate developers to build new schools. The Company commits to enter into a long-term lease for a new school from the third party owner. The Company also has available $15,000,000 from AEI to build new schools through sale/leaseback transactions.

  In 1997, the Company plans to convert approximately six of its child care centers to Chesterbrook Academy schools. When a conversion takes place, the Company upgrades the curriculum and equipment, retrains the teachers and changes signage. The Company estimates the capitalized cost of a conversion to be $30,000 to $40,000 per location. The Company anticipates that cash generated from operations and its line of credit will be sufficient to fund the cost of the conversions.

  Additionally in 1997, the Company will begin to upgrade its management information system to link the schools to the corporate office as well as to other schools. Management anticipates that the process will take several years and has projected that it may spend approximately $750,000 on this project in 1997.

  Total cash and cash equivalents increased $1,536,995 from $3,714,560 at December 31, 1995 to $5,251,555 at December 31, 1996. The net increase was due primarily to (1) the raising of $11,600,000 through a private placement of equity and (2) cash flow from operations totaling $4,700,000. Cash used in Investing Activities is as follows: (1) acquisitions of various schools totaling $5,400,000, (2) approximately $8,000,000 for building new schools and acquisition of land parcels for future development, (3) $1,400,000 for the purchase of land and buildings related to school acquisitions, (4) $460,000 for conversion of centers to Chesterbrook Academy schools, and (5) $2,800,000 for capital expenditures. These were offset by proceeds from the sale of property and equipment of approximately $8,700,000. In addition, the Company's cash provided by Financing Activities was offset by scheduled principal payments of approximately $2,000,000 and the prepayment of approximately $3,500,000 of mortgages on sale of property.

  Net cash flow from operations increased $737,820 or 18% from $4,037,239 as of December 31, 1995 to $4,775,059 as of December 31, 1996. The increase is primarily the result of a decrease in net income of $1,380,994 offset by an increase in depreciation and amortization of $698,293 and the use of the deferred tax asset of $1,206,894.

  The working capital deficit increased $519,943 from $831,042 at December 31, 1995 to $1,350,985 at December 31, 1996. The increase is a result of an increase in the Company's current portion of long term debt of $1,760,899 of which $500,000 is related to an acquisition and $1,260,899 is related to the Company refinancing the $6,000,000 14% subordinated debt with a second term loan with scheduled principal payments. The increase in debt was offset by an increase of current assets totaling $1,166,092.

TRENDS

  Looking forward into 1997, the Company sees a major reform taking place in the education market. The Company plans to capitalize on the growing need for improved quality education. In 1996 and 1997, the Company built new elementary and middle schools which incur larger initial losses in the first year as compared to a preschool but offers higher margins in the later years. The Company plans to open five to six elementary schools in 1997, and continue such development on an accelerated pace.

  A significant portion of the Company's 1995 and 1996 growth was through acquisitions. In one of the acquisitions, located in Indianapolis, several of the schools are performing under expectations, which is creating losses in that region, and it is taking longer than anticipated to improve several of the schools. Management is evaluating several alternatives to return those schools to acceptable operating levels.

  In California, the Company has felt competitive pressures for teachers. The state has committed to lowering the student/teacher ratio in kindergarten, first, and second grades of its public schools. This commitment has created a higher demand for teachers as school districts seek to fill new positions. While several of the Company's teachers left the Company to work for public schools, the Company is taking aggressive steps to attract and maintain quality teachers. Enrollment was negatively impacted by these developments.

INFLATION

  The Company has not been significantly affected by inflation.

INSURANCE

  Companies involved in the education and care of children may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. Since 1995, the Company has been able to increase significantly the sublimit applicable to such coverage. There can be no assurance that in future years the Company will not again become subject to lower limits.

CAPITAL EXPENDITURES

  In 1997, the Company plans to convert six of its existing Rocking Horse Child Care Centers to Chesterbrook Academy schools. Capital expenditure requirements for each conversion are estimated to be $30,000 to $35,000 per school, with total costs projected to be $210,000. Cash flows from operations and the line of credit are anticipated to be sufficient to cover the costs. In addition, the Company plans to spend approximately $3,500,000 on capital expenditures in the remaining schools.

  The Company is continuously maintaining and upgrading the property and equipment of each school. During 1996, the Company spent $2,800,000 on capital expenditures which included upgrading playgrounds, purchasing new equipment and technology and books, making purchases relating to new school startup and improving the equipment and facilities of some of the acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997 the FASB issued SFAS No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-26 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers and directors of the Company are as follows:

            Name           Age                      Position
---------------------------------------------------------------------------------
    A. J. Clegg             57  Chairman of the Board of Directors, President
                                and
                                Chief Executive Officer; Director (since 1992)
    John R. Frock           53  Executive Vice President-Corporate Development;
                                Assistant Secretary; Director (since 1992)
    Brian C. Zwaan          38  Executive Vice President and Chief Financial
                                Officer
    D. Scott Clegg          34  Executive Vice President - Operations
    Yvonne DeAngelo         39  Vice President - Administration and Finance;
                                Secretary
    B. Robin Eglin          40  Vice President - Real Estate Development
    Barbara Z. Presseisen   60  Vice President - Education
    Edward Chambers         60  Director (since 1988)
    Peter H. Havens         42  Director (since 1991)
    Janet L. Katz           50  Director (since 1994)
    Morgan R. Jones         57  Director (since 1991)
    John H. Martinson       49  Director (since 1994)
    Eugene G. Monaco        69  Director (since 1995)

  The following description contains certain information concerning the foregoing persons:

A.J. Clegg. Mr. Clegg was named Chairman of the Board and Chief Executive Officer of the Company on May 29, 1992. Since 1989, Mr. Clegg has also served on the Advisory Board of Drexel University and, in 1996, was named as a member of the Board of Trustees of Drexel University. Since June 1990, Mr. Clegg has also served as the Chairman and CEO of JBS Investment Banking, Ltd., which provides investment management and consulting services to businesses and formerly provided services to the Company through an Administrative Services Agreement. Mr. Clegg's responsibilities for JBS Investment Banking, Ltd. do not require material amounts of his time. In 1979, he formed Empery Corporation, an operator of businesses in the cable television and printing industries, and held the offices of Chairman, President and CEO during his tenure (1979-1993). In addition, Mr. Clegg served as Chairman and CEO of TVC, Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-1993), a manufacturer of electronic senswitches. Mr. Clegg has also served on the board of directors of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991.

John R. Frock. Mr. Frock was named Executive Vice President - Corporate Development on August 1, 1994. Mr. Frock was elected to the Board of Directors of the Company on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., which provided investment management and consulting services to businesses (which included Nobel). During the past five years, Mr. Frock also served as the Chairman and Chief Executive Officer of Avant Guarde Enterprises, Ltd.; President and Chief Operating Officer of SBF Communications Graphics, a business forms printer located in Philadelphia, PA; President of Globe Ticket and Label Company; and President of the Graphics Group of Empery Corporation.

Brian C. Zwaan. Mr. Zwaan joined Nobel as Chief Financial Officer in December 1996. Prior to joining Nobel, Mr. Zwaan was Senior Vice President of Summit Bancorp, managing commercial operations in Southeastern Pennsylvania focusing on middle market corporations with revenues between $15 million and $250 million. Mr. Zwaan has over 16 years experience in the finance and accounting industries, including areas of strategic planning, acquisition underwriting and integration, budget management and sales and marketing. He is a licensed CPA in the state of Pennsylvania.

D. Scott Clegg. Mr. Clegg was named Vice President - Operations for the Merryhill Country Schools division in June 1993 and Vice President - Operation, with responsibility for nationwide operations in early 1996. He was formerly Vice President of New Business Development at JBS Investment Banking, Ltd. Mr. Clegg also served as General Manager and Chief Operating Officer of Dynasil Corporation of America, a public company, and also served as a member of Dynasil's Board of Directors.

Yvonne DeAngelo. Ms. DeAngelo was appointed Vice President - Finance and Administration in December 1995. She had served as Controller since March 1989. Ms. DeAngelo has also served as Secretary since May 1992. Before joining Nobel Education Dynamics, Inc., she served as Senior Auditor for Coopers and Lybrand from 1986 to 1989.

B. Robin Eglin. Mr. Eglin was named Vice President - Real Estate Development in April 1995. Mr. Eglin was formerly Vice President of Carefree Learning Centers, Inc. and Keystone Real Estate Development Company, Inc., wholly-owned for-profit subsidiaries of Pennsylvania Blue Shield, where he was in charge of all real estate, finance and accounting activities. Mr. Eglin joined Carefree in 1989.

Barbara Z. Presseisen.  Dr. Presseisen was named Vice President - Education in
June 1996.   Dr. Presseisen served in several positions over 24 years at
Research for Better Schools, one of the ten regional educational laboratories sponsored by the U.S. Department of Education, located in Philadelphia, Pennsylvania. In her most recent capacity, Director of National Networking, she worked with several major school districts on staff development and program improvement, as well as coordinated training and conferences on curriculum and student achievement with other laboratories and a number of professional associations and universities. Dr. Presseisen has authored a number of books and research reports, and has been an invited lecturer at many national and regional programs. Most recently, prior to joining Nobel, Dr. Presseisen consulted on educational design and product development for the Walt Disney Company from December 1995 to June 1996.

Edward H. Chambers. Mr. Chambers has served as Executive Vice President - Finance and Administration of Wawa, Inc. since March 1988. During the period April 1984 through March 1988, he served as President and Chief Executive Officer, and as a director, of Northern Lites, Ltd., an owner and operator of quick-service restaurants operating pursuant to a franchise from D'Lites of America, Inc. From 1982 to July 1984, Mr. Chambers was President - Retail Operations of Kentucky Fried Chicken Corp., a franchiser of quick-service restaurants. He is also a director of Davco, Inc., a franchisee of Wendy's International, Inc. and a director of Riddle Memorial Hospital.

Peter H. Havens. Mr. Havens has been Executive Vice President of Bryn Mawr Bank Corporation since May 1995 overseeing the Trust Division. From 1982 through May 1995, Mr. Havens served as manager of Kewanee Enterprises, a private investment firm located in Bryn Mawr, Pennsylvania. He is also Chairman of the Board of Directors of Petroferm, Inc. and a director of Bryn Mawr Bank Corporation, Ursinus College and Independence Seaport Museum.

Morgan R. Jones. Mr. Jones has been a partner in the law firm Drinker Biddle & Reath, Philadelphia, Pennsylvania since 1970, and is presently Chairman of the firm. Mr. Jones also serves on the Board of Directors of Mack Printing Companies, Inc.

Janet Lea Katz. Ms. Katz has both a Masters and a Doctorate in Education from Columbia University and is currently serving as the building administrator at Bogert School in Upper Saddle River, New Jersey. Ms. Katz has held various positions throughout her career in education, including speech arts teacher, coordinator and therapist for speech and language programs for elementary school and research assistant for the study of learning disabilities at Columbia University, and is presently the curriculum coordinator for Upper Saddle River Schools, Upper Saddle River, New Jersey, as well as the building administrator at Bogert School.

John Martinson. Mr. Martinson is Managing Partner of Edison Venture Fund which he founded in 1986. He also serves on the Board of Directors of the National Venture Capital Association, Dendrite International, Inc. and eleven private companies.

Eugene G. Monaco. Mr. Monaco has both a J.D. from Temple Law School and M.S. in Mechanical Engineering from the University of Delaware and, from January 1, 1990 until his retirement in late 1995, served as a Judge for the Delaware County District Court. He also served as an Instructor in Kinematics and Dynamics at Drexel University, a Lecturer in child abuse at Penn State University, and was the Chief Negotiator for the Rose Tree Media School Board. He also served as Assistant District Attorney in Media, Pennsylvania and Engineering Negotiator for Westinghouse Electric for 32 years.

  John Martinson serves on the Board as the designee of Edison Venture Fund II, L.P., the majority holder of the Series C Convertible Preferred Stock, which was issued in August 1994.

  A. J. Clegg's son, D. Scott Clegg, is the Executive Vice President - Operations of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION TABLES

  The following tables contain compensation data for the Chief Executive Officer and each other executive officer of the Company whose salary and bonus in 1996 aggregated to at least $100,000.

SUMMARY COMPENSATION TABLE
                                  -----------------------------------------------------------------------------------
                                                                                            LONG TERM
                                                         ANNUAL COMPENSATION           COMPENSATION AWARDS
                                  -----------------------------------------------------------------------------------
                                                            OTHER                  SECURITIES            ALL
                                                            ANNUAL     RESTRICTED  UNDERLYING            OTHER
NAME AND                                                    COMPENS    STOCK       OPTIONS/              COMPENS
PRINCIPAL POSITION                YEAR  SALARY    BONUS/1/  ATION/2/   AWARDS      SARS/3/               ATION/4/
---------------------------------------------------------------------------------------------------------------------
A.J. CLEGG                        1996  $201,465   $     0    $     0                        0                $3,332
Chairman, President and           1995   160,014   $96,000    $     0                   45,000                 2,052
Chief Executive Officer /5, 6/    1994    57,851    39,978    $     0                        0

JOHN R. FROCK                     1996  $112,119   $     0    $13,840                        0                $1,587
Executive Vice President /7/      1995    98,082   $33,750     13,549         /8/          /8/                   746
                                  1994    32,539    14,055     14,950                        0

D. SCOTT CLEGG                    1996  $102,816   $     0    $     0                   30,000                $1,245
Executive Vice President          1995    82,087   $29,400    $     0                    5,000                   127
 - Operations                     1994    73,238    13,320    $     0                        0                   127

B. ROBIN EGLIN                    1996  $101,018   $     0    $13,841                        0                $1,086
Vice President - Real             1995    72,322              $10,380                    3,000
Estate Development /9/                             $19,500                                                    $  756

(1) Bonuses are reported with respect to the fiscal year earned, although paid in the following year. No bonuses were paid to the named executives for 1996; however, in January 1997, these executives received additional stock option grants.

(2) The amounts reported for John R. Frock consisted of (i) $7,800, $7,800 and $3,082 for automobile expenses in 1996, 1995 and 1994, respectively, and
    (ii) $5,760, $5,511 and $895 for health insurance in 1996, 1995 and 1994, respectively. The amounts reported for B. Robin Eglin consisted of (i) $7,800 and $5,850, for automobile expenses in 1996 and 1995, respectively, and (ii) $6,041 and $4,530 for health insurance in 1996 and 1995, respectively. While other named executives enjoy certain similar perquisites, for fiscal year 1996, perquisites and other personal benefits for such executive officers did not exceed the lesser of $50,000 or 10% of any such executive officer's salary and bonus and accordingly have been omitted from the table as permitted by the rules of the Securities and Exchange Commission.

(3) Options granted to A.J. Clegg were granted on December 18, 1995; options granted to D. Scott Clegg were granted on November 18, 1995 and June 21, 1996, respectively; options granted to B. Robin Eglin were granted on December 18, 1995. All such options vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant.

(4) Other compensation in 1996: for A.J. Clegg consisted of $2,290 for life insurance and $1,042 for employer matching 401(k) plan contributions; for John R. Frock consisted of $984 for life insurance and $603 for employer matching 401(k) plan contributions; for D. Scott Clegg consisted $365 for life insurance and $880 for employer matching 401(k) plan contributions; and for B. Robin Eglin consisted of $540 for life insurance and $546 for employer matching 401(k) plan contributions.

(5) In August 1994, A.J. Clegg was hired as an employee of the Company in the position of Chairman and Chief Executive Officer. Prior to this time, Mr. Clegg was the Chairman and Chief Executive Officer of JBS Investment Banking, Ltd. ("JBS"). On May 29, 1992, pursuant to a private placement offering, the Company entered into a three year Administrative Services Agreement with JBS, pursuant to which JBS provided management and advisory services to the Company and received certain management fees. The fixed fee portion of this agreement was terminated in August 1994 when Mr. Clegg joined the Company as a full time employee. During 1995 and 1994, respectively, the Company paid fees to JBS approved by the Board totaling $8,289 and $200,374 for the services of JBS personnel, which included A.J. Clegg, John R. Frock and four other persons. Mr. Clegg joined the Company as a full time employee on August 1, 1994.

(6) On March 1, 1995, the Board of Directors approved an increase in Mr. Clegg's base salary of $20,000, from $160,014 to $180,014. Mr. Clegg voluntarily declined taking such increase in 1995.

(7) John R. Frock joined the Company as a full time employee on August 1, 1994.

(8) The Company made a Restricted Stock Award to Mr. Frock under the 1995 Stock Incentive Plan of 25,000 shares of Common Stock on March 19, 1996. However, these shares were never issued, and the Company and Mr. Frock subsequently agreed to the cancellation of such award. Further, on December 18, 1995, the Company granted Mr. Frock an option to purchase 25,000 shares of common stock, which option was canceled in March 1996.

(9) B. Robin Eglin joined the Company in April 1995.

OPTIONS/STOCK APPRECIATION RIGHTS GRANTED IN 1996

                                                                           POTENTIAL REALIZED VALUE AT ASSUMED
                                                                               ANNUAL RATES OF STOCK PRICE
                                                                              APPRECIATION FOR OPTION TERM
                                               INDIVIDUAL GRANTS                       (10 YRS.)/1/
                            ----------------------------------------------------------------------------------
                              NUMBER OF     % OF TOTAL
                             SECURITIES      OPTIONS/
                             UNDERLYING    SARS GRANTED    EXERCISE                AT 0%     AT 5%    AT 10%
                               OPTION/        TO ALL       OR BASE                 ANNUAL   ANNUAL    ANNUAL
NAME OF                         SARS       EMPLOYEES IN   PRICE PER   EXPIRATION   GROWTH    GROWTH   GROWTH
EXECUTIVE                    GRANTED/ 2/     1996 /3/        SHARE      DATE        RATE      RATE      RATE
--------------------------------------------------------------------------------------------------------------
A. J. Clegg                             0          0.00%          n/a         n/a       $0  $      0  $      0
John R. Frock                           0          0.00%          n/a         n/a       $0  $      0  $      0
D. Scott Clegg                     30,000         51.72%       $14.25     6/21/06       $0  $268,853  $681,325
B. Robin Eglin                          0          0.00%          n/a         n/a       $0  $      0  $      0

---------
(1) The potential realizable values are based on an assumption that the stock price of the shares of Common Stock of the Company appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code of 1986, as amended, and any applicable state laws, or option provisions providing for termination of an option following termination of employment, nontransferability, or vesting over periods of up to three years. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth of the shares of the Company's Common Stock.

(2) Options granted D. Scott Clegg were granted on June 21, 1996 upon his promotion to Executive Vice President - Operations and vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant.

(3) During 1996, the Company granted to employees options to purchase an aggregate of 58,000 shares of Common Stock.



AGGREGATED OPTION/STOCK APPRECIATION RIGHTS EXERCISED IN 1996

AND VALUE OF OPTIONS AT
 DECEMBER 31, 1996


                                                        NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                        OPTIONS AT DECEMBER 31,     IN-THE-MONEY OPTIONS AT
                                    EXERCISED IN 1996          1996                   DECEMBER 31, 1996
                            --------------------------------------------------------------------------------------
NAME OF EXECUTIVE              SHARES
                             ACQUIRED ON    VALUE
                               EXERCISE    REALIZED  EXERCISABLE    UNEXERCISEABLE    EXERCISABLE  UNEXERCISEABLE
------------------------------------------------------------------------------------------------------------------
A. J. Clegg                             0          0       15,000              30,000      $     0              $0
John R. Frock                           0          0            0                   0      $     0              $0
D. Scott Clegg                          0          0        7,917              33,333      $39,075              $0
B. Robin Eglin                          0          0        1,000               2,000      $     0              $0
                           ---------------------------------------------------------------------------------------

None of the above named executive officers held any stock appreciation rights at December 31, 1996.

COMPENSATION OF DIRECTORS

  The Company pays director (other than A. J. Clegg) an annual retainer of $6,000 which is paid quarterly and pays members of committees of the Board (other than A. J. Clegg) $750 per meeting for each committee meeting attended. (John Frock's compensation reported in the Summary Compensation Table does not include such fees.)

  The Company's 1995 Stock Incentive Plan provides that as of March 31, 1996 and each subsequent March 31 that the Plan is in effect, each individual serving as a director of the Company, who is not an officer or employee thereof, will be granted a nonqualified stock option to purchase 500 shares of Common Stock if the individual served as a director for the entire previous fiscal year and the Company's pre-tax income for such fiscal year increased at least 20% from the prior fiscal year. Pursuant to the Plan, each of Messrs. Chambers, Havens, Jones and Martinson and Ms. Katz received an option to purchase 500 shares of Common Stock on March 31, 1996, and each of Messrs. Chambers, Havens, Jones, Martinson and Monaco and Ms. Katz received an option to purchase 500 shares of Common Stock on March 31, 1997.

EXECUTIVE SEVERANCE PLAN

  In March 1997, the Company adopted an Executive Severance Pay Plan (the "Plan"). The Plan covers each of the four executive officers named in the table on page 26, as well as four other officers and key executives of the Company, and persons who succeed to the positions held by such executives and such other additional employees or positions as determined by written resolution of the Board from time to time (collectively, the "Eligible Executives"). Under the Plan, if the employment of an Eligible Executive with the Company terminates following a Change of Control (as defined in the Plan) of the Company, under specified circumstances, the Eligible Executive will be entitled to receive the severance benefit specified in the Plan. The amount payable to an Eligible Executive would equal (a) the Eligible Executive's salary for a period of months equal to six plus the number of years of service of the Eligible Executive as of the date of termination (or two times the number of years of service, if he or she has completed at least three years of service as of the termination date), subject to a maximum of 18 months' pay, plus (b) the bonus which would have been payable to the Eligible Executive for the year in which employment was terminated pro rated based on the number of months of employment in the year of termination.

AGREEMENTS WITH EXECUTIVE OFFICER

  The Company and John R. Frock are parties to a Noncompete Agreement which provides that the Company will make a payment to Mr. Frock following his termination for any reason if, within 30 days of his termination date, Mr. Frock delivers a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. The amount of such payment will equal $85,000 if the termination date is prior to December 1, 1997, $170,000 if the termination date is on or after December 1, 1997 and on or before November 30, 1998, and $255,000 if the termination date is after November 30, 1998. The Company and Mr. Frock are also parties to a Contingent Severance Agreement which provides that if Mr. Frock's employment is terminated because (i) the Company terminates Mr. Frock's employment without Cause (as defined in the agreement) or
(ii) Mr. Frock resigns following a Change of Control (as defined in the agreement), within 20 days following the date of termination, the Company must make a severance payment to Mr. Frock. The amount of such payment would be calculated in the same manner as a payment under the Noncompete Agreement. The Company will not under any circumstance be required to make a payment to Mr. Frock under both the Noncompete Agreement and the Contingent Severance Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

  The following table shows information concerning the beneficial ownership of the Company's Common Stock as of February 15, 1997 by each director, by each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report, by all directors and executive officers as a group, and by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days of February 15, 1997 through the exercise of any stock option or right or conversion of any convertible security or otherwise. As of February 15, 1997, the Edison Venture Fund II, L.P., Allied Capital Corporation and affiliated funds, and A. J. Clegg were the only persons or group of persons known to the Company as beneficially owning more than 5% of the outstanding Common Stock of the Company. The Edison Venture Fund II, L.P. has its principal executive office at 997 Lenox Drive #3, Lawrenceville, New Jersey 08648. Allied Capital Corporation and affiliated funds have their principal executive offices at 1666 K St., N.W., Suite 901, Washington, DC 20006. A. J. Clegg's address is c/o Nobel Education Dynamics, Inc., Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, Pennsylvania 19063.

                                Number of Shares of            Percent
                                   Common Stock                   of
Name of Beneficial Owner        Beneficially Owned            Class (1)
------------------------        ------------------            ---------
A. J. Clegg                          569,352     (2)               9.04%
Edward H. Chambers                    22,730     (3)                *
John R. Frock                         27,200     (4)                *
Peter H. Havens                       12,609     (5)                *
Morgan R. Jones                       10,599     (6)                *
Janet Katz                            29,900     (7)                *
John Martinson                       629,532     (8)               9.74%
Eugene Monaco                          1,000                        *
D. Scott Clegg                         7,917     (9)                *
B. Robin Eglin                         1,000    (10)                *
Edison Venture Fund II, L.P.         629,032    (11)               9.74%
Allied Capital Corporation           575,000    (12)               8.98%
All directors and executive        1,314,881    (13)              18.76%
 officers as a group
 (13 persons)
*  Less than 1%.                                  [See notes on following page]

(1) The numbers set forth above reflect the percentage of outstanding Common Stock currently owned by each holder listed and the percentage of outstanding Common Stock which would be owned by each such holder giving effect to the conversion of all shares of Preferred Stock and exercise of all options and warrants held by such holder, but not to such conversion or exercise by any other person.

(2) Of these shares, 100,806 shares are issuable upon conversion of Series C Preferred Stock of the Company, 20,161 shares are issuable upon the exercise of warrants and 15,000 are issuable upon exercise of currently exercisable stock options. In addition, Mr. Clegg is also the beneficial owner of an additional 430,885 shares owned of record by, or issuable upon the exercise of securities of the Company owned of record by, JBS Investment Banking, Ltd., a privately held corporation of which Mr. Clegg is a director, officer and controlling stockholder, as follows: 103,000 shares of Common Stock owned of record by JBS; 187,500 shares issuable upon the exercise of warrants held by JBS; and 140,385 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock owned of record by JBS. JBS may also be deemed to be the beneficial owner of these 430,885 shares. Mr. Clegg is also the beneficial owner of 2,500 shares of Common Stock owned by his spouse. This does not include shares beneficially owned by Mr. Clegg's adult children (including Scott Clegg, an officer of the Company), as to which he disclaims beneficial ownership.

(3) Consists of 14,750 shares of Common Stock which Mr. Chambers has the right to purchase upon the exercise of currently exercisable options, 1,470 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock, and 6,510 shares of Common Stock held by Mr. Chambers.

(4) Consists of 14,700 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock and 12,500 shares of Common Stock held by Mr. Frock.

(5) Consists of 7,250 shares of Common Stock which Mr. Havens has the right to purchase upon the exercise of currently exercisable options, 3,234 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Mr. Havens, and 2,125 shares of Common Stock held by Mr. Havens.

(6) Consists of 10,099 shares of Common Stock held by Mr. Jones and 500 shares of Common Stock which Mr. Jones has the right to purchase upon the exercise of currently exercisable options. Does not include shares owned by Mr. Jones's spouse and adult children as to which he disclaims beneficial ownership.

(7) Consists of 29,400 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Ms. Katz and 500 shares of Common Stock which Ms. Katz has the right to purchase upon the exercise of currently exercisable options.

(8) Mr. Martinson is a managing partner of Edison Partners II, the general partner of Edison Venture Fund II, L.P.. By virtue of his position as managing partner, Mr. Martinson may under the SEC's rules also be deemed a beneficial owner of the shares owned by Edison Venture Fund II, L.P. (See footnote 11.) Mr. Martinson disclaims beneficial ownership of such shares. Mr. Martinson also holds currently exercisable options to purchase 500 shares of Common Stock.

(9) Consists of 7,917 shares of Common Stock which Mr. Clegg has the right to purchase upon the exercise of currently exercisable options.

(10) Consists of 1,000 shares of Common Stock which Mr. Eglin has the right to purchase upon the exercise of currently exercisable options.

(11) Consists of 524,193 shares of Common Stock issuable upon the conversion of the Company's Series C Preferred Stock held by the Edison Venture Fund II, L.P. and 104,839 shares issuable upon the exercise of warrants held by the Edison Venture Fund II, L.P. By virtue of his position as managing partner of Edison Venture Fund II, L.P., Mr. Martinson may under the SEC's rules also be deemed a beneficial owner of these shares.

(12) Consists of an aggregate of 265,958 shares of Common Stock upon the conversion of the Company's Series D Preferred Stock and 309,043 issuable upon the exercise of warrants held by Allied Capital Corporation, Allied Capital Corporation II, Allied Investment Corporation and Allied Investment Corporation II.

(13) Consists of shares shown as beneficially held by all natural persons in this table, and an additional 2,792 shares of Common Stock which an executive officer not named in the table has the right to purchase upon the exercise of currently exercisable options and 250 shares owned by such executive officer.

Preferred Stock

  The following table shows information concerning the beneficial ownership of the Company's Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of February 15, 1997 by each director, by each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report, and by all directors and executive officers as a group. Directors and executive officers omitted from a section of the following table do not beneficially own shares of the series of Preferred Stock to which such section relates.

                                            Number of Shares of     Percent
Name of                                       Common Stock            of
Security        Name of Beneficial Owner    Beneficially Owned      Class
----------------------------------------------------------------------------
Series A      Edward H. Chambers                   5,000            0.44%
Preferred     A. J. Clegg                        477,500     (1)   42.12%
Stock         John R. Frock                       50,000            4.41%
              Peter H. Havens                     11,000            0.97%
              Janet Katz                         100,000            8.82%
              All directors and executive        643,500           56.76%
              officers as a group
              (11 persons)
--------------------------------------------------------------------------------
Series C      A. J. Clegg                        403,226           16.13%
Preferred     Edison Venture Fund II, L.P.     2,096,774           83.87%
Stock         John Martinson                   2,096,774     (2)   83.87%
              All directors and executive      2,500,000     (2)  100.00%
              officers as a group
              (11 persons)
--------------------------------------------------------------------------------
Series D      Allied Capital Corporation       1,063,830     (3)  100.00%
Preferred     All directors and executive              0
Stock         officers as a group
              (11 persons)
--------------------------------------------------------------------------------


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

(3) Shares are owned by Allied Capital Corporation, Allied Capital Corporation II, Allied Investment Corporation and Allied Investment Corporation II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          During 1996, legal services were rendered to the Company by Drinker Biddle & Reath, of which Morgan R. Jones, a director of the Company, is a partner and Chairman. Fees paid to this firm in 1996 were $128,015. The Company expects this firm to continue to provide such services in 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                      Page
                                                      ----
  (1) Financial Statements.

     Report of Independent Accountants..................F-1
     Consolidated Balance Sheets........................F-2
     Consolidated Statements of Income..................F-3
     Consolidated Statements of Stockholders' Equity....F-4
     Consolidated Statements of Cash Flows..............F-5
     Notes to Consolidated Financial Statements.........F-7

  (2) Financial Statement Schedules.

     Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

  (B) REPORTS ON FORM 8-K.

     On January 21, 1997, the Company filed a Report on Form 8-K reporting the closing of its acquisition of all of the outstanding common stock of five corporations under common control which owned six preschools operating under the name Another Generation.

  (C) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

Exhibit
Number    Description of Exhibit

2.1 Asset Purchase Agreement dated as of February 2, 1996 by and among Stony Point Learning Center, Inc., School's Out, Inc., Cascades Childcare, Inc. and Pump Road Child Care, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

2.2 Asset Purchase Agreement dated as of February 2, 1996 by and among Loudoun Children's Center, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

3.1 Registrant's Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

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

3.5 Registrant's Amended and Restated By-laws. (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

4.1 Loan and Security Agreement dated August 30, 1995 (the "Loan and Security Agreement") among the Registrant, certain subsidiaries of the Registrant and Summit Bank (formerly First Valley Bank). (Filed as Exhibit 4F to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.2 Second Amendment and Modification dated April 4, 1996 and Third Amendment and Modification dated July 2, 1996 to the Loan and Security Agreement. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

4.3 Fourth Amendment and Modification dated November 1, 1996 to Loan and Security Agreement. (Filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

4.4 Fifth Amendment and Modification dated March 20, 1997 to Loan and Security Agreement.

4.5 Term Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of Summit Bank. (Filed as Exhibit 4G to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.6 Line Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of Summit Bank. (Filed as Exhibit 4H to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.7 New Term Note dated November 1, 1996 in the principal sum of $6,000,000 payable to the order of Summit Bank.

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

10.3 1995 Stock Incentive Plan of the Registrant. (Filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-64701) filed on December 1, 1995 and incorporated herein by reference.)

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

10.14 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture
       Fund II-PA, L.P.   (Filed as Exhibit 10.14 to the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.15 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.16 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,173 shares (pre-reverse stock split) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 10.16 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

                                                   Number of Shares
                                               (pre-reverse stock split)
                                                    of Common Stock
Warrant No.                 Holder               (subject to adjustment)
-------------  --------------------------------  -----------------------

      2        Allied Capital Corporation II                     142,932
      3        Allied Investment Corporation                      92,713

      4        Allied Investment Corporation II                   50,220

10.17 Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds, and amendment thereto dated February 23, 1996. (Filed as Exhibit 4D to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.18 Amendment dated February 23, 1996 to Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.19 Form of subscription agreement entered into between Registrant and certain customers of Gilder, Gagnon, Howe & Co. relating to the offer and sale by the Company of 1,000,000 shares of its common stock. (Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.20 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997.

10.21 Employment Agreement dated June 4, 1996 between Registrant and Barbara Z. Presseisen.

10.22 Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant.

10.23 Contingent Severance Agreement dated as of March 11, 1997 between John R. Frock and the Registrant.

11 Statement re-computation of per share earnings dated year ended December 31, 1996, and made a part hereof.

21     List of subsidiaries of the Registrant.

23     Consent of Coopers & Lybrand L.L.P.

27     Financial Data Schedule

Certain schedules (and similar attachments) to Exhibits 2.1, 2.2, 4.1 and 4.2 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

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

Date:  March 28, 1997            NOBEL EDUCATION DYNAMICS, INC.


                            By:    /s/ A. J. Clegg
                               --------------------
                              A. J. Clegg
                              Chairman of the Board, President
                                and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                Position                               Date


  /s/ A. J. Clegg        Chairman of the Board,                 March 28, 1997
 -----------------       President and Chief
 A. J. Clegg             Executive Officer and Director



  /s/ Brian C. Zwaan     Executive Vice President,              March 28, 1997
 --------------------    Chief Financial Officer
 Brian C. Zwaan          (Principal Financial Officer)


  /s/ Yvonne DeAngelo    Vice President - Finance               March 28, 1997
 ---------------------   and Administration
 Yvonne DeAngelo         (Principal Accounting Officer)

 ---------------------   Director                               March 28, 1997
 Edward H. Chambers


  /s/ John R. Frock      Executive Vice President               March 28, 1997
 -------------------     and Director
 John R. Frock


 -------------------     Director                               March 28, 1997
 Peter H. Havens

  /s/ Morgan R. Jones    Director                               March 28, 1997
 ---------------------
 Morgan R. Jones


  /s/ Janet L. Katz      Director                               March 28, 1997
 -------------------
 Janet L. Katz


  /s/ John H. Martinson  Director                               March 28, 1997
 -----------------------
 John H. Martinson


  /s/ Eugene G. Monaco   Director                               March 28, 1997
 ----------------------
 Eugene G. Monaco

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
  the Board of Directors of
  Nobel Education Dynamics, Inc.:



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nobel Education Dynamics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 10, 1997, except
for Note 16 as to which the
date is March 20, 1997

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,   December 31,
ASSETS                                                                              1995           1996
------                                                                          -------------  -------------

Cash and cash equivalents                                                        $ 5,251,555    $ 3,714,560
Accounts receivable, less allowance for doubtful
  accounts of $103,009 in 1996 and 1995                                              779,075        727,097
Other accounts receivable                                                                  -        573,237
Prepaid rent                                                                         734,463        609,401
Prepaid insurance and other                                                          622,106        613,784
Deferred taxes                                                                       890,934        873,962
                                                                                 -----------    -----------
      Total Current Assets                                                         8,278,133      7,112,041
                                                                                 -----------    -----------

Property and equipment, at cost                                                   26,166,293     21,220,004
Accumulated depreciation                                                          (6,843,183)    (5,355,699)
                                                                                 -----------    -----------
                                                                                  19,323,110     15,864,305

Property and equipment held for sale (Southeast)                                   1,111,412      1,307,497
Note receivable                                                                      425,000        425,000
Cost in excess of net assets acquired                                             25,601,028     17,273,626
Deposits and other assets                                                          1,977,951      1,837,871
Deferred taxes                                                                       116,854      1,117,000
                                                                                 -----------    -----------

      Total Assets                                                               $56,833,488    $44,937,340
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current portion of long-term obligations                                         $ 2,847,308    $ 1,086,409
Current portion of subordinated debt                                                 529,348        285,253
Current portion of capital lease obligations                                          71,456         49,897
Accounts payable and other current liabilities                                     4,464,957      4,608,549
Unearned income                                                                    1,716,049      1,709,670
Escrow Payable                                                                             -        203,305
                                                                                 -----------    -----------
      Total Current Liabilities                                                    9,629,118      7,943,083
                                                                                 -----------    -----------

Revolving Line of Credit (unused portion $10,000,000)                                      -              -
Long-term obligations                                                             10,807,498     11,392,590
Capital lease obligations                                                            290,095        323,199
Deferred gain on sale/leaseback                                                       47,322         55,312
Minority interest in consolidated subsidiary                                         318,359        223,881
Long-term subordinated debt                                                        3,417,656      8,878,605
                                                                                 -----------    -----------

      Total Liabilities                                                           24,510,048     28,816,670
                                                                                 -----------    -----------

Commitments and Contingencies (Notes 2, 5, 8, and 15)

Stockholders' Equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,697,542 in 1996 and 5,505,150 in 1995 ($5,633,712 and
 $6,441,320 aggregate liquidation preference at December 31, 1996 and
 1995, respectively)                                                                   4,697          5,505
Common stock, $.001 par value, 50,000,000 shares  authorized, issued and
  outstanding 5,831,055 in 1996 and 4,095,094 in 1995                                  5,831          4,095
Additional paid-in capital                                                        37,665,713     21,818,344
Common Stock issuable (Educo), 312,500 shares                                              -      2,000,000
Accumulated deficit                                                               (5,352,801)    (7,707,274)
                                                                                 -----------    -----------

      Total Stockholders' Equity                                                  32,323,440     16,120,670
                                                                                 -----------    -----------

Total Liabilities and Stockholders' Equity                                       $56,833,488    $44,937,340
                                                                                 ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        ------------  ------------  ------------

Revenues                                $58,909,388   $44,154,367   $34,371,501
                                        -----------   -----------   -----------

Operating expenses:
    Personnel costs                      26,777,022    19,664,455    15,285,330
    Center operating costs                8,755,337     6,640,288     5,482,016
    Insurance, taxes, rent and other     11,335,866     8,091,531     6,329,865
    Depreciation and amortization         2,210,504     1,512,210     1,063,326
                                        -----------   -----------   -----------

                                         49,078,729    35,908,484    28,160,537
                                        -----------   -----------   -----------

School operating profit                   9,830,659     8,245,883     6,210,964
                                        -----------   -----------   -----------

General and administrative expenses       4,189,750     3,395,940     2,696,076
Litigation claim                                  -       500,000       200,000
                                        -----------   -----------   -----------

Operating income                          5,640,909     4,349,943     3,314,888
                                        -----------   -----------   -----------

Interest expense                          2,004,392     1,839,563     1,222,971
Other (income) expense                     (482,647)     (125,724)      106,960
Minority interest in income of
  consolidated subsidiary                    94,479        85,808        83,491
                                        -----------   -----------   -----------

Income before income taxes                4,024,685     2,550,296     1,901,466

Income tax (benefit) expense              1,561,793    (1,355,590)     (438,300)
                                        -----------   -----------   -----------

Net income before extraordinary item      2,462,892     3,905,886     2,339,766
                                        -----------   -----------   -----------

Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit                              -        62,000             -
                                        -----------   -----------   -----------

Net income                                2,462,892     3,843,886     2,339,766

Preferred stock dividends                   108,419       184,114       198,555
                                        -----------   -----------   -----------

Net income available to
  common stockholders                   $ 2,354,473   $ 3,659,772   $ 2,141,211
                                        ===========   ===========   ===========

Primary earnings per share
Net income before extraordinary item    $     0 .34   $      0.69   $      0.53
Extraordinary item                                -         (0.01)            -
                                        -----------   -----------   -----------
Net income                              $      0.34   $      0.68   $      0.53
                                        ===========   ===========   ===========

Fully diluted earnings per share
Net income before extraordinary item    $      0.34   $      0.64   $      0.46
Extraordinary item                                -         (0.01)            -
                                        -----------   -----------   -----------
Net income                              $      0.34   $      0.63   $      0.46
                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                Additional     Common
                                 Preferred Stock             Common Stock        Paid-In       Stock      Accumulated
                               Shares       Amount        Shares       Amount    Capital      Issuable      Deficit        Total
                           ----------  ------------  ------------  ---------- ------------  ------------  ------------- ------------

Balance as of
January 1, 1994            2,484,320    $    2,484    15,418,063   $ 15,418   $17,222,137             -   $(13,508,257) $ 3,731,782
                           =========   ===========   ===========   ========   ===========   ===========   ============  ===========

Stock Options Exercised              -             -        27,000         27        25,285             -              -     25,312

Issuance of Preferred Stock
  less transaction costs  2,500,000         2,500             -          -     2,397,500             -              -     2,400,000

Preferred Dividends              -             -             -          -             -             -       (198,555)     (198,555)

Net Income                        -             -             -          -             -             -      2,339,766     2,339,766
                          ---------   -----------   -----------   --------   -----------   -----------   ------------   -----------

  December 31, 1994       4,984,320    $    4,984    15,445,063   $ 15,445   $19,644,922   $         -   $(11,367,046)  $ 8,298,305
                          =========   ===========   ===========   ========   ===========   ===========   ============   ===========

Stock Options Exercised           -             -       150,000        150       112,443             -              -       112,593

Warrants exercised                -             -       100,000        100        49,900             -              -        50,000

Common shares issuable            -             -             -          -             -   $ 2,000,000              -     2,000,000

Issuance of Preferred Stock  1,063,830      1,064             -          -    $ 1,998,936            -              -     2,000,000

Conversion of Preferred
 Stock                      (543,000)        (543)      638,568        639           (96)            -              -            -


One-for-four reverse stock
 split                               -          -   (12,238,537)   (12,239)       12,239             -              -             -

Preferred Dividends                  -          -             -          -             -             -        (184,114)    (184,114)

Net Income                           -          -             -          -             -             -       3,843,886    3,843,886
                             ---------   -----------   ----------- --------   -----------   -----------   -------------  -----------

December 31, 1995        5,505,150    $    5,505     4,095,094     $  4,095   $21,818,344   $ 2,000,000   $ (7,707,274)  $16,120,670

                         =========   ===========   ===========     ========   ===========   ===========   ============   ===========


Stock Options and Warrants
  Exercised and                 -             -        63,750           64       500,325             -              -       500,389
  related tax benefit
Common Shares Issuable          -             -       312,500          313     1,999,687    (2,000,000)             -             -

Common Shares Issued            -             -       122,270          122     1,739,878             -              -     1,740,000

Private Placement of
  Common Stock, net of
  transaction costs             -             -     1,000,000        1,000    11,606,908             -              -    11,607,908
Conversion of Preferred
   Stock                 (807,608)         (808)      237,441          237           571             -              -             -
Preferred Dividend              -             -             -            -             -             -       (108,419)     (108,419)
Net Income                      -             -             -            -             -             -      2,462,892     2,462,892
                        ---------   -----------   -----------     --------   -----------   -----------   ------------   -----------
December 31, 1996       4,697,542    $    4,697     5,831,055     $  5,831   $37,665,713             -    ($5,352,801)  $32,323,440
                        =========   ===========   ===========     ========   ===========   ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Year Ended December 31,
                             -----------------------------------------
                                  1996         1995           1994
                                  ----         ----           ----
Cash Flows from Operating
 Activities:
  Net Income                 $  2,462,892   $  3,843,886   $ 2,339,766
                             ------------   ------------   -----------
Adjustment to Reconcile
 Net Income
  to Net Cash Provided by
   Operating Activities:
  Depreciation and
   amortization                 2,137,110      1,512,210     1,063,326
  Depreciation related to
   non-operating centers           73,394         82,007        90,646
  Provision for losses on
   accounts receivable             87,306         96,867       119,212
  Provision for deferred
   taxes                        1,206,894              -             -
  Minority interest in
   income                          94,479         85,808        83,491
  Early extinguishment of debt          -         88,571             -
  Reversal of tax valuation
    allowance                           -     (1,480,672)     (510,300)
  Deferred gain amortization       (7,990)        (7,991)       (7,991)
Changes in Assets and
  Liabilities Net of Acquisitions
  (increase) decrease in:
  Accounts receivable            (139,286)      (128,245)     (331,452)
  Prepaid assets                  (74,206)      (187,848)       12,817
  Other assets and
   liabilities                   (243,385)      (175,813)      (69,585)
  Unearned income                (133,129)        46,329       (19,040)
  Accounts payable and
   accrued expenses              (689,020)       262,130       127,015
                             ------------   ------------   -----------
  Total Adjustments             2,312,167        193,353       558,139

Net Cash Provided by
 Operating Activities           4,775,059      4,037,239     2,897,905
                             ------------   ------------   -----------

Cash Flows from Investing
 Activities:
  Capital expenditures        (12,775,541)    (2,051,664)   (1,372,384)
  Proceeds from sale of
   property and equipment       8,636,151        251,225       463,760
  Payment for acquisitions
   net of cash acquired        (4,968,528)    (9,101,443)     (210,161)
  Other                                 -       (146,315)            -
                             ------------   ------------   ------------

Net Cash Used in Investing
 Activities                    (9,107,918)   (11,048,197)   (1,118,785)
                             ------------   ------------   -----------

Cash Flows from Financing
 Activities:
  Proceeds from term loan       6,000,000      7,500,000             -
  Proceeds from subordinated
    debt                                -      6,000,000             -
  Proceeds from real estate
    mortgage                            -      3,567,300             -
  Proceeds from other debt      1,500,000      3,671,697             -
  Transaction costs related
    to issuance of debt and
    stock                               -     (1,090,771)     (100,000)
  Proceeds from issuance
   of common stock             11,607,908        162,593        25,312
  Dividends paid to
   minority stockholders                -              -      (230,726)
  Repayment of long-term
   debt                        (7,022,874)   (11,699,432)   (4,025,322)
  Repayment of capital
   lease obligation               (49,897)       (55,641)      (62,484)
  Proceeds from issuance
   of preferred stock                   -      2,000,000     2,500,000
  Dividends paid to
   preferred stockholders        (108,419)      (184,114)     (198,555)
  Repayment of
   subordinated debt           (6,333,533)             -             -
  Proceeds from exercise
   of stock options               276,669              -             -
                             ------------   ------------   -----------

Net Cash Provided by (Used
 in) Financing Activities       5,869,854      9,871,632     (2,091,775)
                             ------------   ------------   ------------

Net increase (decrease) in
 cash and cash equivalents      1,536,995      2,860,674      (312,655)
Cash and cash equivalents
 at beginning of year           3,714,560        853,886     1,166,541
                             ------------   ------------   -----------
Cash and cash                  $5,251,555    $ 3,714,560     $ 853,886
equivalents at                 ==========    ===========   ===========
end of year

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                           SUPPLEMENTAL SCHEDULES FOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Year Ended December 31,
                                              --------------------------------------
                                                  1996          1995         1994
                                              ------------  ------------  ----------
Supplemental Disclosures of Cash
  Flow Information

Cash paid during year for:
  Interest                                    $ 1,973,531   $1,823,882   $1,228,431
                                              -----------   ----------  -----------
  Income taxes                                    434,498       137,423       64,721
                                              -----------   -----------   ----------

Noncash financing and investing activities
Tax benefit related to exercise of
 stock options and warrants                       223,720             -            -

Acquisitions
       Fair value of tangible assets acquired     842,016    6,847,961      190,000
  Cost in excess of net assets acquired         8,978,398     8,727,293            -
  Cash acquired                                  (573,237)      (29,630)           -

  Liabilities assumed                            (684,936)     (934,181)           -
  Notes issued                                 (1,853,713)   (3,310,000)           -
  Escrow held                                           -      (200,000)           -
  Common shares issued                         (1,740,000)   (2,000,000)           -
                                              -----------   -----------   ----------
  Total cash paid                             $ 4,968,528   $ 9,101,443   $  190,000
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

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies and Company Background:
     -----------------------------------------------------------------

Nobel Education Dynamics, Inc. (the "Company") was founded in 1982 and commenced operations in 1984. The Company operates private pre-schools, elementary schools and middle schools located primarily in California, the Mid-Atlantic states, Illinois, Indiana, Maine, Washington and Florida.

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

Fiscal Year:
-----------

The Company's fiscal year ends the last Friday in December. There were 52 weeks in fiscal 1996 and 1995 and 53 weeks in fiscal 1994.

Recognition of Revenues and Preopening Expenses:
-----------------------------------------------

Revenue is recognized as the services are performed. Expenses associated with opening new centers are charged to expense as incurred.

Cash and Cash Equivalents:
-------------------------

The Company considers cash on hand, cash in banks, and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes the risk by maintaining deposits in high quality financial institutions. At December 31, 1996, $250,000 in cash was restricted (held in escrow) relating to the Company's January 1997 acquisition.

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

Cost in Excess of Net Assets Acquired:
-------------------------------------

In 1996 the Company adopted a policy to amortize goodwill related to acquisitions over 30 years for preschools and 40 years for elementary schools. Prior to June 1996, all acquisition-related goodwill was amortized over 40 years. Management has evaluated the life cycles of similar schools and determined that these lives are consistent with an historical range for private elementary education, including schools of the Company's subsidiaries Merryhill Schools, Inc. and Educo, Inc., both of which have been operating over 30 years. In evaluating potential acquisitions of child care centers, management considers not only the current child care operations but also the outlook for these centers as elementary schools. The excess of purchase price over net assets acquired is amortized on a straight-line basis.

Amortization expense amounted to $650,996, $341,662 and $253,514 for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization at December 31, 1996 and 1995 was $2,289,599 and $1,638,603, respectively.

Effective January 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements. The adoption of SFAS No. 121 had no material effect on the Company's 1996 consolidated financial statements. (See Note 5 related to Property and Equipment Held for Sale.)

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

Reverse Stock Split:
--------------------

On September 22, 1995, the stockholders approved a one-for-four reverse stock split of the Company's common stock. The Company effected the reverse split on September 28, 1995. For every four shares of common stock, each stockholder received one share of common stock. All historical share and per share amounts have been restated to reflect retroactively the reverse stock split (except for the consolidated statement of stockholders' equity).

Earnings Per Share:
------------------

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. On a primary and fully-diluted basis, shares outstanding are adjusted to assume conversion of the non-interest bearing convertible preferred stock from the date of issue.

The number of shares used for computing primary and fully diluted earnings per share after the impact of the 4:1 reverse split was as follows:

                        1996       1995       1994
                      ---------  ---------  ---------

     Primary          6,961,079  5,398,731  4,019,675
     Fully diluted    7,262,783  6,129,121  5,037,002

Stock-Based Compensation
------------------------

Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

In October 1995, the FASB (Financial Accounting Standards Board) issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but, instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company adopted the disclosure-only approach of the Standard effective January 1, 1996.

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

Recently Issued Accounting Standard
-----------------------------------

In March 1997 the FASB issued SFAS No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

Reclassifications:
-----------------

Certain prior year amounts have been reclassified in the current year for comparative purposes.

(2)  Acquisitions:
     ------------

During the twelve months ended December 31, 1996 and 1995 the Company completed various acquisitions, all of which are accounted for using the purchase method, which are described below. The results of operations for all acquisitions are included in in the Consolidated Statement of Income beginning in the year acquired.

1996 Acquisitions:
-----------------

Acquisition of Virginia Preschools:
----------------------------------

Pursuant to an acquisition agreement dated February 2, 1996, the Company acquired all the assets of four Virginia corporations, each of which operates a preschool in Virginia. The purchase price consisted of (i) $3,200,000 in cash,
(ii) a five-year note in the principal amount of $336,680 bearing interest at the rate of 7% per annum and (iii) a cash earn-out payment of $25,000 paid in October 1996. The Company also entered into a five year non-compete agreement that requires monthly payments of $1,667 through February 2001. Also on February 2, 1996, the Company acquired the assets of a fifth Virginia preschool for 96,192 shares of the Company's common stock (valued at $1,500,000 for financial statement purposes), and a cash earn-out payment of $12,500 paid in
October 1996.   As a result of the combined transactions, the Company recorded goodwill in the amount of approximately $5,108,000, which will be amortized over forty years.

Acquisition of MacGregor Creative Schools, Oak Ridge Private School and
-----------------------------------------------------------------------
Evergreen Academy:
-----------------

In the fourth quarter of 1996, the Company completed the acquisition of stock or assets of three companies. On November 11, 1996, the Company acquired the assets of MacGregor Creative Schools located in Cary, North Carolina. MacGregor Creative Schools consist of two preschools with aggregate revenues of $2.6 million and capacity of 408 children. The Company recorded goodwill of approximately $2,459,000 as a result of this transaction, to be amortized over thirty years. On December 27, 1996 the Company acquired the assets of Oak Ridge Private School, an elementary school located in Coto de Caza, California. Oak Ridge Private School has revenues of approximately $500,000 and potential licensed capacity of 198 children. The Company recorded goodwill of approximately $280,000 as a result of this transaction, to be amortized over 35 years. On December 23, 1996, the Company acquired the stock of Montessori House, Inc., which owns Evergreen Academy located in Seattle, Washington. Evergreen Academy consists of one elementary/middle school and one preschool with aggregate revenues of $2.3 million and licensed capacity of 400 children. A portion of the purchase price for this transaction was paid on January 2, 1997. The Company recorded goodwill of approximately $950,000 as a result of this transaction, to be amortized over 35 years. The purchase prices of these three transactions totaled approximately $2.560 million in cash, $780,000 in subordinated notes, $240,000 in stock (26,078 shares) and approximately $300,000 in assumed liabilities.

1995 Acquisitions:
-----------------

Acquisition of Educo, Inc.:
--------------------------

On September 1, 1995 the Company acquired all of the outstanding shares of common stock of Educo, Inc. Educo, Inc. is an operation of 10 schools and preschools located in Maryland, Virginia, North Carolina and South Carolina.
The purchase price for the stock consisted of (i) $2,000,000 in cash and (ii) an agreement to issue and deliver to the former stockholders of Educo, Inc. ("Educo Stockholders") an aggregate of 312,500 shares of the Company's Common Stock on or after January 15, 1996.

In connection with the acquisition of Educo, Inc., the Company guaranteed the value of the 312,500 shares issued to the Educo Stockholders at the fair market value of the shares ($6.40 per share) as of the date of execution of the purchase agreement provided certain conditions are met. Specifically, if an Educo Stockholder sells shares in a bona fide brokers' transaction during the period (18 months) that the Company keeps effective a registration statement with respect to such shares, the Company would pay the difference between guaranteed value and, if less, the actual sales prices (excluding commissions and fees); provided that the Educo Stockholders do not sell in the aggregate more than 17,500 shares during any 30 days period during such period.

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

Acquisition of Carefree Learning Centers:
----------------------------------------

On March 10, 1995, the Company acquired from Carefree Learning Centers, Inc. ("Carefree"), a subsidiary of Medical Service Association of Pennsylvania, doing business as Pennsylvania Blue Shield ("Pennsylvania Blue Shield"), Carefree's child day care business and operations and substantially all of its other assets, other than real estate, used in the operation of Carefree's business.

The child care business purchased from Carefree consists of eight preschools in operation at the time of closing, and three preschools under construction or in the pre-development stage at such time, all of which are located in Pennsylvania.

The purchase price for the business and assets acquired from Carefree consisted of (i) $500,000 in cash, (ii) a subordinated promissory note of the Company in the principal amount of approximately $1,585,000 and (iii) the assumption of certain other liabilities of Carefree in the amount of approximately $365,000.

Concurrently with the acquisition of Carefree's business, the Company entered into an agreement of sale with Pennsylvania Blue Shield, pursuant to which the Company acquired in May 1995 (i) the land and buildings on which four of the learning centers currently in operation and acquired from Carefree are located, and (ii) the land and buildings at which one of the child day care centers acquired from Carefree was at the time under construction. At the closing, the purchase price paid for this real estate consisted of (i) approximately $1,500,000 in cash, (ii) subordinated promissory notes of the Company in the aggregate principal amount of approximately $600,000 and (iii) the assumption by the Company of certain other liabilities. The real estate was subsequently sold in March 1996 for approximately book value. In connection with this sale, the Company is leasing those properties back from the various buyers. No gain or loss was recognized on this sale/leaseback transaction. All future commitments have been included in Note 8.

Unaudited Pro Forma Information:
--------------------------------

The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions which closed during 1996 and 1995 all occurred at the beginning of 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1995, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end.

                         (Unaudited)
                             1996         1995
                         ------------  -----------
Revenues                 $64,293,108   $59,196,547
Net Income                 2,770,635   $ 3,867,574
Earning per share
        Primary          $      0.38   $      0.64
        Fully Diluted    $      0.38   $      0.60

1995 proforma results include the $2,105,400 tax benefit from the reversal of the valuation allowance in accordance FAS 109.

(3)  Cash Equivalents:
     ----------------

The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $3,040,405 and $3,470,873 at December 31, 1996 and 1995, respectively. In 1996 and 1995, the Company's funds were invested in money market accounts which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

(4)  Property and Equipment:
     ----------------------

The balances of major property and equipment classes, excluding property and equipment held for sale in conjunction with the Southeast restructuring, were as follows:

                                                      December 31,
                                               --------------------------
                                                   1996          1995
                                               ------------  ------------

     Land                                      $ 4,105,494   $ 2,675,423
     Buildings                                   8,935,791     8,986,500
     Assets under capital lease obligations        912,781       912,781
     Leasehold improvements                      4,477,198     2,382,420
     Furniture and equipment                     7,722,898     5,769,390
     Construction in progress                       12,131       493,490
                                               -----------   -----------
                                                26,166,293    21,220,004

     Accumulated depreciation                   (6,843,183)   (5,355,699)
                                               -----------   -----------
                                               $19,323,110   $15,864,305
                                               ===========   ===========


Depreciation expense was $1,559,507, $1,150,087 and $809,818 for the years 1996, 1995 and 1994, respectively. Amortization of capital leases included in depreciation expense amounted to $14,640 in each of the years 1996, 1995, and 1994. Accumulated amortization of capital leases amounted to $446,295, $431,655, and $417,015 for the years ended 1996, 1995 and 1994, respectively.

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

Below is a schedule of activity of property and equipment held for sale and related depreciation for the years ended 1996 and 1995:

Property and Equipment at Cost:
------------------------------

                       Beginning                         Ending
                        Balances                        Balances
                         12/31/95   Additions   Disposals      12/31/96
                      -----------   ---------   ---------    ----------

Land                  $   562,531           -     (50,000)   $  512,531
Buildings               2,106,489      15,304    (358,030)    1,763,763
FFE                       550,723       1,109    (177,414)      374,418
                      -----------   ---------   ---------    ----------
                      $ 3,219,743   $  16,413   ($585,444)   $2,650,712
Accumulated
Depreciation            ($865,870)    (83,841)    234,575     ($715,136)
                                    ---------   ---------    ----------

Net book value          2,353,873                             1,935,576
Reserve                (1,046,376)                             (824,164)
                      -----------                            ----------

Estimated net
 realizable value     $ 1,307,497                            $1,111,412
                      ===========                            ==========

                        Beginning                                Ending
                         Balances                              Balances
                         12/31/94   Additions   Disposals      12/31/95
                      -----------   ---------   ---------    ----------

Land                  $   562,531           -           -    $  562,531
Buildings               2,104,094       2,395           -     2,106,489
FFE                       626,792      11,871     (87,940)      550,723
                      -----------   ---------   ---------    ----------
                      $ 3,293,417   $  14,266    ($87,940)   $3,219,743
Accumulated
Depreciation            ($841,373)   (102,568)     78,071     ($865,870)
                      -----------   ---------   ---------    ----------

Net book value        $ 2,452,044                            $2,353,873
Reserve                (1,185,396)                           (1,046,376)
                      -----------               ---------

Estimated net
  realizable value    $ 1,266,648                            $1,307,497
                      ===========                            ==========

The change in reserve for restructuring includes the loss from disposition of property and equipment as well as other assets and costs associated with maintaining closed centers.

(6)   DEBT:
      ----

Debt consisted of the following:
                                                        December 31,
                                                   -------------------------
                                                        1996          1995
                                                        ----          ----
Long Term Obligations:
---------------------

Term Loan                                          $ 6,450,000   $ 7,300,000

Term Loan II                                         5,320,000             -

1st mortgages, due in varying installments
 over three to twenty years with
 fixed interest rates ranging from 11% to 12%.       1,002,263     4,943,911

Notes payable to vendors for property and
 equipment with fixed interest rates
 varying from 10.0% to 17.5%.                          153,859        72,388

Note payable to seller of Montessori
 House, Inc.                                           519,458             -

Notes payable to sellers from various
 acquisitions, due in varying installments
 over three to fifteen years with fixed
 interest rates varying from 8% to 12%.                124,256       162,700

Other                                                   84,970             -
                                                   -----------   -----------

Total Long Term Obligations                        $13,654,806   $12,478,999

Less Current Portion                                (2,847,308)   (1,086,409)
                                                   -----------   -----------
                                                   $10,807,498   $11,392,590
                                                   ===========   ===========
Subordinated Debt:
-------------------------------------------------

14% Subordinated Debentures                                  -   $ 6,000,000

Subordinated Debt Agreements, due in varying
 installments over five to ten years with fixed
 interest rates varying from 7% to 8%.             $ 3,947,004     3,163,858
                                                   -----------   -----------

Total Long Term Subordinated Debt                    3,947,004     9,163,858

Less Current Portion                                  (529,348)     (285,253)
                                                   -----------   -----------
                                                   $ 3,417,656   $ 8,878,605
                                                   ===========   ===========

Debt:
----

On August 31, 1995, the Company completed a $23,000,000 refinancing (the "Refinancing") which consisted of the placement of: (1) a $7,500,000 revolving line of credit and a $7,500,000 term loan (the "Senior Term Loan I"), both financed through Summit Bank (formerly First Valley Bank); (2) $6,000,000 of subordinated debentures with Allied Capital Corporation and affiliated entities (collectively, "Allied"); (3) 1,063,830 shares of Series D Convertible Preferred Stock sold to Allied for a purchase price of $2,000,000; and (4) Warrants sold to Allied to acquire an aggregate of 309,042 shares of the Company's Common Stock, subject to certain adjustments under antidilution provisions, for a purchase price of $100. Proceeds of the Refinancing were used as follows:
$11,104,101 to repay the Company's existing principal debt facilities; $2,000,000 for the acquisition of Educo, Inc.; approximately $1,000,000 to pay transaction fees and approximately $1,500,000 to provide additional cash to the Company. The Refinancing resulted in an extraordinary loss of $62,000 related to the write-off of the unamortized loan origination fees in 1995.

On April 4, 1996, the Company retired the outstanding $6 million subordinated debentures to Allied described above, which bore interest at 14%, with the proceeds of a second term loan ("Senior Term Loan II") with Summit Bank whose principal amount was originally $6 million.

On November 1, 1996, the Company entered into the Fourth Amendment to the Loan Agreement which increased the Company's revolving line of credit from $7,500,000 to $10,000,000 and extended the maturity dates of the Senior Term Loan I for one year to September 2001 and the Company's revolving line of credit to September 1999. In addition, the Fourth Amendment gives the Company greater flexibility as to the number of schools it may build and the criteria of the acquisitions it may complete without bank approval.

The $10,000,000 revolving line of credit bears interest at an annual rate which is LIBOR performance based and matures on September 1, 1999. There is also a usage fee at a rate of 1/4 of 1% of the average daily unused portion of the line. The balance of the revolving line of credit at December 31, 1996 was zero with $10,000,000 available.

The Senior Term Loan I bears interest at an annual rate of 8.5%. Principal payments are due quarterly, $200,000 each quarter from December 1, 1995 through September 1, 1996, $250,000 each quarter from December 1, 1996 through September 1, 1999 and $300,000 each quarter from December 1, 1999 through September 1, 2001.

The Senior Term Loan II bears interest at an annual rate of 8% and requires quarterly principal payments of $200,000 through September 1996. Thereafter, quarterly payments of $280,000 are due through September 1, 1999 at which time the quarterly payments increase to $350,000 through June 1, 2001 with the remaining balance due on September 1, 2001.

The revolving line of credit and Senior Term Loans are collateralized by liens in favor of Summit Bank on the Company's real and personal properties and all future assets acquired. All loans to the Company from Summit Bank are cross-collateralized and cross-defaulted.

Subordinated debt totaling $3,947,004 at December 31, 1996 includes $975,000 related to the acquisition of the Corydon schools, $1,903,605 related to the acquisition of the Carefree schools, $480,000 related to the acquisition of the MacGregor Creative Schools, $288,399 related to the acquisition of the Virginia schools and $300,000 related to the acquisition of the Evergreen Academy schools.

The Company's debt agreements contain restrictive covenants regarding the payment of common stock dividends and the maintenance of ratios related to debt to earnings before interest, taxes, depreciation and amortization.

Maturities of long-term obligations are as follows: $3,376,656 in 1997, $2,912,001 in 1998, $3,044,198 in 1999, $6,228,963 in 2000, $657,644 in 2001 and
$1,382,348 in 2002 and thereafter.

(7)  Accounts Payable and Other Current Liabilities:
     ----------------------------------------------

Accounts payable and other current liabilities were as follows:

                                    December 31,
                               ----------------------
                                  1996        1995
                               ----------  ----------

     Accounts payable          $  887,555  $  853,218

     Accrued payroll and
       related items            1,189,157     859,901

     Accrued rent                 420,444     444,359

     Accrued property taxes     1,065,021     765,625
     Other accrued expense        902,780   1,685,446
                               ----------  ----------
                               $4,464,957  $4,608,549
                               ==========  ==========

(8)  Lease Obligations:
     -----------------

Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancelable operating leases, excluding leases assigned, consisted of the following at December 31, 1996:

                                Operating Leases
                                ----------------

                        Centers
                         to be    Continuing
                       Divested     Centers       Total
                       ---------  -----------  -----------

1997                    $ 47,380  $ 8,758,353  $ 8,805,733
1998                      47,380    8,048,061    8,095,441
1999                      47,380    7,126,205    7,173,585
2000                      47,380    6,535,804    6,583,184
2001                      47,380    6,097,390    6,144,770
2002 and thereafter      343,505   37,428,200   37,771,705
                        --------  -----------  -----------

Total minimum lease
  obligations           $580,405  $73,994,013  $74,574,418
                        ========  ===========  ===========

                                 Capital Leases
                                 --------------

1997                                           $115,222
1998                                            115,735
1999                                            112,777
2000                                            102,171
2001                                             25,636
                                               --------


Total minimum lease obligations                $471,541
                                               ========

Less amount representing interest               109,990
                                               --------
Present value of capital lease obligations      361,551
                                               --------

Less current portion                             71,456
                                               --------
                                               $290,095
                                               ========

Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $8,112,516, $5,828,786 and $4,444,735 in 1996, 1995 and 1994, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

Since the initiation of the Southeast restructuring (see Note 5), the Company entered into agreements to assign or sublease leases for five centers under development and nine centers which were operating. The fourteen assigned leases have remaining terms from four years to fourteen years. Under the agreements, the Company is contingently liable if the assignee is in default under the lease. Contingent future rental payments under the assigned leases are as follows:


          1997                   $  724,567
          1998                      688,125
          1999                      673,733
          2000                      656,657
          2001                      595,023
          2002 and thereafter     2,933,535

On December 23, 1996 the Company entered into a multi-site sale leaseback agreement with AEI Fund Management, Inc. (AEI). AEI agreed to purchase from the Company, via sale/leaseback transaction, up to $15 million worth of proposed parcels, following the construction of Company schools, through December 30, 1999. Each parcel is subject to AEI's standard credit, site and due diligence review. The Company is to give AEI no less than sixty days notice and a development package for the decision. The Company has not yet entered into any sale/leaseback agreements under this agreement.

(9)  Stockholders' Equity:
     --------------------

Preferred Stock:
---------------

In connection with the Refinancing (see Note 6), on August 31, 1995, the Company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D are not entitled to dividends, unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.88 per share plus any unpaid dividends.

On August 22, 1994, the Company completed a private placement of an aggregate of
2.5 million shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants discussed below under "Common Stock Warrants" for an aggregate purchase price of $2,500,000. The Series C Preferred Stock is convertible into Common Stock at conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to
dividends unless dividends are declared on the Company's Common Stock.   Upon
liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. As of December 31, 1996 and 1995, 2,500,000 shares were outstanding.

On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1996 and 1995, 1,133,712 and 1,941,320 shares were outstanding, respectively. Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend.

Each share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock entitles the holder to a number of votes equal to the number of full shares of Common Stock into which such share is convertible. Except as otherwise required by law, holders of Preferred Stock vote together with the Common Stock, and not as a separate class, in the election of directors and on each other matter submitted to a vote of the stockholders.

Private Placement of Common Stock:
---------------------------------

On March 5, 1996, the Company raised approximately $11,600,000 through the issuance of 1,000,000 shares of common stock at $12 per share. The Company is using and has used the funds to pay debt, acquire schools and for general corporate purposes.

Common Stock Warrants:
---------------------

In connection with the Refinancing (see Note 6) on August 31, 1995, the Company issued to Allied warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock.

On August 22, 1994, the Company issued Series 1 Warrants for the purchase of up to 125,000 shares of the Company's Common Stock and Series 2 Warrants for the purchase of up to 125,000 shares of the Company's Common Stock. The Series 1 Warrants are exercisable at $4.00 per share, subject to adjustment. The Series 1 Warrants expire on August 19, 2001. The Series 2 Warrants have terminated pursuant to their terms, because the fair market value of the Company's Common Stock exceeded $12.00 per share for 20 consecutive business days prior to December 31, 1996.

In May 1992, the Company raised $2,000,000 before transaction costs from the private sale of 1,000,000 shares of common stock. In connection with the private placement, the Company issued warrants to purchase 275,000 shares of the Company's Common Stock. The warrants are exercisable at $2.00 per share and expire on May 29, 1997.

1995 Stock Incentive Plan
-------------------------

On September 22, 1995, the stockholders approved the 1995 Stock Incentive Plan. This plan reserves up to an aggregate of 375,000 shares of common stock of the Company for issuance in connection with stock grants, incentive stock options and non-qualified stock options. The purpose of the plan is to attract and retain quality employees. All options granted to date have been non-qualified stock options which vest over three years, except options issued to directors, which fully vest six months following date of grant.

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

The number of options granted under the Stock Option and Stock Grant Plans is determined from time to time by the Compensation Committee of the Board of Directors. Incentive stock options are granted at market value or above, and non-qualified stock options are granted at a price fixed by the Compensation Committee at the date of grant. Options are exercisable for up to ten years from date of grant.

Option activity (adjusted for the 4:1 reverse split) with respect to the 1995, 1988 and 1986 plans was as follows:

         Outstanding Options
----------------------------

                               Number            Range
                              -------            --

Balance, January 1, 1994       86,800   $  3.00  to  $13.00
                              -------   -------  --  ------
Granted                             -         -           -
Canceled                         (275)  $  3.00  to  $ 4.00
Exercised                      (6,750)  $  3.75
                              -------   -------
Balance, December 31, 1994     79,775   $  3.00  to  $13.00
                              -------   -------  --  ------

Granted                       102,950   $11.625
Canceled                            -         -   -
Exercised                     (37,500)  $  3.00  to  $ 4.00
                              -------   -------  --  ------
Balance, December 31, 1995    145,225   $  3.00  to  $13.00
                              -------   -------  --  ------

Granted                        60,500   $ 10.50  to  $15.81
Canceled                      (28,175)  $11.625
Exercised                     (28,750)  $  4.00  to  $ 6.00
                              -------   -------  --  ------
Balance, December 31, 1996    148,800   $  3.00  to  $15.81
                              =======   =======  ==  ======

At December 31, 1996, 269,813 shares remain available for options or stock grants under the 1995, 1988 and 1986 plans and 77,483 options were exercisable under such plans.

In 1991, the Board of Directors granted 50,000 stock options outside the above plans in connection with a consulting agreement with the Company's former President. In 1986, the Board of Directors granted 18,125 options outside the above plans to a former officer of the Company. At December 31, 1996 and 1995, 55,250 and 65,250 of such options remained outstanding, respectively.

The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                   1996        1995
                                                ----------  ----------

          Net Income - as reported              $2,462,892  $3,843,886

          Net Income - pro forma                 2,365,038   3,840,839

          Net Income per share - as reported    $     0.34  $     0.68

          Net Income per share - pro forma      $     0.34  $     0.68


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

          Expected dividend yield                    0%
          Expected stock price volatility         52.2%
          Risk-free interest rate            5.49-6.64%
          Expected life of options              3 years

Activity (adjusted for the 4:1 reverse split) with respect to warrants outstanding at December 31, 1996 is as follows:


                               Number   Range
                              --------  -----

Balance, January 1, 1994      305,000   $2.00
                              -------   -----
Granted                       125,000   $4.00
                              -------   -----
Canceled                            -       -          -
Exercised                           -       -          -
Balance, December 31, 1994    430,000   $2.00  to  $4.00
                              -------   -----  --  -----

Granted                       309,042   $7.52
Canceled                            -       -          -
Exercised                     (25,000)  $2.00
                              -------   -----
Balance, December 31, 1995    714,042   $2.00  to  $7.52
                              -------   -----  --  -----

Granted                             -       -          -
Canceled                            -       -          -
Exercised                     (25,000)  $4.13          -
                              -------   -----
Balance, December 31, 1996    689,042   $2.00  to  $7.52
                              -------   -----  --  -----

(10) Other (Income) Expense:
     ----------------------

Other (income) expense consists of the following:


                                 Year Ended December 31,
                            ---------------------------------
                               1996        1995       1994
                            ----------  ----------  ---------
Interest income             $(470,164)  $(141,637)  $(76,721)
Rental income                (143,355)   (194,312)   (70,288)
Depreciation related
   to rental properties        73,394      82,007     93,815

Other projects                      -      29,574     15,585
Costs related to centers
   held for sale               57,478      98,644    144,569
                            ---------   ---------   --------

                            $(482,647)  $(125,724)  $106,960
                            =========   =========   ========

(11) Related-Party Transactions:
     --------------------------

Legal services were rendered to the Company by Drinker Biddle & Reath, of which a director of the Company is a partner. The Company expects this firm to continue to provide such services during 1997. Fees paid to the firm in 1996, 1995 and 1994 totaled $128,015, $703,622 and $129,367, respectively.

A. J. Clegg, the Chairman and Chief Executive Officer of the Company, was also the Chairman and Chief Executive Officer of JBS Investment Banking, Ltd. ("JBS"). In August, 1994, Mr. Clegg relinquished his duties at JBS and joined the Company as Chairman and Chief Executive Officer. In the years ended December 31, 1995 and 1994, the Company paid to JBS fees totaling, $11,554 and $200,374, respectively.

(12)                      Income Taxes:
                          -------------

Current tax provision:
                                   1996         1995        1994
                             ----------  -----------   ---------

     Federal                 $   61,693  $    33,755   $  47,000

     States                     293,206       91,327      25,000
                             ----------  -----------   ---------

                             $  354,899  $   125,082   $  72,000

Deferred tax provision       $1,206,894   (1,480,672)   (510,300)
                             ----------  -----------   ---------

                             $1,561,793  $(1,355,590)  $(438,300)
                             ==========  ===========   =========

The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following:

                                    1996    1995    1994
                                    -----  ------  ------

U.S. federal statutory rate           34%    34%     34%

State taxes, net of federal
   tax benefit                         3%     5%      1%

Benefit from realization of
   net operating losses                -    (39%)   (38%)

Reduction in valuation allowance       -    (58%)   (27%)

Goodwill and other                     2%     5%      7%
                                    ----   ----    ----

                                      39%   (53%)   (23%)
                                    ====   ====    ====


Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
                                         1996           1995           1994
                                     -------------
                                       Deferred       Deferred       Deferred
                                          Tax            Tax            Tax
                                        Assets         Assets         Assets
                                     (Liabilities)  (Liabilities)  (Liabilities)
                                     -------------  -------------  -------------

Depreciation                           $ (383,348)    $ (240,639)   $  (371,787)

Provision for center closings and
  other restructurings                    379,099      1,269,913      1,712,547
Net operating losses                      801,424        720,496      1,716,213
General business credits                        -         27,650         27,650
AMT credit carryforward                    89,509        125,816          8,400
Other                                     121,104         87,726         46,256
                                       ----------     ----------    -----------

Net deferred tax asset                  1,007,788      1,990,962      3,139,279
Valuation allowance                             -              -     (2,628,979)
                                       ----------     ----------    -----------

Total deferred taxes                   $1,007,788     $1,990,962    $   510,300
                                       ==========     ==========    ===========

In 1994, based on the Company's analysis of the last two years of significant positive operating performance and expected future taxable income, the Company reduced the valuation allowance by $510,300. In 1995, based on three years of positive net income and the analysis of projections for the years 1996 through 1999, the Company removed the remaining valuation allowance. Accordingly, such amounts were recorded as a credit to income tax expense in the respective periods.

The net operating loss totaling $2,357,501 begins to expire in the year 2000.

(13) Employee Benefit Plans:
     ----------------------

Effective January 1, 1994, the Company adopted a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company will match 25% of an employee's contribution to the Plan of up to 6% of the employee's salary. This Plan replaced the existing similar 401(k) Plan at Merryhill as of January 31, 1994. Nobel's matching contributions under the Plan and prior Merryhill Plan were $73,958, $60,904 and $60,617 for the years ended December 31, 1996, 1995 and 1994, respectively.

(14) Fair Value of Financial Instruments:
     -----------------------------------

The fair value of financial instruments approximates carrying value. The following methods and assumptions were considered by the Company in determining its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

     Debt: The estimated fair value of the Company's debt as a whole was based on the discounted cash flows of all debt instruments.

(15) Commitments and Contingencies:
     -----------------------------

The Company is currently in dispute with a landlord over the payment of certain taxes related to leases of centers estimated to be approximately $70,000. At this time, the Company believes that no taxes are due. However, there are no certainties regarding the outcome of the dispute.

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

(16) Subsequent events
     -----------------

Acquisition of Another Generation Enterprises Inc.:
--------------------------------------------------

On January 7, 1997, the Company purchased the stock of Another Generation Enterprises Inc. and certain related corporations, which own six preschools located in Broward County and Palm Beach County, Florida with a capacity of 1,200 children and annual aggregate revenues of approximately $6 million. The aggregate purchase price for the stock totaled $4,543,000, with $3,643,000 in cash, $750,000 in notes and approximately $150,000 in assumed liabilities.

Also on January 7, 1997, the Company purchased a 20% interest in the Sagemont School located in Weston, Florida from the principal owners of Another Generation Enterprises, Inc. The Sagemont School is an elementary school with a capacity of 340 which opened in the Fall of 1997. The Company also formed a joint venture with such persons to develop five additional elementary schools in Florida, each of which the Company will own 80%.

Acquisition of Rainbow Bridge:
-----------------------------

On March 5, 1997, the Company executed an agreement to purchase the Rainbow Bridge Schools located in San Jose, California. Rainbow Bridge is a school system consisting of two elementary/middle schools and one preschool. Rainbow Bridge Schools have historically produced revenue of approximately $5.6 million and have a capacity to educate 950 children. The Company anticipates closing the transaction on April 1, 1997, subject to standard closing conditions.

Loan Amendment:
--------------

On March 20, 1997, the Company entered into the Fifth Amendment of its Loan and Security Agreement with its primary lender which, among other changes, increased the permitted number of new school construction projects on the Company's balance sheet to ten annually, and permitted the Company to own at any time seven tracts of land with a maximum $3,500,000 purchase price. This amendment gives the Company greater flexibility to pursue its growth strategy.

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit

2.1 Asset Purchase Agreement dated as of February 2, 1996 by and among Stony Point Learning Center, Inc., School's Out, Inc., Cascades Childcare, Inc. and Pump Road Child Care, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

2.2 Asset Purchase Agreement dated as of February 2, 1996 by and among Loudoun Children's Center, Inc. and Linda Nash and Stephen Nash and the Registrant. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated February 16, 1996, date of earliest event reported February 2, 1996, and incorporated herein by reference.)

3.1 Registrant's Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

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

3.5 Registrant's Amended and Restated By-laws. (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

4.1 Loan and Security Agreement dated August 30, 1995 (the "Loan and Security Agreement") among the Registrant, certain subsidiaries of the Registrant and Summit Bank (formerly First Valley Bank). (Filed as Exhibit 4F to the Registrant's Current Report on Form 8-K filed on September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.2 Second Amendment and Modification dated April 4, 1996 and Third Amendment and Modification dated July 2, 1996 to the Loan and Security Agreement. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

4.3 Fourth Amendment and Modification dated November 1, 1996 to Loan and Security Agreement. (Filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

4.4 Fifth Amendment and Modification dated March 20, 1997 to Loan and Security Agreement.

4.5 Term Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of Summit Bank. (Filed as Exhibit 4G to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.6 Line Note dated August 30, 1995 in the principal sum of $7,500,000 payable to the order of Summit Bank. (Filed as Exhibit 4H to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

4.7 New Term Note dated November 1, 1996 in the principal sum of $6,000,000 payable to the order of Summit Bank.

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

10.3 1995 Stock Incentive Plan of the Registrant. (Filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-64701) filed on December 1, 1995 and incorporated herein by reference.)

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

10.14 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture
       Fund II-PA, L.P.    (Filed as Exhibit 10.14 to the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.15 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.16 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,173 shares (pre-reverse stock split) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.17 Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds, and amendment thereto dated February 23, 1996. (Filed as Exhibit 4D to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.18 Amendment dated February 23, 1996 to Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.19 Form of subscription agreement entered into between Registrant and certain customers of Gilder, Gagnon, Howe & Co. relating to the offer and sale by the Company of 1,000,000 shares of its common stock. (Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.20 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997.

10.21 Employment Agreement dated June 4, 1996 between Registrant and Barbara Z. Presseisen.

10.22 Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant.

10.23 Contingent Severance Agreement dated as of March 11, 1997 between John R. Frock and the Registrant.

11 Statement re-computation of per share earnings dated year ended December 31, 1996, and made a part hereof.

21     List of subsidiaries of the Registrant.

23     Consent of Coopers & Lybrand L.L.P.

27     Financial Data Schedule