Form 10-K/A
period 1996-12-31
NOBEL EDUCATION DYNAMICS INC
filed 1997-04-11
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                Amendment No. 1

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

  As of December 31, 1995 the Company operated 101 elementary schools, preschools and child care centers (sometimes collectively referred to herein as "schools"). At December 31, 1996, the Company operated 107 schools. At March 20, 1997, the Company operated 118 schools and owned a 20% interest in one elementary school.

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

  Net income decreased $1,380,994 or 36% to $2,462,892 for the twelve months ended December 31, 1996 as a result of the Company reversing the valuation allowance in 1995 and recording taxes in 1996 at a 38.8% rate as described above. If pretax net income in 1995 were taxed at an effective rate of 38.8%, on a pro forma basis, net income would have increased $964,111 or 64%. Fully diluted earnings per share, on the same pro forma basis, would have increased from $.25 per share in 1995 to $.34 per share in 1996, or a 36% increase.

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

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins in 1995 and 1994 into three categories of Baseline Schools, Acquired Schools and New Schools:


                                       % of                     % of       1995-1994
                          1995       Revenue       1994       Revenue     Variance ($)
                          ----       -------       ----       -------     -----------
BASELINE SCHOOLS
Revenues               $32,379,813    100.00%   $32,448,399    100.00%     $  (69,187)
Operating Profit       $ 6,695,236     21.01%   $ 6,037,123     18.61%     $  658,236
                       -----------    ------    -----------    ------      ----------

ACQUIRED SCHOOLS
Revenues               $ 7,102,124    100.00%   $         0      0.00%     $7,102,124
Operating Profit       $   855,474     12.05%   $         0      0.00%     $  885,474
                       -----------    ------    -----------    ------      ----------

NEW SCHOOLS
Revenues               $ 4,672,430    100.00%   $ 1,923,102    100.00%     $2,749,328
Operating Profit       $   695,173     14.88%   $   173,841      9.04%     $  521,332
                       -----------    ------    -----------    ------      ----------


Total Net Revenues     $44,154,367    100.00%   $34,371,501    100.00%     $9,782,866
                       ===========    ======    ===========    ======      ==========
Total School           $ 8,245,883     18.68%   $ 6,210,964     18.07%     $2,034,919
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

SUMMARY COMPENSATION TABLE
                                  -----------------------------------------------------------------------------------
                                                                                            LONG TERM
                                                         ANNUAL COMPENSATION           COMPENSATION AWARDS
                                  -----------------------------------------------------------------------------------
                                                            OTHER                  SECURITIES            ALL
                                                            ANNUAL     RESTRICTED  UNDERLYING            OTHER
NAME AND                                                    COMPENS    STOCK       OPTIONS/              COMPENS
PRINCIPAL POSITION                YEAR  SALARY    BONUS/1/  ATION/2/   AWARDS      SARS/3/               ATION/4/
---------------------------------------------------------------------------------------------------------------------
A.J. CLEGG                        1996  $201,465   $     0                     0             0                $3,332
Chairman, President and           1995   160,014   $96,000                     0        45,000                 2,052
Chief Executive Officer /5, 6/    1994    57,851    39,978                     0             0                     0

JOHN R. FROCK                     1996  $112,119   $     0    $13,840          0             0                $1,587
Executive Vice President /7/      1995    98,082   $33,750     13,549         /8/           /8/                  746
                                  1994    32,539    14,055     14,950          0             0                     0

D. SCOTT CLEGG                    1996  $102,816   $     0                     0        30,000                $1,245
Executive Vice President          1995    82,087   $29,400                     0         5,000                   127
 - Operations                     1994    73,238    13,320                     0             0                   127

B. ROBIN EGLIN                    1996  $101,018   $     0    $13,841          0             0                $1,086
Vice President - Real             1995    72,322   $19,500    $10,380          0         3,000                $  756
Estate Development /9/

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or Amendment to 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 10, 1997            NOBEL EDUCATION DYNAMICS, INC.


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



Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 10, 1997, except
for Note 16 as to which the
date is March 20, 1997

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,   December 31,
ASSETS                                                                              1996           1995
------                                                                          -------------  -------------

Cash and cash equivalents                                                        $ 5,251,555    $ 3,714,560
Accounts receivable, less allowance for doubtful
  accounts of $103,009 in 1996 and 1995                                              779,075        727,097
Other accounts receivable                                                                  -        573,237
Prepaid rent                                                                         734,463        609,401
Prepaid insurance and other                                                          622,106        613,784
Deferred taxes                                                                       890,934        873,962
                                                                                 -----------    -----------
      Total Current Assets                                                         8,278,133      7,112,041
                                                                                 -----------    -----------

Property and equipment, at cost                                                   26,166,293     21,220,004
Accumulated depreciation                                                          (6,843,183)    (5,355,699)
                                                                                 -----------    -----------
                                                                                  19,323,110     15,864,305

Property and equipment held for sale (Southeast)                                   1,111,412      1,307,497
Note receivable                                                                      425,000        425,000
Cost in excess of net assets acquired                                             25,601,028     17,273,626
Deposits and other assets                                                          1,977,951      1,837,871
Deferred taxes                                                                       116,854      1,117,000
                                                                                 -----------    -----------

      Total Assets                                                               $56,833,488    $44,937,340
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current portion of long-term obligations                                         $ 2,847,308    $ 1,086,409
Current portion of subordinated debt                                                 529,348        285,253
Current portion of capital lease obligations                                          71,456         49,897
Accounts payable and other current liabilities                                     4,464,957      4,608,549
Unearned income                                                                    1,716,049      1,709,670
Escrow Payable                                                                             -        203,305
                                                                                 -----------    -----------
      Total Current Liabilities                                                    9,629,118      7,943,083
                                                                                 -----------    -----------

Revolving Line of Credit (unused portion $10,000,000)                                      -              -
Long-term obligations                                                             10,807,498     11,392,590
Capital lease obligations                                                            290,095        323,199
Deferred gain on sale/leaseback                                                       47,322         55,312
Minority interest in consolidated subsidiary                                         318,359        223,881
Long-term subordinated debt                                                        3,417,656      8,878,605
                                                                                 -----------    -----------

      Total Liabilities                                                           24,510,048     28,816,670
                                                                                 -----------    -----------

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