Form 10-Q
period 1997-03-31
NOBEL EDUCATION DYNAMICS INC
filed 1997-05-15
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:                        MARCH 31, 1997

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

                                         Yes    X               No__________
                                            -----------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,833,450 shares of Common Stock outstanding at May 2, 1997.

                              INDEX TO FORM 10-Q

                        Nobel Education Dynamics, Inc.


                                                                            Page
PART I.   FINANCIAL INFORMATION                                            Number
                                                                           ------
Item 1.Financial Statements

       Consolidated Balance Sheets,
       March 31, 1997 (unaudited) and
       December 31, 1996................................................      2

       Consolidated Statements of Income for the
       three months ended March 31, 1997 (unaudited)
       and 1996 (unaudited).............................................      3

       Consolidated Statements of Cash Flows for the
       three months ended March 31, 1997 (unaudited)
       and 1996 (unaudited).............................................      4

       Notes to Consolidated Interim Financial Statements...............      5

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations....................      7

PART II.  OTHER INFORMATION

PART I

FINANCIAL INFORMATION

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

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                          March 31, 1997   December 31, 1996
                                          --------------   -----------------
                                            (unaudited)
ASSETS
------
Cash and cash equivalents                    $ 1,587,815         $ 5,251,555
Accounts receivable, less allowance for          869,960             779,075
 doubtful accounts of $103,009 in 1997
 and 1996
Prepaid rent                                     477,378             734,463
Prepaid insurance and other                      957,045             622,106
Deferred taxes                                   447,426             890,934
                                             -----------         -----------

 Total Current Assets                          4,339,624           8,278,133
                                             -----------         -----------

Property and equipment, net                   20,096,395          19,323,110
Property and equipment held for sale
 (Southeast), net                              1,147,870           1,111,412
Goodwill, net                                 29,351,134          25,601,028
Deposits and other assets                      3,770,953           2,402,951
Deferred taxes                                         -             116,854
                                             -----------         -----------

  Total Assets                               $58,705,976         $56,833,488
                                             ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt            $ 3,006,639         $ 3,448,112
Accounts payable and other current
 liabilities                                   7,196,195           6,181,005
                                             -----------         -----------
 Total Current Liabilities                    10,202,834           9,629,117
                                             -----------         -----------
Long Term Debt                                10,874,615          11,097,593
Deferred gain on sale/leaseback                   45,323              47,321
Minority interest in consolidated
 subsidiary                                      343,422             318,359
Long-term subordinated debt                    4,011,039           3,417,657
                                             -----------         -----------
 Total  Liabilities                           25,477,233          24,510,047
                                             -----------         -----------
Stockholders' Equity:
Preferred stock, $.001 par value;
 10,000,000 shares authorized, issued
 and  outstanding 4,697,542 in 1997 and
 1996                                              4,698               4,698

Common stock, $.001 par value,
 50,000,000 shares authorized, issued
 and outstanding 5,833,450  shares in
 1997 and 5,831,055 in 1996                        5,833               5,831

Additional paid-in capital                    37,667,910          37,665,713
Accumulated deficit                           (4,449,698)         (5,352,801)
                                             -----------         -----------
 Total Stockholders' Equity                   33,228,743          32,323,441
                                             -----------         -----------
 Total Liabilities and Stockholders'
  Equity                                     $58,705,976         $56,833,488
                                             ===========         ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              for the three months ended March 31, 1997 and 1996
              --------------------------------------------------
                                  (unaudited)


                                              1997          1996
                                          ------------  ------------
Revenues                                  $19,027,241   $14,568,269

Operating Expenses                         15,707,803    11,589,831
                                          -----------   -----------

       School operating profit              3,319,438     2,978,438

General and administrative expenses         1,303,869     1,031,197
                                          -----------   -----------

       Operating Profit                     2,015,569     1,947,241

Interest Expense                              459,717       631,241

Other Income                                  (70,247)     (116,605)

Minority interest in earnings of
 consolidated subsidiary                       25,063        23,865
                                          -----------   -----------

Income before income taxes                  1,601,036     1,408,740

Income tax expense                            672,433       542,314
                                          -----------   -----------

Net income                                $   928,603   $   866,426
                                          ===========   ===========

Preferred stock dividends                 $    25,500   $    38,826
                                          -----------   -----------

Net income available to common
 stockholders                             $   903,103   $   827,600
                                          ===========   ===========

Primary earnings per share                $      0.13   $      0.13
                                          ===========   ===========

Fully diluted earnings per share          $      0.12   $      0.13
                                          ===========   ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1997 and 1996
              --------------------------------------------------
                                  (Unaudited)

                                                                     1997                1996
                                                                 ------------        ------------
Net Cash (Used in) Provided by Operating Activities              $ 2,548,161         $   (55,882)

Cash flows from Investing Activities:
   Capital expenditures                                           (1,117,652)           (717,784)
   Payment for acquisitions and land for development              (3,857,877)         (3,252,636)
   Cash received from note  receivable                                    --             373,237
Net Cash Used in Investing Activities:                            (4,975,529)         (3,597,183)
                                                                 -----------         -----------
Cash Flows from Financing Activities:
   Issuance of common stock                                               --          11,657,689
   Repayment of long-term debt                                      (773,153)           (291,522)
   Repayment of subordinated debt                                   (422,478)
   Repayment of capital lease obligation                             (17,440)            (44,412)
   Payments of dividends on preferred stock                          (25,500)            (38,826)
   Proceeds from exercise of stock options                             2,199                  --
   Proceeds from the principal debt facilities                            --           1,466,494
                                                                 -----------         -----------

Net Cash Provided by (Used in) Financing Activities:              (1,236,372)         12,749,423
                                                                 -----------         -----------

Net increase (decrease) in cash and
   cash equivalents:                                              (3,663,740)          9,096,358

Cash and cash equivalents at
   the beginning of year:                                          5,251,555           3,714,560
                                                                 -----------         -----------

Cash and cash equivalents at end of the period:                  $ 1,587,815         $12,810,918
                                                                 ===========         ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements for the three months ended March 31, 1997 and 1996
                                  (unaudited)

Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Note 2 - Earnings Per Share
---------------------------

The earnings per share is based upon the weighted average number of common and common share equivalents outstanding as follows:

                      3 months ended              3 months ended
                      March 31, 1997              March 31, 1996
                      --------------              --------------
Primary                  7,147,212                   6,513,681
Fully Diluted            7,487,541                   6,890,389

Note 3 - Acquisitions
---------------------

ACQUISITION OF ANOTHER GENERATION ENTERPRISES  INC.

On January 7, 1997, the Company purchased the stock of Another Generation Enterprises Inc. and certain related corporations, which owned six preschools located in Broward County and Palm Beach County, Florida with a capacity of 1,200 children and annual aggregate revenues of approximately $5,600,000. The aggregate purchase price for the stock totaled $4,543,000, with $3,643,000 in cash, $750,000 in notes and approximately $150,000 in assumed liabilities. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16.

Also on January 7, 1997, the company purchased a 19.99% interest in the Sagemont School located in Weston, Florida from the principal owners of Another Generation Enterprises Inc. The Sagemont

School is an elementary school with a capacity of 340 which opened in the Fall of 1996. The company also formed a joint venture with such persons to develop five additional elementary schools in Florida, each of which the company will own 80%.

Note  4 - Commitments and Contingencies
---------------------------------------

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

Note 5 - Subsequent Events
--------------------------

ACQUISITION OF RAINBOW BRIDGE INC.

On April 1, 1997 the Company acquired the assets of Jeff and June, Inc., which operated the Rainbow Bridge schools located in San Jose, California. Rainbow Bridge schools are private elementary and preschool operations with three schools, two of which are elementary and middle schools and one of which is a preschool with combined annual revenues of $5,600,000 and licensed capacity of
950. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The purchase price of the acquisition totaled $5,500,000, $3,700,000 paid in cash and $1,800,000 paid by delivery of a note. The asset purchase agreement provides for payment of an additional "earn-out" payment if the operators achieve certain earnings targets.

LOAN AMENDMENT

On May 8, 1997, the Company entered into the Sixth Amendment of its Loan and Security Agreement with its primary lender, which increases the Revolving Line of Credit from $10,000,000 to $13,800,000 and extends its maturity from September 1, 1999 to May 1, 2000. The Company is also given the right to convert outstanding loans under the revolver into fixed rate term loans with a term of five years. The Loan Amendment also changes the interest rate of the term loans from fixed rates to floating rates (currently lower). The Amendment increases the principal debt facilities from $21,200,000 to $25,000,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues increased $4,458,972 or 31% in the three months ended March 31, 1997 as compared to the same period in 1996. The increase in revenues was due primarily to the combination of (a) the acquisition of eleven schools and (b) the opening of nine new schools, all subsequent to the first quarter of 1996. These activities accounted for $3,065,741 and $1,182,429 of the overall increase, respectively. The increase in revenues in the remaining schools of $210,802 was the result of a combination of factors. Revenues in a majority of regions increased, but were offset by the closing in the Summer of 1996 of six non-performing child care centers in South Carolina when their leases expired, as well as a modest revenue decrease in the Merryhill schools located in California. The decrease at Merryhill was principally caused by a modest unforseen turnover of teachers due to the higher demand for teachers created by the California mandate to reduce class sizes in public schools. The Company has taken aggressive steps to attract and maintain quality teachers and to maintain quality standards, and has seen a trend of improving operating results, comparing January to April 1997, and is encouraged by the preliminary results of Fall enrollment.

At March 31, 1997, the Company operated 118 schools. From the period March 31, 1996 through March 31, 1997 the Company acquired eleven schools, built nine new schools (replacing two) and closed six schools whose leases expired.

School operating profit increased 11.5% or $341,000 in the first quarter of 1997 compared to 1996. The increase in operating profit was the result of several factors. Operating profit related to new acquisitions which occurred after the first quarter of 1996 totaled $635,988. This increase was reduced by (1) absorption of startup losses of new schools opened subsequent to the first quarter of 1996 totaling $43,145, which included $108,678 related to the opening of two schools in March 1997, and (2) a decrease in the school operating profit in the remaining schools of $251,843. The decrease in the operating profit of the remaining schools was the result of (1) an increase of $200,000 in rent expense because the Company sold five properties in May of 1996 and concurrently leased the properties back, (2) higher personnel costs and (3) lower revenues in Merryhill schools as a result of a modest enrollment decline.

School operating profit margin for the first quarter ended March 31, 1997 decreased 3% from 20.4% for the first quarter ended March 31, 1996 to 17.4% for the same period in 1997 as the Company's business plan anticipated. The decrease in margin was due to (1) initial absorption of startup losses in the new schools, (2) lower margins in acquired schools as compared to core schools (which is after amortization expense of goodwill), and (3) lower margins in the remaining schools as a result of the factors described in the previous paragraph. Margins at the acquired schools were particularly affected by the nine schools in Indianapolis which had a small loss in the first quarter. The Company has implemented a plan of action to increase enrollments and decrease operating expenses at the Indianapolis schools. Margins have steadily increased from January through April of 1997.

General and administrative expenses increased $272,672 or 26% for the first quarter ended March 31, 1997 as compared to the same period in 1996. As a percentage of revenues, general and administrative expenses decreased from 7.1% for the first quarter of 1996 to 6.9% for the first quarter of 1997 which is due to the economies of scale as the Company continues to grow its revenue base. The dollar increase was primarily attributable to the increases in the Company's infrastructure necessary to support its revenue growth. In 1997 the Company added a Chief Financial Officer, Vice President of Eastern U.S. Operations, several district managers and other support staff. In addition, the Company selected and launched an Education Advisory Board to oversee and assist in curriculum and technology development.

Interest expense decreased $171,524 or 27% for the first quarter ended March 31, 1997 as compared to the same period in 1996. The decrease in interest expense is the result of (1) the Company's refinancing in May of 1996 $6,000,000 of subordinated debt accruing interest at 14% with a term loan from its principal Bank accruing interest at 8% per annum, and (2) the Company selling five properties and subsequently repaying the related debt facilities in May of 1996.

Pretax income increased $192,296 or 14% for the first quarter ended March 31, 1997 as compared to 1996. The increase is primarily attributed to the increase in school operating profit as a result of the acquisitions and a decrease in interest expense as described above.

Income tax expense increased $130,119 or 24% as the result of a higher effective tax rate of 42% for the first quarter ended March 31, 1997 as compared to 38.5% for the same period in 1996, and also a higher profit level. The effective tax rate increased as a result of an increase in non-deductible goodwill amortization expense.

Net income increased $62,177 or 7% for the first quarter ended March 31, 1997 as compared to the same period in 1996. The net increase is attributable to the additional profits from acquisitions and a decrease in interest expense offset by an increase in general and administrative expenses.

Primary earnings per share for the first quarter ended March 31, 1997 was $0.13 on common share equivalents of 7,147,212 as compared to $0.13 on 6,513,681 common share equivalents for the same period in 1996. Fully diluted earnings per share was $0.12 on 7,487,541 share equivalents as compared to $0.13 on 6,890,389 share equivalents for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Management is currently pursuing a three-pronged growth strategy to expand the Company which includes (1) internal growth of existing schools through the expansion of certain facilities and increased enrollments, (2) new school development in both existing and new markets and (3) consolidation through strategic acquisitions. During 1997, the Company intends to fund its growth strategy and its cash needs through (1) the $13,800,000 available balance of its revolving line of credit, (2) the use of site developers to build schools and lease them to the Company, (3) the $15,000,000 commitment from AEI, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. If the need arises, the Company may also effect additional debt or equity financings. The Company anticipates that its existing available principal credit facilities, cash generated from operations, continued support of site developers to build and lease schools and funds from AEI will be sufficient to satisfy the working capital needs of the Company and the building of new schools in the near term future. The Company is continuing to look for quality acquisition candidates. Depending on the size of future acquisitions, the Company may need to seek funds from additional debt or equity placements.

At May 8, 1997, the Company's loans from its senior lender consisted of: a $6,200,000 loan ("Term Loan I"), a $5,040,000 term loan ("Term Loan II"), and, a $13,800,000 revolving line of credit, of which $3,730,000 was outstanding. The Term Loan I bears interest at a LIBOR based performance rate and requires quarterly principal payments as follows: $250,000 each quarter through September 1, 1999; and $300,000 each quarter from December 1, 1999 through September 1, 2001. The Term Loan II, bears interest at a LIBOR based performance rate and requires quarterly principal payments as follows: $280,000 each quarter through September 1, 1999; $350,000 each quarter through June 1, 2001, with the remaining balance due on September 1, 2001. The revolving line of credit bears interest at a LIBOR based performance rate and matures May 1, 2000. The current loan agreement with the Bank gives the Company flexibility in implementing its accelerated new school development program and its acquisition strategy.

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

Additionally in 1997, the Company will begin to upgrade its management information system to link the schools to the corporate office as well as to other schools. Management anticipates that the process will take several years and has projected that it may spend approximately $700,000 on this project in 1997.

Cash flow from operating activities increased $2,604,043 from a $55,882 deficit for the three months ended March 31, 1996 to $2,548,161 for the same period in 1997. The increase is the result of (1) increase in depreciation, (2) increase in accounts payable expenses and (3) increase in deferred revenues. Accounts payable increased $1,000,000 from March 1996 compared to 1997 as a result of the growth of the Company through acquisitions and new school development. Deferred revenues increased approximately $400,000 as a result of acquisitions.

During the three months ended March 31, 1997 cash decreased $3,653,740 as compared to a net increase of $9,096,358 for the three months ended March 31, 1996. The Company used cash of $3,857,000 in January 1997 to acquire six preschools in Florida and a 19.99% interest in the Sagemont elementary school. In the first quarter of 1996, the Company raised $11,600,000 in cash as a result of a private placement of common stock which was the reason for the increase in cash during that period.

The Company's working capital deficit increased $4,512,226 from $1,350,984 at December 31, 1996 to $5,863,210 at March 31, 1997 primarily as a result of a decrease in cash of $3,663,740 offset by an increase in accounts payable and accrued liabilities of $1,458,698.

TRENDS

Looking forward into 1997, the Company sees the continuation of major reforms taking place in the education market. The Company plans to capitalize on the growing need for improved quality education. In 1996 and 1997, the Company built new elementary and middle schools which incur larger initial losses in the first year as compared to a preschool but offer higher margins in the later years. The Company plans to open five to six elementary schools in 1997, and continue such development on an accelerated pace.

                                    Part II
                                    -------

                               Other Information



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

Exhibit
Number    Description of Exhibit

4.1 Sixth Amendment and Modification to Loan and Security Agreement with Summit Bank (Certain schedules to Exhibit 4.1 have not been filed. Upon request, Registrant will furnish to the Commission a copy of any omitted schedule.)

4.2 Line Note Payable to Summit Bank in the principal amount of $13,800,000.

11        Statement re: computation of per share earnings.

27        Financial Data Schedule.


     (B)  REPORTS ON FORM 8-K.

          On January 21, 1997, the Company filed a Current Report on Form 8-K reporting the closing of its acquisition of all of the outstanding common stock of Another Generation Enterprises Inc. and four corporations under common control, as well as (i) the purchase of a minority position (19.99%) in the limited liability company which owns Sagemont School located in Weston, Florida and (ii) the formation of a joint venture to develop five additional elementary schools in Florida.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOBEL EDUCATION DYNAMICS, INC.



Dated:  May ___, 1997              By:   _______________________________________
                                         Brian C. Zwaan
                                         Executive Vice President/CFO
                                         (duly authorized officer and
                                         principal financial officer)

                                   EXHIBITS

Exhibit
Number      Description of Exhibit

4.1         Sixth Amendment and Modification to Loan and Security Agreement.

4.2 Line Note payable to Summit Bank in the principal amount of $13,800,000.

11          Statement re: computation of per share earnings.

27          Financial Data Schedule.