Form 10-Q
period 1997-06-30
NOBEL EDUCATION DYNAMICS INC
filed 1997-08-14
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended:                        JUNE 30, 1997

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

                                       Yes  X     No_____
                                           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,051,565 shares of Common Stock outstanding at August 3, 1997.

                              INDEX TO FORM 10-Q

                        Nobel Education Dynamics, Inc.

                                                                        Page
PART I.                  FINANCIAL INFORMATION                         Number
                                                                       ------
Item 1. Financial Statements

        Consolidated Balance Sheets,
        June 30, 1997 and
        December 31, 1996(unaudited)......................................2

        Consolidated Statements of Income for the
        three months ended June 30, 1997
        and 1996 (unaudited)..............................................3

        Consolidated Statements of Income for the
        six months ended June 30, 1997
        and 1996 (unaudited)..............................................4

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1997
        and 1996 (unaudited)..............................................5

        Notes to Consolidated Interim Financial Statements................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................9

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

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

ASSETS                                    June 30, 1997   December 31, 1996
------                                    -------------   -----------------
Cash and cash equivalents                   $ 1,623,110         $ 5,251,555
Accounts receivable, less allowance for
 doubtful accounts of $103,009 in 1997
 and 1996                                     1,178,034             779,075
Prepaid rent                                    527,421             734,463
Prepaid insurance and other                     855,152             622,106
Deferred taxes                                        -             890,934
                                            -----------         -----------
                                              4,183,717           8,278,133
                                            -----------         -----------
   Total Current Assets

Property and equipment, net                  19,775,669          19,323,110
Property and equipment held for sale, net       564,724           1,111,412
Goodwill, net                                33,977,365          25,601,028
Deposits and other assets                     4,584,563           2,402,951
Deferred taxes                                        -             116,854
                                            -----------         -----------

   Total Assets                             $63,086,038         $56,833,488
                                            ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt           $ 3,257,425         $ 3,448,112
Accounts payable and other current
 liabilities                                  8,058,259           6,181,005
                                            -----------         -----------
   Total Current Liabilities                 11,315,684           9,629,117
                                            -----------         -----------

Long Term Debt                               11,818,866          11,097,593
Deferred gain on sale/leaseback                  43,326              47,321
Minority interest in consolidated
 subsidiary                                     367,813             318,359
Long-term subordinated debt                   5,404,431           3,417,657
                                            -----------         -----------
   Total  Liabilities                        28,950,120          24,510,047
                                            -----------         -----------

Stockholders' Equity:
Preferred stock, $.001 par value;
10,000,000 shares authorized, issued
 and  outstanding 4,697,542 in 1997 and
 1996                                             4,698               4,698
Common stock, $.001 par value,
 50,000,000 shares authorized, issued
 and outstanding 6,051,565 shares in
 1997 and 5,831,055 in 1996                       6,051               5,831
Treasury Stock 36,810 shares                   (375,000)                  -
Additional paid-in capital                   38,179,893          37,665,713
Accumulated deficit                          (3,679,724)         (5,352,801)
                                            -----------         -----------
     Total Stockholders' Equity              34,135,918          32,323,441
                                            -----------         -----------
     Total Liabilities and                  $63,086,038         $56,833,488
      Stockholders' Equity                  ===========         ===========

 The accompanying notes and the notes in the financial statements included in
  Nobel's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended June 30, 1997 and 1996
               -------------------------------------------------
                                  (unaudited)

                                                                     1997             1996
                                                                 ------------      ------------
Revenues                                                         $20,637,145       $14,920,744

Operating Expenses                                                17,311,285        12,281,920
                                                                 -----------       -----------

     School operating profit                                       3,325,860         2,638,824

General and administrative expenses                                1,470,488         1,087,295
                                                                 -----------       -----------

     Operating Profit                                              1,855,372         1,551,529

Interest Expense                                                     473,663           476,664

Other Income                                                         (14,433)         (134,186)

Minority interest in earnings of consolidated subsidiary              24,391            24,907
                                                                 -----------       -----------
Income before income taxes                                         1,371,751         1,184,144

Income tax expense                                                   576,277           449,957
                                                                 -----------       -----------

Net income                                                       $   795,474       $   734,187
                                                                 ===========       ===========

Preferred stock dividends                                        $    25,500       $    38,826
                                                                 -----------       -----------

Net income available to common stockholders                      $   769,974       $   695,361
                                                                 ===========       ===========

Primary earnings per share                                             $0.11             $0.10
                                                                 ===========       ===========

Fully diluted earnings per share                                       $0.11             $0.10
                                                                 ===========       ===========

 The accompanying notes and the notes in the financial statements included in
  Nobel's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                for the six months ended June 30, 1997 and 1996
                -----------------------------------------------
                                  (unaudited)

                                                              1997              1996
                                                           ------------      ------------
Revenues                                                   $39,664,386       $29,489,013

Operating Expenses                                          33,019,088        23,871,757
                                                           -----------       -----------

       School operating profit                               6,645,298         5,617,256

General and administrative expenses                          2,774,357         2,118,492
                                                           -----------       -----------

       Operating Profit                                      3,870,941         3,498,764

Interest Expense                                               853,470         1,107,905

Other Income                                                    (4,770)         (250,797)

Minority interest in earnings of consolidated subsidiary        49,454            48,772
                                                           -----------       -----------

Income before income taxes                                   2,972,787         2,592,884

Income tax expense                                           1,248,710           992,271
                                                           -----------       -----------

Net income                                                 $ 1,724,077       $ 1,600,613
                                                           ===========       ===========

Preferred stock dividends                                  $    51,000       $    77,652
                                                           -----------       -----------

Net income available to common stockholders                $ 1,673,077       $ 1,522,961
                                                           ===========       ===========

Primary earnings per share                                       $0.24             $0.23
                                                           ===========       ===========

Fully diluted earnings per share                                 $0.23             $0.22
                                                           ===========       ===========

 The accompanying notes and the notes in the financial statements included in
  Nobel's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------
                                  (Unaudited)

                                                            1997             1996
                                                            ----             ----
Net Cash Provided by Operating Activities               $ 4,355,124       $  1,822,619

Cash flows from Investing Activities:

  Capital expenditures                                   (3,588,805)        (1,695,655)
  Proceeds from the sale of real estate                   3,444,882          6,148,490
  Payment for acquisitions                               (7,154,704)        (6,041,048)
  Cash paid for 19% investment in school                   (340,000)                --
  Cash received from note receivable                             --            373,237
                                                        -----------       ------------
Net cash used in investing activities:                   (7,638,627)        (1,214,976)

Cash Flows from Financing Activities:
  Issuance of common stock                                       --         11,497,634
  Repayment of long-term debt                            (1,327,585)        (5,851,123)
  Repayment of subordinated debt                           (624,967)        (6,000,000)
  Cash proceeds from revolving line of credit             4,779,704          1,500,000
  Repayment of revolving line of credit                  (3,225,644)                --
  Repayment of capital lease obligation                     (34,850)           (23,948)
  Payments of dividends on preferred stock                  (51,000)           (77,606)
  Proceeds from exercise of stock options                   139,400            160,055
  Proceeds from the principal debt facility                      --          6,000,000
                                                        -----------       ------------

Net Cash Provided by (Used in) Financing Activities:       (344,942)         7,205,012
                                                        -----------       ------------

Net increase(decrease) in cash and cash equivalents      (3,628,445)         7,812,655

Cash and cash equivalents at the beginning of year        5,251,555          3,714,560
                                                        -----------       ------------

Cash and cash equivalents at end of the period          $ 1,623,110       $ 11,527,215
                                                        ===========       ============

  The accompanying notes and the notes in the financial statements included in Nobel's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                for the six months ended June 30, 1997 and 1996
                                  (unaudited)

Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements have been prepared by Nobel Education Dynamics, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Nobel's Annual Report on Form 10-K for the year ended December 31, 1996.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Note 2 - Earnings Per Share
---------------------------

The earnings per share is based upon the weighted average number of common and common share equivalents outstanding as follows:

                 6 months ended  6 months ended
                 June 30, 1997   June 30, 1996
                 --------------  --------------
Primary               7,112,856       6,768,932
Fully Diluted         7,446,167       7,145,640

                 3 months ended  3 months ended
                 June 30, 1997   June 30, 1996
                 --------------  --------------
Primary               7,115,669       7,174,674
Fully Diluted         7,448,980       7,551,382

In February 1997, the Financial Accounting Standards Board issued Statement no. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement will be effective for periods ending after December 15, 1997, with prior periods restated at that time to comply with the new standards. If the Statement had been effective for the periods ended June 30, 1997 and 1996, there would have been no significant change in fully diluted earnings per share as presented in the accompanying Consolidated Statements of Income. However, the calculation of the basic earnings per share under the FAS 128 equals $0.13 for the three months ended both June 30, 1997 and 1996 compared to primary earnings per share of $0.11 and $0.10 for the same periods respectively. For the six months ended June 30, 1997 and 1996, basic earnings per share equaled $0.29 and $0.30 respectively as compared to primary earnings per share of $0.24 and $0.23 for the same periods in 1997 and 1996.

Note 3 - Acquisitions
---------------------

ACQUISITION OF ANOTHER GENERATION ENTERPRISES  INC.

On January 7, 1997, the Company purchased Another Generation Enterprises Inc. and certain related corporations, which owned six preschools located in Broward County and Palm Beach County, Florida with a capacity of 1,200 children and annual aggregate revenues of approximately $5,600,000. The aggregate purchase price for the stock totaled $4,543,000, with $3,643,000 in cash, $750,000 in notes and approximately $150,000 in assumed liabilities. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16.

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

ACQUISITION OF RAINBOW BRIDGE INC.

On April 1, 1997 the Company acquired the Rainbow Bridge schools located in San Jose, California. Rainbow Bridge schools are private elementary and preschool operations with five schools, two of which are elementary and middle schools and three of which are preschools with combined annual revenues of $5,600,000 and licensed capacity of 950. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The purchase price of the acquisition totaled $5,500,000, $3,700,000 paid in cash and $1,800,000 paid by delivery of a note. The asset purchase agreement provides for payment of an additional "earn-out" payment if the operators achieve certain earnings targets.

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

Note 5 - Debt
-------------

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the six month period ended June 30, 1997 compared to June 30, 1996:
----------------------------------------------------------------------

Revenues increased $10,175,373 or 35% to $39,664,386 for the six month period ended June 30, 1997. The increase in revenues was due primarily to the combination of 1) the acquisition of 16 schools and 2) the opening of seven new schools all subsequent to the second quarter of 1996. Of the $10,175,373 increase $7,491,197 was related to acquisitions and $1,792,125 was related to the opening of new schools subsequent to June 30, 1996. The increase in revenues in the remaining schools which totaled $892,051 was the result of a combination of several factors. Revenues in the Eastern Division increased due to the maturing of new schools opened in early 1996, but were offset by a combination of 1) the closing in August 1996 of six non-performing schools located in South Carolina upon expiration of leases ,2) a modest revenue decrease in Merryhill schools located in California and 3) a slight revenue decrease in the Educo schools (a 1995 acquisition).

The decrease in revenues in the Merryhill Schools was principally caused by an unforeseen turnover of teachers during the 1996-1997 school year which led to a decrease in enrollment. In California a mandate was issued by the public schools to reduce class sizes which caused a higher demand for teachers. Public schools looked to private schools to fill their teacher ranks by offering significantly higher salaries. This created an approximate 3% decline in the revenues of the Merryhill schools. Management is very focused and attempting to turn the situation around, taking aggressive steps to attract and retain quality teachers and quality standards. The Company also has increased marketing efforts in Merryhill emphasizing its quality curriculum and reputation in order to increase enrollment.

As of June 30, 1997, the Company operated 121 schools. From the period June 30, 1996 to June 30, 1997, the Company built nine new schools (replacing two), closed six schools whose leases expired and acquired sixteen schools.

School operating profit increased 18.30% or $1,028,042 in the first six months of 1997 compared to 1996. The increase in the operating profit was the result of several factors. Operating profit related to acquisitions which occurred subsequent to the second quarter of 1996 totaled $1,338,357. This increase was reduced by 1) the absorption of start-up losses of new schools opened subsequent to the second quarter of 1996 totaling $248,520, 2) a decrease in the remaining schools of $67,683 and 3) $5,888 of an increase relating to closing South Carolina schools. The decrease in the remaining schools was the result of 1) an increase in rent expense of $200,000 because the Company sold five previously owned properties in May of 1996 and concurrently leased the properties back, 2) higher personnel costs, 3) lower revenues in the Merryhill and Educo schools, as described above and 4) a small loss incurred by the nine schools located in Indianapolis. The results of the Indianapolis schools have improved slightly from January to June.

School operating profit margins decreased 2.3% from 19.0% for the six months ended June 30, 1996 to 16.7% for the six months ended June 30, 1997. The decrease in margins was due to 1) initial absorption of start-up losses in the new schools, 2) lower margins in the acquired schools as compared to baseline schools due to the amortization of goodwill and 3) lower margins in the remaining baseline schools as a result of declines in the operating profits in the Merryhill schools. Margins in the schools acquired in 1995 were particularly effected by two factors: 1) the Indianapolis schools currently are operating at a small loss for the six months ended June 30, 1997 and 2) the Educo schools operating profit margins decreased because of a slight drop in enrollment and higher costs. The Company has implemented a plan of action to increase enrollments and decrease operating expenses in the Indianapolis and Educo schools.

General and administrative expenses increased $655,865 or 31% to $2,774,357 for the six months ended June 30, 1997 compared to the same period in 1996. As a percentage of revenues general and administrative expenses decreased 0.2% from 7.2% in 1996 to 7.0% in 1997. The increase in dollars was primarily attributable to the increase in the Company's infrastructure necessary to support its revenue growth. In 1997 the Company added a Chief Financial Officer, Vice President of Eastern U.S. Operations, Vice President of Marketing, several District Managers, a Human Resource Manager and several other support staff. In addition, the Company selected and launched an Education Advisory Board to oversee and assist in curriculum development.

Interest expense decreased $254,435 or 23% to $853,470 for the six months ended June 30, 1997 as compared to the same period in 1996. The decrease is the result of 1) the Company's refinancing in May 1996 $6,000,000 of subordinated debt which accrued interest at 14% with a term loan from its principal Bank which accrues interest at a floating interest rate, 2) generally lower interest rates (7.125% vs. 8.25%) on the Company's principal credit facility as a result of the Sixth Amendment of the Loan and Security Agreement entered into on May 8, 1997, and 3) the Company selling five properties and subsequently repaying the related debt facility.

Other income decreased $246,027 for the six months ended June 30, 1997 compared to the same period in 1996. In 1996 the Company earned interest on proceeds from an $11,700,000 private placement of common stock which was subsequently used for acquisitions in the fourth quarter of 1996 and early 1997.

Pretax income increased $379,903 or 15% to $2,972,787 for the six months ended June 30, 1997 compared to the same period the prior year. The increase is primarily attributed to the increase in operating profit as a result of acquisitions.

Income tax expense increased $256,439 or 26% to $1,248,710 for the six months ended June 30, 1997 compared to 1996 as the result of a higher effective tax rate of 42% in 1997 as compared to 38% for the same period in 1996 and also a higher profit level. The effective tax rate increased as a result of an increase in non-deductible goodwill amortization expense.

Net income increased $123,464 or 7.7% to $1,724,077 for the six months ended June 30, 1997 as compared to the same period in 1996. The net increase is attributable to the additional profits from acquisitions, a net decrease in interest expense offset by increases in general and administrative expenses.

Primary earnings per share for the six months ended June 30, 1997 equaled $0.24 on common share equivalents of 7,112,856 as compared to $0.23 on common share equivalents of 6,768,932 for the same period in 1996. Fully diluted earnings per share equaled $0.23 on 7,446,167 share equivalents as compared to $0.22 on 7,145,640 share equivalents for the same period in 1996.

For the three months ended June 30, 1997 compared to June 30, 1996:
------------------------------------------------------------------

Revenues for the second quarter of 1997 increased $5,716,401 or 38% to $20,637,145 compared to the second quarter of 1996. The increase is primarily attributed to revenues related to acquisitions and new school openings which occurred in the second half of 1996 and early 1997. Acquisitions accounted for $4,425,486 of the increase in revenues and new school development accounted for $1,268,078 of the increase. Baseline school revenues increased slightly or $22,837. This slight increase is related to several factors: 1) a decrease in revenues of $345,405 related to the closing of several schools whose leases expired in South Carolina, 2) a modest decrease in the revenue of the Merryhill schools, 3) a slight decrease in revenues of the Educo schools offset by 4) an increase in revenues from the maturing of new schools opened in early 1996 in the Eastern region.

School operating profit increased $687,036 or 26% to $3,325,860 for the second quarter of 1997 as compared to 1996. The increase in school operating profit related to the acquisitions totaled $714,867 and the increase in operating profit relating to new schools built in 1996 totaled $263,443. These increases were offset by several factors which include 1) the absorption of operating losses related to new schools in 1997 totaling $152,534 and 2) a decrease in the baseline schools totaling $138,740 which was related primarily to a 2.5% margin decline in the results of the Merryhill schools and to a lesser extent, a slight decline in the results of the Educo schools, as described above in the six month analysis.

Operating profit margins decreased 1.57% from 17.69% in the second quarter of 1996 to 16.12% in the second quarter of 1997. The decrease in the margin is the result of overall performance of the baseline schools due primarily to the decline in the Merryhill schools as described above in the six month analysis, coupled with losses from opening new schools and lower margins in the acquisitions because of goodwill amortization.

General and Administrative expense increased $383,193 or 35% to $1,470,488 for the second quarter of 1997 as compared to 1996. As a percentage of revenues, general and administrative remained constant at 7.1% for the second quarter of 1997. The dollar increase is related to the addition of management needed to build the infrastructure of the company as described above in the six month analysis.

Interest expense decreased slightly to $473,663 as a result of lower interest rates, as described above in the six months analysis.

Other income decreased $119,753 to $14,433. In 1996, excess cash proceeds from private placement were invested in short term securities whereas in 1997 the Company used the cash for acquisitions.

Income taxes totaled $576,277 for the second quarter of 1997 compared to $449,957 in 1996. Taxes were accrued at 42% effective tax rate compared to 38% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Management is currently pursuing a three-pronged growth strategy to expand the Company which includes (1) internal growth of existing schools through the expansion of certain facilities and increased enrollments, (2) new school development in both existing and new markets and (3) consolidation through strategic acquisitions. During 1997, the Company intends to fund its growth strategy and its cash needs through (1) the $13,800,000 available balance of its revolving line of credit, (2) the use of site developers to build schools and lease them to the Company and (3) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. If the need arises, the Company may also effect additional debt or equity financings. The Company anticipates that its existing available principal credit facilities, cash generated from operations, continued support of site developers to build and lease schools will be sufficient to satisfy the working capital needs of the Company and the building of new schools in the near term future. The Company is continuing to look for quality acquisition candidates. Depending on the size of future acquisitions, the Company may need to seek funds from additional debt or equity placements.

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

In 1997, the Company is in the process of converting six of its child care centers to Chesterbrook Academy schools. When a conversion takes place, the Company upgrades the curriculum and equipment, retrains the teachers and changes signage. The Company estimates the capitalized cost of a conversion to be $30,000 to $40,000 per location. The Company anticipates that cash generated from operations and its line of credit will be sufficient to fund the cost of the conversions.

Additionally in 1997, the Company will begin to upgrade its management information system to link the schools to the corporate office as well as to other schools. Management anticipates that the process will take several years and has projected that it may spend approximately $700,000 on this project in 1997 and approximately $1,000,000 in 1998.

Cash flow from operations increased $2,532,505 from $1,822,619 for the six months ended June 30, 1996 to $4,355,124 for the six months ended June 30, 1997. The increase is the result of 1) an increase in depreciation and amortization of goodwill totaling $483,000, and 2) an increase in accounts payable and accrued expenses totaling $2,197,000.

During the six months ended June 30, 1997 cash decreased $3,628,445 compared to a net increase of $7,812,655 for the same period in 1996. In the first half of 1996 the Company raised $11,600,000 in cash through a private placement of common stock. Additionally, in May of 1996 the Company sold real estate related to the Carefree schools for a total of $6,100,000. During the first six months of 1997 the Company completed the acquisition of Another Generation, Inc. and Rainbow Bridge, Inc. and paid $7,154,704 in cash for the acquisitions. In 1997 the Company spent $3,100,000 in capital expenditures for both equipment and the building of new schools.

The Company's working capital deficit increased $5,780,983 from a deficit of $1,350,984 at December 31, 1996 to $7,131,967 at June 30, 1997 primarily as a result of a decrease in cash totaling $3,628,445 and an increase in accounts payable and other current liabilities totaling $1,877,254.

TRENDS

During the first half of 1997, the Company experienced a setback with a slight decrease in enrollment in its Merryhill schools, located in California. As discussed herein, this decrease is primarily due to the effect of California public schools' initiative to decrease student/teacher class size ratios in Kindergarten to second grade classes. This initiative affected Merryhill in several ways: 1) teacher turnover increased, 2) enrollment decreased slightly, and 3) with efforts to attract replacement teachers and retain existing teachers, average teacher salaries increased. In addition to the effect of the public school initiative, rent expense in some of the Merryhill schools is increasing because of recently built replacement schools which expanded capacity. Current results for Fall enrollment in the upcoming 1997-1998 school year are down slightly from the previous year.

The Company sees the continuation of major reforms taking place in the education market. The Company plans to capitalize on the growing need for improved quality education. In 1996 and 1997, the Company built new elementary and middle schools which incur higher initial losses in the first year as compared to newly constructed preschools. The Company plans to open five newly constructed elementary schools in 1997, and continue development in 1998.

                                    Part II
                                    -------

                               Other Information



Exhibit
Number         Description of Exhibit

11             Statement re: computation of per share earnings.


27             Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Nobel has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOBEL EDUCATION DYNAMICS, INC.



Dated:  August 14, 1997                 By:  /s/ Brian C. Zwaan
                                          -----------------------------------
                                        Brian C. Zwaan
                                        Executive Vice President/CFO
                                        (duly authorized officer and
                                        principal financial officer)

                                   EXHIBITS

Exhibit
Number         Description of Exhibit

11             Statement re: computation of per share earnings.

27             Financial Data Schedule