Form 10-Q
period 1997-09-30
NOBEL EDUCATION DYNAMICS INC
filed 1997-11-14
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:                   September 30, 1997

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

                                         Yes    X               No
                                            -----------           ----------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,051,565 shares of Common Stock outstanding at November 4, 1997.

                               INDEX TO FORM 10-Q

                         Nobel Education Dynamics, Inc.


                                                                           Page
PART I.           FINANCIAL INFORMATION                                   Number
                                                                          ------
Item 1. Financial Statements

        Consolidated Balance Sheets,
        September 30, 1997 (unaudited) and
        December 31, 1996..................................................   2

        Consolidated Statements of Income for the
        nine months ended September 30, 1997
        and 1996 (unaudited)...............................................   3

        Consolidated Statements of Income for the
        three months ended September 30, 1997
        and 1996 (unaudited)...............................................   4

        Consolidated Statements of Cash Flow for the
        nine months ended September 30, 1997
        and 1996 (unaudited)...............................................   5

        Notes to Consolidated Interim Financial Statements.................   7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................  10

PART II   OTHER INFORMATION

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

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


ASSETS                                                                   September 30, 1997   December 31, 1996
------                                                                   -----------------    -----------------
Cash and cash equivalents                                                       $   907,176         $ 5,251,555
Accounts receivable, less allowance for doubtful accounts of $103,009             1,230,902             779,075
in 1997 and 1996
Prepaid rent                                                                              -             734,463
Prepaid insurance and other                                                         555,151             622,106
Deferred taxes                                                                      324,468             890,934
                                                                                -----------         -----------
                                                                                  3,017,697           8,278,133
                                                                                -----------         -----------
   Total Current Assets

Property and equipment, net                                                      25,479,917          19,323,110
Property and equipment held for sale, net                                           415,167           1,111,412
Goodwill, net                                                                    37,297,094          25,601,028
Deposits and other assets                                                         4,329,062           2,402,951
Deferred taxes                                                                            -             116,854
                                                                                -----------         -----------

   Total Assets                                                                 $70,538,937         $56,833,488
                                                                                ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt                                               $ 3,395,542         $ 3,448,112
Deferred revenue--prepaid tuition                                                 3,915,966           1,716,048
Accounts payable and other current liabilities                                    6,192,609           4,464,957
                                                                                -----------         -----------

   Total Current Liabilities                                                     13,504,117           9,629,117
                                                                                -----------         -----------

Long Term Debt                                                                   16,855,355          11,097,593
Deferred gain on sale/leaseback                                                      41,328              47,321
Minority interest in consolidated subsidiary                                        501,170             318,359
Long-term subordinated debt                                                       5,811,725           3,417,657
                                                                                -----------         -----------
   Total Liabilities                                                             36,713,695          24,510,047
                                                                                -----------         -----------
Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, issued
 and outstanding 4,697,542 in 1997 and 1996                                           4,698               4,698

Common stock, $.001 par value, 20,000,000 shares authorized, issued
 and outstanding 6,051,565 shares in 1997 and 5,831,055 in 1996                       6,051               5,831
Treasury Stock 36,810 shares                                                       (375,000)                  -
Additional paid-in capital                                                       38,179,893          37,665,713
Accumulated deficit                                                              (3,990,400)         (5,352,801)
                                                                                -----------         -----------
   Total Stockholders' Equity                                                    33,825,242          32,323,441
                                                                                -----------         -----------
   Total Liabilities and Stockholders' Equity                                   $70,538,937         $56,833,488
                                                                                ===========         ===========

The accompanying notes and the notes in the financial statements included in Nobel's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             for the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------
                                  (unaudited)

                                                                               1997          1996
                                                                           ------------  ------------

Revenues                                                                   $58,590,684   $43,208,018

Operating Expenses                                                          50,510,446    35,973,946
                                                                           -----------   -----------

       School operating profit                                               8,080,238     7,234,072

General and administrative expenses                                          4,217,721     3,053,994
                                                                           -----------   -----------

       Operating Profit                                                      3,862,517     4,180,078

Interest Expense                                                             1,314,751     1,566,854

Other (Income)                                                                  (2,136)     (393,824)

Minority interest in earnings of consolidated subsidiary                        68,811        70,527
                                                                           -----------   -----------

Income before income taxes                                                   2,481,091     2,936,521

Income tax expense                                                           1,042,189     1,126,281
                                                                           -----------   -----------

Net income                                                                 $ 1,438,902   $ 1,810,240
                                                                           ===========   ===========

Preferred stock dividends                                                  $    76,500   $    98,063
                                                                           -----------   -----------

Net income available to common stockholders                                $ 1,362,402   $ 1,712,177
                                                                           ===========   ===========

Primary earnings per share                                                 $      0.19   $      0.25
                                                                           ===========   ===========

Fully diluted earnings per share                                           $      0.19   $      0.25
                                                                           ===========   ===========


The accompanying notes and the notes in the financial statements included in Nobel's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             for the three months ended September 30, 1997 and 1996
             ------------------------------------------------------
                                  (unaudited)

                                                                               1997          1996
                                                                               ---           ----
Revenues                                                                   $18,926,298   $13,719,005

Operating Expenses                                                          17,491,358    12,102,189
                                                                           -----------   -----------

       School operating profit                                               1,434,940     1,616,816

General and administrative expenses                                          1,443,364       935,502
                                                                           -----------   -----------

       Operating Profit (Loss)                                                  (8,424)      681,314

Interest Expense                                                               461,281       458,949

Other (Income) Expense                                                           2,634      (143,027)

Minority interest in earnings of consolidated subsidiary                        19,357        21,755
                                                                           -----------   -----------

Income (Loss) before income taxes                                             (491,696)      343,637

Income tax expense (benefit)                                                  (206,521)      134,010
                                                                           -----------   -----------

Net income (loss)                                                          $  (285,175)  $   209,627
                                                                           ===========   ===========

Preferred stock dividends                                                  $    25,500   $    20,411
                                                                           -----------   -----------

Net income (loss) available to common stockholders                         $  (310,675)  $   189,216
                                                                           ===========   ===========

Primary earnings (loss) per share                                          $     (0.04)  $      0.03
                                                                           ===========   ===========

Fully diluted earnings (loss) per share                                    $     (0.04)  $      0.03
                                                                           ===========   ===========

The accompanying notes and the notes in the financial statements included in Nobel's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------
                                  (Unaudited)


                                                                             1997                   1996
                                                                             ----                   ----
Net Cash Provided by Operating Activities                                $  7,078,252            $ 3,312,260

Cash flows from Investing Activities:

  Capital expenditures                                                     (3,643,956)            (3,101,693)
  Proceeds from the sale of real estate                                     3,594,438              6,334,648
  Payment for acquisitions                                                 (9,466,496)            (3,284,213)
  Cash used in land acquisitions and new school development                (6,044,212)            (6,274,350)
  Cash paid for 19.9% investment in elementary school                        (340,000)                    --
  Cash received from note receivable                                               --                373,237
                                                                         ------------            -----------

  Net Cash Used In Investing Activities:                                  (15,900,226)            (5,952,371)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                              (1,472,078)            (6,564,334)
  Cash proceeds from line of credit                                         9,936,584              1,500,000
  Repayment of subordinated debt                                             (771,318)            (6,000,000)
  Repayment of capital lease obligation                                       (52,849)               (43,008)
  Payments of dividends on preferred stock                                    (76,500)               (97,911)
  Proceeds from exercise of stock options                                     139,400                160,055
  Cash used for repayment of line of credit                                (3,225,644)                    --
  Proceeds from the second Term Loan                                               --              6,000,000
  Issuance of common stock                                                         --             13,196,203
                                                                         ------------            -----------

Net Cash Provided by Financing Activities:                                  4,477,595              8,151,005
                                                                         ------------            -----------

Net increase (decrease) in cash and cash equivalents                       (4,344,379)             5,510,894

Cash and cash equivalents at the beginning of year                          5,251,555              3,714,560
                                                                         ------------            -----------

Cash and cash equivalents at end of the period                           $    907,176            $ 9,225,454
                                                                         ============            ===========

The accompanying notes and the notes in the financial statements included in Nobel's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                           SUPPLEMENTAL SCHEDULE FOR
                      CONSOLIDATED STATEMENT OF CASH FLOW
                  Non Cash Financing and Investing Activities



Nine Months Ended September 30                          1997          1996
                                                        ----          ----
Acquisitions

Fair value of tangible assets acquired              $ 1,314,264   $   149,195
Cost in excess of net assets acquired                13,097,126     5,108,067
Liabilities assumed                                  (1,260,330)     (136,369)
Notes issued                                         (3,684,564)     (336,680)
Stock issued                                                  -    (1,500,000)
                                                    -----------   -----------

Total Cash Used For Acquisitions                    $ 9,466,496   $ 3,284,213
                                                    ===========   ===========



The accompanying notes and the notes in the financial statements included in Nobel's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES

               Notes to Consolidated Interim Financial Statements
             for the nine months ended September 30, 1997 and 1996
                                  (unaudited)

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

Note 2 - Earnings (Loss) Per Share
----------------------------------

The earnings (loss) per share is based upon the weighted average number of common and common share equivalents outstanding as follows:

                   3 months ended      3 months ended
                 September 30, 1997  September 30, 1996
                 ------------------  ------------------

Primary             7,448,290/1/          7,187,715
Fully Diluted         7,448,290           7,564,423


                 9 months ended      9 months ended
                 September 30, 1997  September 30, 1996
                 ------------------  ------------------
Primary               7,273,151           6,910,060
Fully Diluted         7,446,107           7,286,769

/1/ Note: The shares of Series A Preferred Stock, which are convertible into shares of common stock, were excluded in this calculation because exclusion would have been anti-dilutive in the calculation.

In February 1997, the Financial Accounting Standards Board issued Statement no. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement will be effective for periods ending after December 15, 1997, with prior periods restated at that time to comply with the new standards. If the statement had been effective for the periods ended September 30, 1997 and 1996, basic and diluted loss per share would have totaled $0.05 for the three months ended September 30, 1997 and there would be no change in the calculation for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the basic earnings per share equal $0.23 and the diluted earnings per share equal $0.18 as compared to $0.19 for both primary and fully diluted under the current method of accounting. In the same period in 1996, basic earnings per share total $0.31 and diluted earnings per share total $0.25 as compared to $0.25 for both primary and fully diluted.

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

Acquisition of Rainbow Bridge Schools

On April 1, 1997 the Company acquired the Rainbow Bridge schools located in San Jose, California. Rainbow Bridge schools are private elementary and preschool operations with five schools, two of which are elementary and middle schools and three of which are preschools with combined annual revenues of $5,600,000 and licensed capacity of 950. The acquisition was accounted for using the purchase method of accounting in accordance with APB 16. The purchase price of the acquisitions totaled $5,500,000, $3,700,000 paid in cash and $1,800,000 paid in a note. The asset purchase agreement provides for payment of an additional "earn-out" payment if the operators achieve certain earnings targets.

Acquisition of Las Vegas Schools

On September 19, 1997 the Company purchased three schools located in Las Vegas, Nevada formerly operating as Hillpointe Elementary School and Warren Walker Preschools with current combined annual revenues of $2,600,000 and licensed capacity of 670. The Hillpointe Elementary School is a new school which opened in September of 1997 and is operating at 40% of capacity. The acquisitions were accounted for using the purchase method of accounting in accordance with APB 16. The purchase price of the acquisition totaled approximately $3,800,000, $2,300,000 paid in cash, $700,000 paid in notes and $800,000 in assumed liabilities.

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

Note 5 - Debt
-------------

Loan Amendment

On May 8, 1997, the Company entered into the Sixth Amendment of its Loan and Security Agreement with its primary lender, which increases the Revolving Line of Credit from $10,000,000 to $13,800,000 and extends its maturity from September 1, 1999 to May 1, 2000. The Company is also given the right to convert outstanding loans under the revolver into fixed rate term loans with a term of five years. The Loan Amendment also changes the interest rate of the term loans from fixed rates to floating rates (currently lower). The Amendment increased the principal debt facilities from $21,200,000 to $25,000,000.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the nine month period ended September 30, 1997 compared to September 30,
----------------------------------------------------------------------------
1996:
----

Revenues increased $15,382,666 or 36% to $58,590,684 for the nine month period ended September 30, 1997. The increase in revenues was due primarily to the combination of (1) the acquisition of 16 schools and (2) the opening of twelve new or replacement schools all subsequent to the third quarter of 1996. Of the $15,382,666 increase, $11,477,451 was related to acquisitions and $2,525,874 was related to the school openings subsequent to September 30, 1996. The remaining increase of $1,379,341 was the result of several factors. Revenues in the Eastern division increased due to the maturing of new schools opened in early 1996 and a slight increase in enrollment. This was offset by a combination of
(1) the closing in August 1996 of six non-performing schools located in South Carolina upon expiration of leases and (2) a decrease in revenues in the Merryhill schools. (See Trends for discussion of Merryhill)

As of September 30, 1997, the Company operated 129 schools. From the period September 30, 1996 to September 30, 1997, the Company built twelve new schools (including two replacement schools), closed seven schools and acquired nineteen schools.

School operating profit increased $846,166 or 12% to $8,080,238 for the nine months ended September 30, 1997 compared to the same period in the prior year. The following factors contributed to this increase: (1) acquisitions closed since September 1996 added operating profit of $1,545,667, (2) Eastern schools' operating profit increased $695,000, due to maturing of the new schools opened in early 1996 and a slight increase in enrollment, (3) the closure of certain South Carolina schools eliminated a $153,885 loss, (4) Merryhill's operating profit decreased by $705,000, (5) the Company paid aggregate rent of $197,000 in the latter period on properties acquired in the Carefree acquisition which were later sold in sale/leaseback transactions, and (6) new schools opened since September 1996 generated operating losses of $646,386.

School operating profit margins decreased 2.9% to 13.8% for the nine months ended September 30, 1997 from 16.7% for the nine months ended September 30, 1996. The decrease in margins was due to (1) the absorption of start-up losses in the new schools, (2) lower margins in the acquired schools related to goodwill amortization, and (3) lower margins in Core schools substantially as a result of the decline in the operating profits in the Merryhill schools.

General and administrative expenses increased $1,163,727 or 38% to $4,217,721 for the nine months ended September 30, 1997 as compared to the same period in the prior year. As a percentage of revenues general and administrative expenses increased 0.13% from 7.07% in 1996 to 7.2% in 1997. This increase is attributable to the increase in the Company's management infrastructure necessary to support its revenue growth. In 1997, the Company added a Chief Financial Officer, Vice President of Eastern U.S. Operations, Vice President Marketing, a Training Manager, several Executive Directors, a Human Resource Manager and several other support staff. In addition, the Company selected and launched an Education Advisory Board to oversee and assist in curriculum development.

Interest expense decreased $252,103 or 16.1% to $1,314,751 for the nine months ended September 30, 1997 as compared to the same period in 1996. The decrease is the result of (1) the Company's refinancing in May 1996 of $6,000,000 of subordinated debt which accrued interest at 14% with a term loan from its principal lender which accrues interest at a floating interest rate, (2) generally lower interest rates (7.125% vs. 8.25%) on the Company's principal credit facility as a result of the Sixth Amendment of the Loan and Security Agreement entered into on May 8, 1997, and (3) the Company's selling five properties and subsequently repaying the related debt facility.

Other income decreased $391,688 or 99% to $2,136 for the nine months ended September 30, 1997 as compared to the same period in 1996. In 1996, the Company earned interest on net proceeds of $11,700,000 from a private placement of common stock which was subsequently used for acquisitions in the fourth quarter of 1996 and early 1997.

Pretax income decreased $455,430 or 16% to $2,481,091 for the nine months ended September 30, 1997 as compared to the same period in the prior year. The decrease is primarily attributed to the decrease in operating profit and increase in general and administrative expenses as described above.

Income tax expense decreased $84,091 or 7.4% to $1,042,190 for the nine months ended September 30, 1997 as compared to the same period in 1996 as the result of lower operating profit. Income taxes were accrued at a 42% effective tax rate in 1997 as compared to a 38% effective tax rate in 1996. The tax rate increased as a result of an increase in non-deductible goodwill amortization expense.

Net income decreased $371,338 or 21% to $1,438,902 for the nine months ended September 30, 1997 as compared to the same period in 1996. The net decrease is the result of (1) a decrease in operating profit, (2) a decrease in other income and (3) an increase in general and administrative expense, offset by (4) a decrease in interest expense.

Primary earnings per share for the nine months ended September 30, 1997 equaled $0.19 on common share equivalents of 7,273,151 as compared to $0.25 earnings per share on common share equivalents of 6,910,061 for the same period in 1996. Fully diluted earnings per share equaled $0.19 on 7,446,107 common share and share equivalents for the nine months ended September 30, 1997 as compared to $0.25 on 7,286,769 common share and share equivalents for the same period in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement no. 128, "Earnings per Share," which establishes new standards for computations of earnings per share. The Statement will be effective for periods ending after December 15, 1997, with prior periods restated at that time to comply with the new standards. If the statement had been effective for the periods ended September 30, 1997 and 1996, basic and diluted loss per share would have totaled $0.05 for the three months ended September 30, 1997 and there would be no change in the calculation for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the basic earnings per share equal $0.23 and the diluted earnings per share equal $0.18 as compared to $0.19 for both primary and fully diluted under the current method of accounting. In the same period in 1996, basic earnings per share total $0.31 and diluted earnings per share total $0.25 as compared to $0.25 for both primary and fully diluted.

For the three months ended September 30, 1997 compared to September 30, 1996:
----------------------------------------------------------------------------

Revenues for the third quarter of 1997 increased $5,207,293 or 38% to $18,926,298 compared to the third quarter of 1996. The increase is primarily attributable to revenues related to acquisitions and new school openings and maturing of several new schools opened during the second half of 1996 and early 1997. Acquisitions which occurred in the fourth quarter of 1996 and in 1997 accounted for $3,986,209 of the increase in revenues. Newly opened schools accounted for $1,010,827 of the increase. The revenues of the remaining schools were substantially unchanged due to a combination of improved performance at Eastern division schools opened in the first nine months of 1996 offset by a decline in revenues of the Merryhill schools. (See Trends for discussion of Merryhill)

School operating profit decreased $181,876 or 11% to $1,434,940 for the third quarter of 1997 as compared to 1996. The decrease in the operating profit is the result of (1) the absorption of operating losses resulting from new schools opened since the third quarter of 1996 which totaled $437,374, (2) a seasonal summer loss totaling $118,447 at Evergreen Academy, a recent acquisition, which historically experienced reduced operations in the summer, and (3) a decline in the operating profit in the Merryhill schools totaling $319,000. The described decreases were offset by an increase in operating profit totaling $692,945, which is primarily related to profits generated from acquisitions and an improved performance in the Eastern division schools opened in the first nine months of 1996.

Operating profit margins decreased 4.2% from 11.8% in the third quarter of 1996 to 7.6% in the third quarter of 1997. The margins decreased as a result of (1) new school losses absorbed, (2) a decline in the Merryhill operating profit, (3) lower margins in the acquisitions related to goodwill amortization and (4) weak summer programs in several of the elementary schools which resulted in losses.

General and administrative expenses increased $507,862 or 54% to $1,443,364 for the third quarter of 1997 compared to the third quarter of 1996. In the third quarter of 1996, the Company reversed management bonuses of approximately $220,000 which had been accrued. The remainder of the increase is related to adding the infrastructure necessary to build the Company as described above. As a percentage of revenues, general and administrative expenses increased 0.81%.

Interest expense increased slightly by $2,332 or 0.5% to $461,281. The increase is the result of increased principal amount of loan balances related to the acquisitions and new school development.

Other income and expense decreased from income of $143,027 to a charge of $2,634 as a result of decreased interest income. In 1996, the Company raised net proceeds of $11,700,000 in a private placement of common stock for use in acquisitions and new school development. The Company began to use the funds in the fourth quarter of 1996. Prior to this, the funds generated earned interest.

The pretax loss for the third quarter of 1997 totaled $491,696 which was below the prior year third quarter by $835,333. The loss is the result of decreased school operating profit, increased general and administrative expenses and a decrease in other income as discussed above.

The income tax benefit totaled $206,521 in the third quarter of 1997 which represents a 42% effective tax rate compared to expense of $134,010 in the third quarter of 1996 which represented a 39% effective tax rate.

The net loss totaled $285,175 for the third quarter of 1997 which represents a $494,802 or 236% decrease compared to the third quarter of 1996. As discussed above, the loss and decrease is due to a decrease in school operating profit, an increase in general and administrative expenses and a decrease in other income.

Primary loss per share for the third quarter of 1997 totaled $0.04 on 7,448,290 common shares and share equivalents. This is a decrease of $0.07 per share when compared to the third quarter in 1996. Fully diluted earnings per share also totaled $0.04 on 7,448,290 common shares and share equivalents for the third quarter of 1997 which also decreased $0.07 when compared to the third quarter of 1996.

Liquidity and Capital Resources

Management is currently pursuing a three-pronged growth strategy to expand the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities and increased enrollments, (2) new school development in both existing and new markets and (3) consolidation through strategic acquisitions. The Company currently intends to fund its growth strategy and its cash needs through (1) the available balance of its $13,800,000 revolving line of credit, (2) the use of site developers to build schools and lease them to the Company and (3) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. If the need arises, the Company may also effect additional debt or equity financings. The Company anticipates that its existing available principal credit facilities, cash generated from operations and continued support of site developers to build and lease schools will be sufficient to satisfy the working capital needs of the Company and the building of new schools in the near term future. The Company is continuing to look for quality acquisition candidates. Depending on the size and number of future acquisitions, the Company may need to seek funds from additional debt or equity placements.

At October 31, 1997, the Company's loans from its senior lender consisted of: a $5,700,000 term loan ("Term Loan I"), a $4,480,000 term loan ("Term Loan II"), and, a $13,800,000 revolving line of credit, under which $8,230,000 loans were outstanding along with $300,000 standby letters of credit issued. The Term Loan I bears interest at a LIBOR based performance rate and requires quarterly principal payments as follows: $250,000 each quarter through September 1, 1999; and $300,000 each quarter from December 1, 1999 through September 1, 2001. The Term Loan II, bears interest at a LIBOR based performance rate and requires quarterly principal payments as follows: $280,000 each quarter through September 1, 1999; $350,000 each quarter from December 1, 1999 through June 1, 2001, with the remaining balance due on September 1, 2001. The revolving line of credit bears interest at a LIBOR based performance rate and matures May 1, 2000. The current loan agreement with the Bank gives the Company flexibility in implementing its new school development program and its acquisition strategy.

In 1997, the Company converted six of its child care centers to Chesterbrook Academy schools. When a conversion takes place, the Company upgrades the curriculum and equipment, retrains the teachers and changes signage. The Company estimates the capitalized cost of a conversion to be $30,000 to $40,000 per location. The Company anticipates that cash generated from operations and its line of credit will be sufficient to fund the cost of the conversions.

Additionally in 1997, the Company will begin to upgrade its management information system to link the schools to the corporate office as well as to other schools. Management anticipates that the process will take several years and projects spending approximately $600,000 on this project in 1997 and approximately $1,000,000 in 1998.

During the nine months ended September 30, 1997 cash decreased $4,344,379 as compared to a net increase of $5,510,894 for the same period in 1996. In the first half of 1996, the Company raised $11,700,000 net cash proceeds through a private placement of common stock. In addition, in May 1996 the Company sold real estate related to Carefree schools for a total of $6,100,000. During the nine months of 1997, the Company used cash raised in the private placement to fund several acquisitions, including Another Generation Enterprises Inc. and related companies, Rainbow Bridge schools and certain schools in Las Vegas, Nevada operating under the names Warren Walker Preschools and Hillpointe Elementary School. The funds used for acquisitions totaled $9,274,496. In addition, the Company used $6,044,212 to develop and build new schools. The Company intends to sell several of these schools by the end of 1997 in sale/leaseback transactions, although such sales cannot be assured. Also in 1997, the Company has spent $3,643,956 in capital expenditures.

The Company's working capital deficit increased $9,135,436 from $1,350,984 for the year ended December 30, 1996 to $10,486,420 for the nine months ended September 30, 1997. The decrease is the result of the decrease in cash of $4,344,379 and the increase in deferred revenue, accounts payable and accrued expenses totaling $3,927,570. The Company has used its cash flow from operations and revolving line of credit for acquisitions, new school development and capital expenditures.

Cash flow from operations increased $3,765,992 or over 110% from $3,312,260 for the nine months ended September 30, 1996 compared to $7,078,252 for the same period in 1997. The increase in cash is the result of a combination of factors which include (1) an increase in depreciation and amortization for goodwill totaling $700,000, (2) an increase in accounts payable and accrued expenses of $1,010,000, (3) an increase in deferred revenue of $1,266,091 and (4) the use of the deferred taxes asset in 1997 totaling approximately $700,000 year to date.

Trends

During the nine months ended September 30, 1997, the Company experienced a decrease in enrollment in its Merryhill schools located in California, coupled with a weaker summer program in several elementary schools. As discussed herein, this decrease is primarily due to the effect of California public schools' initiative to decrease student/teacher class size ratios in Kindergarten to third grade classes. This initiative affected Merryhill in several ways: (1) teacher turnover increased, (2) enrollment decreased, and (3) with efforts to attract replacement teachers and retain existing teachers, average teacher salaries increased. In addition to the effect of the public school initiative, rent expense in some of the Merryhill schools is increasing because of recently built replacement schools, which expanded capacity. September results for Fall enrollment in the upcoming 1997-1998 school year are down from the previous year. This has negatively affected the Company's near term earnings.

In an effort to improve the performance in Merryhill schools and improve the summer programs, as well as Company-wide performance, the Company has taken several key steps. The structure of operations management has changed. The Executive Director position replaces both the Regional Manager and District Manager positions. The number of schools reporting to each Executive Director has been reduced so that each can spend more time in the schools. In addition, the Company has hired a West Coast Vice President and an experienced Summer Camp Business Manager. The Company is also searching for a President and Chief Operating Officer. In the near term, additional overhead from this management structure will have a negative impact on earnings; however, over the long term, the Company believes this strategy is warranted.

The Company is also looking at some of its current non-strategic and weaker performing operations for possible closure/divestiture strategies. As such, the Company is considering taking a pretax restructuring charge in the vicinity of $3,000,000 in the fourth quarter of 1997.

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

Item 3 - Submission of Matters to Vote of Security Holders

A. An annual meeting of the stockholders of the Company was held on September 19, 1997. The total shares eligible to vote on the record date included 6,051,565 shares of Common Stock, 1,128,694 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock and 1,063,830 shares of Series D Preferred Stock. Each share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is convertible into 0.294, 0.25 and 0.25 shares of Common Stock, respectively. These shares represent a total of 7,274,359 votes.

B.    At the meeting:

1.              Election of Directors
                ---------------------

     Three directors were elected to serve until the 2000 Annual Meeting:

                                Votes    Number Withheld  Total Votes
                              ---------  ---------------  -----------

          John R. Frock       6,035,832       25,569        6,061,401
          Janet Katz          6,036,132       25,269        6,061,401
          Eugene E. Monaco    6,033,632       27,769        6,061,401

     The term of office of the following directors continues until the 1998 Annual Meeting:

          Morgan Jones
          John Martinson

     The term of office of the following directors continues until the 1999 Annual Meeting:

          Edward Chambers
          A.J. Clegg
          Peter Havens

  2. Ratification of Independent Auditors
     ------------------------------------

     The selection of Coopers & Lybrand as the Company's independent auditors for fiscal 1997 was approved by the requisite vote, the votes cast being as follows:

       Voted for                                         6,030,131
       Voted against                                        14,742
       Withheld                                              4,950
       Abstentions                                          11,578

  3. Amendment of 1995 Stock Incentive Plan
     ------------------ --------------------

     The approval of the proposal to amend the 1995 Stock Incentive Plan was approved by the requisite vote, the votes cast being as follows:

       Voted for                                         3,308,523
       Voted against                                       154,731
       Withheld                                                  0
       Abstentions                                          22,620
       Broker nonvotes                                   2,575,518

4.   Amendment of the Company's Amended and Restated Certificate of
     --------------------------------------------------------------
Incorporation
-------------

     The approval of the proposal to amend the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of capital stock was approved by the requisite vote, the votes cast being as follows:

       Voted for                                         5,953,303
       Voted against                                        34,503
       Withheld                                             57,688
       Abstentions                                          15,907

                                    Part II
                                    -------

                               Other Information


Exhibit
Number    Description of Exhibit
3         Certificate of Incorporation, as amended.
11        Statement re: computation of per share earnings.
27        Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Nobel has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NOBEL EDUCATION DYNAMICS, INC.



Dated:  November 14, 1997           By:           /s/ Brian C. Zwaan
                                       --------------------------------------
                                    Brian C. Zwaan
                                    Executive Vice President/CFO
                                    (duly authorized officer and
                                         principal financial officer)

                                   Exhibits

Exhibit
Number      Description of Exhibit

3           Certificate of Incorporation, as amended.
11          Statement re: computation of per share earnings
27          Financial Data Schedule