Form 10-K405
period 1997-12-31
NOBEL EDUCATION DYNAMICS INC
filed 1998-03-31
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


              [x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1997

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

                            COMMON STOCK, PAR VALUE
                                $.001 PER SHARE
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes      x        No
                                           -----------       -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 24, 1998, 6,121,365 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of March 20, 1998 was approximately $37,961,765 (based upon the closing sale price of these shares as reported by Nasdaq). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 10% of the outstanding common stock or have the right to designate a member of the board of directors, and no other persons.
The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

Item
No.                                                             Page


                                     PART I

1. Business....................................................    1
2. Properties..................................................    9
3. Legal Proceedings...........................................   10
4. Submission of Matters to a Vote of Security Holders.........   10

                                    PART II

5. Market for Registrant's Common Equity
   and Related Stockholder Matters.............................   11
6. Selected Financial Data.....................................   13
7. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.........................   14
8. Financial Statements and Supplementary Data.................   26
9. Changes in and Disagreements with Accountants
   on Accounting and Financial Disclosure......................   26

                                    PART III

10.  Directors and Executive Officers of the Registrant........   27
11.  Executive Compensation....................................   31
12.  Security Ownership of Certain Owners and Management.......   39
13.  Certain Relationships and Related Transactions............   43

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K...........................................       44

                                     PART I

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company's 1998 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed schools and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

ITEM 1.  BUSINESS.

GENERAL

  Nobel Education Dynamics, Inc.'s business mission is to be the leader in the United States in providing affordable private education from preschool through eighth grade for the children of middle-income working families. The Company has been identified as a market leader "Education Management Organization" (EMO) for preschool through eighth grade. (EMO is a term used in the investment community to describe companies which manage education businesses for profit in multiple sites.) The Company's operations include preschools, elementary schools and middle schools, and several child care centers, throughout the United States, all operating as part of the "Nobel Learning Community." To attain its objectives, Nobel builds on its experience and expertise both in education and preschool/child care. As an "education company", the Company's strategy is to offer practical solutions to a segment of the education problem in the United States.

  Nobel operates nationwide, with 130 preschools, schools and centers in 13 states as of March 23, 1998. In California, Nobel operates the Merryhill Country Schools, which is a private school system of 30 preschools, elementary schools and middle schools. Nationwide, Nobel operates preschools, schools and centers under various names in Pennsylvania, New Jersey, Virginia, Florida, Maryland, North Carolina, South Carolina, Illinois, Nevada, Oregon, Washington and Indiana. School names include Chesterbrook Academy, Evergreen Academy and Another Generation. Nobel also owns a 20% interest in an elementary school in Florida.

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

  Nobel targets its schools and preschools to meet the needs of middle-income working parents. Most of Nobel's schools, preschools and child care centers are open from 6:30 a.m. to 6:00 p.m., allowing early drop-off and late pick-up. In most locations, programs are available for children starting at six weeks of age. For basically the same price as standard child care, parents can leave children of various ages at a Nobel school knowing they will receive a quality education during the greater part of the day and be engaged in well-supervised activities the remainder.

  To complement its programs, the Company also operates (i) before and after school programs and (ii) summer camps (both sports and educational) at its various school facilities. Nobel also seeks to add other services and products which will add ancillary income and improve overall operating margins.

  The Company's financial strength has improved dramatically since 1992, when there was a change in management. Strategies of new management have included a change of the Company's focus to education from child care, strengthening of the Company's financial condition, divestiture of centers in mature markets and, after the Company's financial stabilization, expansion into growth areas. With the implementation of these new strategies, the equity of the Company has increased from a negative net worth of $3.8 million on December 31, 1991 to positive net worth of $31.6 million as of December 31, 1997.

  The Company's corporate office is located at Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, PA 19063. Its telephone number is (610) 891-8200; its world wide web address is www.nobeleducation.com or www.educating.com.

EDUCATIONAL PHILOSOPHY AND IMPLEMENTATION

  The educational philosophy of the Nobel Learning Community is based on a sound research foundation, innovative instructional techniques and quality practice, and proprietary curricula developed by experienced educational personnel. Nobel's programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. The curricula recognize that each child develops according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Every child's educational needs are considered upon entrance into a Nobel school, and progress is regularly monitored in terms of both the curriculum's objectives and the learner's cognitive, social, emotional, and physical skill development. The result is the opportunity for every Nobel student to develop a strong foundation in academic learning, positive self-esteem, and emotional and physical well-being.

  Since 1995, the Company has adapted the Merryhill curriculum for implementation in its other schools through the conversion of most of its child-care centers on the East Coast and in the Mid-West. In implementing the conversions, Nobel conducted staff training sessions to prepare teachers to present the curriculum-based program in the pre-school as well as at elementary grade levels. The schools instituted instructional techniques and assessment practices and adopted particular content materials in the various subject areas. Also, at conversion, the schools' computer technology was upgraded.

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

  In 1996, the Company launched its National Education Advisory Board. Under the direction of the Vice President - Education, the Board includes five nationally-known educators each of whom advises Nobel on his or her particular area of expertise: Dr. Zalman Usiskin of the University of Chicago (Mathematics); Dr. Cathy Collins Block of Texas Christian University (Reading and Language Arts); Dr. John N. Mangieri of the Institute for Effective Management (Educational Administration); Dr. Arthur L. Costa of the University of California at Sacramento (Curriculum and Teacher Development); and Dr. Drew
H. Gitomer of Educational Testing Service (Testing and Evaluation). The Board helps oversee curriculum development in the Company's schools, advise on the most renowned teaching methods, and assist in finding the best instructional materials and practices to help students learn effectively and efficiently. Board members are also available to work on special projects and services that enhance the Company's school programs.

  The Company maintains that small class sizes are a basic ingredient of quality education. Nobel's educational philosophy is based on personalized instruction that leads to a student's active involvement in learning and understanding. The program for the Company's schools is a strong skills-based, comprehensive curriculum that is implemented in ways that attract the learner's curiosity, enhance students' various learning styles, and employ processes that contribute to lifelong achievement. Academic areas addressed include reading readiness and reading, spelling, writing, handwriting, mathematics, science, social studies, visual and graphic arts, music, physical education and health, and foreign language. Computer literacy and study skills are interrelated into the program, as appropriate, in all content areas. The schools employ state-of-the-art technologies, such as interactive CD-ROMs coordinated with classroom content and networking capacity. Most schools in the Nobel Learning Community introduce a second language between the ages of two and three and continue that instruction into the pre-K, kindergarten and school age programs.

  The Company offers sports activities and supplemental programs, which include day field trips coordinated with the curriculum to such places as zoos, libraries, museums and theaters, and, at the middle schools, overnight trips to such places as Yosemite, California and Washington, D.C. Schools also arrange classroom presentations by parents and other volunteers, as well as organize youngsters as presenters to community groups and organizations. To enhance better the child's physical, social, emotional and intellectual growth, schools are encouraged to provide fee-based experiences specifically tailored to particular families' interest in such ancillary activities as dance, gymnastics, and music lessons.

  The Company's programs are implemented by experienced principals and directors and their faculties. They foster open communication, teamwork and the attention to detail required to provide a superior service. School directors work closely with regional and corporate management, particularly in the regular assessment of program quality. In 1996, the groundwork was laid for a Company-wide Quality Assurance Program and, early in 1997, a Director of Quality Assurance was appointed to assess systematically each Nobel school and to provide a procedure for internal accreditation. Nobel's Quality Assurance Program sets standards consistent with the external, national accreditation systems in which the Company participates with such organizations as the National Association for the Education of Young Children (NAEYC), the National Independent Private School Association (NIPSA), and the Commission for International and Trans-Regional Accreditation (CITA). The Program also provides a formal means to recognize and reward Nobel Learning Community educators for their outstanding performance and achievement. Similarly, the Program also furnishes guidance for the continued training and staff development of teaching personnel, using both internal trainers and external consultants.

  Nobel has begun development of a comprehensive tutorial program to be implemented in several of its schools. The program will consist of both a remedial and an enrichment experience in two major content areas: reading and mathematics. Each content component includes a diagnostic and an instructional service that can be delivered in three grade ranges (K - 2, 3 - 5, and 6 - 8). The Company expects to complete development of the diagnostic and instructional materials in reading in all three ranges in 1998 and to implement pilot tryouts at least in the K - 2 range in select schools. The development of the diagnostic and instructional materials in mathematics is expected to be completed in 1998 in all three grade ranges. Nobel plans to implement further piloting and development of full tutoring services and marketing in 1999.

  As of March 20, 1998, the aggregate licensed capacity at the Company's 130 schools and centers was approximately 20,000 children.

OPERATIONS / SCHOOL SYSTEMS

  In order to maintain uniform standards, each school and center shares consistent educational goals and operating procedures. To respond to local demands, principals are encouraged to tailor curriculums, within Nobel's standards, to meet regional needs. Management visits all schools and centers on a regular basis to review program and facility quality.

  Each school and center is staffed with a principal or director, teachers and teaching assistants. Principals and directors are supervised by executive directors, who report to either the Vice President - Eastern Operations or the Vice President - Western Operations. The principal or director is critical to the success of the school and is provided with ongoing training. Principals and directors have responsibility for: (i) maintaining the quality of educational services delivered at their schools, (ii) recommending pricing strategy based upon school location and local area demographics, (iii) personnel management,
(iv) sales and marketing strategy for their locations and (v) fiscal management.

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

MARKETING AND CUSTOMERS

  The Company's management believes that Nobel has a unique position in the marketplace and has implemented a marketing strategy to capitalize on this niche. Nobel strives to differentiate itself from child care providers. In contrast with mere custodial child care, Nobel's programs stress educational development through proven curriculum programs, beginning at the preschool level and continuing through upper grades.

  The Company generates the majority of new enrollments from its reputation in the community and word-of-mouth recommendations of parents. Further, the Company is geographically clustering its preschools to increase local market awareness and to provide a feeder population for Nobel elementary and middle schools. The Company also markets its services through display ads, listings in local print and radio media and through distribution of promotional materials in residential areas. Marketing campaigns are conducted in the winter, spring and fall, primarily at the local level by the Company's school directors and principals. In addition, the various regional offices conduct marketing programs, such as mass mailings and media advertising.

NEW CENTER AND SCHOOL DEVELOPMENT; ACQUISITIONS

  Management expects an increasing portion of Nobel's growth for the next few years to continue to be through the opening of new schools and preschools and strategic acquisitions of existing schools and preschools.

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

  In 1997 and first quarter 1998, Nobel opened 14 new schools and preschools. The Company plans to open approximately six to eight new schools and preschools in 1998 and eight to ten new schools and preschools in 1999. The Company's development plans are dependent on the continued availability of such developer and financing arrangements.

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

  The Company plans to continue to expand the number of grade levels offered by its existing schools. Upon conversion, current preschools and child care centers initially offer grade levels through kindergarten or first grade, with further expansion planned. The Company also is expanding the grades offered by its other schools. In some locations, this expansion requires the construction of additions to current facilities or development of a replacement facility.

  Acquisition activity in 1997 and the first quarter of 1998 consisted of the following:

     .In January 1997, the acquisition of six preschools in Florida.

     .In March 1997, the acquisition of two elementary and one preschool located in San Jose, California.

     .In September 1997, the acquisition of two preschools and one elementary school in Las Vegas, Nevada.

     .In March 1998, the acquisition of one elementary school located in Lake
      Oswego, Oregon.

     .In March 1998, the acquisition of one elementary school located in Seattle, Washington.

  At the closing of the January 1997 Florida acquisition, Nobel also purchased a 20% interest in a new elementary school in Florida, and Nobel entered into a joint venture agreement with the sellers to develop five additional elementary schools in Florida in which Nobel will have an 80% interest.

INDUSTRY AND COMPETITION

  Annual spending in education is estimated to exceed $630 billion annually in the United States or approximately 10% of gross domestic product. Estimates of spending in education for preprimary grades (preschools and child care) are $30 billion while estimates of spending for kindergarten through eighth grade
("K - 8") are $200 billion. Spending is projected to continue to grow through a combination of increasing per pupil expenditures and increasing school enrollments.

  It is estimated there are 90,000 schools in the $30 billion preschool/child care segment with $25 billion spent in the private sector, of which $10 billion is spent in the for-profit segment. Likewise, it is estimated there are 85,000 schools in the $200 billion K - 8 segment with an estimated $15 billion spent in the private sector, of which $650 million is spent in the for-profit segment.

  The public school market is estimated to be 110,000 schools in total, of which 76,000 are elementary, 23,000 are secondary and 11,000 are combined schools.
The private school market is estimated to be 26,000 schools, of which 15,500 are elementary, 2,500 are secondary and 8,000 are combined. Of the 26,000 schools in the private school market, an estimated 20,500 are religiously affiliated and 5,500 are secular. Of the 5,500 secular schools, less than 1,000 are for-profit schools.

  Between 1985 and 1995, it is estimated that the public school K - 8 grade enrollment increased 19.8% from 27.03 million students to 32.38 million students while the private school K - 8 grade enrollments increased 5.6% from 4.19 million students to 4.43 million students over the same time period. The U.S. Department of Education projects public school and private school K - 8 enrollment growth between 1996 and 2006 to slow to 2%, a 700,000 enrollment increase in public schools and a 100,000 enrollment increase in private schools, respectively. While this increase may not seem large, there is significant concern that the nation's already overcrowded schools are ill-prepared to handle it. It is estimated that in excess of 4,000 new K - 8 schools must be built to relieve current overcrowding and handle the growth. Also, this growth will vary significantly in different regions of the United States. States such as California, Florida, Washington and Oregon are projected to experience high growth. These states are targeted in the Company's expansion plans.

  During the 1996 elections, education was the politically "hot issue" in national and state contests. The broad public debate has shifted from whether our existing K - 12 system has failed in terms of performance to which reform movements promise the best and quickest improvements.

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

  For school age children, the Company competes with other for-profit private schools, with non-profit schools and, in a sense, with public school systems. The Company anticipates that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. Currently, the only for-profit competitor of which Nobel is aware that competes beyond a regional level is Children's World, a subsidiary of Aramark Corporation. The Company believes that the structure of the large for-profit child care companies may make it difficult for them to implement and develop programs which are based upon curriculum-intensive goals, which would require significant cultural changes.

  The preschool/child care market is a $30 billion highly fragmented industry, with diverse competition from both public and private sectors. Approximately eight million children are enrolled in 90,000 centers/schools, of which less than nine percent are managed by for-profit chains. Revenues of the 20 largest child care/preschool providers represent less than five percent of total segment revenues. Also seeking enrollments of pre-school age children are in-home individual child care providers and corporations that provide child care for their employees.

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

SEASONALITY

  Nobel's elementary and middle schools historically have lower operating revenues in the summer due to lower summer enrollments. Summer revenues of preschools tend to remain more stable or, in some cases, increase. The Company is seeking to improve summer results through camps and other programs.

EMPLOYEES

  On March 24, 1998, the Company employed approximately 3,630 persons, approximately 1,180 of which were employed on a part-time basis. Management believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

  At December 31, 1997, the Company operated 129 schools, preschools and child care centers (hereafter, "schools") in 13 states. At March 24, 1998, the number of schools totaled 130, located in 13 states.

  The Company's schools generally are located in suburban settings. At March 23, 1998, the Company's schools are geographically located as follows: 37 in California, 19 in North Carolina, 17 in Pennsylvania, 13 in Virginia, 9 each in Indiana and New Jersey, 7 in Illinois, 6 in Florida, 5 in Nevada, 3 in Washington, 2 each in South Carolina and Oregon and 1 in Maryland.

  The Company owns the land and buildings for eight of the schools it operates. All such properties are subject to mortgages on the real property. In addition, one school is run by a majority-owned subsidiary and operated jointly with a sponsoring employer. This subsidiary leases the buildings from a third party and operates them under a ground lease from the employer. The remaining schools are leased under long-term leases which are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

  The Company owns the land and building of three properties in Florida and Maine, all of which are leased. The Company also from time to time purchases undeveloped land for future development. At December 31, 1997, the Company owned one such property in North Carolina.

  The Company leases 13,837 square feet of space for its corporate offices in Media, Pennsylvania.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

  The Company's common stock trades on The Nasdaq Stock Market under the symbol NEDI. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market/(R)/ (on which the Company's common stock trades) and the Nasdaq SmallCap Market/SM/. The Nasdaq Stock market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

  The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported by Nasdaq for each quarter during the period from January 1, 1996 through December 31, 1997 and for the first quarter to date in 1998.


                                    High     Low

  1996

  First Quarter..................  $17 5/8  13 5/8
  Second Quarter.................   18 1/4  13 3/4
  Third Quarter..................   15 1/4   9 1/4
  Fourth Quarter.................       14   9 1/2

  1997

  First Quarter..................   12 5/8   7 7/8
  Second Quarter.................   10 3/8   7 1/2
  Third Quarter..................    9 3/4   8 1/4
  Fourth Quarter.................    9 7/16  4 1/2

  1998

  First Quarter (as of 3/24/98)..    9 1/4   4 7/8

HOLDERS.

  At March 15, 1998, there were approximately 600 holders of record of shares of common stock.

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

  The Company's Series A Preferred Stock bears a dividend of 8% per annum, payable quarterly. Dividends totaling $102,000 were paid in 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following table sets forth selected historical financial data of the Company. This data should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Year ended December 31,
                                                                1997       1996      1995      1994      1993
                                                              ---------  --------  --------  --------  --------
                                                                   (in thousands except per share data)
OPERATING DATA:
Revenue......................................                  $80,980   $58,909   $44,154   $34,372   $32,594
School operating expenses....................                   69,858    48,871    35,762    28,032    26,514
School operating profit......................                   11,122    10,038     8,392     6,340     6,080
New School development.......................                      401       208       146       129        29
General and administrative
  expenses...................................                    5,973     4,190     3,396     2,696     2,555
Restructuring expense........................                    2,959         -         -         -         -
Litigation expense...........................                        -         -       500       200         -
Operating income.............................                    1,789     5,641     4,350     3,315     3,496
Interest expense.............................                    2,047     2,004     1,840     1,223     1,718
Other (income) expense.......................                     (158)     (483)     (126)      107       (39)
Minority interest............................                       86        95        86        83        88
Income (loss) before income taxes............                     (186)    4,025     2,550     1,902     1,729
Income tax (benefit) expense.................                      250     1,562    (1,356)     (438)       21
Net income before extraordinary item.........                     (436)    2,463     3,906     2,340     1,708
Extraordinary Item...........................                      449         -        62         -         -
Net (loss) income............................                     (885)    2,463     3,844     2,340     1,708
Preferred Dividends..........................                      102       109       184       199       107
Net income available to
 common stockholders.........................                     (987)    2,354     3,660     2,141     1,601
EBITDA (earnings before interest, taxes,
  depreciation and amortization expense).....                  $ 5,099   $ 8,240   $ 5,902   $ 4,188   $ 4,591

Basic earnings per share (post split):
-------------------------------------

Net income (loss) before extraordinary item..                  $ (0.09)    $0.42   $  0.79     $0.57   $  0.41
Extraordinary item...........................                    (0.07)        -   $ (0.01)        -         -
                                                               -------   -------   -------   -------   -------
Net income (loss)............................                  $ (0.16)    $0.42   $  0.78     $0.57   $  0.41
                                                               =======   =======   =======   =======   =======

Dilutive earnings per share (post split):
----------------------------------------

Net income before extraordinary item.........                  $ (0.09)    $0.34   $  0.64     $0.46   $  0.38
Extraordinary item...........................                    (0.07)        -   $ (0.01)        -         -
                                                               -------   -------   -------   -------   -------
Net income...................................                  $ (0.16)    $0.34   $  0.63     $0.46   $  0.38
                                                               =======   =======   =======   =======   =======

                                                                            Year ended December 31,
                                                                1997       1996      1995      1994      1993
                                                               -------   -------   -------   -------   -------
BALANCE SHEET DATA (IN THOUSANDS):
Working Capital (deficit)....................                  $(7,946)  $(1,351)  $  (831)  $(4,197)  $(3,114)
Goodwill.....................................                   37,439    25,601    17,274     8,888     8,923
Total assets.................................                   74,398    56,833    44,937    23,234    22,613
Short-term debt and current
  portion of long-term debt..................                    2,712     3,376     1,371     1,768       905
Long-term debt...............................                   28,470    14,225    20,272     7,846    12,545
Stockholders' equity (deficit)                                  31,636   $32,323   $16,121   $ 8,298   $ 3,732

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal year 1997 compared to fiscal year 1996.

  As of December 31, 1996 the Company operated 107 elementary schools, preschools and child care centers (sometimes collectively referred to herein as "schools"). At December 31, 1997 and at March 23, 1998, the Company operated 129 schools and owned a 20% interest in one elementary school.

  During 1997, the Company acquired the assets or stock of companies owning 17 schools. These acquisitions include: six preschools in Florida and a 20% interest in an elementary schools; two preschools and one elementary school in Las Vegas, Nevada; and two elementary and three preschools located in San Jose, California. Also considered for the purposes hereof as being acquired in 1997 are one elementary school in Southern California and a preschool and elementary school in Seattle, Washington acquired at the end of December 1996. In addition, the Company opened 12 new schools in 1997, of which eight were preschools and four were elementary schools (two of which were replacement schools). During 1997, the Company closed seven schools whose leases expired.

  In March 1998, the Company acquired two elementary schools located in Lake Oswego, Oregon and Seattle, Washington.

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins for the years ended December 31, 1997 and 1996 into three categories: Baseline Schools, Schools Acquired Within the Year and New School Development.

                                                  % of                     % of       1997-1996
                                     1997       Revenue      1996        Revenue    Variance ($)
                                   ---------   ---------   ---------   ---------   ------------
BASELINE SCHOOLS (1)
Revenues                          $59,567,521     100.00%  $49,977,099     100.00%    $ 9,590,422
Operating Profit                  $10,175,792      17.08%  $ 9,312,466      18.63%    $   863,326
                                  -----------     ------   -----------     ------     -----------
SCHOOLS ACQUIRED WITHIN THE YEAR (2)
Revenue                           $14,231,683     100.00%  $ 3,437,079     100.00%    $10,794,604
Operating Profit                  $ 2,345,054      16.48%  $   775,073      22.55%    $ 1,569,981
                                  -----------     ------   -----------     ------     -----------
NEW SCHOOL DEVELOPMENT (3)
Revenues                          $ 7,180,958     100.00%  $ 5,495,210     100.00%    $ 1,685,748
Operating Profit (Loss)           $  (409,610)     -5.70%  $   585,935      10.66%    $  (995,545)
                                  -----------     ------   -----------     ------     -----------

Total Revenues                    $80,980,162     100.00%  $58,909,388     100.00%    $22,070,774
                                  ===========     ======   ===========     ======     ===========
School Operating Profit Before
 Amortization of Goodwill         ===========   ========   ===========   ========   =============
                                  $12,111,236      14.96%  $10,673,474      18.12%    $ 1,437,762
                                  ===========     ======   ===========     ======     ===========
Less Amortization of Goodwill     $  (988,973)      1.22%  $  (635,215)      1.08%    $  (353,758)
Net Operating Profit              $11,122,263      13.74%  $10,038,259      17.04%    $ 1,084,004
                                  ===========     ======   ===========     ======     ===========


(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3)). (Schools which were acquired in 1996 are included in "Baseline Schools" for 1997 results and "Schools Acquired Within the Year" for 1996 results. Schools which were first opened in 1995 are included in "Baseline Schools" for 1997 results and "New Development" for 1996 results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired in 1996 for 1996 results and (ii) schools acquired in 1997 for 1997 results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e., schools opened in 1995 or 1996, for 1996 results and (ii) schools opened in 1996 or 1997, for 1997 results).

  Revenues in the Baseline Schools increased $9,590,422 or 19.19% from 1996 to 1997. The increase is a result of the combination of several factors, including
(1) an increase in revenues of $6,172,511 related to acquisitions completed in 1996, (2) a $4,635,670 increase related to New Schools opened in 1995, (3) an increase of revenues of $642,895 in schools other than Merryhill and South Carolina, offset by (4) a decrease in Merryhill enrollment resulting in a $1,003,492 decrease in revenues and (5) a decrease of $857,162 related to the revenues of six schools closed in South Carolina in 1996. Operating profit of the Baseline Schools increased $863,326 or 9.27% as a result of (1) a $1,383,422 increase in operating profit related to the schools acquired in 1996, (2) a $849,514 increase related to the operating profit of the 1995 New Schools offset by (3) a $948,875 decrease related to the decrease in the Merryhill schools and by (4) a $420,735 decrease in the remaining schools.

  The Company experienced both a decline in enrollment and operating profit of the Merryhill Schools located in California. The Company believes that the decrease is primarily due to the effect of the California public school initiative to decrease student/teacher class size ratios in Kindergarten to third grade classes and a weak summer program. The public school initiative affected Merryhill in several ways: (1) teacher turnover increased, (2) enrollment decreased and (3) with efforts to attract replacement teachers and retain existing teachers, average teacher salary increased. In addition to the effect of the initiative, rent expense in some of the Merryhill Schools is increasing because of recently built replacement schools, which expanded capacity. The Company has taken several steps to improve the situation. In the fourth quarter of 1997, the Company hired a Vice President of Western Operations and a Summer Camp Manager. The Company restructured operations management by adding experienced Executive Directors and other management personnel and reducing responsibility of each Executive Director to a maximum of ten schools.

  In 1997, the Company acquired seventeen schools with total revenues and school operating profits of $14,231,683 and $2,345,054, respectively. This is an increase in acquisition activity totaling $10,794,604 in revenues and $1,569,981 in operating profit compared to schools acquired in 1996. In 1996, the Company acquired seven schools with revenue of $3,437,079 and operating profit of $775,073. The operating profit margins of schools acquired decreased 6.07% from 22.55% in 1996 to 16.48% in 1997. The decrease in the margins of the schools acquired is related primarily to the lack of summer programs at some of these elementary schools. The elementary schools acquired in 1997 did not typically have strong summer programs. The Company initiated summer programs, but it takes time for enrollment to build.

  Revenues related to the New Schools built in 1996 and 1997 totaled $7,180,958 in 1997 or an increase of $1,685,748 or 31% compared to 1995 and 1996. In 1997, the Company built 12 schools and in 1996 the Company built seven schools. Operating loss totaled $409,610 in 1997 compared to operating income of $585,935 in 1996. The increase in the loss is a result of the mix in the type of schools opened and the timing of the openings. Elementary and middle schools take longer to become profitable compared to preschools. In 1997, the Company opened four elementary/middle schools as compared to three in 1996. Elementary schools typically take 24 to 36 months to become profitable compared to 18 to 24 months in a preschool.

  Overall, in 1997 the Company's total revenues increased $22,070,774 or 37.5% and school operating profits increased $1,437,762, compared to 1996. Meanwhile, school operating profit margins (after goodwill) decreased from 17.04% in 1996 to 13.73% in 1997 as explained above.

  New School development costs nearly doubled, increasing $193,022 or 93% to $400,622 in the year ended December 31, 1997, primarily because of the increase in the number of schools opened. The Company opened eight preschools and four elementary/middle schools for a total of twelve schools as compared to four preschools and three elementary/middle schools for a total of seven in 1996. Additionally, elementary/middle schools typically have higher start up costs than preschools.

 Start up costs average $225,000 for an elementary school and $125,000 for a preschool. Start up and development costs include personnel, marketing and supplies.

  General and administrative expenses increased $1,783,037 or 42.56% to $5,972,787 for the year ended December 31, 1997. The increase is attributable to the increase in the Company's infrastructure to support its revenue growth. In 1997, the Company added a Chief Financial Officer, a Vice President of Marketing, a Human Resources Manager, a Vice President of Eastern Operations, a Vice President of Western Operations, a Summer Camp Manager, a Training Manager, several Executive Directors and other support staff. In addition, the Company selected and launched an Education Advisory board to oversee and assist in curriculum development. As a percentage of revenue, general and administrative expenses increased only slightly from 7.11% of revenues in 1996 to 7.38% of revenues in 1997. Management is continuing to build the foundation needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percent of revenues.

  In 1997, the Company recorded a restructuring charge totaling $2,959,781 related to a combination of factors. Of the $2,959,781, $2,000,000 is related to the write-off of the goodwill recorded in connection with the acquisition of the nine schools located in Indianapolis, $789,000 was related to the write down of the book value and an accrual for lease obligations of several non-performing schools held for sale or that are scheduled to close when their leases expire, and $170,781 is related to the restructuring of management that took place in 1997 and early 1998. The schools in Indianapolis are currently for sale.

  As a result of the factors mentioned above, operating income decreased $3,851,836 or 68% to $1,789,073 for the year ended December 31, 1997 compared to the same period in 1996. Adjusted operating income, defined as operating income before the restructuring charge, totaled $4,748,854 in 1997, which represents a decrease of $892,055 or 15.8% compared to the prior year.

  Year to date 1997 EBITDA (defined as earnings before interest, income taxes, depreciation and amortization), totaled $5,099,203 which was $3,140,378 or 38% below the prior year. As a percentage of revenue, EBITDA for the year ended December 31, 1997 equaled 6.3% versus 14.0% for the year ended December 31, 1996. Adjusted EBITDA (defined as EBITDA before the restructuring charge) equaled $8,058,984 which was $180,597 or 2% below $8,239,509 for the year ended December 31, 1996. As a percentage of revenues, adjusted EBITDA equaled 10.0% for the year ended December 31, 1997 as compared to 13.9% for the prior year. The decrease as a percentage of revenues is a result of lower operating margins and higher general and administrative expense. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

  Interest expense increased slightly by $42,230 or 2.11% for the year ended December 31, 1997 compared to 1996. While the principal amount of indebtedness outstanding under the Company's senior loan facilities increased in the fourth quarter, this increase was offset by a decrease in the interest rate, as a result of amendments to the loan documents governing the Company's principal debt facilities. Debt increased as a result of the acquisition of the Las Vegas schools and new school development which occurred during 1997. Cash raised through the private placement of common stock was used in the first half of 1997 to complete the acquisitions of Another Generation and Rainbow Bridge schools.

  Other income decreased $324,168 or 67% for the year ended December 31, 1997 totaling $158,479 compared to 1996 of $482,647. The decrease is primarily related to the decrease in interest income. During 1996, the Company raised $11,600,000 of net proceeds through a private issuance of common stock. The Company earned interest on these funds during the second half of 1996. The cash was used for acquisitions and the building of new schools during the later part of 1996 and early 1997.

  Loss before taxes totaled $185,561 for the year ended December 31, 1997 which represents a $4,210,246 or 105% decrease compared to the prior year. The decrease is attributed to (1) the $2,959,781 restructuring charge and (2) an increase in general and administrative expenses of $1,783,037. Although the revenue base supported the general and administrative expense increase, the operating profit did not increase by the same percentage because of the reasons discussed above. Adjusted net income totaled $2,774,219 which represents a $1,250,466 or 31% decrease compared to the prior year.

  The provision for income taxes totaled $250,016 for the year ended December 31, 1997. The Company was in a pretax loss position. However, the Company recorded income taxes, primarily relating to non-deductible goodwill amortization and state and local taxes. (In the acquisition of the stock of a company, purchase accounting applies for accounting purposes; but, for tax purposes, the Company inherits the historic basis of the purchased company in its assets, without any good will.) The Adjusted income tax provision (income tax before the restructuring charge) equaled $1,165,172 which represent a 42% tax rate. This represented a decrease of $396,621 or 25% compared to $1,561,793 for the year ended December 31, 1996. The tax rate in 1996 was 39%.

  In 1997, the Company recorded a $449,000 extraordinary expense. In December 1997, the Company refinanced its principal debt facility which combined the Term Loans with scheduled principal payments and the existing Revolving Line of Credit into Revolving Credit and Term Facilities which extends principal payment to begin in the year 2001. The change in the terms enables the Company to use cash from operations and the unused portion of the line for growth through acquisitions and New School development. Because the new loan facility terms vary significantly from the existing credit facility, the Company was required to write off the deferred financing costs which were being amortized over the term of the original loan.

  In the fourth quarter of 1997, the Company adopted FASB No. 128 "Earnings Per Share" which changed the earnings per share calculation. The Company restated the prior year calculation as required. Basic Earnings Per Share before the Extraordinary Item equaled ($0.09) for the year ended December 31, 1997 as compared to $0.42 at December 31, 1996, which resulted in a $0.51 decrease per share. Basic Earnings (Loss) per Share equaled ($0.16) for the year ended 1997 as compared to $0.42 for the year ended December 31, 1996 or a $0.58 decline. Adjusted Basic Earnings per Share (before the restructuring charge and extraordinary item) equaled $0.25 for the year ended December 31, 1997 as compared to $0.42 for 1996 which represents a $0.17 decrease. Dilutive Earnings
(Loss) per Share before the Extraordinary Item equaled ($0.09) for 1997 as compared to $0.34 for 1996, or a $0.43 decrease. Adjusted Dilutive Earnings per Share equaled $0.22 in 1997 as compared to $0.34 in 1996 or a $0.12 per share decrease.

Fiscal year 1996 compared to fiscal year 1995.

    As of December 31, 1995 the Company operated 101 schools. At December 31, 1996, the Company operated 107 schools.

  During 1996, the Company acquired the assets or stock of companies owning seven schools. These acquisitions included: five preschools in Virginia and two preschools in North Carolina. (In late December 1996, the Company also acquired two schools located in Seattle, Washington and one school in Coto de Caza, California; however, for purposes hereof, these are treated as being acquired in 1997.) In addition, during 1996, the Company opened seven new schools, two of which were replacement schools. Leases of six non-core schools located in South Carolina expired and were not renewed, as planned in the 1992 restructuring of the Company.

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins for the years ended December 31, 1996 and 1995 into three categories, Baseline Schools, Schools Acquired Within the Year and New School Development.

                                            % of                      % of       1996-1995
                               1996       Revenue        1995       Revenue    Variance ($)
                           ------------   ---------  ------------  ---------   -------------
BASELINE SCHOOLS (1)
Revenues                    $49,977,099     100.00%   $32,382,813     100.00%    $17,594,286
Operating Profit            $ 9,312,466      18.63%   $ 7,009,873      21.65%    $ 2,302,593
                            -----------     ------    -----------     ------     -----------
SCHOOLS ACQUIRED WITHIN
 THE YEAR (2)
Revenue                     $ 3,437,079     100.00%   $ 7,102,124     100.00%    $(3,665,045)
Operating Profit            $   775,073      22.55%   $   855,474      12.05%    $   (80,401)
                            -----------     ------    -----------     ------     -----------
NEW SCHOOL DEVELOPMENT (3)
Revenues                    $ 5,495,210     100.00%   $ 4,672,430     100.00%    $   822,780
Operating Profit            $   585,935      10.66%   $   859,291      18.39%    $  (273,356)
                            -----------     ------    -----------     ------     -----------

Total Revenues              $58,909,388     100.00%   $44,157,367     100.00%    $14,752,021
                            ===========     ======    ===========     ======     ===========
School Operating Profit
 Before Amortization of    ============   ========   ============   ========   =============
 Goodwill
                            $10,673,474      18.12%   $ 8,724,638      19.76%    $ 1,948,836
                            ===========     ======    ===========     ======     ===========
Less Amortization of
 Goodwill                   $  (635,215)    (1.08)%   $  (332,685)    (0.75)%    $  (302,530)

Net Operating Profit        $10,038,259      17.04%   $ 8,391,953      19.01%    $ 1,646,306
                            ===========     ======    ===========     ======     ===========

(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3)). (Schools which were acquired in 1995 are included in "Baseline Schools" for 1996 results and "Schools Acquired Within the Year" for 1995 results. Schools which were first opened in 1994 are included in "Baseline Schools" for 1996 results and "New Development" for 1995 results.) [footnotes continued on next page]

(2) Schools Acquired Within the Year is defined as (i) schools acquired in 1995 for 1995 results and (ii) schools acquired in 1996 for 1996 results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e., schools opened in 1995 or 1996, for 1996 results and (ii) schools opened in 1994 or 1995, for 1995 results).

  Revenues of the Baseline Schools increased $17,594,286 or 54% from 1995 to 1996. The increase is a result of several factors including (1) revenues related to the 1995 acquisition totaling $14,400,356, (2) revenues related to the 1994 New Schools totaling $3,141,705 and (3) a slight increase in the remaining schools of $52,225. The increase in the remaining schools was the result of a combination of the divestiture of six South Carolina schools in 1996 and one Florida school in 1995 creating a $712,358 revenue decrease offset by a $724,583 increase in the remaining schools which was a result of enrollment and tuition increases. The operating profit of the Baseline Schools increased $2,302,593 or 33% for the year ended December 31, 1996 compared to 1995. The increase is a result of (1) $1,635,557 related to the acquisitions which occurred in 1995, (2) $707,428 is related to the operating profit of the New Schools opened in 1994 and (3) offset by a slight decrease of $40,392 which was related to the remaining schools. The decrease in the remaining schools operating profit is a result of an increase in personnel costs.

  The operating profit margin of the Baseline Schools decreased 3.02% from 21.65% for the year ended 1995 to 18.63% for the year ended 1996. The decrease in the operating margins is the result of losses associated with the 1995 acquisition of certain schools in the Indianapolis area, and lower margins of schools acquired in the 1995 acquisition of Educo, Inc. The lower margins in the acquisitions is a result primarily of lower than expected summer performance in the Educo schools and a slower than anticipated turnaround of the Indianapolis schools.

  In 1996, the Company acquired seven schools with total revenues of $3,437,079 and operating profit of $775,073 for the year ended December 31, 1996. Five of the seven schools (the Virginia acquisition) were acquired in February 1996 and two of the schools located in North Carolina were acquired in November of 1996. In 1995, the Company acquired 25 schools with revenues of $7,102,124 and operating profit of $855,474 for the year ended December 31, 1995. The Company acquired six Pennsylvania schools in March 1995 and acquired the ten Educo schools and nine Indianapolis schools in September 1995. The operating margin of the schools acquired in 1996 equaled 22.55% as compared to the operating margins of the schools acquired in 1995 which equaled 12.05%. The 1995 acquisitions include the Indianapolis area schools which operated at a loss and the Educo schools which operated at a 12% operating margin. When making acquisitions, the Company takes steps to increase operating margins of Acquired Schools over a 12 to 36 month period as it implements cost controls, systems and marketing strategies.

  In 1996 and 1995, the Company opened 14 new schools with revenues of $5,495,210 and operating profit of $585,935 for the year ended December 31, 1996. In 1994 and 1995, the Company opened 11 new schools with revenues of $4,672,430 and operating profit of $859,291 for the year ended December 31, 1995. The operating margins in 1996 of the schools opened in 1996 and 1995 equaled 10.66%. The operating margins in 1995 of the schools opened in 1995 and 1994 schools equaled 18.39%. The variance in the margins is a result of the mix and timing of schools opened. In 1996, the Company opened three elementary/middle schools and four preschools. In 1995 the Company opened seven preschools, and in 1994 the Company opened four preschools. Generally, the Company experiences smaller losses in opening preschools as compared to elementary/middle schools and is able to reach profitability in the preschool in six to nine months as compared to elementary/middle schools which can take 12 to 36 months to become profitable.

  Overall, in 1996 the Company's total revenues increased $14,752,021 and operating profits increased $1,646,306, compared to 1995. Meanwhile, operating profit margins decreased from 19.76% in 1995 to 18.12% in 1996, as explained above.

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

  Operating income increased $1,290,966 or 29% to $5,640,909 for the year ended December 31, 1996. The increase is a result primarily of the increase in school operating profit. In 1995, the Company recorded $500,000 in litigation expense related to a claim by former officers of the Company which was settled. As a percent of revenue, operating income decreased slightly from 9.8% for the year ended December 31, 1995 to 9.6% for the year ended December 31, 1996, which is a result of the decrease in school operating profit margins described above.

  Net cash provided by operating activities increased to $4,775,059 in 1996 compared to $4,037,239 in 1995 which was an 18% increase. Another key measure of the Company's cash generating ability is its EBITDA (earnings before interest, taxes, depreciation and amortization expenses). EBITDA increased to $8,239,000 in 1996 from $5,902,000 in 1995 which was a 40% increase. EBITDA is not a measure of performance, under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

  Interest expense increased $164,829 or 9% to $2,004,392 for the year ended December 31, 1996, which was due to increased debt relating to the acquisitions and new school development.

  Other income increased $356,923 or more than 250% to $482,647, which was due to interest income earned on the proceeds of the private placement of approximately $11,600,000 in March 1996.

  Income tax expense increased $2,917,383 to $1,561,793 for the year ended December 31, 1996. The increase in taxes was due to the Company being fully taxed in 1996 as compared to recording a tax benefit in 1995 of $2,105,400.
This credit was based upon the adoption of SFAS 109 in 1992 and the subsequent reduction of the Company's valuation allowance due to its more recent historical profitable operating performance and its projections for the future. Consequently, 1996 was the first year the Company was fully taxable. The Company anticipates this trend to continue.

  Net income decreased $1,380,994 or 36% to $2,462,892 for the twelve months ended December 31, 1996 as a result of the Company reversing the valuation allowance in 1995 and recording taxes in 1996 at a 38.8% rate as described above. If pretax net income in 1995 were taxed at an effective rate of 38.8%, on a pro forma basis, net income would have increased $964,111 or 64%.

LIQUIDITY AND CAPITAL RESOURCES

  Management is continuing to pursue a three-pronged growth strategy to expand the Company which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets and (3) consolidation through strategic acquisitions. The Company currently intends to fund its growth strategy and its cash needs through (1) the available balance of its $25,000,000 revolving line of credit, (2) the use of site developers to build schools and lease them to the Company, and (3) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. If the need arises, the Company may also effect additional debt or equity financings. The Company anticipates that its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy the working capital needs of the Company and the building of new schools in the near term future. The Company is continuing to look for quality acquisition candidates. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school. In order for the Company to continue its acquisition strategy, the Company will, in the current year, require raising additional funds through debt or equity financing.

  In 1997, the Company amended its credit agreement three times, the most significant of which occurred in December. These amendments: (1) increased the Company's borrowing capacity from $21,200,000 to $25,000,000, (2) changed the prior fixed interest rates (applicable to term loans) to variable rates, (3) provided that all revolving debt will convert to a term loan in January 2001,
(4) extended terms for an additional five years for the prior term loan and six years for the prior revolving line of credit and (5) increased the number of permitted new school construction projects.

  On December 22, 1997, the Company entered into the Seventh Amendment and Modification of its Loan and Security Agreement with its primary lender. The Amendment replaced existing term loans and revolving loans with $25,000,000 Revolving and Term Facilities. Two facilities are established: a $3,000,000 facility (Revolving and Term Facility A) and a $22,000,000 facility (Revolving and Term Facility B). Amounts outstanding under term loans at the time restructuring were treated an initial outstanding balances under the new Revolving and Term Facilities. Under the new arrangements, no principal payments are required until January 1, 2001. Commencing on January 1, 2001, the Company must pay outstanding principal balance of the Revolving and Term Facilities in 60 equal monthly installments.

  Interest on the unpaid principal balance of Revolving and Term Facility A accrues at a variable interest rate ("Floating Rate") equal to the base rate of Summit Bank plus 25 basis points (subject to reduction, based on performance). Interest on the unpaid principal balance of Revolving and

Term Facility B accrues at a variable interest rate equal to the Floating Rate or a LIBOR-based rate (at the Company's option, chosen at the beginning of any interest rate period).

  The Company may elect to convert to a term loan portions of the Revolving and Term Facility B in increments of $2,500,000. Such term loans would be payable over sixty months.

  At December 31, 1997, the principal amounts outstanding under the Revolving and Term Facility B was $21,576,451, and no amounts were outstanding under the Revolving and Term Facility A.

  By postponing the dates of required principal payments under the Company's loans, the Seventh Amendment has significantly improved the Company's cash flow requirements under these loans. The restructuring allows the Company greater flexibility in managing its cash flow and allows greater ability to use available funds to grow the Company. Because of the significant change in the repayment terms of the senior loan, in accordance with Emerging Issue Task Force Issue 96-19 "Debtors Accounting for Modification of Debt Instrument", the Company wrote off the financing fees related to the prior financing totaling $775,000 on a pretax basis. The charge was recorded as an extraordinary item and accordingly shown tax effected.

  The Revolving and Term Facilities are collateralized by liens in favor of Summit Bank on the Company's real and personal properties and all future assets acquired.

  The Company's debt agreements contain restrictive covenants regarding the payment of common stock dividends and the maintenance of ratios related to debt to earnings before interest, taxes, depreciation and amortization.

  Total cash and cash equivalents decreased $2,647,000 from $5,252,000 at December 31, 1996 to $2,605,000 at December 31, 1997. The net decrease was due primarily to (1) cash used for acquisitions totaling approximately $10,145,000,
(2) approximately $9,337,000 used for the building of New Schools and acquisition of land parcels and (3) repayment of long term debt of $9,683,000. These decreases were offset by (1) an increase in cash flow from operations of $2,573,000, (2) proceeds from the sale of property totaling $7,451,000 and (3) proceeds from borrowings under the principal credit facility of $18,642,000.

  Net cash flow from operations increased $2,573,000 or 54% from $4,775,000 as of December 31, 1996 to $7,348,000 as of December 31, 1997. The increase is primarily the result of a combination of factors: (1) a decrease in net income of $3,347,000 offset by an increase in depreciation and amortization of $1,101,000, (2) the addback of the restructuring charge of $2,960,000 and (3) an increase in accounts payable of $2,400,000.

  The working capital deficit increased $6,595,000 from $1,351,000 at December 31, 1996 to $7,946,000 at December 31, 1997. The increase is a result of a decrease in cash of $2,646,000, an increase in subordinated debt of $2,032,000 and an increase in accounts payable and accrued liabilities of $3,516,000. Cash raised through an equity private placement in 1996 was used for the acquisitions completed in the first quarter of 1997. Included in the current portion of subordinated debt is $2,100,000 payable relating to certain acquisitions, a portion of which is payable in April 1998. Accounts payable and accrued liabilities increased as a result of an increase in the deferred tax liability of $1,400,000, an increase related to the restructuring totaling $960,000 and an increase in trade accounts payable totaling $720,000.

TRENDS

  During the twelve months ended December 31, 1997, the Company experienced a decrease in enrollment at its Merryhill schools, located in California, coupled with a weaker summer program in several elementary schools. As discussed herein, the Company believes that this decrease is primarily due to the effect of California public schools' initiative to decrease student/teacher class size ratios in Kindergarten to third grade classes. This initiative affected Merryhill in several ways: (1) teacher turnover increased, (2) enrollment decreased, and (3) with efforts to attract replacement teachers and retain existing teachers, average teacher salaries increased. In addition to the effect of the public school initiative, rent expense in some of the Merryhill schools increased because of recently built replacement schools, which expanded capacity. Fall enrollment for the 1997-1998 school year were down from the previous year. This negatively affected the Company's near term earnings.

  In an effort to improve the performance in Merryhill schools and improve the summer programs, as well as Company-wide performance, the Company has taken several key steps. The structure of operations management has changed, with the Executive Director position replacing the Regional Manager and District Manager positions. The number of schools reporting to each Executive Director has been reduced so that each manager can spend more time in the schools. In addition, the Company has hired a Vice President of Western Operations and an experienced Summer Camp Business Manager. The Company is also searching for a President and Chief Operating Officer. In the near term, additional overhead from this management structure will have a negative impact on earnings; however, over the long term, the Company believes this strategy will prove warranted.

  In December 1997, the Company implemented its restructuring program which includes (1) restructuring and expanding the operations management, (2) evaluating the non-performing acquisitions for possible divestitures, and (3) analyzing several schools which were located in non-strategic areas for possible closure and divestiture.

  In connection with the restructuring program, the Company recorded a $2.9 million charge which consisted of (1) $2,000,000 related to the write down of goodwill of the non-performing schools located in Indianapolis which are for sale, (2) $789,000 related to the write down of assets and accrual of lease obligations of other schools not located in strategic markets which are for sale or whose leases are expiring in 1998, and (3) $170,781 related to costs associated with the restructuring of management.

  The Company plans to respond to the growing need for improved quality education. In 1996 and 1997, the Company built new elementary and middle schools, which incur higher initial losses in the first year as compared to newly constructed preschools. The Company plans to open four newly constructed elementary schools in 1998, and continue development in 1999.

INFLATION

  The Company has not been significantly affected by inflation.

INSURANCE

  Companies involved in the education and care of children may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. Since 1995, the Company has been able to increase significantly the sublimit applicable to such coverage. The Company believes it has adequate insurance coverage at this time. There can be no assurance that in future years the Company will not again become subject to lower limits.

CAPITAL EXPENDITURES

  In 1998, the Company will continue to upgrade its management information system to link the schools to the corporate office as well as to other schools. Management anticipates that the process will take several years and projects spending approximately $1,500,000 on this project in 1998 and approximately $2,000,000 in 1999.

  The Company is continuously maintaining and upgrading the property and equipment of each school. During 1997, the Company spent approximately $5,884,000 on capital expenditures, which included $1,800,000 on books, computers, furniture, fixtures, equipment and technology for new schools and $4,184,000 on upgrading the existing facilities with technology, books, playground upgrades and leasehold improvements. The Company anticipates spending approximately $7,000,000 in capital expenditures in 1998 relating to equipment and technology for both new schools and existing facilities.

  The Company also spent $9,337,000 in costs related to the building of three new schools in 1997 of which two were sold in 1997 and the third was sold in March 1998.

  The Company anticipates cash flow from operations is sufficient to fund the expenditures.

YEAR 2000 COMPLIANCE

  As widely reported in the media, computer systems in business and home use may experience problems arising from malfunctions in certain software and databases in handling dates occurring on or after January 1, 2000. The Company believes that the only computer systems that are critical to its operations are certain accounting and payroll software. The Company licenses such software from two outside vendors. Both of these vendors have publicized reports giving assurances that the software used by the Company is "Year 2000 compliant". If such assurances are not accurate, the Company could incur material costs and material disruptions to its operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact, if any, adoption of SFAS No. 131 will have on its financial statements; however the Company believes it is a one segment company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-24 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers and directors of the Company are as follows:

            Name           Age                       Position
----------------------------------------------------------------------------------
    A. J. Clegg             58  Chairman of the Board of Directors, President and
                                Chief Executive Officer; Director (since 1992)
    John R. Frock           54  Executive Vice President-Corporate
                                Development; Assistant Secretary; Director (since
                                1992)
    William E. Bailey       39  Vice President and Chief Financial Officer
    Yvonne DeAngelo         40  Vice President - Administration and Finance;
                                Secretary
    B. Robin Eglin          41  Vice President - Real Estate Development
    Emily Louviere          53  Vice President - Western Operations
    Barbara Z. Presseisen   61  Vice President - Education
    Barbara Sell            48  Vice President - Eastern Operations
    Barry S. Swirsky        41  General Counsel
    Edward Chambers         61  Director (since 1988)
    Peter H. Havens         43  Director (since 1991)
    Janet L. Katz           51  Director (since 1994)
    Morgan R. Jones         58  Director (since 1991)
    John H. Martinson       50  Director (since 1994)
    Eugene G. Monaco        70  Director (since 1995)


  The following description contains certain information concerning the foregoing persons:

A.J. Clegg. Mr. Clegg was named Chairman of the Board and Chief Executive Officer of the Company on May 29, 1992. Since 1989, Mr. Clegg has also served on the Advisory Board of Drexel University and, in 1996, was named as a member of the Board of Trustees of Drexel University. From June 1990 to December 1997 (but involving immaterial amounts of time since 1994), Mr. Clegg also served as the Chairman and CEO of JBS Investment Banking, Ltd., which provides investment management and consulting services to businesses and formerly provided services to the Company through an Administrative Services Agreement. In 1979, he formed Empery Corporation, an operator of businesses in the cable television and printing industries, and held the offices of Chairman, President and CEO during his tenure (1979-1993). In addition, Mr. Clegg served as Chairman and CEO of TVC, Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-
1993), a manufacturer of electronic senswitches. Mr. Clegg has also served on the board of directors of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991.

John R. Frock. Mr. Frock was named Executive Vice President - Corporate Development on August 1, 1994. Mr. Frock was elected to the Board of Directors of the Company on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., which provided investment management and consulting services to businesses (which included Nobel). During the past five years, Mr. Frock also served as the Chairman and Chief Executive Officer of Avant Garde Enterprises, Ltd.; President and Chief Operating Officer of SBF Communications Graphics, a business forms printer located in Philadelphia, Pennsylvania; President of Globe Ticket and Label Company; and President of the Graphics Group of Empery Corporation.

William E. Bailey. Mr. Bailey joined the Company as Vice President and Chief Financial Officer in January 1998. Prior to joining the Company, Mr. Bailey was Vice President / Controller for KinderCare Learning Centers, Inc. (a national child care company) from 1993 to 1997, Corporate Controller from 1991 to 1993, and Director of Planning and Analysis from June 1989 to October 1991.

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

Emily Louviere. Ms. Louviere joined the Company as Vice President - Western Operations in November 1997. Ms. Louviere has over fourteen years of experience in the education industry, including managing multi-site educational operations, both preschool and elementary schools. Immediately prior to joining Nobel, from November 1996 to November 1997, Ms. Louviere served as Regional Vice President of Operations of Children's World. From October 1982 to March 1995, Ms. Louviere held various positions, including District Manager, Region Manager and Western Divisional Vice President at KinderCare, where she managed up to 400 schools with over $185 million in aggregate revenue.

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

Barbara Sell. Ms. Sell joined the Company in March 1997 as Vice President - Eastern Operations. Ms. Sell has 23 years of experience in the early childhood education field. Seventeen years of her career have been spent in operational management, accomplishing such goals as development and operation of a corporate child care division and managing an international child care division. Prior to joining Nobel, Ms. Sell was employed by KinderCare Learning Centers, with whom she was employed from 1979 through April 1996. Ms. Sell joined KinderCare in 1979 and held various positions, including District Manager, Region Manager and Vice President of Operations for over 300 schools.

Barry S. Swirsky. Mr. Swirsky been the General Counsel of the Company since September 1995. (serving as an officer since September 1997). Mr. Swirsky was previously engaged in private legal practice advising corporations and other business entities, primarily in corporate and securities matters. Mr. Swirsky commenced his legal career as an associate with Reavis & McGrath in New York, New York (since merged with Fulbright & Jaworski) (1981 to 1984), then was an associate with Dechert Price & Rhoads in Philadelphia, Pennsylvania (1984 to
1992), and then counsel to Bray Berry Martin & Reardon and a shareholder of Berry & Martin, P.C in Philadelphia, Pennsylvania (1992 to 1995). Mr. Swirsky received his J.D. from Harvard Law School in 1981.

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

Peter H. Havens. Mr. Havens has been Executive Vice President of Bryn Mawr Bank Corporation since May 1995 overseeing the Investment Management and the Trust Division. From 1982 through May 1995, Mr. Havens served as manager of Kewanee Enterprises, a private investment firm located in Bryn Mawr, Pennsylvania. He is also Chairman of the Board of Directors of Petroferm, Inc. and a director of Bryn Mawr Bank Corporation, Ursinus College and Independence Seaport Museum.

Morgan R. Jones. Mr. Jones has been a partner in the law firm Drinker Biddle & Reath, Philadelphia, Pennsylvania since 1970, and is presently Chairman of the firm.

Janet Lea Katz. Ms. Katz has both a Masters and a Doctorate in Education from Columbia University and is currently serving as the curriculum coordinator for Upper Saddle River Schools, Upper Saddle River, New Jersey, and the building administrator at Bogert School in Upper Saddle River, New Jersey. Ms. Katz has held various positions throughout her career in education, including speech arts teacher, coordinator and therapist for speech and language programs for elementary school and research assistant for the study of learning disabilities at Columbia University.

John Martinson. Mr. Martinson is Managing Partner of Edison Venture Fund which he founded in 1986. He also serves on the Board of Directors of the National Venture Capital Association, Best Software, Inc., Dendrite International, Inc. and eight private companies.

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

ITEM 11.  EXECUTIVE COMPENSATION.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

  The Company's Compensation Committee is comprised of three outside directors of the Company, currently Messrs. Chambers (Chairman), Havens and Monaco. At least annually, the Compensation Committee reviews the compensation levels of the Company's executive officers and certain other key employees and makes recommendations to the Board of Directors regarding compensation of such persons. In general, the Compensation Committee endeavors to base the compensation of the executive officers on individual performance, performance against established financial goals based on the Company's strategic plan, and comparative compensation paid to executives of direct competitors and of non-financial service companies.

  The Compensation Committee's review of compensation, other than that of the Chairman and Chief Executive Officer, is based on the recommendations of the Company's internal compensation committee, which consists of A.J. Clegg (Chairman) and John R. Frock (Executive Vice President). In 1997, the Compensation Committee was involved in setting the compensation of the Chairman and Chief Executive Officer, Executive Vice President - Development, Vice President/Chief Financial Officer, Vice Presidents - Operations East and West, Vice President - Real Estate Development, Vice President - Finance and Administration, Vice President - Education, General Counsel, Vice President - Marketing and Human Resources Manager.

  Executive officers' compensation generally consists of base salary, which comprises a significant portion of total compensation, bonuses, which are based on the Company's performance and/or specific goals, fringe benefits and stock options. All executive officers are reviewed annually for performance, and salary changes are effective in March. Bonuses are distributed after the results of the audit of the financial statements have been verified by the Board.

  In 1995, a salary structure for executive positions was established, based on a survey performed in May 1995 by Towers and Perrin. Towers and Perrin met with the Compensation Committee members and the Company's executive management to learn about the Company's executives' responsibilities and developed competitive compensation levels using published and private data sources covering companies in the service and education industries, some of which are included in the peer group in the five-year performance graph. In 1997, the Compensation Committee established the executive officers' salaries based on the survey performed by Towers and Perrin in 1995 and by reviewing current salary levels for similar positions of direct competitors. The Compensation Committee believes that the salaries of the executive officers are in line with salary ranges in the companies that they reviewed. Increases in executive officers' compensation for 1997 were based on performance of the executive, as well as the performance of the Company both in the current year and over time.

  The Chairman and Chief Executive Officer's compensation commencing in March 1997 included an annual base salary of $240,000, a bonus plan tied to the Company's net income as compared to the annual plan submitted to and approved by the Board of Directors in December 1996 and customary fringe benefits. Mr. Clegg's salary reflected a $20,000 increase over the prior year. The increase was based on the on the performance of the Company. Mr. Clegg received no bonus for the twelve months ended December 31, 1997.

  In 1997, bonuses for all executive officers were based on criteria which include (1) how the Company did compared to plan and (2) in some cases, completion of specific objectives based on the executive's individual areas of responsibility. The Chairman's bonus was based on attaining the net income in the 1997 business plan. The Vice President - Eastern Operations's bonus was based on Eastern operations attaining the operating profit in the goal in the 1997 business plan.

  The bonuses of the Executive Vice President - Development, Vice President/Chief Financial Officer, Vice President - Real Estate Development, Vice President - Education, Vice President - Marketing, Vice President - Finance and Administration, and General Counsel were based on both the Company's achieving certain pretax or income goals defined in the 1997 Business Plan and specific goals relating to their individual areas of responsibility. In 1997, the Company did not achieve financial goals which were set in the 1997 Business Plan. Current executives whose bonuses were based on specific performance goals agreed to forgo amounts payable under their bonus plan. No bonuses were paid to current executives in 1997.

                                 Compensation Committee

                                 Mr. Edward Chambers
                                 Mr. Peter Havens
                                 Mr. Eugene Monaco

COMPENSATION TABLES

  The following tables contain compensation data for the Chief Executive Officer and each other executive officer of the Company whose salary and bonus in 1997 aggregated to at least $100,000.

SUMMARY COMPENSATION TABLE




                                                                         LONG TERM
                                              ANNUAL COMPENSATION   COMPENSATION AWARDS
                                    --------------------------------------------------------
                                                           OTHER    RESTRICTED  SECURITIES           ALL
                                                          ANNUAL      STOCK     UNDERLYING          OTHER
NAME AND                                                 COMPENS-    AWARDS      OPTIONS/          COMPENS-
PRINCIPAL POSITION             YEAR   SALARY   BONUS/1/   ATION/2/                SARS/3/          ATION/4/
-----------------------------------------------------------------------------------------------------------------
A.J. CLEGG                     1997  $231,778   $     0                      0       40,000           $3,217
Chairman, President and        1996   208,465         0                      0            0            3,332
Chief Executive Officer /5/    1995   160,014   $96,000                      0       45,000            2,052



JOHN R. FROCK                  1997  $119,530   $     0    $13,690           0       40,000           $1,645
Executive Vice President       1996   112,119         0     13,560         /6/            0            1,587
                               1995    98,082   $33,750     13,549           0          /6/              746


B. ROBIN EGLIN                 1997  $108,106   $     0    $13,988           0       20,000           $1,067
Vice President - Real          1996   101,018         0     13,841           0            0            1,086
 Estate Development /7/        1995    72,322   $19,500     10,380           0        3,000              756


Former Executive Officers
D. SCOTT CLEGG                 1997  $119,530   $ 4,389                      0       10,000           $  644
Executive Vice President -     1996   102,816         0                      0       30,000            1,245
 Operations (former)/7/        1995    82,087   $29,400                      0        5,000              127


BRIAN C. ZWAAN                 1997  $120,921                                0                        $  102
Executive Vice President;      1996  $ 10,076                                0       25,000
 Chief Financial Officer
 (former)/7/

(1) Bonuses are reported with respect to the fiscal year earned, although paid in the following year.

(2) The amounts reported for John R. Frock consisted of (i) $7,800 for automobile expenses in each year, and (ii) $5,890, $5,760 and $5,511 for health insurance in 1997, 1996 and 1995, respectively. The amounts reported for B. Robin Eglin consisted of (i) $7,800, $7,800 and $5,850, for automobile expenses in 1997, 1996 and 1995, respectively, and (ii) $6,188, $6,041 and $4,530 for health insurance in 1997, 1996 and 1995, respectively. While other named executives enjoy certain similar perquisites, for fiscal year 1997, perquisites and other personal benefits for such executive officers did not exceed the lesser of $50,000 or 10% of any such executive officer's salary and bonus and accordingly have been omitted from the table as permitted by the rules of the Securities and Exchange Commission.

(3) Options granted to A.J. Clegg were granted on December 18, 1995 and January 2, 1997; options granted to John R. Frock were granted on January 2, 1997; options granted to B. Robin Eglin were granted on December 18, 1995 and January 2, 1997; options granted to D. Scott Clegg were granted on November 18, 1995, June 21, 1996 and January 2, 1997; options granted to Brian C. Zwaan were granted on December 23, 1996. All such options vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant, except the options granted to Brian C. Zwaan which vested 10,000 shares, 10,000 shares and 5,000 shares, respectively, on the first, second and third anniversary dates of the date of grant. See also footnote 8 for disclosure regarding certain options granted to John Frock which were subsequently canceled.

(4) Other compensation in 1997: for A.J. Clegg consisted of $2,038 for life insurance and $1,179 for employer matching 401(k) plan contributions; for John R. Frock consisted of $1,008 for life insurance and $637 for employer matching 401(k) plan contributions; for B. Robin Eglin consisted of $488 for life insurance and $579 for employer matching 401(k) plan contributions; for
    D. Scott Clegg consisted of $644 for employer matching 401(k) plan contributions; and for Brian C. Zwaan consisted $102 for life insurance.

(5) In August 1994, A.J. Clegg was hired as an employee of the Company in the position of Chairman and Chief Executive Officer. Prior to this time, Mr. Clegg was the Chairman and Chief Executive Officer of JBS Investment Banking, Ltd. ("JBS"). During 1995, the Company paid fees to JBS approved by the Board totaling $8,289 for the consulting services of JBS personnel.

(6) The Company made a Restricted Stock Award to Mr. Frock under the 1995 Stock Incentive Plan of 25,000 shares of Common Stock on March 19, 1996. However, these shares were never issued, and the Company and Mr. Frock subsequently agreed to the cancellation of such award. Further, on December 18, 1995, the Company granted Mr. Frock an option to purchase 25,000 shares of common stock, which option was canceled in March 1996.

(7) B. Robin Eglin joined the Company in April 1995. Scott Clegg's last day of employment with the Company was in September 1997. Mr. Zwann joined the Company on December 1996 and left the Company's employ in January 1998.

OPTIONS/STOCK APPRECIATION RIGHTS GRANTED IN 1997

                                                                                   POTENTIAL REALIZED VALUE AT
                                                                                   ASSUMED ANNUAL RATES OF STOCK
                                                                                 PRICE APPRECIATION FOR OPTION TERM
                                        INDIVIDUAL GRANTS                                   (10 YRS.)/1/
---------------------------------------------------------------------------------------------------------------------
                              NUMBER OF     % OF TOTAL
                             SECURITIES      OPTIONS/
                             UNDERLYING    SARS GRANTED    EXERCISE                AT 0%     AT 5%    AT 10%
                               OPTION/        TO ALL       OR BASE                 ANNUAL   ANNUAL    ANNUAL
                                SARS       EMPLOYEES IN   PRICE PER    EXPIRATION  GROWTH    GROWTH   GROWTH
NAME OF EXECUTIVE            GRANTED/ 2/     1997 /3/        SHARE       DATE       RATE      RATE      RATE
---------------------------------------------------------------------------------------------------------------

A. J. Clegg                        40,000         21.83%      $10.375      1/2/07       $0  $260,991  $661,403
John R. Frock                      40,000         21.83%      $10.375      1/2/07       $0  $260,991  $661,403
B. Robin Eglin                     20,000         10.92%      $10.375      1/2/07       $0  $130,496  $330,702
D. Scott Clegg                     10,000          5.46%      $10.375      1/2/07       $0  $ 65,248  $165,351
Brian Zwaan                             0          0.00%          n/a         n/a       $0  $      0  $      0

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

(2) Options granted vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant.

(3) During 1997, the Company granted to employees options to purchase an aggregate of 183,200 shares of Common Stock.

AGGREGATED OPTION/STOCK APPRECIATION RIGHTS EXERCISED IN 1997
AND VALUE OF OPTIONS AT DECEMBER 31, 1997

                                                                                          VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                EXERCISED IN 1997     OPTIONS AT DECEMBER 31, 1997          DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------
                               SHARES
                             ACQUIRED ON   VALUE
NAME OF EXECUTIVE              EXERCISE   REALIZED    EXERCISABLE    UNEXERCISEABLE    EXERCISABLE  UNEXERCISEABLE
------------------------------------------------------------------------------------------------------------------
A. J. Clegg                             0          0       43,333              41,667           $0              $0
John R. Frock                           0          0       13,333              26,667           $0              $0
B. Robin Eglin                          0          0        8,667              14,333           $0              $0
                           ---------------------------------------------------------------------------------------
D. Scott Clegg                      6,250     $5,375            0                   0           $0              $0
Brian Zwaan                             0          0       10,000              15,000           $0              $0
                           ---------------------------------------------------------------------------------------

None of the above named executive officers held any stock appreciation rights at December 31, 1997.

COMPENSATION OF DIRECTORS

  The Company pays directors (other than A. J. Clegg) an annual retainer of $6,000 which is paid quarterly and pays members of committees of the Board (other than A. J. Clegg) $750 per meeting for each committee meeting attended. (John Frock's compensation reported in the Summary Compensation Table does not include such fees.)

  The Company's 1995 Stock Incentive Plan provides that as of each March 31 that the Plan is in effect, each individual serving as a director of the Company who is not an officer or employee of the Company will be granted a nonqualified stock option to purchase 2,000 shares of Common Stock (500 shares of Common Stock for grants made on March 31, 1995 and March 31, 1996) if the individual served as a director for the entire previous fiscal year and the Company's pre-tax income for such fiscal year increased at least 20% from the prior fiscal year. Pursuant to the Plan, each of Messrs. Chambers, Havens, Jones and Martinson and Ms. Katz received an option to purchase 500 shares of Common Stock on March 31, 1996, and each of Messrs. Chambers, Havens, Jones, Martinson and Monaco and Ms. Katz received an option to purchase 500 shares of Common Stock on March 31, 1997. No options will be awarded in March 1998.

EXECUTIVE SEVERANCE PLAN

  In March 1997, the Company adopted an Executive Severance Pay Plan (the "Plan"). The Plan covers each of the three executive officers named in the table on page 33, as well as seven other officers and key executives of the Company, and persons who succeed to the positions held by such executives and such other additional employees or positions as determined by written resolution of the Board from time to time (collectively, the "Eligible Executives"). Under the Plan, if the employment of an Eligible Executive with the Company terminates following a Change of Control (as defined in the Plan) of the Company, under specified circumstances, the Eligible Executive will be entitled to receive the severance benefit specified in the Plan. The amount payable to an Eligible

Executive would equal (a) the Eligible Executive's salary for a period of months equal to six plus the number of years of service of the Eligible Executive as of the date of termination (or two times the number of years of service, if he or she has completed at least three years of service as of the termination date), subject to a maximum of 18 months' pay, plus (b) the bonus which would have been payable to the Eligible Executive for the year in which employment was terminated pro rated based on the number of months of employment in the year of termination.


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

                               STOCK PERFORMANCE

  The following line graph compares the cumulative total stockholder return on the Company's Common Stock with the total return of the Nasdaq Stock Market (U.S. Companies) and an index of peer group companies for the period December 31, 1992 through December 31, 1997 as calculated by the Center for Research in Security Prices (CRSP). The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1992 and that all dividends paid by the companies included in the indexes were reinvested.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                             PERFORMANCE GRAPH FOR
                         NOBEL EDUCATION DYNAMICS, INC.



                                  12/92  12/93  12/94  12/95  12/96  12/97

Nobel Education Dynamics, Inc.    100.0   87.5  112.5  425.0  250.0  126.6

Nasdaq Stock Market
(U.S. Companies)                  100.0  114.8  112.2  158.7  195.2  239.5

Self-Determined Peer Group        100.0  150.2  157.3  240.2  399.3  484.3

The self determined peer group includes Children's Discovery Centers of America, Inc.; ITT Educational Services, Inc.; La Petite Academy, Inc.; Youth Services International, Inc., DeVry Inc.; Kindercare Learning Centers, Inc.; and Sylvan Learning Systems, Inc.

Notes:

  A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
  B. The indexes are reweighted daily, using the market capitalization of the previous trading day.
  C. If the monthly interval, used on the fiscal year-end, is not a trading day, the preceding trading day is used.
  D. No trading activity recorded for Nobel Education Dynamics, Inc. from 6-9-92 to 7-16-93.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

  The following table shows information concerning the beneficial ownership of the Company's Common Stock as of February 24, 1998 by each director, by each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report (other than executive officers who are no longer employed by the Company), by all directors and executive officers as a group, and by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days of February 24, 1997 through the exercise of any stock option or right or conversion of any convertible security or otherwise. As of February 24, 1997, the only persons or group of persons known to the Company as beneficially owning more than 5% of the outstanding Common Stock of the Company were the following:
A. J. Clegg; Allied Capital Corporation and affiliated funds; Edison Venture Fund II, L.P.; Gintel Asset Management, Inc.; and KU Learning, L.L.C. The addresses of such holders of more 5% of the outstanding Common Stock is set forth in the footnote relating to their holders.


                                  Number of Shares of       Percent
                                     Common Stock              of
Name of Beneficial Owner          Beneficially Owned        Class (1)
-------------------------        --------------------      -----------
A. J. Clegg                           575,876     (2)        8.96%
Edward H. Chambers                     18,230     (3)        *
John R. Frock                          45,533     (4)        *
Peter H. Havens                        13,109     (5)        *
Morgan R. Jones                        11,100     (6)        *
Janet Katz                             30,400     (7)        *
John Martinson                        670,032     (8)        9.92%
Eugene Monaco                          18,000     (9)        *
B. Robin Eglin                          9,667    (10)        *
Allied Capital Corporation            575,000    (11)        8.59%
Edison Venture Fund II, L.P.          654,032    (12)        9.69%
Gintel Asset Management, Inc.         492,500    (13)        8.05%
KU Learning, L.L.C.                 1,283,500    (14)       20.97%
All directors and executive         1,422,255    (15)       19.83%
 officers as a group
 (13 persons)

*  Less than 1%.                             [See notes on following page]

(1) The percentages of class set forth in the table reflect the percentage of outstanding Common Stock currently owned by each holder listed and the percentage of outstanding Common Stock which would be owned by each such holder giving effect to the conversion of all shares of Preferred Stock and exercise of all options and warrants held by such holder, but not to such conversion or exercise by any other person.

(2) Of these shares, 179,301 shares are beneficially owned directly by Mr. Clegg as follows: 15,000 shares of Common Stock owned of record by Mr. Clegg, 100,806 shares issuable upon conversion of Series C Preferred Stock of the Company, 20,161 shares issuable upon the exercise of warrants and 43,334 issuable upon exercise of currently exercisable stock options. Mr. Clegg is also the beneficial owner of 394,075 shares owned of record by, or issuable upon the conversion of Series C Preferred stock of the Company owned of record by, JBS Investment Banking, Ltd., a privately held corporation of which Mr. Clegg is a director, officer and controlling stockholder, as follows: 253,690 shares of Common Stock owned of record by JBS and 140,385 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock owned of record by JBS. (JBS may also be deemed to be the beneficial owner of these 394,075 shares.) Mr. Clegg is also the beneficial owner of 2,500 shares of Common Stock owned by his spouse. This does not include shares beneficially owned by Mr. Clegg's adult children, as to which he disclaims beneficial ownership. A. J. Clegg's address is c/o Nobel Education Dynamics, Inc., Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, Pennsylvania 19063.

(3) Consists of 10,250 shares of Common Stock which Mr. Chambers has the right to purchase upon the exercise of currently exercisable options, 1,470 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock, and 6,510 shares of Common Stock held by Mr. Chambers.

(4) Consists of 13,333 shares of Common Stock which Mr. Frock has the right to purchase upon the exercise of currently exercisable options, 14,700 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock and 17,500 shares of Common Stock held by Mr. Frock.

(5) Consists of 7,750 shares of Common Stock which Mr. Havens has the right to purchase upon the exercise of currently exercisable options, 3,234 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Mr. Havens, and 2,125 shares of Common Stock held by Mr. Havens.

(6) Consists of 10,100 shares of Common Stock held by Mr. Jones and 1,000 shares of Common Stock which Mr. Jones has the right to purchase upon the exercise of currently exercisable options. Does not include shares owned by Mr. Jones's spouse and adult children as to which he disclaims beneficial ownership.

(7) Consists of 29,400 shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock held by Ms. Katz and 1,000 shares of Common Stock which Ms. Katz has the right to purchase upon the exercise of currently exercisable options.

(8) Includes 15,000 shares held in account for Mr. Martinson's three minor children, for which Mr. Martinson is custodian and 1,000 shares which Mr. Martinson has the right to purchase upon the exercise of currently exercisable options. Mr. Martinson is a managing partner of Edison Partners II, the general partner of Edison Venture Fund II, L.P.. By virtue of his position as managing partner, Mr. Martinson may under the SEC's rules also be deemed a beneficial owner of the shares owned by Edison Venture Fund II, L.P. (See footnote 12.) (These shares are also included in shares reflected as owned by Mr. Martinson in the table.) Mr. Martinson disclaims beneficial ownership of such shares.

(9) Consists of 500 shares of Common Stock which Mr. Monaco has the right to purchase upon the exercise of currently exercisable options and 17,500 shares of Common Stock held by Mr. Monaco.

(10) Consists of 1,000 shares of Common Stock held by Mr. Eglin and 8,667 shares of Common Stock which Mr. Eglin has the right to purchase upon the exercise of currently exercisable options.

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

(12) Consists of 25,000 shares of Common Stock held by the Edison Venture Fund II, L.P., 524,193 shares of Common Stock issuable upon the conversion of the Company's Series C Preferred Stock held by the Edison Venture Fund II, L.P. and 104,839 shares issuable upon the exercise of warrants held by the Edison Venture Fund II, L.P. Mr. Martinson is a general partner of Edison Partners II, L.P. which is the sole general partner of Edison Venture Fund II, L.P. By virtue of such position, Mr. Martinson and other affiliates of Edison Venture Fund II, L.P., may under the SEC's rules also be deemed a beneficial owner of these shares. Such individuals disclaim beneficial ownership of the shares beneficially owned by Edison Venture Fund II, L.P., except to the extent of their pecuniary interest therein. Edison Venture Fund II, L.P. has its principal executive office at 997 Lenox Drive #3, Lawrenceville, New Jersey 08648.

(13) Based on a Schedule 13G filed with the SEC on February 3, 1998. Gintel Asset Management is the investment advisor to various investors and, pursuant to contractual relationships with such investors, has the right to vote and dispose of these shares. Robert M. Gintel, is Chief Executive Officer and 100% shareholder of Gintel Asset Management, Inc., whose business address is 6 Greenwich Office Park, Greenwich, CT 06831.

(14) Based on a Schedule 13D filed with the SEC on January 16, 1998. Shares are beneficially owned by KU Learning, L.L.C. and its affiliates. The business address of such persons is 844 Moraga Drive, Los Angeles, CA 90049

(15) Consists of shares shown as beneficially held by all natural persons in this table, and an additional 5,850 shares owned by executive officers not named in the table and 24,458 shares of Common Stock which such executive officers have the right to purchase upon the exercise of currently exercisable options.

Preferred Stock

  The following table shows information concerning the beneficial ownership of the Company's Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of February 24, 1998 by each director, by each executive officer named in the Summary Compensation Table appearing elsewhere in this Annual Report, by all directors and executive officers as a group and by each person who is known to the Company to be the beneficial owner of more than 5% of any series of Preferred Stock. Directors and executive officers omitted from a section of the following table do not beneficially own shares of the series of Preferred Stock to which such section relates.

                                                      Number of Shares
Name of                                               of Common Stock         Percent
Security       Name of Beneficial Owner (1)         Beneficially Owned       of Class
------------------------------------------------------------------------------------------
Series A      Edward H. Chambers                           5,000            0.49%
Preferred     A. J. Clegg                                477,500     (2)   46.42%
Stock         John R. Frock                               50,000            4.86%
              Peter H. Havens                             11,000            1.07%
              Janet Katz                                 100,000            9.72%
              Emanuel Shemin                             101,487            9.87%
              All directors and executive                543,500           52.83%
              officers as a group (13 persons)
------------------------------------------------------------------------------------------
Series C      A. J. Clegg                                403,226           16.13%
Preferred     Edison Venture Fund II, L.P.             2,096,774           83.87%
Stock         John Martinson                           2,096,774     (3)   83.87%
              All directors and executive              2,500,000     (3)  100.00%
              officers as a group (13 persons)
------------------------------------------------------------------------------------------
Series D      Allied Capital Corporation               1,063,830     (4)  100.00%
Preferred     All directors and executive                      0
Stock         officers
              as a group (13 persons)
------------------------------------------------------------------------------------------


(1) As reflected on the records of the Company's transfer agent, Mr. Shemin's address is 800 South Ocean Blvd. LPH4, Boca Raton, FL 33432. Mr. Clegg's address is c/o Nobel Education Dynamics, Inc., Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, Pennsylvania 19063. Ms. Katz's address is Edith J. Bogert School, 391 W. Saddle River Road, Upper Saddle River, NJ 07458. Edison Venture Fund II, L.P. has its principal executive office at 997 Lenox Drive #3, Lawrenceville, New Jersey 08648. Allied Capital Corporation and affiliated funds have their principal executive offices at 1666 K St., N.W., Suite 901, Washington, DC 20006.

(2) Mr. Clegg is the beneficial owner of these 477,500 shares of Series A Preferred Stock owned of record by JBS Investment Banking, Ltd., as he is a director, officer and controlling stockholder of JBS Investment Banking, Ltd.

(3) John Martinson is a general partner of Edison Partners II, L.P. which is the sole general partner of Edison Venture Fund II, L.P. By virtue of such position, Mr. Martinson may under the SEC's rules also be deemed a beneficial owner of these shares. Mr. Martinson disclaims beneficial ownership of the shares beneficially owned by Edison Venture Fund II, L.P., except to the extent of his pecuniary interest therein.

(4) Shares are owned by Allied Capital Corporation, Allied Capital Corporation II, Allied Investment Corporation and Allied Investment Corporation II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During 1997, legal services were rendered to the Company by Drinker Biddle & Reath, of which Morgan R. Jones, a director of the Company, is a partner and Chairman. Fees paid to this firm in 1997 were $35,509. The Company expects this firm to continue to provide such services in 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                       Page
                                                       ----

  (1)  Financial Statements.

     Report of Independent Accountants...............   F-1
     Consolidated Balance Sheets.....................   F-2
     Consolidated Statements of Income...............   F-3
     Consolidated Statements of Stockholders' Equity.   F-4
     Consolidated Statements of Cash Flows...........   F-5
     Notes to Consolidated Financial Statements......   F-7

  (2) Financial Statement Schedules.

     Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

  (b)    REPORTS ON FORM 8-K.

     None.

  (c) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

Exhibit
Number    Description of Exhibit

3.1 Registrant's Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)

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

4.4 Fifth Amendment and Modification dated March 20, 1997 to Loan and Security Agreement.

4.5 Sixth Amendment and Modification dated May 5, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

4.6 Seventh Amendment and Modification dated December 22, 1997 to Loan and Security Agreement.

4.7 Revolving and Term Facility Note A dated December 22, 1997 in the principal sum of $22,000,000 payable to the order of Summit Bank.

4.8 Revolving and Term Facility Note B dated December 22, 1997 in the principal sum of $3,000,000 payable to the order of Summit Bank.

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

10.3   1995 Stock Incentive Plan of the Registrant, as amended.

10.4 Form of Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan

10.5 Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 14, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.6 Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.7 Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.8 Series 1 Warrants for shares of Common Stock issued to Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(ad) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.9 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.10 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture
       Fund II-PA, L.P.   (Filed as Exhibit 10.14 to the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.11 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.12 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,173 shares (pre-reverse stock split) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 10.12 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

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

10.13 Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds, and amendment thereto dated February 23, 1996. (Filed as Exhibit 4D to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.14 Amendment dated February 23, 1996 to Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.15 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997. (Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.16 Employment Agreement dated June 4, 1996 between Registrant and Barbara Z. Presseisen. (Filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.17 Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.18 Contingent Severance Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

11 Statement re-computation of per share earnings dated year ended December 31, 1997, and made a part hereof.

21     List of subsidiaries of the Registrant.

23     Consent of Coopers & Lybrand L.L.P.

27     Financial Data Schedule

Certain schedules (and similar attachments) to Exhibits 4.1 through 4.6 and
Exhibit 10.11 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

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

Date: March 30, 1998             NOBEL EDUCATION DYNAMICS, INC.


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

Signature                Position                           Date


/s/ A. J. Clegg          Chairman of the Board,          March 30, 1998
---------------------    President and Chief
A. J. Clegg              Executive Officer and Director



/s/ William Bailey       Vice President,                 March 30, 1998
---------------------    Chief Financial Officer
William Bailey           (Principal Financial Officer)



/s/ Yvonne DeAngelo      Vice President - Finance        March 30, 1998
---------------------    and Administration
Yvonne DeAngelo          (Principal Accounting Officer)


/s/ Edward H. Chambers   Director                        March 30, 1998
----------------------
Edward H. Chambers


/s/ John R. Frock        Executive Vice President        March 30, 1998
----------------------   and Director
John R. Frock


/s/ Morgan R. Jones      Director                        March 30, 1998
---------------------
Morgan R. Jones

/s/ Janet L. Katz        Director                  March 30, 1998
----------------------
Janet L. Katz


/s/ John H. Martinson    Director                  March 30, 1998
-----------------------
John H. Martinson


/s/ Eugene G. Monaco     Director                  March 30, 1998
----------------------
Eugene G. Monaco

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nobel Education Dynamics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 13, 1998, except
for Note 16 as to which the
date is March 26, 1998

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,   December 31,
ASSETS                                                                              1997           1996
------------------------------------------------------------------------------  -------------  -------------

Cash and cash equivalents                                                       $  2,605,219    $ 5,251,555
Accounts receivable, less allowance for doubtful
  accounts of $133,421 in 1997 and $103,009 in 1996                                1,091,442        779,075
Prepaid rent                                                                       1,045,820        734,463
Prepaid insurance and other                                                          951,734        622,106
Deferred taxes                                                                             -        890,934
                                                                                ------------    -----------
      Total Current Assets                                                         5,694,215      8,278,133
                                                                                ------------    -----------

Property and equipment, at cost                                                   33,029,720     26,166,293
Accumulated depreciation                                                          (7,856,125)    (6,843,183)
                                                                                ------------    -----------
                                                                                  25,173,595     19,323,110

Property and equipment held for sale                                               1,494,736      1,111,412
Note receivable                                                                            -        425,000
Cost in excess of net assets acquired                                             37,439,000     25,601,028
Deposits and other assets                                                          3,288,580      1,977,951
Deferred taxes                                                                     1,308,280        116,854
                                                                                ------------    -----------

      Total Assets                                                              $ 74,398,406    $56,833,488
                                                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

Current portion of long-term obligations                                        $    150,443    $ 2,847,308
Current portion of subordinated debt                                               2,561,289        529,348
Current portion of capital lease obligations                                          81,438         71,456
Accounts payable and other current liabilities                                     7,980,441      4,464,957
Unearned income                                                                    2,866,131      1,716,049
                                                                                ------------    -----------
      Total Current Liabilities                                                   13,639,742      9,629,118
                                                                                ------------    -----------

Long-term obligations                                                             22,497,019     10,807,498
Capital lease obligations                                                            208,657        290,095
Deferred gain on sale/leaseback                                                       39,330         47,322
Minority interest in consolidated subsidiary                                         404,850        318,359
Long-term subordinated debt                                                        5,972,873      3,417,656
                                                                                ------------    -----------

      Total Liabilities                                                           42,762,471     24,510,048
                                                                                ------------    -----------

Commitments and Contingencies (Notes 2, 5, 8, and 15)

Stockholders' Equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 in 1997 and 4,697,542 in 1996 $5,529,712 aggregate
liquidation preference at December 31, 1997 and in 1996                                4,593          4,697
Common stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 6,121,365 in 1997 and 5,831,055 in 1996                                  6,121          5,831
Treasury Stock, cost; 36,810 shares                                                 (375,000)             -
Additional paid-in capital                                                        38,339,599     37,665,713
Accumulated deficit                                                              ( 6,339,378)    (5,352,801)
                                                                                ------------    -----------

      Total Stockholders' Equity                                                  31,635,935     32,323,440
                                                                                ------------    -----------

Total Liabilities and Stockholders' Equity                                      $ 74,398,406    $56,833,488
                                                                                ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Year Ended December 31,
                                                  ----------------------------------------
                                                      1997          1996          1995
                                                  ------------  ------------  ------------

Revenues                                          $80,980,162   $58,909,388   $44,154,367
                                                  -----------   -----------   -----------
Operating expenses:
    Personnel costs                                38,557,361    26,777,022    19,664,455
    Center operating costs                         11,931,743     8,755,337     6,640,288
    Insurance, taxes, rent and other               16,130,653    11,128,266     7,945,461
    Depreciation and amortization                   3,238,142     2,210,504     1,512,210
                                                  -----------   -----------   -----------

                                                   69,857,899    48,871,129    35,762,414
                                                  -----------   -----------   -----------

School operating profit                            11,122,263    10,038,259     8,391,953
                                                  -----------   -----------   -----------

New school development                                400,622       207,600       146,070
General and administrative expenses                 5,972,787     4,189,750     3,395,940
Litigation claim                                            -             -       500,000
Restructuring expense                               2,959,781             -             -
                                                  -----------   -----------   -----------

Operating income                                    1,789,073     5,640,909     4,349,943
                                                  -----------   -----------   -----------

Interest expense                                    2,046,622     2,004,392     1,839,563
Other (income) expense                               (158,479)     (482,647)     (125,724)
Minority interest in income of
  consolidated subsidiary                              86,491        94,479        85,808
                                                  -----------   -----------   -----------

Income before income taxes                           (185,561)    4,024,685     2,550,296

Income tax (benefit) expense                          250,016     1,561,793    (1,355,590)
                                                  -----------   -----------   -----------

Net income before extraordinary item                 (435,577)    2,462,892     3,905,886
                                                  -----------   -----------   -----------

Extraordinary loss on early
  extinguishment of debt,( net of
  income tax benefit of $330,000
   and $27,000 in 1997 and 1995, respectively)        449,000             -        62,000
                                                  -----------   -----------   -----------

Net income (loss)                                    (884,577)    2,462,892     3,843,886

Preferred stock dividends                             102,000       108,419       184,114
                                                  -----------   -----------   -----------

Net income (loss) available to
  common stockholders                                (986,577)  $ 2,354,473   $ 3,659,772
                                                  ===========   ===========   ===========

Basic (loss) earnings per share
Net (loss) income before extraordinary item       $    ( 0.09)  $     0 .42   $      0.79
Extraordinary item                                $    ( 0.07)            -         (0.01)
                                                  -----------   -----------   -----------
Net (loss) income                                 $    ( 0.16)  $      0.42   $      0.78
                                                  ===========   ===========   ===========

Dilutive (loss) earnings per share
Net (loss) income before extraordinary item       $    ( 0.09)  $      0.34   $      0.64
Extraordinary item                                $    ( 0.07)            -         (0.01)
                                                  -----------   -----------   -----------
Net (loss) income                                 $    ( 0.16)  $      0.34   $      0.63
                                                  ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                           Treasury and
                                 Preferred Stock          Common Stock        Additional      Common
                              --------------------  -----------------------    Paid-In        Stock       Accumulated
                                Shares     Amount      Shares      Amount      Capital       Issuable       Deficit        Total
                              ----------  --------  ------------  ---------  ------------  ------------  -------------  ------------

Balance as of
 January 1, 1995               4,984,320    $4,984    15,445,063   $ 15,445   $19,644,922   $    -        $(11,367,046) $ 8,298,305
                               =========    ======    ==========   ========   ===========   ===========   ============  ===========
Stock Options Exercised             -         -          150,000        150       112,443        -              -           112,593
Warrants exercised                  -         -          100,000        100        49,900        -              -            50,000
Common shares issuable              -         -             -          -             -        2,000,000         -         2,000,000
Issuance of Preferred Stock    1,063,830     1,064          -          -      $ 1,998,936        -              -         2,000,000
Conversion of Preferred Stock   (543,000)     (543)      638,568        639           (96)       -              -             -
One-for-four reverse stock split    -         -      (12,238,537)   (12,239)       12,239        -              -             -
Preferred Dividends                 -         -             -          -             -           -            (184,114)    (184,114)

Net Income                                                                                       -           3,843,886    3,843,886
                               ---------    ------    ----------   --------   -----------   -----------   ------------  -----------

December 31, 1995              5,505,150    $5,505     4,095,094   $  4,095   $21,818,344   $ 2,000,000   $ (7,707,274) $16,120,670
                               =========    ======   ===========   ========   ===========   ===========   ============  ===========

Stock Options and Warrants
  Exercised and                     -         -           63,750         64       500,325        -              -           500,389
  related tax benefit
Common Shares Issuable              -         -          312,500        313     1,999,687    (2,000,000)        -             -
Common Shares Issued                -         -          122,270        122     1,739,878        -              -         1,740,000
Private Placement of
  Common Stock, net of
  transaction costs                 -         -        1,000,000      1,000    11,606,908        -              -        11,607,908

Conversion of Preferred
   Stock                        (807,608)     (808)      237,441        237           571        -              -             -
Preferred Dividends                 -         -             -          -             -           -            (108,419)    (108,419)

Net Income                          -         -             -          -             -           -           2,462,892    2,462,892
                               ---------    ------    ----------   --------   -----------   -----------   ------------  -----------

December 31, 1996              4,697,542    $4,697     5,831,055   $  5,831   $37,665,713        -         ($5,352,801) $32,323,440
                               =========    ======    ==========   ========   ===========   ===========   ============  ===========

Stock Options and Warrants
  Exercised and                     -         -          256,750        256       681,616        -              -           681,872
  related tax benefit

Conversion of Preferred Stock   (104,000)     (104)       33,560         34            70        -              -             -
Other                               -         -                                    (7,800)       -              -            (7,800)

Treasury Stock                                                                              (375,000)             -        (375,000)

Preferred Dividends                 -         -             -          -             -             -       (102,000)       (102,000)

Net Loss                            -         -             -          -             -             -       (884,577)       (884,577)

                               ---------    ------    ----------   --------   -----------   -----------   ------------  -----------
December 31, 1997              4,593,542    $4,593     6,121,365   $  6,121   $38,339,599      (375,000)   ($6,339,378) $31,635,935
                               =========    ======    ==========   ========   ===========   ===========   ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
-------------------------------------------------------------------------
                                  1997           1996           1995
                             --------------  -------------  -------------
Cash Flows from Operating
 Activities:
  Net Income (Loss)              ($884,577)    $2,462,892   $  3,843,886
                               -----------   ------------   ------------
Adjustment to Reconcile
 Net Income
  to Net Cash Provided by
   Operating Activities:
  Depreciation and
   amortization                  3,205,593      2,137,110      1,512,210
  Depreciation related to
   non-operating centers            32,549         73,394         82,007
  Provision for losses on
   accounts receivable             345,507         87,306         96,867
  Provision for
   restructuring                 2,959,781              0              0
  Provision for deferred
   taxes                          (300,492)     1,206,894              0
  Minority interest in
   income                           86,491         94,479         85,808
  Early extinguishment of
   debt                            779,000              0         88,571
  Reversal of tax
   valuation allowance                   0              0     (1,480,672)
  Deferred gain
   amortization                     (7,992)        (7,990)        (7,991)
  Depreciation charged to
   restructuring                         0              0              0
Changes in Assets and
 Liabilities Net of
 Acquisitions (increase)
  decrease in:
  Accounts receivable             (612,296)      (139,286)      (128,245)
  Prepaid assets                  (640,985)       (74,206)      (187,848)
  Other assets and
   liabilities                    (228,149)      (243,385)      (175,813)
  Unearned income                  212,966       (133,129)        46,329
  Accounts payable and
   accrued expenses              2,400,522       (689,020)       262,130
                               -----------   ------------   ------------
  Total Adjustments              8,237,495      2,312,167        193,353
                               -----------   ------------   ------------
Net Cash Provided by
 Operating Activities            7,347,918      4,775,059      4,037,239
                               -----------   ------------   ------------
Cash Flows from Investing
 Activities:
  Capital expenditures         (15,220,996)   (12,775,541)    (2,051,664)
  Proceeds from sale of
   property and equipment        7,450,858      8,636,151        251,225
  Payment for acquisitions
   net of cash acquired        (10,144,979)    (4,968,528)    (9,101,443)
  Other                                  0              0       (146,315)
Net Cash Used in Investing
  Activities                   (17,915,117)    (9,107,918)   (11,048,197)
                               -----------   ------------   ------------

Cash Flows from Financing
 Activities:
  Proceeds from term loan       18,641,111      6,000,000      7,500,000
  Proceeds from subordinated
     debt                                0              0      6,000,000
  Proceeds from real estate
    mortgage                             0              0      3,567,300
  Proceeds from other debt               0      1,500,000      3,671,697
  Transaction costs related
   to issuance of debt and stock         0              0     (1,090,771)
  Proceeds from issuance of
   common stock                          0     11,607,908        162,593
  Repayment of long term
   debt                         (9,682,319)    (7,022,874)   (11,699,432)
  Repayment of
   subordinated debt            (1,163,544)    (6,333,533)             0
  Repayment of capital
   lease obligation                (71,456)       (49,897)       (55,641)
  Proceeds from issuance of
   preferred stock                       0              0      2,000,000
  Dividends paid to preferred
   stockholders                   (102,000)      (108,419)      (184,114)
  Proceeds from exercise of
   stock options                   299,071        276,669              0
                               -----------   ------------   ------------
Net Cash Provided by
 Financing Activities            7,920,863      5,869,854      9,871,632
                               -----------   ------------   ------------

Net increase (decrease) in
 cash and cash equivalents      (2,646,336)     1,536,995      2,860,674
Cash and cash equivalents
 at beginning of year            5,251,555      3,714,560        853,886
                               -----------   ------------   ------------
   Cash and equivalents
      at end of year             2,605,219     $5,251,555     $3,714,560
                               ===========   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES
                           SUPPLEMENTAL SCHEDULES FOR
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,
--------------------------------------------------------------------------------
                                             1997          1996          1995
                                        ------------  ------------  ------------
Supplemental Disclosures of Cash
  Flow Information

Cash paid during year for:
  Interest                              $ 2,004,957   $ 1,973,531    $1,823,882
  Income taxes                              727,991       434,498       137,423
                                        -----------   -----------   -----------

Noncash financing and investing activities
Tax benefit related to exercise of
 stock options and warrants                       -       223,720             -

Acquisitions
  Fair value of tangible assets
   acquired                               2,404,264       842,016     6,847,961
  Cost in excess of net assets
   acquired                              14,843,403     8,978,398     8,727,293
  Cash acquired                                   -      (573,237)      (29,630)

  Liabilities assumed                    (1,351,985)     (684,936)     (934,181)
  Notes issued                           (5,750,703)   (1,853,713)   (3,310,000)
  Escrow held                                     -             -      (200,000)
  Common shares issued                            -    (1,740,000)   (2,000,000)
                                        -----------   -----------   -----------
  Total cash paid                       $10,144,979   $ 4,968,528   $ 9,101,443
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

                         NOBEL EDUCATION DYNAMICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies and Company Background:
     -----------------------------------------------------------------

Nobel Education Dynamics, Inc. (the "Company") was founded in 1982 and commenced operations in 1984. The Company operates private pre-schools, elementary schools and middle schools located primarily in California, the Mid-Atlantic states, North Carolina, Virginia, Illinois, Indiana, Washington, Florida, Oregon and Nevada.

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

Fiscal Year:
-----------

The Company's fiscal year ends the last Friday in December. There were 52 weeks in fiscal 1997, 1996 and 1995. On September 19, 1997, the Company changed the fiscal year end to the last Friday in June closest to June 30 beginning in the year 1998. Accordingly, the Company will report a six month stub period on June 30, 1998.

Recognition of Revenues:
-----------------------

Revenue is recognized as the services are performed.

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

Cost in Excess of Net Assets Acquired:
-------------------------------------

The Company's policy is to amortize cost in excess of net assets acquired related to acquisitions over 30 years for preschools and 40 years for elementary schools. Management has evaluated the life cycles of similar schools and determined that these lives are consistent with a historical range for private elementary education, including schools of Merryhill Schools, Inc., a subsidiary of the Company, and Educo, Inc., a subsidiary of the Company merged into the Company in 1997, which have been operating over 30 years. In evaluating potential acquisitions of child care centers, management considers not only the current child care operations but also the outlook for these centers as elementary schools. The excess of purchase price over net assets acquired is amortized on a straight-line basis.

Amortization expense amounted to $1,004,606, $650,996, and $341,662 for the years ended December 31, 1997, 1996, and 1995, respectively. Accumulated amortization at December 31, 1997 and 1996 was $3,170,262 and $2,289,599,
respectively.

The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows in accordance with SFAS 121. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements. (See Note 5)

Income Taxes:
------------

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

Reverse Stock Split:
--------------------

On September 22, 1995, the stockholders approved a one-for-four reverse stock split of the Company's common stock. The Company effected the reverse split on September 28, 1995. For every four shares of common stock, each stockholder received one share of common stock. All historical share and per share amounts reflect the reverse stock split (except for the consolidated statement of stockholders' equity).

Earnings Per Share:
------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which established new standards for computations for earnings per share. The Company adopted the new standard effective December 31, 1997 and restated the prior year calculation accordingly.

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator.

Earnings per share amounts have been restated in accordance with Statement of financial Accounting Standards No. 128, "Earnings per Share". This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:

                                                         1997         1996        1995
                                                      -----------  ----------  ----------
Basic (loss) earnings per share:
  Net (loss) income                                   $ (884,577)  $2,462,892  $3,843,886
  Less Preferred Stock dividends                         102,000      108,419     184,114
                                                      ----------   ----------  ----------
  Net Income available for Common Stock                 (986,577)   2,354,473   3,659,772
  Average Common Stock outstanding                     6,052,625    5,545,605   4,688,355
  Basic (loss) earnings per share                     $    (0.16)  $     0.42  $     0.78

Diluted (loss) earnings per share:
  Net (loss) income available for common
   stock and dilutive securities                      $ (986,577)  $2,462,892  $3,843,886

  Average Common Stock outstanding                     6,052,625    5,545,605   4,688,355
  Additional common shares resulting
   from dilutive securities:
  Options, Warrants and Convertible Preferred         N/A           1,717,178   1,440,786
   Stock                                                           ----------  ----------
  Average Common Stock and dilutive
   securities outstanding                              6,052,625    7,262,783   6,129,121


  Diluted earnings per share                          $    (0.16)  $     0.34  $     0.63

Stock-Based Compensation
------------------------

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified in the current year for comparative purposes.

(2)  Acquisitions:
     ------------

During the twelve months ended December 31, 1997 and 1996 the Company completed various acquisitions, all of which are accounted for using the purchase method, which are described below. The results of operations for all acquisitions are included in the Consolidated Statement of Income beginning in the year acquired.

1997 Acquisitions:
-----------------

Acquisition of Another Generation Enterprises Inc.
--------------------------------------------------

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

Acquisition of Rainbow Bridge Schools
-------------------------------------

On April 1, 1997, the Company acquired the Rainbow Bridge schools located in San Jose, California. Rainbow Bridge schools include two private elementary and middle schools and three preschools, with combined annual revenues of $5,600,000 and licensed capacity of 950. The purchase price of the acquisitions totaled $5,500,000, $3,700,000 paid in cash and $1,800,000 paid in a note, plus an "earn out" based on achievement of certain earnings targets which will be paid in April 1998 by delivery of additional cash and an additional note.

Acquisition of Las Vegas Schools
--------------------------------

On September 19, 1997, the Company purchased three schools located in Las Vegas, Nevada, formerly operating as Hillpointe Elementary School and Warren Walker Preschools, with current combined annual revenues of $2,600,000 and licensed capacity of 670. The Hillpointe Elementary School is a new school which opened in September 1997 and is operating at 40% of capacity. The purchase price of the acquisition totaled approximately $3,800,000, $2,300,000 paid in cash, $700,000 paid in notes and $800,000 in assumed liabilities.

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

Acquisition of MacGregor Creative Schools, Oak Ridge Private School and
-----------------------------------------------------------------------
Evergreen Academy:
-----------------

In the fourth quarter of 1996, the Company completed the acquisition of stock or assets of three companies. On November 11, 1996, the Company acquired the assets of MacGregor Creative Schools located in Cary, North Carolina. MacGregor Creative Schools consisted of two preschools with aggregate revenues of $2.6 million and capacity of 408 children. The Company recorded goodwill of approximately $2,459,000 as a result of this transaction, to be amortized over
thirty years.   On December 27, 1996 the Company acquired the assets of Oak
Ridge Private School, an elementary school located in Coto de Caza, California. Oak Ridge Private School had revenues of approximately $500,000 and potential licensed capacity of 198 children. On December 23, 1996, the Company acquired the stock of Montessori House, Inc., which owned Evergreen Academy located in Seattle, Washington. Evergreen Academy consists of one elementary/middle school and one preschool with aggregate revenues of $2.3 million and licensed capacity of 400 children. A portion of the purchase price for this transaction was paid on January 2, 1997. The purchase prices of these three transactions totaled approximately $2.560 million in cash, $780,000 in subordinated notes, $240,000 in stock (26,078 shares) and approximately $300,000 in assumed liabilities.

Unaudited Pro Forma Information:
--------------------------------

The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions which closed during 1997 and 1996 all occurred at the beginning of 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1996, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end.

                                                      (Unaudited)
                                                   1997         1996
                                               ------------  -----------
Revenues                                       $83,731,963   $75,968,123
Net Income (Loss) before extraordinary item    $  (564,001)  $ 3,298,749
Earning per share
        Basic                                  $     (0.09)  $      0.58
        Diluted                                $     (0.09)  $      0.45

(3)  Cash Equivalents:
     ----------------

The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $6,000,063 and $3,040,405 at December 31, 1997 and 1996, respectively. In 1997 and 1996, the Company's funds were invested in money market accounts which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

(4)  Property and Equipment:
     ----------------------

The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows:

                                         December 31,
                                 ---------------------------
                                     1997           1996
                                 -------------  ------------

     Land                         $ 3,460,727   $ 4,105,494
     Buildings                      6,685,229     8,935,791
     Assets under capital
      lease obligations               912,781       912,781
     Leasehold improvements         5,358,007     4,477,198
     Furniture and equipment       10,592,585     7,722,898
     Construction in progress       6,020,391        12,131
                                  -----------   -----------
                                   33,029,720    26,166,293
     Accumulated depreciation      (7,856,125)   (6,843,183)
                                  -----------   -----------
                                  $25,173,595   $19,323,110
                                  ===========   ===========

Depreciation expense was $2,096,033, $1,559,507, and $1,150,087 for the years 1997, 1996 and 1995, respectively. Amortization of capital leases included in depreciation expense amounted to $14,640 in each of the years 1997, 1996, and 1995. Accumulated amortization of capital leases amounted to $460,935, $446,295, and $431,655, for the years ended 1997, 1996 and 1995, respectively.

(5)  Restructuring and property and equipment held for sale
     ------------------------------------------------------

In the fourth quarter of 1997 the Company approved a restructuring plan which included (1) reorganization of the geographic school districts, (2) reorganization of the structure of operations management, (3) the decision to close several schools and to write down the book value of the assets of schools which are non-performing, (4) placing non-performing schools for sale and (5) hiring of a Chief Operating Officer (President). In an effort to improve Company performance, the Company restructured its existing operations management. The Executive Director position replaced both the Regional Manager and the District Manager positions. The number of schools for which each manager is responsible has been reduced so that each can spend more time in the schools.

In conjunction with the restructuring, the Company recorded a $2,959,781 charge in December 1997. The restructuring charge included (1) a $2,000,000 write down of the cost in excess of net assets acquired related to Indianapolis, (2) $789,000 related to the closing of non-performing schools, and (3) $170,781 related to the costs associated with restructuring of the management team.

The 1996 amounts reflect certain properties located in the Southeast related to a prior restructuring.

The write down of fixed assets and cost in excess of net assets acquired was determined based on the estimated selling prices of these assets based on prior experience from comparable situations and information provided by outside brokers.

The balances of major property and equipment classes held for sale were as follows:

                                                       1997          1996
                                                   ------------  ------------

Land                                               $   219,389   $   512,531
Buildings                                              741,046       939,600
Leasehold improvements                                 622,798             -
Furniture and equipment                              1,029,933       374,418
Accumulated Depreciation                            (1,118,430)     (715,137)
                                                   -----------   -----------
                                                   $ 1,494,736   $ 1,111,412

(6) DEBT:
    ----

Debt consisted of the following:
                                                           December 31,
                                                   -------------------------
                                                       1997          1996
                                                   -----------   -----------
Long Term Obligations:
---------------------

Term Loan                                          $         -   $ 6,450,000

Term Loan II                                                 -   $ 5,320,000

Revolving and Term Credit Facility                  21,573,450             -

1st mortgages, due in varying installments
 over three to twenty years with
 fixed interest rates ranging from 11% to 12%.         301,361     1,002,263

Notes payable to vendors for property and
 equipment with fixed interest rates
 varying from 10.0% to 17.5%.                          119,355       153,859

Note payable to seller of Montessori
 House, Inc.                                                 -       519,458

Notes payable to sellers from various
 acquisitions, due in varying installments
 over three to fifteen years with fixed
 interest rates varying from 8% to 12%.                288,319       124,256

Other                                                  364,977        84,970
                                                   -----------   -----------

Total long term obligations                        $22,647,462   $13,654,806

Less current portion                                  (150,443)   (2,847,308)
                                                   -----------   -----------
                                                   $22,497,019   $10,807,498
                                                   ===========   ===========
Subordinated Debt:
-----------------

Subordinated debt agreements, due in varying
 installments over five to ten years with fixed
 interest rates varying from 7% to 8%.             $ 8,534,162   $ 3,947,004
                                                   -----------   -----------

Less Current Portion                                (2,561,289)     (529,348)
                                                   -----------   -----------
                                                   $ 5,972,873   $ 3,417,656
                                                   ===========   ===========
Debt:
----

On August 31, 1995, the Company completed a $23,000,000 refinancing (the "Refinancing") which consisted of the placement of: (1) a $7,500,000 revolving line of credit and a $7,500,000 term loan, both financed through Summit Bank (the "Credit Agreement"); (2) $6,000,000 of subordinated debentures with Allied Capital Corporation and affiliated entities (collectively, "Allied"); (3) 1,063,830 shares of Series D Convertible Preferred Stock sold to Allied for a purchase price of $2,000,000; and (4) warrants sold to Allied to acquire an aggregate of 309,042 shares of the Company's Common Stock, subject to certain adjustments under antidilution provisions, for a purchase price of $100. The Refinancing resulted in an extraordinary loss of $62,000 related to the write-off of the unamortized loan origination fees in 1995.

On April 4, 1996, the Company retired the outstanding $6 million subordinated debentures to Allied described above, which bore interest at 14%, with the proceeds of a second term loan under the Credit Agreement whose principal amount was originally $6 million.

On November 1, 1996, the Company amended the Credit Agreement which increased the Company's revolving line of credit from $7,500,000 to $10,000,000 and extended the maturity dates of the loans.

In 1997, the Company amended its credit agreement three times, the most significant of which occurred in December. These amendments: (1) increased the Company's borrowing capacity from $21,200,000 to $25,000,000, (2) changed the prior fixed interest rates (applicable to term loans) to variable rates, (3) provided that all revolving debt will convert to a term loan in January 2001,
(4) extended terms for an additional five years for the prior term loan and six years for the prior revolving line of credit and (5) increased the number of permitted new school construction projects.

On December 22, 1997, the Company entered into the Seventh Amendment and Modification of the Credit Agreement with its primary lender. The Amendment replaced existing term loans and revolving loans with $25,000,000 Revolving and Term Facilities. Two facilities are established: a $3,000,000 facility (Revolving and Term Facility A) and a $22,000,000 facility (Revolving and Term Facility B). Amounts outstanding under term loans at the time of the restructuring were treated as initial outstanding balances under the new Revolving and Term Facilities. Under the new arrangements, no principal payments are required until January 1, 2001. Commencing on January 1, 2001, the Company must pay outstanding principal balance of the Revolving and Term Facilities in 60 equal monthly installments.

Interest on the unpaid principal balance of Revolving and Term Facility A accrues at a variable interest rate ("Floating Rate") equal to the base rate of Summit Bank plus 25 basis points (subject to reduction, based on performance). Interest on the unpaid principal balance of Revolving and Term Facility B accrues at a variable interest rate equal to the Floating Rate or a LIBOR-based rate (at the Company's option, chosen at the beginning of any interest rate period).

The Company may elect to convert to a term loan portions of the Revolving and Term Facility B in increments of $2,500,000. Such term loans would be payable over sixty months.

At December 31, 1997, the principal amounts outstanding under the Revolving and Term Facility B was $21,576,451, and no amounts were outstanding under the Revolving and Term Facility A.

By postponing the dates of required principal payments under the Company's loans, the Seventh Amendment has significantly improved the Company's cash flow requirements under these loans. The restructuring allows the Company greater flexibility in managing its cash flow and allows greater ability to use available funds to grow the Company. Because of the significant change in the repayment terms of the senior loan, in accordance with Emerging Issue Task Force Issue 96-19 "Debtors Accounting for Modification of Debt Instrument", the Company wrote off the financing fees related to the prior financing totaling $775,000 on a pretax basis. The charge was recorded as an extraordinary item and accordingly shown tax effected.

Subordinated debt totaling $8,534,162 at December 31, 1997 includes $862,500 related to the acquisition of the Indianapolis schools, $1,695,416 related to the acquisition of Carefree Learning

Center schools, $384,000 related to the acquisition of the MacGregor Creative Schools, $226,630 related to the acquisition of the Virginia schools, $249,110 related to the acquisition of the Evergreen Academy schools, $698,865 related to the acquisition of the Nevada schools, $693,750 related to the acquisition of Another Generation Schools, and $3,723,891 related to the acquisition of the Rainbow Bridge schools.

The Company's debt agreements contain restrictive covenants regarding the payment of common stock dividends and the maintenance of ratios related to debt to earnings before interest, taxes, depreciation and amortization.

Maturities of long-term obligations are as follows: $2,711,732 in 1998, $1,647,030 in 1999, $1,737,495 in 2000, $1,459,906 in 2001, $1,474,172 in 2002,
and $577,839 in 2003 and thereafter. The terms of the Company's credit facility with Summit Bank, as amended, require principal payments commencing January 1, 2001. The amount of the principal payment required beginning January 1, 2001 will equal the quotient obtained by dividing the outstanding principal balance on that date by 60. Also, prior to January 1, 2001, the Company can elect to term out a portion of the existing principal balance in increments of $2,500,000 over sixty months.

The Company borrows and repays on the facilities from time to time, as cash becomes available or is needed. Therefore, the maturities of the Revolving and Term Credit Facilities have not been included in the above figures.

(7)  Accounts Payable and Other Current Liabilities:
     ----------------------------------------------

Accounts payable and other current liabilities were as follows:

                                        December 31,
                                   ----------------------
                                      1997        1996
                                   ----------  ----------
     Accounts payable              $1,507,630  $  787,555

     Reserve for closed centers       832,430     100,000

     Accrued payroll and
       related items                1,672,484   1,189,157

     Accrued rent                     562,910     420,444

     Accrued property taxes         1,063,224   1,065,021

     Other accrued expense          2,341,763     902,780
                                   ----------  ----------

                                   $7,980,441  $4,464,957
                                   ==========  ==========




(8)  Lease Obligations:
     -----------------

Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancellable operating leases, excluding leases assigned, consisted of the following at December 31, 1997:

                                Operating Leases
                                ----------------

                                       Schools
                         Closed        to be        Continuing
                         Schools      Divested       Schools          Total
                       ----------   ------------  -------------   -------------

1998                    $115,888     $  814,155   $ 12,144,485    $ 13,074,528
1999                     115,888        696,569     11,148,359      11,960,816
2000                     115,888        663,788     10,584,034      11,363,710
2001                     115,888        641,205     10,122,609      10,879,702
2002                     115,888        617,872      9,306,653      10,040,413
2003 and thereafter      289,720      4,259,600     66,165,302      70,714,622

Total minimum lease
  obligations           $869,160     $7,693,189   $119,471,442    $128,033,791
                        ========     ==========   ============    ============

                                 Capital Leases
                                 --------------

1998                                            115,735
1999                                            112,777
2000                                            102,171
2001                                             25,637
                                               --------


Total minimum lease obligations                $356,320
                                               ========

Less amount representing interest                66,225
                                               --------
Present value of capital lease obligations      290,095
                                               --------

Less current portion                             81,438
                                               --------
                                               $208,657
                                               ========

Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $11,157,252, $8,112,516, and $5,828,786 in 1997, 1996 and 1995, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

The Company entered into agreements to assign or sublease leases for five centers under development and nine centers which were operating. The 14 assigned leases have remaining terms from four years to 14 years. Under the agreements, the Company is contingently liable if the assignee is in default under the lease. Contingent future rental payments under the assigned leases are as follows:


          1998                   $  688,125
          1999                   $  673,733
          2000                   $  656,657
          2001                   $  595,023
          2002                   $  589,474
          2003 and thereafter    $2,387,155


(9)  Stockholders' Equity:
     --------------------

Preferred Stock:
---------------

In connection with the Refinancing (see Note 6), on August 31, 1995, the Company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D are not entitled to dividends, unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.88 per share plus any unpaid dividends. As of December 31, 1997 and 1996, 1,063,830 shares were outstanding.

On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants discussed below under "Common Stock Warrants" for an aggregate purchase price of $2,500,000. The Series C Preferred Stock is convertible into Common Stock at conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to
dividends unless dividends are declared on the Company's Common Stock.   Upon
liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. As of December 31, 1997 and 1996, 2,500,000 shares were outstanding.

On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. As of December 31, 1997 and 1996, 1,029,712 and 1,133,712 shares were outstanding, respectively. Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend.

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

Private Placement of Common Stock:
---------------------------------
On March 5, 1996, the Company raised approximately $11,600,000 net proceeds through the issuance of 1,000,000 shares of common stock at $12 per share.

Common Stock Warrants:
---------------------
In connection with the Refinancing (see Note 6) on August 31, 1995, the Company issued to Allied warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock.

On August 22, 1994, the Company issued Series 1 Warrants for the purchase of up to 125,000 shares of the Company's Common Stock and Series 2 Warrants for the purchase of up to 125,000 shares of the Company's Common Stock. The Series 1 Warrants are exercisable at $4.00 per share, subject to adjustment and expire on August 19, 2001. The Series 2 Warrants terminated pursuant to their terms, because the fair market value of the Company's Common Stock exceeded $12.00 per share for 20 consecutive business days prior to December 31, 1996.

On May 28, 1997, Mr. Clegg exercised a warrant to purchase 187,500 shares at a purchase price of $2.00 per share. Mr. Clegg paid the exercise price of the warrant by delivery of 36,810 shares of Common Stock valued at $10.19 per share, which was the fair market value of the Common Stock on the date of the exercise. Accordingly, the Company recorded the shares acquired from Mr. Clegg as treasury stock on the balance sheet.

1995 Stock Incentive Plan
-------------------------

On September 22, 1995, the stockholders approved the 1995 Stock Incentive Plan. On September 19, 1997, the stockholders approved an amendment to the 1995 Stock Incentive Plan, including an increase in the number of shares of common stock available for issuance under the Plan to 750,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan (other than a certain stock grant which was terminated) have been non-qualified stock options which vest over three years (except that options issued to directors vest in full six months following the date of grant).

1988 Stock Option and Stock Grant Plan:
--------------------------------------

During 1988, the Company established the 1988 stock option and stock grant plan. This plan reserved up to an aggregate of 125,000 shares of common stock of the Company for issuance in connection with stock grants, incentive stock options and non-qualified stock options.

1986 Stock Option and Stock Grant Plan:
--------------------------------------

During 1986, the Company established a stock option and stock grant plan, which was amended in 1987. The 1986 Plan, as amended, reserved up to an aggregate of 216,750 shares of common stock of the Company for issuance in connection with stock grants, incentive stock options and non-qualified stock options.

The number of options granted under the 1995 Stock Incentive Plan is determined from time to time by the Compensation Committee of the Board of Directors, except for options granted to non-employee directors, which is determined by a formula set forth in the Plan. Incentive stock options are granted at market value or above, and non-qualified stock options are granted at a price fixed by the Compensation Committee at the date of grant. Options are exercisable for up to ten years from date of grant.

Option activity (adjusted for the 4:1 reverse split) with respect to the Company's stock incentive plans and other employee options was as follows:

                              Outstanding Options
                              -------------------
                                                                Weighted
                                                                average
                                                                exercise
                                Number                Range      price
                              ----------           -----------  --------
Balance, December 31, 1994       79,775   $  3.00  to   $13.00   $  4.57
                               --------   -------  --   ------   -------

Granted                         102,950   $11.625                $11.625
Canceled                              -         -            -         -
Exercised                       (37,500)  $  3.00  to   $ 4.00   $  3.75
                               --------   -------  --   ------   -------
Balance, December 31, 1995      145,225   $  3.00  to   $13.00   $  9.78
                               ========   =======  --   ======   =======

Granted                          60,500   $ 10.50  to   $15.81   $11.525
Canceled                        (28,175)  $11.625                $11.625
Exercised                       (28,750)  $  4.00  to   $ 6.00   $  3.75
                               --------   -------  --   ------   -------
Balance, December 31, 1996      148,800   $  3.00  to   $15.81   $ 12.67
                               ========   =======  ==   ======   =======

Granted                         183,200   $  7.88  to   $10.50   $  9.48
Canceled                       ( 54,575)  $  3.00  to   $13.00   $ 11.50
Exercised                      (  6,250)  $  3.50  to   $13.50   $ 11.50
                               --------   -------  --   ------   -------
Balance, December 31, 1997      271,175   $  3.00  to   $16.50   $ 10.75
                               ========   =======  ==   ======   =======

At December 31, 1997 and 1996, 545,940 and 269,813 shares, respectively, remained available for options or stock grants under the 1995 Stock Incentive Plan and 77,191 options were exercisable under such Plan and earlier stock option plans.

The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                 1997         1996        1995
                                             ------------  ----------  ----------

Net (loss) income - as reported              $  (884,577)  $2,462,892  $3,843,886
Net (loss) income - pro forma                 (1,222,338)   2,365,038   3,840,839

Net (loss) income per share - as reported    $     (0.16)  $     0.34  $     0.68
Net (loss) income per share - pro forma      $     (0.20)  $     0.34  $     0.68

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

     Expected dividend yield                    0%
     Expected stock price volatility         45.7%
     Risk-free interest rate            5.49-6.64%
     Expected life of options              3 years

Activity (adjusted for the 4:1 reverse split) with respect to warrants outstanding at December 31, 1997 is as follows:

                                Number     Range
                              -----------  -----

Balance, December 31, 1994       430,000   $2.00  to  $4.00
                                --------   -----  --  -----

Granted                          309,042   $7.52
Canceled                               -       -          -
Exercised                        (25,000)  $2.00
                                --------   -----
Balance, December 31, 1995       714,042   $2.00  to  $7.52
                                --------   -----  --  -----

Granted                                -       -          -
Canceled                               -       -          -
Exercised                        (25,000)  $4.13          -
                                --------   -----
Balance, December 31, 1996       689,042   $2.00  to  $7.52
                                --------   -----  --  -----

Granted                                -       -          -
Canceled                          (5,000)  $2.00  to  $7.52
                                           -----  --  -----
Exercised                       (250,000)  $2.00
                                --------   -----
Balance, December 31, 1997       434,042   $4.00  to  $7.52
                                --------   -----  --  -----

(10) Other (Income) Expense:
     ----------------------

Other (income) expense consists of the following:

                                 Year Ended December 31,
                            ----------------------------------
                               1997        1996        1995
                            ----------  ----------  ----------
Interest income             $(178,630)  $(470,164)  $(141,637)
Rental income                 (77,502)   (143,355)   (194,312)
Depreciation related
   to rental properties        32,549      73,394      82,007
Other projects                 (2,119)          -      29,574
Costs related to centers
   held for sale               67,223      57,478      98,644
                            ---------   ---------   ---------

                            $(158,479)  $(482,647)  $(125,724)
                            =========   =========   =========

(11) Related-Party Transactions:
     --------------------------

Legal services were rendered to the Company by Drinker Biddle & Reath, of which a director of the Company is a partner. The Company expects this firm to continue to provide such services during 1998. Fees paid to the firm in 1997, 1996 and 1995 totaled $35,509, $128,015, and $703,622, respectively.

(12) Income Taxes:
     -------------

Current tax provision:
                                  1997      1996       1995
                                  ----      ----       ----
     Federal                   $ 26,007  $   61,693  $    33,755

     States                     194,501     293,206       91,327
                               --------  ----------  -----------

                               $220,508  $  354,899  $   125,082

Deferred tax provision           29,508  $1,206,894   (1,480,672)
                               --------  ----------  -----------

                               $250,016  $1,561,793  $(1,355,590)
                               ========  ==========  ===========

The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following:

                                       1997         1996         1995
                                       ----         ----         ----

U.S. federal statutory rate        ($   63,000)  $1,364,000  $   867,000

State taxes, net of federal
   tax benefit                      $  137,000   $  119,000  $   127,000

Benefit from realization of
   net operating losses                      0            0    ($996,000)

Reduction in valuation allowance             0            0  $(1,480,000)

Goodwill and other                     176,000       79,000      127,000
                                    ----------   ----------  -----------
                                    $  250,000   $1,562,000  $(1,355,000)
                                    ==========   ==========  ===========

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
                                         1997           1996           1995
                                     -------------  -------------  -------------
                                       Deferred       Deferred       Deferred
                                          Tax            Tax            Tax
                                        Assets         Assets         Assets
                                     (Liabilities)  (Liabilities)  (Liabilities)
                                     -------------  -------------  -------------

Depreciation                            ($576,474)    $ (383,348)    $ (240,639)

Provision for center closings and
  other restructurings                  1,635,031        379,099      1,269,913
Net operating losses                            0        801,424        720,496
General business credits                        0              0         27,650
AMT credit carryforward                    94,587         89,509        125,816
Other                                     155,136        121,104         87,726
                                       ----------     ----------     ----------

Net deferred tax asset                 $1,308,280     $1,007,788     $1,990,962
                                       ==========     ==========     ==========

In 1995, based on three years of positive net income and the analysis of projections for the years 1996 through 1999, the Company removed the remaining valuation allowance. Accordingly, such amounts were recorded as a credit to income tax expense in the respective periods.

(13) Employee Benefit Plans:
     ----------------------

The Company has a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company matches 25% of an employee's contribution to the Plan of up to 6% of the employee's salary. Nobel's matching contributions under the Plan and prior Merryhill Plan were $90,062, $73,958 and $60,904 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

(16) Subsequent Events
     -----------------

Acquisitions
------------

In March 1998, the Company completed the acquisition of two elementary schools. The Company acquired the assets of Touchstone Elementary School in Lake Oswego, Oregon, which has a capacity for 150 students and revenues of $1,050,000. The Company acquired the stock of Lake Forrest Park Montessori School, Inc., owner of Lake Forrest Park Montessori School, in Seattle, Washington, which has a capacity of 250 students and revenues of $1,150,000. The aggregate purchase price for the two acquisitions equaled $1,307,600 in cash, $560,400 in subordinated notes payable over five years and approximately $60,000 in assumed liabilities. The acquisitions were recorded using the purchase method of accounting.

Sale/Leaseback
--------------

In February 1998, the Company entered into a sale/leaseback agreement in connection with one of its Las Vegas campuses, located on Durango Road. The Company sold the property for $4.4 million and simultaneously entered into a fifteen year lease agreement. There was no gain or loss on the sale of the real estate. Proceeds from the sale were used to reduce amounts outstanding under the Revolving and Term Credit Facilities.

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit

3.1 Registrant's Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)

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

4.4 Fifth Amendment and Modification dated March 20, 1997 to Loan and Security Agreement.

4.5 Sixth Amendment and Modification dated May 5, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

                                Exhibit Index-1

4.6 Seventh Amendment and Modification dated December 22, 1997 to Loan and Security Agreement.

4.7 Revolving and Term Facility Note A dated December 22, 1997 in the principal sum of $22,000,000 payable to the order of Summit Bank.

4.8 Revolving and Term Facility Note B dated December 22, 1997 in the principal sum of $3,000,000 payable to the order of Summit Bank.

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

10.3   1995 Stock Incentive Plan of the Registrant, as amended.

10.4 Form of Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan

10.5 Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 14, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.6 Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.7 Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.8 Series 1 Warrants for shares of Common Stock issued to Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(ad) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

                                Exhibit Index-2

10.9 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.10 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture
       Fund II-PA, L.P.    (Filed as Exhibit 10.14 to the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.11 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.12 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,173 shares (pre-reverse stock split) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit ? is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

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

10.13 Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds, and amendment thereto dated February 23, 1996. (Filed as Exhibit 4D to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.14 Amendment dated February 23, 1996 to Registration Rights Agreement dated August 30, 1995 by and among the Registrant and Allied Capital and its affiliated funds. (Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.15 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997. (Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

                                Exhibit Index-3

10.16 Employment Agreement dated June 4, 1996 between Registrant and Barbara Z. Presseisen. (Filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.17 Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.18 Contingent Severance Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

11 Statement re-computation of per share earnings dated year ended December 31, 1997, and made a part hereof.

21     List of subsidiaries of the Registrant.

23     Consent of Coopers & Lybrand L.L.P.

27     Financial Data Schedule

Certain schedules (and similar attachments) to Exhibits 4.1 through 4. 6 and
Exhibit 10.11 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.


A copy of any of the foregoing exhibits may be obtained upon request to Nobel Education Dynamics, Inc., 1400 North Providence Road, Suite 3055, Media, PA
19063, Attn: Investor Relations.   Depending on the number of exhibits
requested, the Company may charge a reasonable fee based on its expense to furnish the exhibits.

                                Exhibit Index-4