Form 10-Q
period 1998-03-31
NOBEL EDUCATION DYNAMICS INC
filed 1998-05-15
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:                        MARCH 31, 1998

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

                                         Yes    X        No__________
                                            -----------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,121,365 shares of Common Stock outstanding at May 2, 1998.

                              INDEX TO FORM 10-Q

                        Nobel Education Dynamics, Inc.

                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number
                                                                   ------
Item 1. Financial Statements

        Consolidated Balance Sheets,
        March 31, 1998 (unaudited) and December 31, 1997.........      2

        Consolidated Statements of Income for the
        three months ended March 31, 1998 (unaudited)
        and 1997 (unaudited).....................................      3

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1998 (unaudited)
        and 1997 (unaudited).....................................      4

        Notes to Consolidated Interim Financial Statements.......      5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........      8

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

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                   March 31,           December 31,
ASSETS                                                                               1998                  1997
------                                                                       --------------------  ---------------------
Cash and cash equivalents                                                            $   755,477            $ 2,605,219
Accounts receivable, less allowance for doubtful accounts of $133,421
 in 1998 and 1997                                                                        970,496              1,091,442
Prepaid rent                                                                             566,728              1,045,820
Prepaid insurance and other                                                              771,087                951,734
Deferred taxes                                                                                 -                      -
                                                                                     -----------            -----------
Total Current Assets                                                                   3,063,788              5,694,215
                                                                                     -----------            -----------

Property and equipment, at cost                                                       27,704,644             33,029,720
Accumulated depreciation                                                              (8,408,757)            (7,856,125)
                                                                                     -----------            -----------
                                                                                      19,295,887             25,173,595

Property and equipment held for sale                                                   1,463,767              1,494,736
Cost in excess of net assets acquired                                                 40,104,555             37,439,000
Deposits and other assets                                                              4,656,916              3,288,580
Deferred taxes                                                                           900,899              1,308,280
                                                                                     -----------            -----------

Total Assets                                                                         $69,485,812            $74,398,406
                                                                                     ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current portion of long-term obligations                                                 142,932            $   150,443
Current portion of subordinated debt                                                   3,092,871              2,561,289
Current portion of capital lease obligations                                              85,219                 81,438
Accounts payable and other current liabilities                                         8,073,292              7,980,441
Unearned income                                                                        3,661,770              2,866,131
                                                                                     -----------            -----------
Total Current Liabilities                                                             15,056,084             13,639,742
                                                                                     -----------            -----------

Long-term obligations                                                                 15,834,869             22,497,019
Capital lease obligations                                                                185,641                208,657
Deferred gain on sale/leaseback                                                           37,332                 39,330
Minority interest in consolidated subsidiary                                             419,880                404,850
Long-term subordinated debt                                                            5,723,762              5,972,873
                                                                                     -----------            -----------

Total Liabilities                                                                     37,257,568             42,762,471
                                                                                     -----------            -----------

Commitments and Contingencies (Notes 2, 5, 8, and 15)

Stockholders' Equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 in 1998 and 1997, $5,529,712 aggregate
   liquidation preference at March 31, 1998 and in 1997                                    4,593                  4,593
Common stock, $.001 par value, 20,000,000 shares authorized, issued and
 outstanding 6,121,365 in 1998 and 1997                                                    6,121                  6,121
Treasury Stock, cost; 36,810 shares                                                     (375,000)              (375,000)
Additional paid-in capital                                                            38,339,603             38,339,599
Accumulated deficit                                                                   (5,747,073)            (6,339,378)
                                                                                     -----------            -----------

Total Stockholders' Equity                                                            32,228,244             31,635,935
                                                                                     -----------            -----------

Total Liabilities and Stockholders' Equity                                           $69,485,812            $74,398,406
                                                                                     ===========            ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              for the three months ended March 31, 1998 and 1997
              --------------------------------------------------
                                  (unaudited)

                                                                                  1998                1997
                                                                                  ----                ----
Revenues                                                                         $23,706,406         $19,027,241

Operating Expenses                                                                20,138,208          15,608,241
                                                                                 -----------         -----------

       School operating profit                                                     3,568,198           3,419,000

General and administrative expenses                                                1,653,416           1,322,399

New School development costs                                                         404,460              81,032
                                                                                 -----------         -----------

       Operating Profit                                                            1,510,322           2,015,569

Interest Expense                                                                     435,688             459,717

Other Income                                                                          (5,523)            (70,247)

Minority interest in earnings of consolidated subsidiary                              15,032              25,063
                                                                                 -----------         -----------

Income before income taxes                                                         1,065,124           1,601,036

Income tax expense                                                                   447,318             672,433
                                                                                 -----------         -----------

Net income                                                                       $   617,806         $   928,603
                                                                                 ===========         ===========

Preferred stock dividends                                                        $    25,500         $    25,500
                                                                                 -----------         -----------

Net income available to common stockholders                                      $   592,306         $   903,103
                                                                                 ===========         ===========

Basic earnings per share                                                               $0.10               $0.15
                                                                                 ===========         ===========

Dilutive earnings per share                                                            $0.08               $0.12
                                                                                 ===========         ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------
                                  (unaudited)

                                                                                          1998                1997
                                                                                   -------------------  -----------------
Net Cash (Used in) Provided by Operating Activities                                       $ 2,973,797        $ 2,548,161

Cash flows from Investing Activities:
   Proceeds from the sale of real estate                                                    6,848,337               ----
   Capital expenditures                                                                    (2,080,348)        (1,117,652)
   Payment for acquisitions                                                                (2,677,206)        (3,857,877)
                                                                                          -----------        -----------
Net Cash Provided by (Used in) Investing Activities:                                        2,090,783         (4,975,529)

Cash Flows from Financing Activities:
   Repayment of long-term debt                                                             (8,691,661)          (773,153)
   Repayment of subordinated debt                                                            (177,929)          (422,478)
   Repayment of capital lease obligation                                                      (19,232)           (17,440)
   Payments of dividends on preferred stock                                                   (25,500)           (25,500)
   Proceeds from exercise of stock options                                                        ---              2,199
   Borrowing on line of credit                                                              2,000,000                ---
                                                                                          -----------        -----------

Net Cash Used in Financing Activities:                                                     (6,914,322)        (1,236,372)
                                                                                          -----------        -----------

Net increase (decrease) in cash and
   cash equivalents:                                                                       (1,849,742)        (3,663,740)

Cash and cash equivalents at
   the beginning of year:                                                                   2,605,219          5,251,555
                                                                                          -----------        -----------

Cash and cash equivalents at end of the period:                                           $   755,477        $ 1,587,815
                                                                                          ===========        ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report

   Form 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements for the three months ended March 31, 1998 and 1997
                                  (unaudited)

Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Earnings per share amounts have been restated in accordance with Statement of financial Accounting Standards No. 128, "Earnings per Share". This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:


                                                            1998                1997
                                                     -------------------  -----------------
Basic earnings per share:
  Net income                                                  $  617,806         $  928,603
  Less Preferred Stock dividends                                  25,500             25,500
                                                              ----------         ----------
  Net Income available for Common Stockholders                $  592,306         $  903,103
  Average Common Stock outstanding                             6,121,365          5,831,405
  Basic earnings per share                                    $     0.10         $     0.15

Diluted earnings per share:

  Net income available for common stock and
   dilutive securities                                        $  617,806         $  928,603

  Average Common Stock outstanding                             6,121,365          5,831,405

  Additional common shares resulting
   from dilutive securities:

  Options, Warrants and Convertible Preferred Stock            1,394,007          1,656,136
                                                              ----------         ----------
  Average Common Stock and dilutive
   securities outstanding                                      7,515,372          7,487,541

   Diluted earnings per share                                  $    0.08         $     0.12

Note 3 - Acquisitions:
---------------------

In March 1998, the Company completed the acquisition of three elementary schools. The Company acquired the assets of Touchstone Elementary School in Lake Oswego, Oregon, which has a capacity for 150 students. The Company acquired the stock of Lake Forrest Park Montessori School, Inc., owner of Lake Forest Park Montessori School, in Seattle, Washington, which has a capacity for 250 students. Lastly, the Company acquired the assets of the Western School, located in North Lauderdale, Florida which has a capacity for 350 children. The aggregate purchase price for the three acquisitions equaled $2,677,206 in cash, $960,400 in subordinated notes payable over five years, and a non-compete/consulting agreement and approximately $730,869 in assumed liabilities. The acquisitions were recorded using the purchase method of accounting.

Note 4 - Sale/Leaseback
-----------------------

In February 1998, the Company entered into a sale/leaseback agreement relating to the real estate for one of its Las Vegas campuses, located on Durango Road. The Company sold the property for $4.4 million and simultaneously entered into a fifteen year lease agreement. There was no gain or loss on the sale of the real estate. Proceeds from the sale were used to reduce amounts outstanding under the Revolving and Term Credit Facilities.

Note  5 - Commitments and Contingencies
---------------------------------------

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

Note 5 - Subsequent Events
--------------------------

ACQUISITION OF BRIGHTON SCHOOLS

On May 8, 1998, the Company acquired the assets of the Bright and Early Primary Schools located in Seattle, Washington, consisting of a preschool and an elementary school, with a capacity of 300 children.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company experienced a decrease in net income in the third and fourth quarter of 1997, which continued to impact the first quarter of 1998. In order to show certain positive trends in the Company's results of operations since such periods, certain comparable information as to the first quarter of 1998 (ended March 31, 1998) and the fourth quarter of 1997 is set forth below under "Trends".

Revenues increased $4,679,165 or 25% in the first quarter ended March 31, 1998 as compared to the same period in 1997. The increase in revenues was a result primarily of the acquisition of ten schools, the opening of twelve new schools and, to a lesser extent, tuition and enrollment increases.

The increase in revenues relating to acquisitions of ten schools that occurred between the period March 31, 1997 through March 31, 1998 totaled $2,647,003. The increase in revenues relating to the opening and growth of twelve schools during 1997 and the first quarter of 1998 totaled $1,580,698. The remainder of the increase in revenues totaling $451,464 is related to the growth of the baseline schools as a result of both tuition and enrollment increases.

School operating profit increased $149,198 or 4.4% to $3,568,198 for the three months ended March 31, 1998. The increase was the result of the combination of several factors, including: (1) a $493,906 increase related to the operating profit of the schools acquired after March 31, 1997, (2) a $202,830 decrease related to start-up losses in schools opened in 1997 and 1998 and (3) a $141,878 decrease in the remaining schools which was attributed primarily to the decline in enrollment in the Merryhill Schools. Merryhill's results for the three months ended March 31, 1998 did show improvement over those for the three months ended December 31, 1997, increasing 55% in operating profit.

School operating profit margins decreased 2.92% to 15.05% from 17.97% for the first quarter of 1998 compared to the same period in 1997. The decrease is the result of (1) the absorption of new school initial losses, (2) higher rent costs related to replacement schools, (3) higher personnel costs, (4) a decrease in enrollment in the Merryhill schools as discussed above and (5) amortization of goodwill related to the acquisitions.

New school development costs increased $323,428 to $404,460 in the first quarter of 1998 compared to 1997 as a result of the number and type of new schools opened and the timing of the openings. In the first quarter of 1998, the Company opened two preschools and two elementary schools compared to one preschool in 1997.

General and administrative costs increased $331,017 or 25% to $1,653,416. The increase is related to the addition of management in 1997 necessary to improve the infrastructure of the Company to support the annual revenue growth of in excess of 30%, which the Company has experienced. During 1997 and the first quarter of 1998, the Company added field operations executives and management, human resource management, marketing management, training management, and an accounting manager. As a percent of revenue, general and administrative expenses remained relatively stable equaling 6.97% for the first quarter of 1998 compared to 6.95% for the first quarter of 1997.

Operating profit, although decreasing $505,247 or 25% in the first quarter of 1998 versus 1997, increased $623,982 or 70% from the fourth quarter of 1997 (before the restructuring charge) to the first quarter of 1998. The decrease in first quarter 1998 versus 1997 is a result primarily of the increase in general and administrative expenses and the increase in new school development costs as described above.

For the first quarter ended March 31, 1998, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $2,428,812. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important factor.

Interest expense decreased $24,029 or 5.2% to $435,688 in the first quarter of 1998 compared to 1997. The decrease is a result of (1) lower debt levels as a result of the sale of real estate and (2) the write off of deferred financing fees.

Federal income taxes were accrued at a 42% effective tax rate for the first quarter of 1998 and 1997 equaling $447,318 and $672,433, respectively.

Net income decreased $310,797 or 34% to $617,806 for the first quarter of 1998 compared to the same period in 1997 for reasons as described above.

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

On December 22, 1997, the Company entered into the Seventh Amendment and Modification of its Loan and Security Agreement with its primary lender. The Amendment replaced existing term loans and revolving loans with $25,000,000 Revolving and Term Facilities. Two facilities are established: a $3,000,000 facility (Revolving and Term Facility A) and a $22,000,000 facility (Revolving and Term Facility B). Amounts outstanding under term loans at the time of restructuring were treated as initial outstanding balances under the new Revolving and Term Facilities. Under the new arrangements, no principal payments are required until January 1, 2001. Commencing on January 1, 2001, the Company must pay outstanding principal balance of the Revolving and Term Facilities in 60 equal monthly installments.

Interest on the unpaid principal of Revolving and Term Facility A accrues at a variable interest rate ("Floating Rate") equal to the base rate of Summit Bank plus 25 basis points (subject to reduction, based on performance). Interest on the unpaid principal balance of Revolving and Term Facility B accrues at a variable interest rate equal to the Floating Rate or a LIBOR-based rate (at the Company's option, chosen at the beginning of any interest rate period).

The Company may elect to convert to a term loan portions of the Revolving and Term Facility B in increments of $2,500,000. Such term loans would be payable over sixty months.

At March 31, 1998, the principal amounts outstanding under the Revolving and Term Facility B was $15,226,451, and no amounts were outstanding under the Revolving and Term Facility A. By postponing the dates of required principal payments under the Company's loans, the Seventh Amendment has significantly improved the Company's cash flow requirements under these loans. The restructuring allows the Company greater flexibility in managing its cash flow and allows greater ability to use available funds to grow the Company.

The Revolving and Term Facilities are collateralized by liens in favor of Summit Bank on the Company's real and personal properties and all future assets acquired.

The Company's debt agreements contain restrictive covenants regarding the payment of common stock dividends and the maintenance of ratios related to debt to earnings before interest, taxes, depreciation and amortization.

Total cash and cash equivalent decreased $1,849,742 for the first quarter ended March 31, 1998, equaling $755,477. The decrease is a function of the Company repaying the revolving credit line with excess working capital and funds used for capital expenditures and land for development.

The net cash flow from operations increased $425,636 or 16.7% as a result of (1) and increase in depreciation and amortization related to acquisitions, (2) a decrease in prepaid assets and (3) an increase in unearned income.

The working capital deficit equaled $11,992,296 for the first quarter ended March 31, 1998 compared to $7,945,527 for the year ended December 31 1997 or an increase of $4,046,769. The increase in the deficit was the result primarily of the decrease in the cash balance related to paying down debt and the acquisition of three schools, and to a lesser extent, a decrease in prepaid rent, and deferred taxes. Excess working capital (cash) was used to pay down the revolving line of credit, as well as the acquisition of three schools during the first quarter of 1998 as discussed above.

TRENDS

Because the first quarter of 1998 is part of the 1997-1998 school year, the last quarter of 1997 should be reviewed and compared to the first quarter of 1998 to identify positive trends within the school year.

In the last half of 1997, the Company experienced a decline in operating profits. This was primarily attributed to the performance of the Merryhill Schools in California. In 1996 and 1997, the Company experienced a decline in enrollment in the Merryhill schools which was due to the effect of the California public school initiative to decrease student/teacher class size ratios in Kindergarten to third grade. The initiative affected Merryhill by causing unexpected turnover of contracted teachers and enrollment decline as parents opted to try the public schools. However in the first quarter of 1998, the Company has begun to see improvements in enrollment in the Merryhill Schools.

This decline described above, coupled with the increase in losses due to the additional number of new schools built over the last year, as well as increased general and administrative expenses caused a decrease in operating profit in 1997.

Overall, the Company began to see improvement in the results of operations both in Merryhill and in the other schools of the Company in the first quarter of 1998 as compared to the fourth quarter of 1997. Below are financial highlights comparing the first quarter of 1998 to the fourth quarter of 1997 without the restructuring charge in order to show the positive trend related to both overall performance and seasonality.

                                     1/st/ Qtr.              4/th/ Qtr.
                                     ----------              ----------
                                       1998                1997\(A)\       Change
                                       ----                ---------       ------
                                                  ($000)
Revenues                              $23,706                $22,389         +6%
Operating Profit                        1,510                    886        +70%
Income before taxes                     1,065                    293       +263%

(A) Fourth quarter 1997 results excludes both $2,959,781 in restructuring charges and $449,000 extraordinary charges.

As shown above operating profit in the first quarter of 1998 before the restructuring charge increased $623,982 or 70%, to $1,510,319 and pretax income increased $771,996 or over 200% equaling $1,065,122 compared to the fourth quarter of 1997 before the restructuring charge. The improvement in performance from quarter to quarter signifies upward trends in performance related to both seasonal trends and operational performance. The improvement in operations was the result of increased enrollment at the Merryhill Schools as well as other schools in the Company and improved cost controls.

Although there has been significant improvement in the first quarter, results are still below that of the prior year as discussed in the previous section. It will take time to fully offset the 1996-1997 effects from the Merryhill enrollment decline.

                                    Part II
                                    -------

                               Other Information


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

Exhibit
Number    Description of Exhibit

27        Financial Data Schedule.

     (B)  REPORTS ON FORM 8-K.

         None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NOBEL EDUCATION DYNAMICS, INC.


Dated:  May 15, 1998                By:   /s/ William E. Bailey
                                       ----------------------------------------
                                        William E. Bailey
                                        Vice President/Chief Financial Officer
                                        (duly authorized officer and
                                            principal financial officer)

                                    EXHIBITS

Exhibit
Number    Description of Exhibit

27        Financial Data Schedule.