Form 10-K405
period 1998-06-30
NOBEL EDUCATION DYNAMICS INC
filed 1998-09-25
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


              [x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required]

                    For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes      x        No_____
                                           -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of September 16, 1998, 6,121,365 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of September 16, 1998 was approximately $33,061,000 (based upon the closing sale price of these shares as reported by Nasdaq). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 10% of the outstanding common stock or have the right to designate a member of the board of directors, and no other persons.
The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1998 (the "Proxy Statement") and to be filed within 120 days after the registrant's fiscal year ended June 30, 1998 are incorporated by reference in Part III.

                               TABLE OF CONTENTS

Item
No.                                                                       Page
                                    PART I
1. Business...........................................................       1
   Executive Officers of the Company..................................      10
2. Properties.........................................................      12
3. Legal Proceedings..................................................      12
4. Submission of Matters to a Vote of Security Holders................      13


                                    PART II

5. Market for Registrant's Common Equity
   and Related Stockholder Matters....................................      14
6. Selected Financial Data............................................      16
7. Management's Discussion and Analysis
   of Financial Condition and Results of Operations...................      17
8. Financial Statements and Supplementary Data........................      23
9. Changes in and Disagreements with Accountants
   on Accounting and Financial Disclosure.............................      23

                                   PART III

10. Directors and Executive Officers of the Registrant.................     24
11. Executive Compensation.............................................     24
12. Security Ownership of Certain Owners and Management................     24
13. Certain Relationships and Related Transactions.....................     24

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...     25

                                    PART I

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company's Fiscal 1999 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed schools and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

ITEM 1.  BUSINESS.

GENERAL

     Nobel Education Dynamics, Inc.'s business mission is to be the leader in the United States in providing affordable private education from preschool through eighth grade for the children of middle-income working families. The Company has been identified as a market leader "Education Management Organization" (EMO) for preschool through eighth grade. (EMO is a term used in the investment community to describe companies which manage education businesses for profit in multiple sites.) The Company's operations include preschools, elementary schools and middle schools, and several child care centers, throughout the United States, all operating as part of the "Nobel Learning Communities." To attain its objectives, Nobel builds on its experience and expertise both in education and preschool/child care. As an "education company," the Company's strategy is to offer practical solutions to a segment of the education problem in the United States.

     Nobel operates nationwide, with 138 schools and centers in 13 states as of September 19, 1998. In California, Nobel operates the Merryhill Schools, which is a private school system of 28 preschools, elementary schools and middle schools. Nationwide, Nobel operates preschools, schools and centers under various names in Pennsylvania, New Jersey, Virginia, Florida, Maryland, North Carolina, South Carolina, Illinois, Nevada, Oregon, Washington and Indiana. School names include Chesterbrook Academy, Evergreen Academy and Another Generation. Nobel also owns a 20% interest in an elementary school in Florida.

     Management is pursuing a three-pronged strategy to take advantage of the significant growth opportunities in the private education market:

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

     The Company's financial strength has improved dramatically since 1992, when there was a change in management. Strategies of new management have included a change of the Company's focus to education from child care, strengthening of the Company's financial condition, divestiture of centers in mature markets and, after the Company's financial stabilization, expansion into growth areas. With the implementation of these new strategies, the equity of the Company has increased from a negative net worth of $3.8 million on December 31, 1991 to positive net worth of $33 million as of June 30, 1998.

     The Company's corporate office is located at Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, PA 19063. Its telephone number is (610) 891-8200; its world wide web address is www.nobeleducation.com or www.educating.com.

EDUCATIONAL PHILOSOPHY AND IMPLEMENTATION

     The educational philosophy of the Nobel Learning Communities is based on a sound research foundation, innovative instructional techniques and quality practice, and proprietary curricula developed by experienced educational personnel. Nobel's programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. The curricula recognize that each child develops according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Every child's educational needs are considered upon entrance into a Nobel school, and progress is regularly monitored in terms of both the curriculum's objectives and the learner's cognitive, social, emotional, and physical skill development. The result is the opportunity for every Nobel student to develop a strong foundation in academic learning, positive self-esteem, and emotional and physical well-being.

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

     In 1996, the Company launched its National Education Advisory Board. Under the direction of the Vice President - Education, the Board includes five nationally-known educators each of whom advises Nobel on his or her particular area of expertise: Dr. Zalman Usiskin of the University of Chicago (Mathematics); Dr. Cathy Collins Block of Texas Christian University (Reading and Language Arts); Dr. John N. Mangieri of the Institute for Effective Management (Educational Administration); Dr. Arthur L. Costa of the University of California at Sacramento (Curriculum and Teacher Development); and Dr. Drew
H. Gitomer of Educational Testing Service (Testing and Evaluation). The Advisory Board helps oversee curriculum development in the Company's schools, advise on the most renowned teaching methods, and assist in finding the best instructional materials and practices to help students learn effectively and efficiently. Advisory Board members are also available to work on special projects and services that enhance the Company's school programs.

     The Company maintains that small class sizes are a basic ingredient of quality education. Nobel's educational philosophy is based on personalized instruction that leads to a student's active involvement in learning and understanding. The program for the Company's schools is a strong skills-based, comprehensive curriculum that is implemented in ways that attract the learner's curiosity, enhance students' various learning styles, and employ processes that contribute to lifelong achievement. Academic areas addressed include reading readiness and reading, spelling, writing, handwriting, mathematics, science, social studies, visual and graphic arts, music, physical education and health, and foreign language. Computer literacy and study skills are interrelated into the program, as appropriate, in all content areas. The schools employ state-of-the-art technologies, such as interactive CD-ROMs coordinated with classroom content and networking capacity. Most schools in the Nobel Learning Communities introduce a second language between the ages of two and three and continue that instruction into the pre-K, kindergarten and school age programs.

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

     The Company's programs are implemented by experienced principals and directors and their faculties. They foster open communication, teamwork and the attention to detail required to provide a superior service. School principals and directors work closely with regional and corporate management, particularly in the regular assessment of program quality. In 1996, the groundwork was laid for a Company-wide Quality Assurance Program and, early in 1997, a Director of Quality Assurance was appointed to assess systematically each Nobel school and to provide a procedure for internal accreditation. Nobel's Quality Assurance Program sets standards consistent with the external, national accreditation systems in which the Company participates with such organizations as the National Association for the Education of Young Children (NAEYC), the National Independent Private School Association (NIPSA), and the Commission for International and Trans-Regional Accreditation (CITA). The Program also provides a formal means to recognize and reward Nobel Learning Communities educators for their outstanding performance and achievement. Similarly, the Program also furnishes guidance for the continued training and staff development of teaching personnel, using both internal trainers and external consultants.

     Nobel has begun development of Nobel Learning Advantage, which will consist of comprehensive tutorial and diagnostic programs. The tutoring programs of Nobel Learning Advantage will include adaptive, transitional and enrichment components within two major content areas: reading and mathematics. Each program will have a diagnostic and an instructional component that can be delivered in three grade ranges (K - 2, 3 - 5, and 6 - 8). The Company expects to complete development of the diagnostic and instructional materials in reading in all three ranges in 1998 and to implement pilot tryouts in select schools. The development of the diagnostic and instructional materials in mathematics is expected to be completed in early 1999 in all three grade ranges. Nobel plans to implement further piloting and development of full tutoring services and marketing in 1999.

     As part of Nobel Learning Advantage, commencing in September 1998, Nobel began to offer an assessment designed to respond to the personal needs of children three to six years old in Nobel schools. As the initial step, a trained Nobel certified diagnostician administers the Kaufman Survey of Early Academic and Language Skills (K-SEALS). This test measures skill development in five key areas critical to academic success. The diagnostician then reviews and interprets the test results with both the child's parent and teacher. Recommendations are made to personalize the child's learning program throughout the school year.

     The Company also entered another segment of the education industry - the education of learning-challenged children. This entry began in August 1998 with Nobel's acquisition through an 80%-owned joint venture of three Florida schools for learning-challenged children from Developmental Resource Center, Inc. (DRC). Nobel's joint venture partner is DRC's former owner, Dr. Deborah Levy, who joined Nobel as chief education officer for this business - Nobel Learning Solutions. The mission of Nobel Learning Solutions will be to improve the learning process and achievement levels of children having such learning challenges as ADD, ADHD, dyslexia and the developmentally delayed. The Company intends to develop separate schools for these children within the Nobel school clusters across the United States.

     As of September 19, 1998, the aggregate licensed capacity at the Company's 138 schools and centers was approximately 22,500 children.

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

     The Company generally hires experienced individuals and attempts to promote from within. Employment applicants are reviewed with background checks made to verify accurate employment history and establish background, reputation and character. After hiring, the faculty is reviewed and evaluated annually both through formal evaluation and market surveys. All principals and directors are eligible for incentive compensation based on the profitability of their schools.

MARKETING AND CUSTOMERS

     The Company's management believes that Nobel has a unique position in the marketplace and has implemented a marketing strategy to capitalize on this position. Nobel strives to differentiate itself from child care providers. In contrast with mere custodial child care, Nobel's programs stress educational development through proven curriculum programs, beginning at the preschool level and continuing through upper grades.

     The Company generates the majority of new enrollments from its reputation in the community and word-of-mouth recommendations of parents. Further, the Company is geographically clustering its preschools to increase local market awareness and to provide a feeder population for Nobel elementary and middle schools. The Company also markets its services through display ads, listings in local print and radio media and through distribution of promotional materials in residential areas. Marketing campaigns are conducted throughout the year, primarily at the local level by the Company's school directors and principals. In addition, the various regional offices conduct marketing programs, such as mass mailings and media advertising.

NEW CENTER AND SCHOOL DEVELOPMENT; ACQUISITIONS

     Management expects a significant portion of Nobel's growth for the next few years to continue to be through the opening of new schools and preschools and strategic acquisitions of existing schools and preschools.

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

     In 1997 and fiscal 1998, Nobel opened 14 new schools and preschools. The Company plans to open approximately eight to 12 new schools and preschools in fiscal 1999 and 12 to 15 new schools and preschools in fiscal 2000. The Company's development plans are dependent on the continued availability of such developer and financing arrangements.

     Typically, new schools are single-story stand alone structures located near residential neighborhoods on acreage appropriate to the nature of the school. The Company carefully evaluates all proposed development sites and makes a selection based on a variety of criteria, including: the number and age of children living in proximity to the site; family income data; incidence of two-wage earner and single parent families; traffic patterns; wage and fixed cost structure; competition; price elasticity; family educational data; local licensing requirements; and real estate costs.

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

     Acquisition activity in 1997 and 1998 to date consisted of the following:

     .  In January 1997, the acquisition of six preschools in Florida.

     . In March 1997, the acquisition of two elementary and one preschool located in San Jose, California.

     . In September 1997, the acquisition of two preschools and one elementary school in Las Vegas, Nevada.

     . In March 1998, the acquisitions of one elementary school located in each of Lake Oswego, Oregon; Seattle, Washington and North Lauderdale, Florida.

     . In August 1998, the acquisition through an 80% joint venture entity of schools located in southern Florida which educate children with learning disabilities (discussed above).

     At the closing of the January 1997 Florida acquisition, Nobel also purchased a 20% interest in a new elementary school in Florida, and Nobel entered into a joint venture agreement with the sellers to develop five additional elementary schools in Florida in which Nobel will have an 80% interest.

INDUSTRY AND COMPETITION

     Annual spending in education is estimated to exceed $630 billion annually in the United States or approximately 10% of gross domestic product. Estimates of spending in education for preprimary grades (preschools and child care) are $30 billion while estimates of spending for kindergarten through eighth grade ("K -8") are $200 billion. Spending is projected to continue to grow through a combination of increasing per pupil expenditures and increasing school enrollments.

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

EMPLOYEES

     On September 19, 1998, the Company employed approximately 5,200 persons, approximately 1,700 of which were employed on a part-time basis. Management believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

  Name                   Age         Position
-----------------------------------------------------------------------------
A. J. Clegg               59         Chairman of the Board of Directors,
                                     President and Chief Executive Officer;
                                     Director

John R. Frock             55         Executive Vice President - Corporate
                                     Development; Assistant Secretary; Director

B. Robin Eglin            42         Executive Vice President - Real Estate
                                     Development

William E. Bailey         39         Vice President and Chief Financial Officer

Yvonne DeAngelo           40         Vice President - Administration and
                                     Finance; Secretary

Emily Louviere            54         Vice President - Western Operations

Barbara Z. Presseisen     62         Vice President - Education

Barbara Sell              48         Vice President - Eastern Operations

Barry S. Swirsky          42         General Counsel


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

B. Robin Eglin. Mr. Eglin joined the Company as Vice President - Real Estate Development in April 1995 and was named Executive Vice President in September 1998. Mr. Eglin was formerly Vice President of Carefree Learning Centers, Inc. and Keystone Real Estate Development Company, Inc., wholly-owned for-profit subsidiaries of Pennsylvania Blue Shield, where he was in charge of all real estate, finance and accounting activities. Mr. Eglin joined Carefree in 1989.

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

Barry S. Swirsky. Mr. Swirsky has been the General Counsel of the Company since September 1995 (serving as an officer since September 1997). Mr. Swirsky was previously engaged in private legal practice advising corporations and other business entities, primarily in corporate and securities matters. Mr. Swirsky commenced his legal career as an associate with Reavis & McGrath in New York, New York (since merged with Fulbright & Jaworski) (1981 to 1984), then was an associate with Dechert Price & Rhoads in Philadelphia, Pennsylvania (1984 to
1992), and then counsel to Bray Berry Martin & Reardon and a shareholder of Berry & Martin, P.C in Philadelphia, Pennsylvania (1992 to 1995). Mr. Swirsky received his J.D. from Harvard Law School in 1981.

ITEM 2.  PROPERTIES.

     At June 30, 1998, the Company operated 132 schools, preschools and child care centers (hereafter, "schools") in 13 states. At September 18, 1998, the number of schools totaled 138, located in 13 states.

     The Company's schools generally are located in suburban settings. At September 18, 1998, the Company's schools are geographically located as follows:
37 in California, 19 in North Carolina, 17 in Pennsylvania, 13 in Virginia, 9 each in Indiana and New Jersey, 7 in Illinois, 6 in Florida, 5 in Nevada, 3 in Washington, 2 each in South Carolina and Oregon and 1 in Maryland.

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

     The Company owns the land and building of three properties in Florida and Maine, two of which are leased. The Company also from time to time purchases undeveloped land for future development. At June 30, 1998, the Company owned one such property in North Carolina and one property in Northern Virginia.

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

MARKET INFORMATION

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

  The table below sets forth the quarterly high and low sales prices for the Company's common stock as reported by Nasdaq for each quarter during the period from January 1, 1996 through June 30, 1998 and for the first quarter to date in Fiscal 1999.

                                               High      Low
  1996

  First Quarter.............................  $17 5/8  $13 5/8
  Second Quarter............................   18 1/4   13 3/4
  Third Quarter.............................   15 1/4    9 1/4
  Fourth Quarter............................   14        9 1/2

  1997

  First Quarter.............................   12 5/8    7 7/8
  Second Quarter............................   10 3/8    7 1/2
  Third Quarter.............................    9 3/4    8 1/4
  Fourth Quarter............................    9 7/16   4 1/2

  Fiscal 1998

  First Quarter.............................    9 3/8    4 7/8
  Second Quarter............................    9 3/8    7 7/8

  Fiscal 1999

  First Quarter (as of September 17, 1998)..    9 3/4    5 7/8

HOLDERS

  At September 7, 1998, there were approximately 580 holders of record of shares of common stock.

DIVIDEND POLICY

  The Company has never paid a dividend on its common stock and does not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, the Company intends to retain its earnings in order to finance its ongoing operations and to develop and expand its business. The Company's credit facility with its lenders prohibits the Company from paying dividends on its common stock or making other cash distributions without the lenders' consent. Further, the Company's financing documents relating to its private placement of its $10,000,000 Subordinated Note with Allied Capital Corporation prohibit the Company from paying cash dividends on its common stock without Allied's approval, and the Company's financing documents relating to its private placement of the Series C Convertible Preferred Stock to Edison Venture Fund II, L.P. prohibit the Company from paying cash dividends on its common stock, unless the dividend is permitted under the Company's bank agreement and the amount of the dividend is less than or equal to 50% of operating income less income tax.

ITEM 6.

                            SELECTED FINANCIAL DATA
                     (in thousands except per share data)

The following table sets forth selected historical financial data of the Company. This data should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                SIX MONTHS ENDED                   FOR THE YEAR ENDED  DECEMBER 31,
                                                                        --------------------------------------------------------
OPERATING DATA                                   JUNE 30, 1998            1997          1996          1995      1994      1993
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                              $ 48,995           $80,980           $58,909   $44,154   $34,372   $32,594
School operating expenses                              42,142            69,858            48,871    35,762    28,032    26,514
--------------------------------------------------------------------------------------------------------------------------------
School operating profit                                 6,853            11,122            10,038     8,392     6,340     6,080
New school development                                    501               400               207       146       129        29
General and administrative  expenses                    3,391             5,973             4,190     3,396     2,696     2,555
Restructuring expense                                       -             2,960                 -         -         -         -
Litigation expense                                          -                 -                 -       500       200         -
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                        2,961             1,789             5,641     4,350     3,315     3,496
Interest expense                                        1,044             2,047             2,004     1,840     1,223     1,718
Other (income) expense                                   (102)             (158)             (482)     (126)      107       (39)
Minority interest                                          35                86                94        86        83        88
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       1,984              (186)            4,025     2,550     1,902     1,729
Income tax (benefit) expense                              833               250             1,562    (1,356)     (438)       21
--------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item                    1,151              (436)            2,463     3,906     2,340     1,708
Extraordinary item                                          -               449                 -        62         -         -
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       1,151              (885)            2,463     3,844     2,340     1,708
Preferred dividends                                        51               102               109       184       199       107
--------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders          $  1,100           $  (987)          $ 2,354   $ 3,660   $ 2,141   $ 1,601
================================================================================================================================
EBITDA
     (earnings before interest, taxes,
     depreciation and amortization expense)          $  5,118           $ 5,099           $ 8,240   $ 5,902   $ 4,188   $ 4,591
--------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE (POST SPLIT):
Net income (loss) before extraordinary item          $   0.18           $ (0.09)            $0.42   $  0.79     $0.57     $0.41
Extraordinary item                                          -             (0.07)                -     (0.01)        -         -
Net income (loss)                                    $   0.18           $ (0.16)            $0.42   $  0.78     $0.57     $0.41

DILUTIVE EARNINGS PER SHARE (POST SPLIT):
Net income (loss) before extraordinary item          $   0.15           $ (0.09)            $0.34   $  0.64     $0.46     $0.38
Extraordinary item                                          -             (0.07)                -     (0.01)        -         -
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $   0.15           $ (0.16)            $0.34   $  0.63     $0.46     $0.38
================================================================================================================================

BALANCE SHEET DATA:
Working Capital (deficit)                            $(10,221)          $(7,946)          $(1,351)  $  (831)  $(4,197)  $(3,114)
Cost in excess of net assets acquired                  41,753            37,439            25,601    17,274     8,888     8,923
Total assets                                           73,623            74,398            56,833    44,937    23,234    22,613
Short-term debt and
Current portion of long-term debt                       2,031             2,793             3,448     1,371     1,768       905
Long-term debt                                         26,477            28,470            14,226    20,272     7,846    12,545
Stockholders' equity (deficit)                         32,736            31,636            32,323    16,121     8,298     3,732

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 1998 ("1998 period") compared to the six months ended June 30, 1997 ("1997 period")

  On December 19, 1997, the Company changed its fiscal year end to the end of June. Accordingly, the Company's transition period, which ended June 30, 1998, includes the six months from January 1 to June 30, 1998. To facilitate a discussion of the Company's operating performance for the 1998 period, the corresponding period in 1997 is presented.

  During the twelve months subsequent to June 30, 1997, the Company acquired the assets or stock of companies owning eight schools. These acquisitions included: two preschools and one elementary school in Las Vegas, Nevada; two elementary and one preschool located in Seattle, Washington; one elementary school in Portland, Oregon and one elementary school in North Lauderdale, Florida. In addition, the Company opened 12 new schools, of which six were preschools and six were elementary schools. The Company also closed nine schools whose leases expired.

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins for the 1998 and 1997 periods into three categories: Baseline Schools, Schools Acquired Within the Year and New School Development (dollars in thousands).

                                   SIX MONTHS      % OF     SIX MONTHS     % OF     1998-1997
                                 JUNE 30, 1998   REVENUE   JUNE 30,1997  REVENUE   VARIANCE ($)
================================================================================================
BASELINE SCHOOLS (1)
Revenues                               $41,113     100.0%       $28,517    100.0%   $   12,596
Operating Profit                       $ 7,534      18.3%       $ 5,491     19.3%   $    2,043
------------------------------------------------------------------------------------------------
SCHOOLS ACQUIRED
WITHIN THE YEAR (2)
Revenue                                  3,263     100.0%         7,491    100.0%       (4,228)
Operating Profit                           460      14.1%         1,551     20.7%      ( 1,091)
------------------------------------------------------------------------------------------------
NEW SCHOOL
DEVELOPMENT (3)
Revenues                                 4,619     100.0%         3,656    100.0%          963
Operating Profit (Loss)                   (396)    (8.6)%           261      7.1%         (657)
------------------------------------------------------------------------------------------------
Total Revenues                         $48,995     100.0%       $39,664    100.0%   $    9,331
================================================================================================
School Operating Profit
Before Amortization
of Goodwill                              7,598      15.5%         7,303     18.4%          295
================================================================================================
Less Amortization of Goodwill              745       1.5%           517      1.3%          228
School Operating Profit                $ 6,853      14.0%       $ 6,786     17.1%   $       67
================================================================================================

(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3). (Schools which were acquired in 1997 are included in "Baseline Schools" for 1998 period results and "Schools Acquired Within the Year" for 1997period results. Schools which were first opened in 1996 are included in "Baseline Schools" for 1998 period results and "New Development" for 1997 period results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired during the 12 months ended June 30, 1997 for 1997 period results and (ii) schools acquired during the 12 months ended June 30, 1998 for 1998 period results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e., schools opened between July 1, 1995 and June 30, 1997 for 1997 period results and schools opened between July 1, 1996 and June 30, 1998 for 1998 period results).

  Revenues in the Baseline Schools increased $12,596,000 or 44.2% from the 1997 to the 1998 period. The increase is a result of the combination of several factors, including (1) an increase in revenues of $9,440,000 related to acquisitions completed in fiscal 1997, (2) a $2,803,000 increase related to New Schools opened in fiscal 1996, and (3) an increase of revenues of $353,000 in all other schools. Operating profit of the Baseline Schools increased $2,043,000 as a result of (1) a $1,994,000 increase in operating profit related to the schools acquired in fiscal 1997, (2) a $213,000 increase related to the operating profit of the fiscal 1996 New Schools offset by (3) a $164,000 decrease related to the decrease in all other schools.

  The Company acquired eight schools during the 12 months ended June 30, 1998 with total revenues and school operating profits of $3,263,000 and $460,000 respectively for the 1998 period. The Company acquired thirteen schools during the 12 months ended June 30, 1997 with total revenues of $7,491,000 and operating profit of $1,551,000 during the 1997 period. The operating profit margins of schools included in the 1998 period was 14.1% or 6.6% below the schools included in the 1997 period. One of the eight schools included in the 1998 period was a new school that opened subsequent to the acquisition. The start-up losses associated with opening new schools contributed to this decline in operating margin.

  Revenues related to the New Schools opened during the period between July 1, 1996 and June 30, 1998 totaled $4,619,000 in the 1998 period or an increase of $963,000 or 26.3% compared to the schools opened during the period between July 1, 1995 and June 30, 1997 in the 1997 period. During the 12 months ended June 30, 1998, the Company opened 12 schools, five of which were elementary schools, and during the 12 months ended June 30, 1997, the Company opened eight schools, three of which were elementary schools. Operating losses totaled $396,000 in the 1998 period compared to operating income of $261,000 in the 1997 period. The increase in the losses is a result of the mix in the type of schools opened and the timing of the openings. Elementary and middle schools take longer to become profitable compared to preschools. Elementary schools typically take 24 to 36 months to become profitable compared to 18 to 24 months in a preschool.

  Overall, in the 1998 period, the Company's total revenues increased $9,331,000 or 23.5% and school operating profits increased $67,000, compared to the 1997 period. Meanwhile, school profit margins (after goodwill) decreased from 17.1% in 1996 to 14.0% in the 1997 period as explained above.

  New school development costs increased $403,000 in the 1998 period primarily because of the increase in the number of schools opened. During the 1998 period, the Company opened four elementary and one preschool as compared to two preschools in the 1997 period. Elementary schools typically have higher start-up costs than preschools. start-up costs average $225,000 for an elementary school and $125,000 for a preschool. start-up and development costs include personnel, marketing and supplies.

  General and administrative expenses increased $574,000 or 20.4% to $3,391,000 in the 1998 period. The increase is attributable to the increase in the Company's infrastructure to support its revenue growth.

During 1997 and 1998, the Company added a Vice President of Marketing, a Human Resources Manager, a Vice President of Eastern Operations, a Vice President of Western Operations, a Summer Camp Manager, a Training Manager, several Executive Directors and other support staff. As a percentage of revenue, general and administrative expenses decreased from 7.1% of revenues in the 1997 period to 6.9% of revenues in the 1998 period. Management is continuing to build the foundation needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percent of revenues.

  As a result of the factors mentioned above, operating income decreased $910,000 or 23.5% to $2,961,000 for the 1998 period as compared to the 1997 period.

  EBITDA (defined as earnings before interest, income taxes, depreciation and amortization), totaled $5,118,000 for the 1998 period which was $434,000 or 8.2% below the 1997 period. As a percentage of revenue, EBITDA for the 1998 period equaled 10.4% versus 13.3% for the 1997 period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important indicator.

  Interest expense increased by $200,000 or 23.4% for the 1998 period compared to the 1997 period. The increase in interest expense is a result of increased borrowings under the Company's senior debt facility and subordinated debt issued in connection with the Company's acquisitions.

  The provision for income taxes of $833,000 for the 1998 period was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible goodwill incurred with acquisitions for stock and state income taxes. For acquisitions of stock of a company, purchase accounting applies for accounting purposes; but, for tax purposes, the Company inherits the historic basis of the purchased company in its assets, without any goodwill.

  The fiscal year ended December 31, 1997 ("1997") compared to the fiscal year ended December 31, 1996 ("1996")

  As of December 31, 1996, the Company operated 107 elementary schools, preschools and child care centers (sometimes collectively referred to herein as "schools"). At December 31, 1997, the Company operated 129 schools and owned a 20% interest in one elementary school.

  During 1997, the Company acquired the assets or stock of companies owning 17 schools. These acquisitions include: six preschools in Florida and a 20% interest in an elementary school; two preschools and one elementary school in Las Vegas, Nevada and two elementary and three preschools located in San Jose, California. Also considered for the purposes hereof as being acquired in 1997 are one elementary school in Southern California and a preschool and elementary school in Seattle, Washington acquired at the end of December 1996. In addition, the Company opened 12 new schools in 1997 of which eight were preschools and four were elementary schools (two of which were replacement schools). During 1997, the Company closed seven schools whose leases expired.

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins for the years ended 1997 and 1996 into three categories: Baseline Schools, Schools Acquired Within the Year and New School Development (dollars in thousands).

                             12 MONTHS       % OF          12 MONTHS        % OF           1997-1996
                                1997       REVENUE            1996        REVENUE         VARIANCE ($)
=========================================================================================================
BASELINE SCHOOLS (1)
Revenues                       $59,567        100.0%        $49,977        100.0%          $    9,590
Operating Profit               $10,176         17.1%        $ 9,312         18.6%          $      864
---------------------------------------------------------------------------------------------------------
SCHOOLS ACQUIRED
WITHIN THE YEAR (2)
Revenue                         14,232        100.0%          3,437        100.0%              10,795
Operating Profit                 2,345         16.5%            775         22.6%               1,570
---------------------------------------------------------------------------------------------------------
NEW SCHOOL
DEVELOPMENT (3)
Revenues                         7,181        100.0%          5,495        100.0%               1,686
Operating Profit (Loss)           (410)       (5.7)%            586         10.7%                (996)
---------------------------------------------------------------------------------------------------------
Total Revenues                 $80,980        100.0%        $58,909        100.0%          $   22,071
=========================================================================================================
School Operating Profit
Before Amortization
of Goodwill                     12,111         15.0%         10,673         18.1%               1,438
=========================================================================================================
Less Amortization
of Goodwill                       (989)         1.2%           (635)         1.1%                (354)
School Operating Profit        $11,122         13.7%        $10,038         17.0%          $    1,084
=========================================================================================================


(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3). (Schools which were acquired in 1996 are included in "Baseline Schools" for 1997 results and "Schools Acquired Within the Year" for 1996 results. Schools which were first opened in 1995 are included in "Baseline Schools" for 1997 results and "New Development" for 1996 results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired in 1996 for 1996 results and (ii) schools acquired in 1997 for 1997 results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e., schools opened in 1995 or 1996 for 1996 results and schools opened in 1996 or 1997 for 1997 results.)

  Revenues in the Baseline Schools increased $9,590,000 or 19.2% from 1996 to 1997. The increase is a result of the combination of several factors, including
(1) an increase in revenues of $6,173,000 related to acquisitions completed in 1996, (2) a $4,636,000 increase related to New Schools opened in 1995, (3) an increase of revenues of $643,000 in schools other than Merryhill and South Carolina, offset by (4) a decrease in Merryhill enrollment resulting in a $1,003,000 decrease in revenues and (5) a decrease of $859,000 related to the revenues of six schools closed in South Carolina in 1996. Operating profit of the Baseline Schools increased $864,000 or 9.3% as a result of (1) a $1,383,000 increase in operating profit related to the schools acquired in 1996, (2) a $850,000 increase related to the operating profit of the 1995 New Schools offset by (3) a $949,000 decrease related to the decrease in the Merryhill schools and by (4) a $420,000 decrease in the remaining schools.

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

  In 1997, the Company acquired seventeen schools with total revenues and school operating profits of $14,232,000 and $2,345,000, respectively.

This is an increase in acquisition activity totaling $10,795,000 in revenues and $1,570,000 in operating profit compared to schools acquired in 1996. In 1996, the Company acquired seven schools with revenue of $3,437,000 and operating profit of $775,000. The operating profit margins of schools acquired decreased 6.1% from 22.6% in 1996 to 16.5% in 1997. The decrease in the margins of the schools acquired is related primarily to the lack of summer programs at some of these elementary schools. The elementary schools acquired in 1997 did not typically have strong summer programs. The Company initiated summer programs, but it takes time for enrollment to build.

  Revenues related to the New Schools built in 1996 and 1997 totaled $7,181,000 in 1997 or an increase of $1,686,000 or 30.7% compared to 1995 and 1996. In 1997, the Company built 12 schools and in 1996 the Company built seven schools. Operating loss totaled $410,000 in 1997 compared to operating income of $586,000 in 1996. The increase in the loss is a result of the mix in the type of schools opened and the timing of the openings. Elementary and middle schools take longer to become profitable compared to preschools. In 1997, the Company opened four elementary/middle schools as compared to three in 1996. Elementary schools typically take 24 to 36 months to become profitable compared to 18 to 24 months in a preschool.

  Overall, in 1997 the Company's total revenues increased $22,071,000 or 37.5% and school operating profits increased $1,084,000 compared to 1996. Meanwhile, school operating profit margins (after goodwill) decreased from 17.0% in 1996 to 13.7% in 1997 as explained above.

  New School development costs nearly doubled, increasing $193,000 or 93% to $401,000 in 1997, primarily because of the increase in the number of schools opened. The Company opened eight preschools and four elementary/middle schools for a total of twelve schools as compared to four preschools and three elementary/middle schools for a total of seven in 1996. Additionally, elementary/middle schools typically have higher start-up costs than preschools. start-up costs average $225,000 for an elementary school and $125,000 for a preschool. start-up and development costs include personnel, marketing and supplies.

  General and administrative expenses increased $1,783,000 or 42.6% to $5,973,000 in 1997. The increase is attributable to the increase in the Company's infrastructure to support its revenue growth. In 1997, the Company added a Chief Financial Officer, a Vice President of Marketing, a Human Resources Manager, a Vice President of Eastern Operations, a Vice President of Western Operations, a Summer Camp Manager, a Training Manager, several Executive Directors and other support staff. In addition, the Company selected and launched an Education Advisory board to oversee and assist in curriculum development. As a percentage of revenue, general and administrative expenses increased only slightly from 7.1% of revenues in 1996 to 7.4% of revenues in 1997. Management is continuing to build the foundation needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percent of revenues.

  In 1997, the Company recorded a restructuring charge totaling $2,960,000 related to a combination of factors. Of the $2,960,000, $2,000,000 was related to the write-off of the goodwill recorded in connection with the acquisition of the nine schools located in Indianapolis, $789,000 was related to the write down of the book value and an accrual for lease obligations of several non-performing schools held for sale or that are scheduled to close when their leases expire, and $171,000 is related to the restructuring of management that took place in 1997 and early 1998. The schools in Indianapolis are currently for sale.

  As a result of the factors mentioned above, operating income decreased $3,852,000 or 68% to $1,789,000 in 1997 compared to the same period in 1996.
Adjusted operating income, defined as operating income before the restructuring charge, totaled $4,749,000 in 1997, which represents a decrease of $892,000 or 15.8% compared to the prior year.

  In 1997 EBITDA (defined as earnings before interest, income taxes, depreciation and amortization), totaled $5,099,000 which was $3,140,000 or 38% below the prior year. As a percentage of revenue, EBITDA for 1997 equaled 6.3% versus 14.0% for 1996. Adjusted EBITDA (defined as EBITDA before the restructuring charge) equaled $8,059,000 which was $180,000 or 2% below $8,239,000 for 1996. As a percentage of revenues, adjusted EBITDA equaled 10.0% for 1997 as compared to 13.9% for the prior year. The decrease as a percentage of revenues is a result of lower operating margins and higher general and administrative expense. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

  Interest expense increased slightly by $42,000 or 2.1% for 1997 compared to 1996. While the principal amount of indebtedness outstanding under the Company's senior loan facilities increased in the fourth quarter, this increase was offset by a decrease in the interest rate, as a result of amendments to the loan documents governing the Company's principal debt facilities. Debt increased as a result of the acquisition of the Las Vegas schools and new school development which occurred during 1997. Cash raised through the private placement of common stock was used in the first half of 1997 to complete the acquisitions of Another Generation and Rainbow Bridge schools.

  Other income decreased $324,000 or 67% for 1997 totaling $158,000 compared to 1996 of $483,000. The decrease is primarily related to the decrease in interest income. During 1996, the Company raised $11,600,000 of net proceeds through a private issuance of common stock. The Company earned interest on these funds during the second half of 1996. The cash was used for acquisitions and the building of new schools during the later part of 1996 and early 1997.

  The provision for income taxes totaled $250,000 for 1997. The Company was in a pretax loss position. However, the Company recorded income taxes, primarily relating to non-deductible goodwill amortization and state and local taxes. (In the acquisition of the stock of a company, purchase accounting applies for accounting purposes; but, for tax purposes, the Company inherits the historic basis of the purchased company in its assets, without any good will.) The adjusted income tax provision (income tax before the restructuring charge) equaled $1,165,000 which represents a 42% tax rate. This represented a decrease of $397,000 or 25% compared to $1,562,000 for 1996. The tax rate in 1996 was 39%.

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

  In the fourth quarter of 1997, the Company adopted FAS No. 128 "Earnings Per Share" which changed the earnings per share calculation. The

Company restated the prior year calculation as required. Basic Earnings Per Share before the Extraordinary Item equaled ($0.09) for 1997 as compared to $0.42 for 1996, which resulted in a $0.51 decrease per share. Basic Earnings
(Loss) per Share equaled ($0.16) for 1997 as compared to $0.42 for 1996 or a $0.58 decline. Adjusted Basic Earnings per Share (before the restructuring charge and extraordinary item) equaled $0.25 for 1997 as compared to $0.42 for 1996 which represents a $0.17 decrease. Dilutive Earnings (Loss) per Share before the Extraordinary Item equaled ($0.09) for 1997 as compared to $0.34 for 1996, or a $0.43 decrease. Adjusted Dilutive Earnings per Share equaled $0.22 in 1997 as compared to $0.34 in 1996 or a $0.12 per share decrease.

  The fiscal year ended December 31, 1996 ("1996") compared to December 31, 1995 ("1995")

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

  Following is a chart which breaks down revenues, school operating profit and school operating profit margins for 1996 and 1995 into three categories, Baseline Schools, Schools Acquired Within the Year and New School Development (dollars in thousands).

                                  12 MONTHS      % OF     12 MONTHS     % OF     1996-1995
                                 ENDED  1996   REVENUE   ENDED 1995   REVENUE   VARIANCE ($)
=============================================================================================
BASELINE SCHOOLS (1)
Revenues                             $49,977     100.0%     $32,383     100.0%   $   17,594
Operating Profit                     $ 9,312      18.6%     $ 7,010      21.6%        2,302
---------------------------------------------------------------------------------------------
SCHOOLS ACQUIRED
WITHIN THE YEAR (2)
Revenue                                3,437     100.0%       7,102     100.0%       (3,665)
Operating Profit                         775      22.6%         855      12.1%          (80)
---------------------------------------------------------------------------------------------
NEW SCHOOL DEVELOPMENT (3)
Revenues                               5,495     100.0%       4,672     100.0%          823
Operating Profit                         586      10.7%         859      18.4%         (273)
---------------------------------------------------------------------------------------------
Total Revenues                       $58,909     100.0%     $44,157     100.0%   $   14,752
=============================================================================================
School Operating Profit
Before Amortization
of Goodwill                           10,673      18.1%       8,724      19.8%        1,949
=============================================================================================
Less Amortization of Goodwill           (635)    (1.1)%        (332)    (0.8)%         (303)
School Operating Profit              $10,038      17.0%     $ 8,392      19.0%   $    1,646
=============================================================================================

(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3). (Schools which were acquired in 1995 are included in "Baseline Schools" for 1996 results and "Schools Acquired Within the Year" for 1995 results. Schools which were first opened in 1994 are included in "Baseline Schools" for 1996 results and "New Development" for 1995 results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired in 1995 for 1995 results and (ii) schools acquired in 1996 for 1996 results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e., schools opened in 1995 or 1996, for 1996 results and (ii) schools opened in 1994 or 1995, for 1995 results).

  Revenues of the Baseline Schools increased $17,594,000 or 54.3% from 1995 to 1996. The increase is a result of several factors including (1) revenues related to the 1995 acquisition totaling $14,400,000, (2) revenues related to the 1994 New Schools totaling $3,142,000 and (3) a slight increase in the remaining schools of $52,000. The increase in the remaining schools was the result of a combination of the divestiture of six South Carolina schools in 1996 and one Florida school in 1995 creating a $712,000 revenue decrease offset by a $725,000 increase in the remaining schools which was a result of enrollment and tuition increases. The operating profit of the Baseline Schools increased $2,302,000 or 32.8% for the year ended December 31, 1996 compared to 1995. The increase is a result of (1) $1,635,000 related to the acquisitions which occurred in 1995, (2) $707,000 is related to the operating profit of the New Schools opened in 1994 and (3) offset by a slight decrease of $40,000 which was related to the remaining schools. The decrease in the remaining schools operating profit is a result of an increase in personnel costs.

  The operating profit margin of the Baseline Schools decreased 3.0% from 21.6% for 1995 to 18.6% for 1996. The decrease in the operating margins is the result of losses associated with the 1995 acquisition of certain schools in the Indianapolis area, and lower margins of schools acquired in the 1995 acquisition of Educo, Inc. The lower margins in the acquisitions is a result primarily of lower than expected summer performance in the Educo schools and a slower than anticipated turnaround of the Indianapolis schools.

  In 1996, the Company acquired seven schools with total revenues of $3,437,000 and operating profit of $775,000 for 1996. Five of the seven schools (the Virginia acquisition) were acquired in February 1996 and two of the schools located in North Carolina were acquired in November of 1996. In 1995, the Company acquired 25 schools with revenues of $7,102,000 and operating profit of $855,000 for 1995. The Company acquired six Pennsylvania schools in March 1995 and acquired the ten Educo schools and nine Indianapolis schools in September 1995. The operating margin of the schools acquired in 1996 equaled 22.6% as compared to the operating margins of the schools acquired in 1995 which equaled 12.1%. The 1995 acquisitions include the Indianapolis area schools which operated at a loss and the Educo schools which operated at a 12% operating margin. When making acquisitions, the Company takes steps to increase operating margins of Acquired Schools over a 12 to 36 month period as it implements cost controls, systems and marketing strategies.

  In 1996 and 1995, the Company opened 14 new schools with revenues of $5,495,000 and operating profit of $586,000 for 1996. In 1994 and 1995, the
Company opened 11 new schools with revenues of $4,672,000 and operating profit of $859,000 for 1995. The operating margins in 1996 of the schools opened in 1996 and 1995 equaled 10.7%. The operating margins in 1995 of the schools opened in 1995 and 1994 schools equaled 18.4%. The variance in the margins is a result of the mix and timing of schools opened. In 1996, the Company opened three elementary/middle schools and four preschools. In 1995 the Company opened seven preschools, and in 1994 the Company opened four preschools. Generally, the Company experiences smaller losses in opening preschools as compared to elementary/middle schools and is able to reach profitability in the preschool in six to nine months as compared to elementary/middle schools which can take 12 to 36 months to become profitable.

  Overall, in 1996 the Company's total revenues increased $14,752,000 and operating profits increased $1,646,000, compared to 1995. Meanwhile, school operating profit margins decreased from 19.0% in 1995 to 17.0% in 1996, as explained above.

  General and administrative expenses increased $794,000 or 23% to $4,190,000 for 1996; however, as a percentage of revenue, general and administrative expenses decreased from 7.7% of revenues in 1995 to 7.1% of revenues in 1996. The Company enjoyed efficiencies from its growth through acquisitions. Management is continuing to build the foundation needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percent of revenues.

  Operating income increased $1,291,000 or 29% to $5,641,000 for 1996. The increase is a result primarily of the increase in school operating profit. In 1995, the Company recorded $500,000 in litigation expense related to a claim by former officers of the Company which was settled. As a percent of revenue, operating income decreased slightly from 9.8% for 1995 to 9.6% for 1996, which is a result of the decrease in school operating profit margins described above.

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

  Interest expense increased $165,000 or 9% to $2,004,000 for 1996, which was due to increased debt relating to the acquisitions and new school development.

  Other income increased $357,000 or more than 250% to $483,000, which was due to interest income earned on the proceeds of the private placement of approximately $11,600,000 in March 1996.

  Income tax expense increased $2,917,000 to $1,562,000 for 1996. The increase in taxes was due to the Company being fully taxed in 1996 as compared to recording a tax benefit in 1995 of $2,105,000. This credit was based upon the adoption of SFAS 109 "Accounting for Income Taxes" in 1992 and the subsequent reduction of the Company's valuation allowance due to its more recent historical profitable operating performance and its projections for the future. Consequently, 1996 was the first year the Company was fully taxable. The Company anticipates this trend to continue.

  Net income decreased $1,381,000 or 36% to $2,463,000 for 1996 as a result of the Company reversing the valuation allowance in 1995 and recording taxes in 1996 at a 38.8% rate as described above. If pretax net income in 1995 were taxed at an effective rate of 38.8%, on a pro forma basis, net income would have increased $964,000 or 64%.

LIQUIDITY AND CAPITAL RESOURCES

  Management is continuing to pursue a three-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets and (3) strategic acquisitions. The Company's principal sources of liquidity are (1) cash flow generated from operations, (2) future borrowings under the Company's $25,000,000 revolving line of credit, (3) the use of site developers to build schools and lease them to the Company, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions.

  The Company anticipates that its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures and renovations and the building of new schools in the near term future.

  The Company continues to look for quality acquisition candidates. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school. In order for the Company to continue its acquisition strategy, the Company will seek additional funds through debt or equity financing.

  In 1997, the Company amended its credit agreement three times, the most significant of which occurred in December with the execution of the Seventh Amendment and Modification to the Loan and Security Agreement. These amendments:
(1) increased the Company's borrowing capacity to $25,000,000, (2) changed the prior fixed interest rates (applicable to term loans) to variable rates, (3) provided that all revolving debt will convert to a term loan in January 2001,
(4) extended terms for an additional five years for the prior term loan and six years for the prior revolving line of credit and (5) increased the number of permitted new school construction projects. Two facilities are established under the Seventh Amendment: a $3,000,000 facility (Revolving and Term Facility
A) and a $22,000,000 facility (Revolving and Term Facility B). Amounts outstanding under term loans at the time of the restructuring were treated as initial outstanding balances under the new Revolving and Term Facilities. Under the new arrangements, no principal payments are required until January 1, 2001. Commencing on January 1, 2001, the Company must pay outstanding principal balance of the Revolving and Term Facilities in 60 equal monthly installments. The Company may elect to convert to a term loan portions of the Revolving and Term Facility B in increments of $2,500,000. Such term loans would be payable over sixty months.

  By postponing the dates of required principal payments under the Company's loans, the Seventh Amendment significantly improved the Company's cash flow requirements under these loans. The restructuring allows the Company greater flexibility in managing its cash flow and allows greater ability to use available funds to grow the Company.

  At June 30, 1998 and December 31, 1997, the principal amounts outstanding under the Revolving and Term Facility B were $19,426,000 and $21,576,000, and no amounts were outstanding under the Revolving and Term Facility A.

  In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation ("Note"). The net proceeds were used to reduce the Company's Revolving and Term Facility A outstanding balance. The Note bears interest at 10%. The Note matures in two installments of principal: $5,000,000 in 2004 and $5,000,000 in 2005. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The Company recorded a debt discount and allocated $900,000 of the proceeds of the transaction to the value of the warrants. This debt discount is being amortized to interest expense over the term of the Note.

  Total cash and cash equivalents decreased $2,197,000 from $2,605,000 at December 31, 1997 to $408,000 at June 30, 1998. The net decrease was due primarily to (1) cash used for acquisitions totaling approximately $3,457,000,
(2) approximately $3,498,000 used for the building of New Schools and acquisition of land parcels and (3) repayment of long term debt of $14,474,000. These decreases were offset by (1) cash flow from operations of $3,299,000, (2) proceeds from the sale of property totaling

$6,948,000 and (3) proceeds from borrowings under the principal credit facility of $12,526,000.

  The working capital deficit increased $2,275,000 from $7,946,000 at December 31, 1997 to $10,221,000 at June 30, 1998. The increase is primarily the result of the decrease in cash and cash equivalents of $2,197,000 as discussed above.

CAPITAL EXPENDITURES

  The Company is continuously maintaining and upgrading the property and equipment of each school. During the six months ended June 30, 1998, the Company spent $4,952,000 on capital expenditures, which included $3,498,000 for new school development and $1,454,000 on upgrading existing facilities. During 1997, the Company spent approximately $15,221,000 on capital expenditures, which included $11,137,000 on new school development and $4,184,000 on upgrading existing facilities.

  During the six months ended June 30, 1998 and 1997, the Company received $6,948,000 and $7,451,000, respectively, from sale and leaseback transactions of new schools.

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

  In an effort to improve the performance in Merryhill schools and improve the summer programs, as well as Company-wide performance, the Company has taken several key steps. The structure of operations management has changed, with the Executive Director position replacing the Regional Manager and District Manager positions. The number of schools reporting to each Executive Director has been reduced so that each manager can spend more time in the schools. In addition, the Company has hired a Vice President of Western Operations. The Company is also searching for a President and Chief Operating Officer. In the near term, additional overhead from this management structure will have a negative impact on earnings; however, over the long term, the Company believes this strategy will prove warranted.

  The Company plans to respond to the growing need for improved quality education. In 1996 and 1997, the Company built new elementary and middle schools, which incur higher initial losses in the first year as compared to newly constructed preschools. The Company opened four newly constructed elementary schools in 1998, and plans to continue to development elementary schools in 1999.

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

YEAR 2000 COMPLIANCE

  Management has implemented measures to ensure that the Company's information systems and applications will recognize and process information pertaining to the Year 2000. The measures being conducted utilize both internal and external resources and are directed at risk assessments, remediation, acquisition of new systems and applications, and testing of the systems and application for Year 2000 compliance.

  The Company believes that the only computer systems that are critical to its operations are certain accounting and payroll software. The Company licenses such software from two outside vendors. Both of these vendors have publicized reports giving assurances that the software used by the Company is Year 2000 compliant. The Company will be testing the software to assure compliance and will complete the testing by March 1999. The Company has completed an inventory of all hardware, primarily personal computers and corporate network equipment. All non-compliant hardware will be replaced by March 1999.

  Concurrent with the Company's Year 2000 compliance efforts, the Company is upgrading its management information system to link the schools to the home office as well as to other schools. This process includes purchasing new and replacing old equipment and software to improve management efficiencies as well as ensure Year 2000 compliance. Management anticipates that the process will be complete by December 1999 and projects spending between $1,500,000 and $2,000,000 on this project.

  Although the Company could be affected by the systems of other companies with which it does business, management does not believe that the Company's business will be materially adversely affected by the failure of third parties to be Year 2000 compliant. Because of the geographical distribution of the Company's schools, the Company is not dependent on any one or a small group of vendors and the needs of the Company's customers for its services should not be adversely affected by Year 2000 issues.

  Management expects that the Company will be Year 2000 compliant by the end of 1999. A failure to meet this deadline should not disrupt the Company's delivery of its services to customers. However, a failure of the Company's system could indirectly significantly impact operations, as for example, by an inability to pay employees and vendors in a timely manner.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item with respect to the directors of the Company is incorporated herein by reference to the information set forth in the Proxy Statement. The information required by this Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                    Page
                                                                    ----
  (1)  Financial Statements.

       Report of Independent Accountants............................. F-1
       Consolidated Balance Sheets................................... F-2
       Consolidated Statements of Income............................. F-3
       Consolidated Statements of Stockholders' Equity............... F-4
       Consolidated Statements of Cash Flows......................... F-5
       Supplemental Schedules for Consolidated Statements of Cash
       Flow.......................................................... F-6
       Notes to Consolidated Financial Statements.................... F-7

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

4.4 Fifth Amendment and Modification dated March 20, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.5 Sixth Amendment and Modification dated May 5, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

4.6 Seventh Amendment and Modification dated December 22, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.7 Eighth Amendment and Modification dated April __, 1998 to Loan and Security Agreement.

4.8 Ninth Amendment and Modification dated as of June 30, 1998 to Loan and Security Agreement.

4.9 Revolving and Term Facility Note A dated December 22, 1997 in the principal sum of $22,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.10 Revolving and Term Facility Note B dated December 22, 1997 in the principal sum of $3,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.11 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation

4.12 Senior Subordinated Note dated as of June 30, 1998 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation.

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

10.4 Form of Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan.

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

10.12 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,172.25 shares (subject to adjustment) of the Common

       Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 10.12 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

                                                       Number of Shares
                                                       of Common Stock
       Warrant No.  Holder                             (subject to adjustment)
       -----------  ------                             -----------------------
       2            Allied Capital Corporation II      142,932.25
       3            Allied Investment Corporation      92,713
       4            Allied Investment Corporation II   50,219.5

10.13 Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the Common Stock of the Registrant.

10.14 First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation.

10.15 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997, as amended on June 11, 1998.

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

23     Consent of Coopers & Lybrand L.L.P.

27     Financial Data Schedule

Certain schedules (and similar attachments) to Exhibits 4.1 through 4.8 and Exhibits 4.11 and 10.11 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

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

Date: September 25, 1998            NOBEL EDUCATION DYNAMICS, INC.


                                    By: /s/ A. J. Clegg
                                       ----------------------------------
                                       A. J. Clegg
                                       Chairman of the Board, President
                                       and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                 Position                        Date

                          Chairman of the Board,          September 25, 1998
/s/ A. J. Clegg
-----------------------
A. J. Clegg               President and Chief
                          Executive Officer and Director


/s/ William Bailey        Vice President,                 September 25, 1998
-----------------------
William Bailey            Chief Financial Officer
                          (Principal Financial Officer)


/s/ Yvonne DeAngelo       Vice President - Finance        September 25, 1998
-----------------------
Yvonne DeAngelo           and Administration
                          (Principal Accounting Officer)


/s/ Edward H. Chambers    Director                        September 25, 1998
-----------------------
Edward H. Chambers


/s/ John R. Frock         Executive Vice President        September 25, 1998
-----------------------
John R. Frock             and Director


/s/ Morgan R. Jones       Director                        September 25, 1998
-----------------------
Morgan R. Jones

                          Director                   September 25, 1998
_______________________
Peter H. Havens


/s/ John H. Martinson     Director                   September 25, 1998
-----------------------
John H. Martinson


/s/ Eugene G. Monaco      Director                   September 25, 1998
-----------------------
Eugene G. Monaco


                          Director                   September 25, 1998
-----------------------
Robert Zobel

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of Nobel Education Dynamics,
Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the consolidated financial position of Nobel Education Dynamics, Inc. and its subsidiaries at June 30, 1998 and December 31, 1997 and 1996, and the results of their operations and their cash flows for the six months ended June 30, 1998 and each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 7, 1998,
except for Note 17 as to which the date is August 17, 1998

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

ASSETS                                                                       JUNE 30, 1998     DECEMBER 31, 1997   DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         $    408             $  2,605            $  5,252
Accounts receivable, less allowance for doubtful accounts
         of $133 in 1998 and 1997 and $103 in 1996                                   1,130                1,091                 779
Prepaid rent                                                                         1,276                1,046                 734
Prepaid insurance and other                                                            738                  952                 622
Deferred taxes                                                                          --                   --                 891
-----------------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                        3,552                5,694               8,278
-----------------------------------------------------------------------------------------------------------------------------------
Property and equipment, at cost                                                     31,601               33,030              26,166
Accumulated depreciation                                                            (9,226)              (7,856)             (6,843)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    22,375               25,174              19,323
Property and equipment held for sale                                                 1,371                1,495               1,111
Note receivable                                                                         --                   --                 425
Cost in excess of net assets acquired                                               41,753               37,439              25,601
Deposits and other assets                                                            3,541                3,288               1,978
Deferred taxes                                                                       1,031                1,308                 117
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $ 73,623             $ 74,398            $ 56,833
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Current portion of long-term obligations                                          $  2,031             $  2,793            $  3,448
Accounts payable and other current liabilities                                       8,147                7,981               4,465
Unearned income                                                                      3,595                2,866               1,716
-----------------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                  13,773               13,640               9,629
-----------------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                               20,311               22,497              10,808
Long-term subordinated debt                                                          6,166                5,973               3,418
Capital lease obligations                                                              162                  208                 290
Deferred gain on sale/leaseback                                                         35                   39                  47
Minority interest in consolidated subsidiary                                           440                  405                 318
Total Liabilities                                                                   40,887               42,762              24,510
Commitments and Contingencies (Notes 3, 6, 9, and 16) Stockholders' Equity:
         Preferred stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 in 1998 and in 1997 and 4,697,542 in 1996
         $5,530 aggregate liquidation preference at June 30, 1998 and
         December 31, 1997 and $5,634 in 1996                                            5                    5                   5
Common stock, $.001 par value, 20,000,000 shares authorized, issued
         and outstanding 6,121,365 in 1998 and in 1997 and 5,831,055 in 1996             6                    6                   6
Treasury Stock, cost; 36,810 shares                                                   (375)                (375)                 --
Additional paid-in capital                                                          38,340               38,340              37,665
Accumulated deficit                                                                 (5,240)              (6,340)             (5,353)
-----------------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                 32,736               31,636              32,323
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $ 73,623             $ 74,398            $ 56,833
===================================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share data)


                                                  For the Six Months              For the Year Ended December 31,
                                                                             ----------------------------------------------
                                                  Ended June 30, 1998            1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------
Revenues                                              $ 48,995               $ 80,980          $ 58,909         $ 44,154
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
         Personnel costs                                23,368                 38,557            26,777           19,664
         Center operating costs                          7,023                 11,932             8,755            6,640
         Insurance, taxes, rent and other                9,661                 16,131            11,128            7,946
         Depreciation and amortization                   2,090                  3,238             2,211            1,512
---------------------------------------------------------------------------------------------------------------------------
                                                        42,142                 69,858            48,871           35,762
---------------------------------------------------------------------------------------------------------------------------
School operating profit                                  6,853                 11,122            10,038            8,392
---------------------------------------------------------------------------------------------------------------------------
New school development                                     501                    400               207              146
General and administrative expenses                      3,391                  5,973             4,190            3,396
Litigation claim                                            --                     --                --              500
Restructuring expense                                       --                  2,960                --               --
---------------------------------------------------------------------------------------------------------------------------
Operating income                                         2,961                  1,789             5,641            4,350
---------------------------------------------------------------------------------------------------------------------------
Interest expense                                         1,044                  2,047             2,004            1,840
Other (income) expense                                    (102)                  (158)             (482)            (126)
Minority interest in income of
         consolidated subsidiary                            35                     86                94               86
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        1,984                   (186)            4,025            2,550
Income tax (benefit) expense                               833                    250             1,562           (1,356)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item              1,151                   (436)            2,463            3,906
---------------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment of
         debt, (net of income tax benefit of $330
         and $27 in 1997 and 1995, respectively)            --                    449                --               62
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        1,151                   (885)            2,463            3,844
Preferred stock dividends                                   51                    102               109              184
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) available
 to common stockholders                            $     1,100              $    (987)         $  2,354         $  3,660
===========================================================================================================================
Basic earnings (loss) per share
Net income (loss) before extraordinary item        $      0.18              $   (0.09)        $    0.42         $   0.79
Extraordinary item                                          --                  (0.07)               --            (0.01)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $      0.18              $   (0.16)        $    0.42         $   0.78
===========================================================================================================================
Dilutive earnings (loss) per share
Net income (loss) before extraordinary item        $      0.15              $   (0.09)        $    0.34         $   0.64
Extraordinary item                                          --                  (0.07)               --            (0.01)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $      0.15              $   (0.16)        $    0.34         $   0.63
===========================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND FOR THE YEARS ENDED DECEMBER 31,
                             1997, 1996 AND 1995

                   (Dollars in thousands except share data)

                                                                                                                     TREASURY AND
                                                                                                      ADDITIONAL        COMMON
                                                 PREFERRED STOCK             COMMON STOCK              PAID-IN          STOCK
                                               --------------------     ---------------------
                                              SHARES         AMOUNT       SHARES         AMOUNT          CAPITAL         ISSUABLE
------------------------------------------------------------------------------------------------------------------------------------

Balance as of January 1, 1995                 4,984,320      $   5      15,445,063     $   15     $      19,645        $     --

Stock options exercised                              --         --         150,000         --               113              --
Warrants exercised                                   --         --         100,000         --                50              --
Common shares issuable                               --         --              --         --                --           2,000
Issuance of preferred stock                   1,063,830          1              --         --             1,999              --
Conversion of preferred stock                  (543,000)                   638,568          1                (1)             --
One-for-four reverse stock split                     --         --     (12,238,537)       (12)               12              --
Preferred dividends                                  --         --              --         --                --              --
Net income
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1995                             5,505,150      $   6       4,095,094     $    4      $     21,818        $  2,000
====================================================================================================================================
 Stock options and warrants
   exercised and                                     --         --          63,750         --               500              --
   related tax benefit
 Common shares issuable                              --         --         312,500          1             1,999          (2,000)

 Common shares issued                                --         --         122,270         --             1,740              --
Private placement of
         common stock, net of
         transaction costs                           --         --       1,000,000          1            11,607              --
Conversion of preferred stock                  (807,608)        (1)        237,441         --                 1              --
Preferred dividends                                  --         --             --          --                --              --
Net income                                           --         --             --          --                --              --
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1996                             4,697,542      $   5      5,831,055     $     6      $     37,665              --
====================================================================================================================================
Stock options and warrants
         exercised and                               --         --        256,750          --               682              --
         related tax benefit
Conversion of preferred stock                  (104,000)        --         33,560          --                --              --
Other                                                --         --                         --                (7)             --
Treasury stock

Preferred dividends                                  --         --             --          --                --              --
Net loss                                             --         --             --          --                --              --
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1997                             4,593,542      $   5      6,121,365     $     6     $      38,340           $(375)
====================================================================================================================================
Preferred dividends                                  --         --             --          --                --              --
Net income                                           --         --             --          --                --              --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                                 4,593,542      $   5      6,121,365     $     6      $     38,340           $(375)
====================================================================================================================================


                                                            ACCUMULATED
                                                              DEFICIT                TOTAL
---------------------------------------------------------------------------------------------------
Balance as of January 1, 1995                               $  (11,367)              $  8,298

Stock options exercised                                             --                    113
Warrants exercised                                                  --                     50
Common shares issuable                                              --                  2,000
Issuance of preferred stock                                         --                  2,000
Conversion of preferred stock                                       --                     --
One-for-four reverse stock split                                    --                     --
Preferred dividends                                               (184)                  (184)
Net income                                                       3,844                  3,844
---------------------------------------------------------------------------------------------------
December 31, 1995                                           $   (7,707)              $ 16,121
===================================================================================================
Stock options and warrants
  exercised and                                                     --                    500
  related tax benefit                                               --                     --
Common shares issuable                                              --                     --
Common shares issued                                                --                  1,740
Private placement of
         common stock, net of
         transaction costs                                          --                 11,608
Conversion of preferred stock                                       --                     --
Preferred dividends                                               (109)                  (109)
Net income                                                       2,463                  2,463
---------------------------------------------------------------------------------------------------
December 31, 1996                                           $   (5,353)              $ 32,323
===================================================================================================
Stock options and warrants
         exercised and                                              --                    682
         related tax benefit
Conversion of preferred stock                                       --                     --
Other                                                               --                      7
Treasury stock                                                      --                   (375)
Preferred dividends                                               (102)                  (102)
Net loss                                                          (885)                  (885)
---------------------------------------------------------------------------------------------------
December 31, 1997                                           $   (6,340)              $ 31,636
===================================================================================================
Preferred dividends                                                (51)                   (51)
Net income                                                        1,151                 1,151
---------------------------------------------------------------------------------------------------
June 30, 1998                                               $    (5,240)             $ 32,736
===================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow

                            (Dollars in thousands)

                                                             For the Six Months             For the Year Ended December 31,
                                                                                        ---------------------------------------
                                                            Ended June 30, 1998               1997        1996           1995
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                 $   1,151         $     (885)   $  2,463       $  3,844
-------------------------------------------------------------------------------------------------------------------------------
Adjustment to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
    Depreciation and amortization                                         1,964              3,230       2,202          1,586
    Provision for losses on accounts receivable                              96                345          87             97
    Provision for restructuring                                               0              2,960           0              0
    Provision for deferred taxes                                            277               (300)      1,207              0
    Minority interest in income                                              35                 86          94             86
    Early extinguishment of debt                                              0                779           0             89
    Reversal of tax valuation allowance                                       0                  0           0         (1,481)
Changes in Assets and Liabilities Net of Acquisitions:
    Accounts receivable                                                    (134)              (612)       (139)          (128)
    Prepaid assets                                                          (17)              (641)        (74)          (188)
    Other assets and liabilities                                          1,088               (228)       (243)          (176)
    Unearned income                                                        (562)               213        (133)            46
    Accounts payable and accrued expenses                                  (599)             2,400        (689)           262
-------------------------------------------------------------------------------------------------------------------------------
    Total Adjustments                                                     2,148              8,232       2,312            193
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                 3,299              7,347       4,775          4,037
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Capital expenditures                                                 (4,952)           (15,221)    (12,776)        (2,052)
    Proceeds from sale of property and equipment                          6,948              7,451       8,636            251
    Payment for acquisitions net of cash acquired                        (3,457)           (10,145)     (4,968)        (9,101)
    Payment of earn out related to acquisition                           (1,500)                 0           0              0
    Other                                                                     0                  0           0           (146)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                    (2,961)           (17,915)     (9,108)       (11,048)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Proceeds from term loan and revolving line of credit                 12,526             18,641       6,000          7,500
    Proceeds from subordinated debt                                           0                  0           0          6,000
    Proceeds from real estate mortgage                                        0                  0           0          3,567
    Proceeds from other debt                                                  0                  0       1,500          3,672
    Transaction costs related to issuance of debt and stock                   0                  0           0         (1,091)
    Proceeds from issuance of common stock                                    0                  0      11,608            163
    Repayment of long term debt                                         (14,474)            (9,682)     (7,023)       (11,699)
    Repayment of subordinated debt                                         (497)            (1,164)     (6,334)             0
    Repayment of capital lease obligation                                   (39)               (71)        (50)           (56)
    Proceeds from issuance of preferred stock                                 0                  0           0          2,000
    Dividends paid to preferred stockholders                                (51)              (102)       (108)          (184)
    Proceeds from exercise of stock options                                   0                299         277              0
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                (2,535)             7,921       5,870          9,872
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (2,197)            (2,647)      1,537          2,861
Cash and cash equivalents at beginning of year                            2,605              5,252       3,715            854
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $     408         $    2,605    $  5,252       $  3,715
===============================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES

                          SUPPLEMENTAL SCHEDULES FOR

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                          For the Six Months             For the Year Ended December 31,
                                                                 ------------------------------------------------
                                         Ended June 30, 1998              1997              1996         1995
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash
  Flow Information
Cash paid during year for:
  Interest                                          $    992           $  2,005           $  1,973    $  1,824
  Income taxes                                           157                728                434         137

Noncash financing and investing activities
Tax benefit related to exercise of
stock options and warrants                                --                 --                224          --

Acquisitions
     Fair value of tangible assets acquired            1,432              2,404                841       6,848
         Cost in excess of net assets acquired         4,876             14,844              8,979       8,727
         Cash acquired                                    --                 --               (573)        (30)

         Liabilities assumed                          (1,291)            (1,352)              (685)       (934)
         Notes issued                                 (1,560)            (5,751)            (1,854)     (3,310)
         Escrow held                                      --                 --                 --        (200)
         Common shares issued                             --                 --             (1,740)     (2,000)
-----------------------------------------------------------------------------------------------------------------
         Total cash paid for acquisitions           $  3,457           $ 10,145           $  4,968    $  9,101
=================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY BACKGROUND:

     Nobel Education Dynamics, Inc. (the "Company") was founded in 1982 and commenced operations in 1984. The Company operates private pre-schools, elementary schools and middle schools located in California, the Mid-Atlantic states, North Carolina, South Carolina, Virginia, Illinois, Indiana, Washington, Florida, Oregon and Nevada.

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

     RECOGNITION OF REVENUES:

     Revenue is recognized as the services are performed.

     CASH AND CASH EQUIVALENTS

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

     COST IN EXCESS OF NET ASSETS ACQUIRED:

     The Company's policy is to amortize cost in excess of net assets acquired related to acquisitions over 30 years for preschools and 40 years for elementary schools. Management has evaluated the life cycles of similar schools and determined that these lives are consistent with a historical range for private elementary education. In evaluating potential acquisitions of child care centers, management considers not only the current child care operations but also the outlook for these centers as elementary schools. The excess of purchase price over net assets acquired is amortized on a straight-line basis.

     Amortization expense amounted to $591,000, $1,005,000, $651,000, and $342,000 for the six months ended June 30, 1998 and the years ended December 31, 1997, 1996, and 1995, respectively. Accumulated amortization at June 30, 1998, December 31, 1997 and 1996 was $3,745,691, $3,170,262 and
     $2,289,599, respectively.

     The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized in the income statement and certain disclosures regarding the impairment are made in the financial statements.

     INCOME TAXES:

     The Company accounts for income taxes using the asset and liability method, in accordance with FAS 109, "Accounting for Income Taxes". Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

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

     EARNINGS PER SHARE:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which established new standards for computations for earnings per share. The Company adopted the new standard effective December 31, 1997 and restated the prior years calculation accordingly. The restatement did not result in a material change from amounts previously reported.

     Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-dividend bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator.

     Earnings per share are computed as follows (dollars in thousands except per share data):

                                           FOR THE SIX MONTHS ENDED     FOR THE YEAR ENDED DECEMBER 31,
                                                      JUNE 30, 1998       1997         1996         1995
     ----------------------------------------------------------------------------------------------------
     Basic (loss) earnings per share:
          Net (loss) income                   $    1,151            $     (885)   $    2,463  $    3,844
          Less preferred
          stock dividends                             51                   102           109         184
     ----------------------------------------------------------------------------------------------------
          Net income available
          for common stock                         1,100                  (987)        2,354       3,660
          Average common
          stock outstanding                    6,121,365             6,052,625     5,545,605   4,688,355
          Basic earnings (loss)
          per share                           $     0.18            $    (0.16)   $     0.42  $     0.78
     Diluted earnings (loss) per share:
          Net (loss) income available
          for common stock and
          dilutive securities                 $    1,151            $     (987)   $    2,463  $    3,844
          Average common
          stock outstanding                    6,121,365             6,052,625     5,545,605   4,688,355
          Additional common
          shares resulting from
          dilutive securities:
          Options, warrants
          and convertible
          preferred stock                      1,395,686                  N/A      1,717,178   1,440,786
     ----------------------------------------------------------------------------------------------------
          Average common
          stock and dilutive
          securities outstanding               7,517,051             6,052,625     7,262,783   6,129,141
          Diluted earnings
          (loss) per share                    $     0.15            $    (0.16)   $     0.34  $     0.63

     CONCENTRATIONS OF CREDIT RISK

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

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified in the current year for comparative purposes.

(2)  CHANGE IN FISCAL YEAR

     In the last quarter of 1997, the Company changed its fiscal year end to the end of June. Accordingly, the Company's transition period, which ended June 30, 1998 includes the six months from January 1 to June 30, 1998. There were 52 weeks in each of fiscal 1997, 1996 and 1995 and 26 weeks in fiscal 1998.

     The following unaudited results of operations for the six months ending June 30, 1997 are presented for comparative purposes and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for that period (dollars in thousands, except per share data).

                                                                 SIX MONTHS ENDED JUNE 30, 1997
                                                                           (unaudited)
     --------------------------------------------------------------------------------------------
     Revenues                                                                           $39,664
     Operating expenses                                                                  32,878
     --------------------------------------------------------------------------------------------
     School operating profit                                                              6,786
     New school development                                                                  98
     General and administrative expenses                                                $ 2,817
     --------------------------------------------------------------------------------------------
     Operating income                                                                     3,871
     --------------------------------------------------------------------------------------------
     Interest expense                                                                       854
     Other income                                                                            (5)
     Minority interest in earnings of consolidated subsidiary                                49
     --------------------------------------------------------------------------------------------
     Income before income taxes                                                           2,973
     Income tax expense                                                                   1,249
     --------------------------------------------------------------------------------------------
     Net income                                                                           1,724
     --------------------------------------------------------------------------------------------
     Preferred stock dividends                                                               51
     --------------------------------------------------------------------------------------------
     Net income available to common stockholders                                        $ 1,673
     ============================================================================================
     Basic earnings per share                                                             $0.28
     ============================================================================================
     Dilutive earnings per share                                                          $0.23
     ============================================================================================

(3)  ACQUISITIONS:

     During the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996, the Company completed various acquisitions, all of which are accounted for using the purchase method, which are described below. The results of operations for all acquisitions are included in the Consolidated Statement of Income from the date of acquisition.

     1998 ACQUISITIONS

     In March and May 1998, the Company completed the acquisition of four elementary schools and one preschool. The Company acquired the assets of Touchstone Elementary School in Lake Oswego, Oregon, which has a capacity for 150 students. The Company acquired the stock of Lake Forest Park Montessori School, Inc., owner of Lake Forest Park Montessori School, in Seattle, Washington, which has a capacity of 250 students. The Company acquired the assets of the Western School, located in North Lauderdale, Florida, which has a capacity for 350 children. Lastly, the Company acquired the Brighton Schools in Seattle, Washington. The Brighton Schools consist of an elementary school and a preschool with a combined capacity of 319 students. The aggregate purchase price for the four acquisitions equaled $3,457,000 in cash, $1,560,000 in subordinated notes payable over five years and approximately $1,291,000 in assumed liabilities.

     1997 ACQUISITIONS:

     ACQUISITION OF ANOTHER GENERATION ENTERPRISES INC.

     In January 1997, the Company purchased Another Generation Enterprises Inc. and certain related corporations, which owned six preschools located in Broward County and Palm Beach County, Florida with a capacity of 1,200 children. The aggregate purchase price for the stock totaled $4,543,000, with $3,643,000 in cash, $750,000 in notes and approximately $150,000 in assumed liabilities.

     Also in January 1997, the Company purchased a 19.99% interest in the Sagemont School located in Weston, Florida from the principal owners of Another Generation Enterprises Inc. The Sagemont

     School is an elementary school with a capacity of 340 students which opened in the Fall of 1996. The Company also formed a joint venture with such persons to develop five additional elementary schools in Florida, each of which the Company will own 80%.

     ACQUISITION OF RAINBOW BRIDGE SCHOOLS

     In April 1997, the Company acquired the Rainbow Bridge schools located in San Jose, California. Rainbow Bridge schools include two private elementary and middle schools and three preschools, with combined licensed capacity of
     950. The purchase price of the acquisitions totaled $7,508,000, $5,140,000 paid in cash and $2,368,000 paid in notes (including amounts paid on an "earn out" based on achievement of certain earnings targets).

     ACQUISITION OF LAS VEGAS SCHOOLS

     In September 1997, the Company purchased three schools located in Las Vegas, Nevada, formerly operating as Hillpointe Elementary School and Warren Walker Preschools, with current combined licensed capacity of 670. The Hillpointe Elementary School is a new school which opened in September 1997. The purchase price of the acquisition totaled approximately $3,800,000, $2,300,000 paid in cash, $700,000 paid in notes and $800,000 in assumed liabilities.

     1996 ACQUISITIONS:

     ACQUISITION OF VIRGINIA PRESCHOOLS:

     Pursuant to an acquisition agreement in February 1996, the Company acquired all the assets of four Virginia corporations, each of which operates a preschool in Virginia. The purchase price consisted of (i) $3,200,000 in cash, (ii) a five-year note in the principal amount of $337,000 bearing interest at the rate of 7% per annum and (iii) a cash earn-out payment of $25,000 paid in October 1996. The Company also entered into a five year non-compete agreement that requires monthly payments of $1,667 through February 2001. Also in February 1996, the Company acquired the assets of a fifth Virginia preschool for 96,192 shares of the Company's common stock (valued at $1,500,000 for financial statement purposes), and a cash earn-out payment of $12,500 paid in October 1996.

     ACQUISITION OF MACGREGOR CREATIVE SCHOOLS, OAK RIDGE PRIVATE SCHOOL AND EVERGREEN ACADEMY:

     In November 1996, the Company acquired the assets of MacGregor Creative Schools located in Cary, North Carolina. MacGregor Creative Schools consisted of two preschools with aggregate capacity of 408 children. In December 1996, the Company acquired the assets of Oak Ridge Private School, an elementary school located in Coto de Caza, California. Oak Ridge Private School has potential licensed capacity of 198 children. In December 1996, the Company acquired the stock of Montessori House, Inc., which owned Evergreen Academy located in Seattle, Washington. Evergreen Academy consists of one elementary/middle school and one preschool with aggregate licensed capacity of 400 children. A portion of the purchase price for this transaction was paid on January 2, 1997. The purchase prices of these three transactions totaled approximately $2,560,000 in cash, $780,000 in subordinated notes, $240,000 in stock (26,078 shares) and approximately $300,000 in assumed liabilities.

     UNAUDITED PRO FORMA INFORMATION:

     The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions which closed during 1998, 1997 and 1996 all occurred at the beginning of 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1996, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end (dollars in thousands).

                                   FOR THE SIX MONTHS ENDED JUNE 30,   FOR THE YEAR ENDED DECEMBER 31,
                                                               1998             1997             1996
                                                        (UNAUDITED)                  (UNAUDITED)
     ----------------------------------------------------------------------------------------------------
     Revenues                                  $50,747                       $90,283           $81,700
     Net income
     before extraordinary item                   1,279                           252             3,242
     Earning per share
     Basic                                     $  0.21                       $  0.04           $  0.58
     Diluted                                   $  0.17                       $  0.03           $  0.44

(4)  CASH EQUIVALENTS:

     The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $2,364,000, $6,000,000 and $3,040,000 at June 30, 1998,
     December 31, 1997 and 1996, respectively. The Company's funds were invested in money market accounts which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

(5)  PROPERTY AND EQUIPMENT:

     The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows (dollars in thousands):

                                      JUNE 30, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
     ----------------------------------------------------------------------------------------
     Land                                   $ 3,147             $ 3,461             $ 4,105
     Buildings                                6,154               6,685               8,936
     Assets under capital
     lease obligations                          913                 913                 913
     Leasehold improvements                   5,947               5,358               4,477
     Furniture and equipment                 12,573              10,593               7,723
     Construction in progress                 2,867               6,020                  12
     ----------------------------------------------------------------------------------------
                                             31,601              33,030              26,166
     Accumulated depreciation                (9,226)             (7,856)             (6,843)
     ----------------------------------------------------------------------------------------
                                            $22,375             $25,174             $19,323
     ========================================================================================

     Depreciation expense was $1,325,000, $2,096,000, $1,560,000, and $1,150,000
     for the six months ended June 30, 1998 and for the years 1997, 1996 and 1995, respectively. Amortization of capital leases included in depreciation expense amounted to $7,320 in the six months ended June 30, 1998, and $14,640 in each of the years 1997, 1996, and 1995. Accumulated amortization of capital leases amounted to $468,000, $461,000, and $446,000 as of June 30, 1998, December
     31, 1997, and 1996, respectively.

(6)  RESTRUCTURING AND PROPERTY AND EQUIPMENT HELD FOR SALE

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

     In conjunction with the restructuring, the Company recorded a $2,960,000 charge in December 1997. The restructuring charge included (1) a $2,000,000 write down of the cost in excess of net assets acquired related to schools located in Indianapolis, (2) $789,000 related to the closing of non-performing schools, and (3) $171,000 related to the costs associated with the restructuring of the management team.

     The write down of fixed assets and cost in excess of net assets acquired was determined based on the estimated selling prices of these assets based on prior experience from comparable situations and information provided by outside brokers.

     Non cash charges included in the $2,960,000 charge were $2,269,019. During the six months ended June 30, 1998, cash payments related to the closing of non-performing schools and cost associated with the restructuring of the management team were $144,897 and $129,837, respectively.

     The amounts reflected in the table below for 1996 reflect certain properties located in the Southeast related to a prior restructuring.

     The balances of major property and equipment held for sale were as follows (dollars in thousands):

                               JUNE 30, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
     --------------------------------------------------------------------------------
     Land                            $   219             $   219             $   512
     Buildings                           741                 741                 940
     Leasehold improvements              936                 623                   -
     Furniture and equipment             629               1,030                 374
     Accumulated depreciation         (1,154)             (1,118)               (715)
     --------------------------------------------------------------------------------
                                     $ 1,371             $ 1,495             $ 1,111
     ================================================================================

(7)  DEBT:

     Debt consisted of the following (dollars in thousands):

                                               JUNE 30, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
     -------------------------------------------------------------------------------------------------
     LONG TERM OBLIGATIONS:
     Revolving and Term
     Credit Facility                                 $19,427             $21,574             $11,770

     1st mortgages, due in varying
     installments over three to
     twenty years with fixed interest
     rates ranging from 11% to 12%.                      281                 301               1,002

     Notes payable to sellers from
     various acquisitions, due in
     varying installments over three to
     fifteen years with fixed interest
     rates varying from 8% to 12%.                       257                 288                 644
     Other                                               758                 484                 239
     -------------------------------------------------------------------------------------------------
     Total long term obligations                     $20,723             $22,647             $13,655
     Less current portion                               (412)               (150)             (2,847)
     -------------------------------------------------------------------------------------------------
                                                     $20,311             $22,497             $10,808
     =================================================================================================
     SUBORDINATED DEBT:
     Subordinated debt agreements, due
     in varying installments over five
     to ten years with fixed interest
     rates varying from 7% to 8%.                    $ 7,697             $ 8,534             $ 3,947
     -------------------------------------------------------------------------------------------------
     Less current portion                             (1,531)             (2,561)               (529)
     -------------------------------------------------------------------------------------------------
                                                    $  6,166             $ 5,973             $ 3,418
     =================================================================================================

     DEBT:

     On August 31, 1995, the Company completed a $23,000,000 refinancing (the "Refinancing") which consisted of the placement of: (1) a $7,500,000 revolving line of credit and a $7,500,000 term loan, both financed through Summit Bank (the "Credit Agreement"); (2) $6,000,000 of subordinated debentures with Allied Capital Corporation and affiliated entities (collectively, "Allied"); (3) 1,063,830 shares of Series D Convertible Preferred Stock sold to Allied for a purchase price of $2,000,000; and (4) warrants sold to Allied to acquire an aggregate of 309,042 shares of the Company's Common Stock, subject to certain adjustments under anti-dilution provisions, for a purchase price of $100. The Refinancing resulted in an extraordinary loss of $62,000 related to the write-off of the unamortized loan origination fees in 1995.

     On November 1, 1996, the Company amended the Credit Agreement which increased the Company's revolving line of credit from $7,500,000 to $10,000,000 and extended the maturity dates of the loans.

     In 1997, the Company amended its credit agreement three times, the most significant of which occurred in December with the execution of the Seventh Amendment and Modification to the Credit Agreement. These amendments: (1) increased the Company's borrowing capacity to $25,000,000, (2) changed the prior fixed interest rates (applicable to term loans) to variable rates,
     (3) provided that all revolving debt will convert to a term loan in January 2001, (4) extended terms for an additional five years for the prior term loan and six years for the prior revolving line of credit and (5) increased the number of permitted new school construction projects. Two facilities are established under the Seventh Amendment: a $3,000,000 facility (Revolving and Term Facility A) and a $22,000,000 facility (Revolving and Term Facility B). Amounts outstanding under term loans at the time of the restructuring were treated as initial outstanding balances under the new Revolving and Term Facilities. Under the new arrangements, no principal payments are required until January 1, 2001. Commencing on January 1, 2001, the Company must pay outstanding principal balance of the Revolving and Term Facilities in 60 equal monthly installments.

     Interest on the unpaid principal balance of Revolving and Term Facility A accrues at a variable interest rate ("Floating Rate") equal to the base rate of Summit Bank plus 25 basis points (subject to reduction, based on performance). Interest on the unpaid principal balance of Revolving and Term Facility B accrues at a variable interest rate equal to the Floating Rate or a LIBOR-based rate (at the Company's option, chosen at the beginning of any interest rate period). Interest rates on the outstanding borrowings as of June 30, 1998 ranged from 8.0% to 8.5% with an effective weighted average rate of 8.5%.

     The Company may elect to convert to a term loan portions of the Revolving and Term Facility B in increments of $2,500,000. Such term loans would be payable over sixty months.

     By postponing the dates of required principal payments under the Company's loans, the Seventh Amendment significantly improved the Company's cash flow requirements under these loans. The restructuring allows the Company greater flexibility in managing its cash flow and allows greater ability to use available funds to grow the Company. Because of the significant change in the repayment terms of the senior loan, in accordance with Emerging Issue Task Force Issue 96-19 "Debtors Accounting for Modification of Debt Instrument", the Company wrote off the financing fees related to the prior financing totaling $779,000 on a pretax basis. The charge was recorded as an extraordinary item and accordingly shown tax effected.

     At June 30, 1998 and December 31, 1997, the principal amounts outstanding under the Revolving and Term Facility B were $19,427,000 and $21,574,000, and no amounts were outstanding under the Revolving and Term Facility A.

     The Company's debt agreements contain restrictive covenants regarding the payment of common stock dividends and the maintenance of ratios related to debt to earnings before interest, taxes, depreciation and amortization.

     Maturities of long-term obligations are as follows: $1,943,000 in 1999, $2,000,000 in 2000, $1,978,000 in 2001, $1,792,000 in 2002, $878,000 in
     2003, and $401,000 in 2004 and thereafter. The terms of the Company's credit facility with Summit Bank, as amended, require principal payments commencing January 1, 2001. The Company borrows and repays on the facilities from time to time, as cash becomes available or is needed. Therefore, the maturities of the Revolving and Term Credit Facilities have not been included in the above figures.

8)   ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES:

     Accounts payable and other current liabilities were as follows (dollars in thousands):

                                        JUNE 30, 1998     DECEMBER 31, 1997       DECEMBER 31, 1996
     --------------------------------------------------------------------------------------------------
     Accounts payable                          $1,029                $1,508                  $  788
     Reserve for closed centers                   644                   832                     100
     Accrued payroll and related items          1,791                 1,673                   1,189
     Accrued rent                                 600                   563                     420
     Accrued property taxes                     1,514                 1,063                   1,065
     Other accrued expense                      2,569                 2,342                     903
     --------------------------------------------------------------------------------------------------
                                               $8,147                $7,981                  $4,465
     ==================================================================================================

(9)  LEASE OBLIGATIONS:

     Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancellable operating leases, excluding leases assigned, consisted of the following at June 30, 1998 (dollars in thousands):

     OPERATING LEASES

                                                SCHOOLS
                                     CLOSED       TO BE    CONTINUING
                                    SCHOOLS     DIVESTED      SCHOOLS  TOTAL
     -------------------------------------------------------------------------
     1999                             $  253    $  591    $ 15,072  $ 15,916
     2000                                200       591      14,319    15,110
     2001                                176       590      13,940    14,706
     2002                                172       573      13,180    13,925
     2003                                132       485      12,490    13,107
     2004 and thereafter                 224     3,477      89,870    93,571
     -------------------------------------------------------------------------
     Total minimum
     lease obligations                $1,157    $6,307    $158,871  $166,335
     =========================================================================

     CAPITAL LEASES
     1999                                                           $    116
     2000                                                                105
     2001                                                                 77
     2002                                                                  0
     -------------------------------------------------------------------------
     Total minimum lease obligations                                $    298
     -------------------------------------------------------------------------
     Less amount representing interest                                    48
     -------------------------------------------------------------------------
     Present value of capital lease obligations                          250
     -------------------------------------------------------------------------
     Less current portion                                                 88
     -------------------------------------------------------------------------
                                                                    $    162
     =========================================================================

     Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $7,103,000, $11,157,000, $8,113,000, and $5,829,000 for the six months ended June 30, 1998 and the years ended December 31, 1997,

     1996 and 1995, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

     The Company entered into agreements to assign or sublease leases for five centers under development and nine centers which were operating. The 14 assigned leases have remaining terms from four years to 14 years. Under the agreements, the Company is contingently liable if the assignee is in default under the lease. Contingent future rental payments under the assigned leases are as follows (dollars in thousands):

               1999                       $  674
               2000                       $  657
               2001                       $  595
               2002                       $  589
               2003 and thereafter        $1,798

(10) STOCKHOLDERS' EQUITY:

     PREFERRED STOCK:

     In connection with the Refinancing (see Note 7), on August 31, 1995, the Company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D are not entitled to dividends, unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.88 per share plus any unpaid dividends. At June 30, 1998, December 31, 1997 and 1996, 1,063,830 shares were outstanding.

     On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants discussed below under "Common Stock Warrants" for an aggregate purchase price of $2,500,000. The Series C Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series C Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. At June 30, 1998, December 31, 1997 and 1996, 2,500,000 shares were outstanding.

     On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. At June 30, 1998, December 31, 1997 and 1996, 1,029,712,
     1,029,712 and 1,133,712 shares were outstanding, respectively. Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend.

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

     COMMON STOCK WARRANTS:

     In connection with the Refinancing (see Note 7) on August 31, 1995, the Company issued to Allied warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock.

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

     1995 STOCK INCENTIVE PLAN

     On September 22, 1995, the stockholders approved the 1995 Stock Incentive Plan. On September 19, 1997, the stockholders approved amendments to the 1995 Stock Incentive Plan, including an increase in the number of shares of common stock available for issuance under the Plan to 750,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan (other than a certain stock grant which was terminated) have been non-qualified stock options which vest over three years (except that options issued to directors vest in full six months following the date of grant).

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

     Option activity (adjusted for the 4:1 reverse split) with respect to the Company's stock incentive plans and other employee options was as follows:

     OUTSTANDING OPTIONS

                                                       WEIGHTED  AVERAGE
                             NUMBER           RANGE      EXERCISE  PRICE
     -------------------------------------------------------------------
     Balance,
     January 1, 1995         79,775   $  3.00  to   $ 13.00      $  4.57
     -------------------------------------------------------------------
     Granted                102,950   $11.625                    $11.625
     Canceled                     -         -             -            -
     Exercised              (37,500)  $  3.00  to   $  4.00      $  3.75
     -------------------------------------------------------------------
     Balance,
     December 31, 1995      145,225   $  3.00  to   $ 13.00      $  9.78
     ===================================================================
     Granted                 60,500   $ 10.50  to   $ 15.81      $ 11.52
     Canceled               (28,175)  $11.625                    $11.625
     Exercised              (28,750)  $  4.00  to   $  6.00      $  3.75
     -------------------------------------------------------------------
     Balance,
     December 31, 1996      148,800   $  3.00  to   $ 15.81      $ 12.67
     ===================================================================
     Granted                183,200   $  7.88  to   $ 10.50      $  9.48
     Canceled               (54,575)  $  3.00  to   $ 13.00      $ 11.50
     Exercised              ( 6,250)  $  3.50  to   $ 13.50      $ 11.50
     -------------------------------------------------------------------
     Balance,
     December 31, 1997      271,175   $  3.00  to   $ 16.50      $ 10.75
     ===================================================================
     Granted                156,507   $  5.06  to   $ 9.250      $  5.90
     Canceled               (13,250)  $  7.87  to   $11.625      $ 10.02
     Exercised                    0   $     -  to   $     -      $     -
     -------------------------------------------------------------------
     Balance,
     June 30, 1998          414,432   $  3.00  to   $ 16.50      $  8.15
     ===================================================================

     At June 30, 1998, December 31, 1997 and 1996, 417,943, 545,940 and 269,813
     shares, respectively, remained available for options or stock grants under the 1995 Stock Incentive Plan and 77,191 options were exercisable under such Plan and earlier stock option plans.

     The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

                               JUNE 30,              YEAR ENDED DECEMBER 31,
                                 1998      1997          1996        1995
     -----------------------------------------------------------------------
     Net (loss) income
     - as reported                1,151  $  (885)       $2,463      $3,844
     Net (loss) income
     - pro forma                    863   (1,222)        2,365       3,841
     Net (loss) income per share
     - as reported               $ .018  $ (0.16)       $ 0.42      $ 0.78
     Net (loss) income per share
     - pro forma                 $ 0.14  $ (0.20)       $ 0.41      $ 0.78

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

               Expected dividend yield                      0%
               Expected stock price volatility          39.23%
               Risk-free interest rate            5.42 - 5.80%
               Expected life of options               3 years

     Activity (adjusted for the 4:1 reverse split) with respect to warrants outstanding at June 30, 1998 is as follows:

                                                          NUMBER                      RANGE
     ------------------------------------------------------------------------------------------------
     Balance, January 1, 1995                                430,000           $2.00   to   $4.00
     Granted                                                 309,042           $7.52
     Canceled                                                      -               -           -
     Exercised                                               (25,000)          $2.00
     ------------------------------------------------------------------------------------------------
     Balance, December 31, 1995                              714,042           $2.00   to   $7.52
     ------------------------------------------------------------------------------------------------
     Granted                                                       -               -           -
     Canceled                                                      -               -           -
     Exercised                                               (25,000)          $4.13           -
     ------------------------------------------------------------------------------------------------
     Balance, December 31, 1996                              689,042           $2.00   to   $7.52
     ------------------------------------------------------------------------------------------------
     Granted                                                       -               -           -
     Canceled                                                 (5,000)          $2.00   to   $7.52
     Exercised                                              (250,000)          $2.00
     ------------------------------------------------------------------------------------------------
     Balance, December 31, 1997                              434,042           $4.00   to   $7.52
     ------------------------------------------------------------------------------------------------
     Granted                                                       -
     Canceled                                                      -
     Exercised                                                     -
     ------------------------------------------------------------------------------------------------
     Balance, June 30, 1998                                  434,042           $4.00   to   $7.52
     ------------------------------------------------------------------------------------------------

(11) OTHER (INCOME) EXPENSE:

     Other (income) expense consists of the following (dollars in thousands):

                                         FOR THE SIX MONTHS ENDED    FOR THE YEAR ENDED DECEMBER 31,
                                                JUNE 30, 1998        1997            1996        1995
     ---------------------------------------------------------------------------------------------------
     Interest income                             $     (95)            $(179)      $(470)        $(142)
     Rental income                                     (17)              (77)       (143)         (194)
     Depreciation related to
     rental properties                                   9                33          73            82
     Other projects                                      -                (2)          -            29
     Costs related to centers
     held for sale                                       1                67          58            99
     ---------------------------------------------------------------------------------------------------
                                                 $    (102)            $(158)      $(482)        $(126)
     ===================================================================================================

(12) RELATED-PARTY TRANSACTIONS:

     Legal services were rendered to the Company by Drinker Biddle & Reath, of which a director of the Company is a partner. The Company expects this firm to continue to provide such services during 1998. Fees paid to the firm for the six months ended June 30, 1998 and for the years 1997, 1996 and 1995 totaled $2,028, $36,000, $128,000, and $704,000, respectively.

(13) INCOME TAXES:

     Current tax provision (dollars in thousands):

                                   FOR THE SIX MONTHS ENDED        FOR THE YEAR ENDED DECEMBER 31,
                                        JUNE 30, 1998                  1997       1996      1995
     -----------------------------------------------------------------------------------------------
     Federal                                 $467                     $   26    $    62    $    34
     States                                    89                        194        293         91
     -----------------------------------------------------------------------------------------------
                                             $556                     $  220    $   355    $   125
     Deferred tax provision                   277                         30    $ 1,207     (1,481)
     -----------------------------------------------------------------------------------------------
                                             $833                     $  250    $ 1,562    $(1,356)
     ===============================================================================================

     The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following (dollars in thousands):

                                    FOR THE SIX MONTHS ENDED    FOR THE YEAR ENDED DECEMBER 31,
                                         JUNE 30, 1998            1997      1996     1995
     -------------------------------------------------------------------------------------------
     U.S. federal statutory rate            $674                  ($  63)  $ 1,364   $   867
     State taxes, net of
     federal  tax benefit                     54                   $ 137   $   119   $   127
     Benefit from realization
     of net operating losses                   0                       0         0     ($996)
     Reduction in valuation allowance          0                       0         0   $(1,481)
     Goodwill and other                      105                     176        79       127
     -------------------------------------------------------------------------------------------
                                            $833                   $ 250   $ 1,562   $(1,356)
     ===========================================================================================

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (dollars in thousands):

                                   FOR THE SIX MONTHS            FOR THE YEAR ENDED DECEMBER 31,
                                   ENDED JUNE 30, 1998         1997             1996             1995
     ------------------------------------------------------------------------------------------------------------
                                        DEFERRED            DEFERRED         DEFERRED         DEFERRED
                                        TAX ASSETS          TAX ASSETS       TAX ASSETS       TAX ASSETS
                                       (LIABILITIES)       (LIABILITIES)   (LIABILITIES)     (LIABILITIES)
     ------------------------------------------------------------------------------------------------------------
     Depreciation                        ($725)             ($576)           $ (383)          $ (241)
     Provision for center
     closings and
     other restructurings                1,534              1,635               379            1,270
     Net operating losses                    0                  0               801              720
     AMT credit carryforward                95                 94                90              126
     Other                                 127                155               121              116
     ------------------------------------------------------------------------------------------------------------
     Net deferred tax asset             $1,031             $1,308            $1,008           $1,991
     ============================================================================================================

     In 1995, based on three years of positive net income and the analysis of projections for the years 1996 through 1999, the Company removed the remaining valuation allowance. Accordingly, such amounts were recorded as a credit to income tax expense in the respective periods.

(14) EMPLOYEE BENEFIT PLANS:

     The Company has a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company matches 25% of an employee's contribution to the Plan of up to 6% of the employee's salary. Nobel's matching contributions under the Plan were $60,000, $90,000, $74,000 and $61,000 for the six months ended June 30, 1998 and the years ended December 31, 1997, 1996 and 1995, respectively.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

(16) COMMITMENTS AND CONTINGENCIES:

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

(17) SUBSEQUENT EVENTS

     DEBT

     In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. The senior subordinated note bears interest at 10.0% and matures in two installments of principal, $5,000,000 in 2004 and $5,000,000 in 2005. Payments on the note are subordinate to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The Company recorded a debt discount and allocated $900,000 of the proceeds of the transaction to the value of the warrants. This debt discount is being amortized to interest expense over the term of the note.

     FORMATION OF SUBSIDIARY AND ACQUISITION

     On August 17, 1998, the Company entered into a joint venture transaction with Developmental Resource Center, Inc. (DRC), which is owned 80% by Nobel Education Dynamics, Inc. and 20% by Dr. Deborah Levy, a recognized leader in the field of special education programs. The joint venture, Nobel Learning Solutions, LLC acquired the assets of DRC. The three schools, located in Florida, specialize in full day programs, summer camps, testing services and clinics for K-8th grade students who have learning challenges such as dyslexia, attention deficit disorder (ADD and ADHD), and other learning disabilities.

                                 EXHIBIT INDEX
                                 -------------

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

4.4 Fifth Amendment and Modification dated March 20, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.5 Sixth Amendment and Modification dated May 5, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

4.6 Seventh Amendment and Modification dated December 22, 1997 to Loan and Security Agreement. (Filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.7 Eighth Amendment and Modification dated April __, 1998 to Loan and Security Agreement.

4.8 Ninth Amendment and Modification dated as of June 30, 1998 to Loan and Security Agreement.

4.9 Revolving and Term Facility Note A dated December 22, 1997 in the principal sum of $22,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.10 Revolving and Term Facility Note B dated December 22, 1997 in the principal sum of $3,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

4.11 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation

4.12 Senior Subordinated Note dated as of June 30, 1998 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation.

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

10.4 Form of Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan.

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

10.12 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,172.25 shares (subject to adjustment) of the Common

          Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 10.12 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

                                                       Number of Shares
                                                       of Common Stock
       Warrant No.  Holder                             (subject to adjustment)
       -----------  ------                             -----------------------
       2            Allied Capital Corporation II      142,932.25
       3            Allied Investment Corporation      92,713
       4            Allied Investment Corporation II   50,219.5

10.13 Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the Common Stock of the Registrant.

10.14 First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation.

10.15 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997, as amended on June 11, 1998.

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

23        Consent of Coopers & Lybrand L.L.P.

27        Financial Data Schedule

Certain schedules (and similar attachments) to Exhibits 4.1 through 4.8 and Exhibits 4.11 and 10.11 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.