Form 10-Q
period 1998-09-30
NOBEL EDUCATION DYNAMICS INC
filed 1998-11-16
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended:                        SEPTEMBER 30, 1998

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

                                         Yes    X        No
                                            ---------      ---------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,121,365 shares of Common Stock outstanding at November 5, 1998.

                              INDEX TO FORM 10-Q

                        Nobel Education Dynamics, Inc.



                                                                         Page
PART I.     FINANCIAL INFORMATION                                       Number
                                                                        ------
Item 1. Financial Statements

        Consolidated Balance Sheets,
        September 30, 1998 (unaudited) and June 30, 1998................   2

        Consolidated Statements of Income for the
        three months ended September 30, 1998 (unaudited)
        and 1997 (unaudited)............................................   3

        Consolidated Statements of Cash Flows for the
        three months ended September 30, 1998 (unaudited)
        and 1997 (unaudited)............................................   4

        Notes to Consolidated Interim Financial Statements..............   5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................   6

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

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                                                                September 30,           June 30,
ASSETS                                                                              1998                  1998
------                                                                      --------------------  ---------------------
Cash and cash equivalents                                                                $ 4,474                $   408
Accounts receivable, less allowance for doubtful accounts of $133                          1,193                  1,130
Prepaid rent                                                                                 126                  1,276
Prepaid insurance and other                                                                  450                    738
                                                                                         -------                -------
Total Current Assets                                                                       6,243                  3,552
                                                                                         -------                -------

Property and equipment, at cost                                                           31,752                 31,601
Accumulated depreciation                                                                  (9,961)                (9,226)
                                                                                         -------                -------
                                                                                          21,791                 22,375

Property and equipment held for sale                                                       1,318                  1,371
Cost in excess of net assets acquired                                                     46,075                 41,753
Deposits and other assets                                                                  4,505                  3,541
Deferred taxes                                                                             1,031                  1,031
                                                                                         -------                -------

Total Assets                                                                             $80,963                $73,623
                                                                                         =======                =======

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

Current portion of long-term obligations                                                 $ 2,297                $ 2,031
Accounts payable and other current liabilities                                             6,431                  8,147
Unearned income                                                                            6,549                  3,595
                                                                                         -------                -------
Total Current Liabilities                                                                $15,277                $13,773
                                                                                         -------                -------

Long-term obligations                                                                     16,206                 20,311
Long-term subordinated debt                                                               15,419                  6,166
Capital lease obligations                                                                    138                    162
Deferred gain on sale/leaseback                                                               34                     35
Minority interest in consolidated subsidiary                                                 460                    440
                                                                                         -------                -------

Total Liabilities                                                                        $47,534                $40,887
                                                                                         -------                -------

Stockholders Equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 in September 30, and June 30, 1998
   $5,530 aggregate liquidation preference at September 30, 1998 and
   June 30, 1998                                                                               5                      5



Common stock, $.001 par value, 20,000,000 shares authorized, issued and
 outstanding 6,121,365 in both September 30, and June 30, 1998                                 6                      6

Treasury Stock, cost; 36,810 shares                                                         (375)                  (375)
Additional paid-in capital                                                                39,239                 38,340
Accumulated deficit                                                                       (5,446)                (5,240)
                                                                                         -------                -------

Total Stockholders Equity                                                                 33,429                 32,736
                                                                                         -------                -------

Total Liabilities and Stockholders Equity                                                $80,963                $73,623
                                                                                         =======                =======

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            for the three months ended September 30, 1998 and 1997
            ------------------------------------------------------
              (Dollars in thousands except per share information)
                                  (unaudited)


                                                                                  1998               1997
                                                                                  ----               ----
Revenues                                                                             $23,911            $18,926

Operating expenses                                                                    21,592             17,373
                                                                                     -------            -------

       School operating profit                                                         2,319              1,553

General and administrative expenses                                                    1,747              1,443

New school development costs                                                             233                118
                                                                                     -------            -------

       Operating income (loss)                                                           339                 (8)

Interest expense                                                                         683                462

Other (income) expense                                                                   (43)                 3

Minority interest in earnings of consolidated subsidiary                                  20                 19
                                                                                     -------            -------

Income (loss) before income taxes                                                       (321)              (492)

Income tax expense (benefit)                                                            (135)              (207)
                                                                                     -------            -------

Net income (loss)                                                                    $  (186)           $  (285)
                                                                                     =======            =======

Preferred stock dividends                                                            $    21            $    26
                                                                                     -------            -------

Net income (loss) available to common stockholders                                   $  (207)           $  (311)
                                                                                     =======            =======

Basic earnings (loss) per share                                                      $ (0.03)           $ (0.05)
                                                                                     =======            =======

Dilutive earnings (loss) per share                                                   $ (0.03)           $ (0.05)
                                                                                     =======            =======

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended September 30, 1998 and 1997
            ------------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)


                                                                                              1998               1997
                                                                                              ----               ----
Net Cash Provided by Operating Activities                                                    $ 2,518            $ 2,723

Cash flows from Investing Activities:
   Capital expenditures                                                                       (1,134)            (6,099)
   Proceeds from the sale of real estate                                                         966                150
   Payment for acquisitions                                                                   (3,389)            (2,313)
                                                                                             -------            -------
Net Cash Used in Investing Activities:                                                        (3,557)            (8,262)

Cash Flows from Financing Activities:
   Repayment of long-term debt                                                                (9,702)              (144)
   Cash proceeds from line of credit                                                           5,460              5,157
   Repayment of subordinated debt                                                               (608)              (146)
   Repayment of capital lease obligation                                                         (24)               (18)
   Payments of dividends on preferred stock                                                      (21)               (26)
   Proceeds from subordinated debt                                                            10,000                 --
                                                                                             -------            -------

Net Cash Provided by Financing Activities:                                                     5,105              4,823
                                                                                             -------            -------

Net increase (decrease) in cash and cash equivalents:                                          4,066               (716)

Cash and cash equivalents at the beginning of period:                                            408              1,623
                                                                                             -------            -------

Cash and cash equivalents at end of the period:                                              $ 4,474            $   907
                                                                                             =======            =======

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                NOBEL EDUCATION DYNAMICS, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements
            for the three months ended September 30, 1998 and 1997
                                  (unaudited)

Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

The Company manages its business based on geographical regions within the United States. Under SFAS 131, "Segment Reporting", the Company has aggregated these regions based on management's belief that these regions have met the aggregation criteria set forth in the standard.

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

Earnings per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" for September 30, 1997. Because the Company was in a loss position, the dilutive calculation was antidilutive and therefore the basic calculation was used. Earnings per share are computed as follows.


                                                        September 30,       September 30,
                                                            1998                 1997
                                                            ----                 ----
Basic earnings per share:

  Net loss                                                    ($186,000)          ($285,000)

  Less preferred stock dividends                                (21,000)            (26,000)
                                                              ---------           ---------
  Net loss available for common stockholders                  ($207,000)          ($311,000)



  Average common stock outstanding                            6,121,365           6,051,065

 Basic loss per share                                            ($0.03)             ($0.05)

Note 3 - Debt
-------------

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

Note 4 - Formation of Subsidiary and Acquisition
-----------------------------------------------

On August 17, 1998, the Company entered into a transaction with Developmental Resource Center, Inc. (DRC), which is owned 80% by Nobel Education Dynamics, Inc. and 20% by Dr. Deborah Levy, a recognized leader in the field of special education programs. The joint venture, Nobel Learning Solutions, LLC acquired the assets of DRC. The three schools, located in Florida, specialize in full day programs, summer camps, testing services and clinics for K-8th grade students who have learning challenges such as dyslexia, attention deficit disorder (ADD and ADHD) and other learning disabilities.

Note 5 - Commitments and Contingencies
--------------------------------------

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The information presented herein refers to the three months ended September 30, 1998 ("first quarter of fiscal 1999") compared to the three months ended September 30, 1997 ("comparable period").

Revenues for the first quarter of fiscal 1999 increased $4,985,000 or 26.3% to $23,911,000. The increase in revenues is primarily due to the increase in the number of schools added after September 1997. After June 1997, the Company opened 16 new schools and acquired 12 schools, eight of which were preschool and elementary schools and four of which were schools for learning challenged children.

The increase in revenues relating to the 16 new school openings totaled $1,870,000. The increase in revenues relating to the 12 acquired schools totaled $2,256,000. Same school revenues (schools opened for all of the first quarter of fiscal 1999 and the comparable period) increased $1,243,000, which is related to tuition and enrollment increases. The closing of eight schools offset these increases by $384,000.

School operating profit increased $766,000 or 49.3% to $2,319,000 for the first quarter of fiscal 1999. As a percentage of revenues, school operating profit increased to 9.7% in the first quarter of fiscal 1999 from 8.2% in the
comparable period.   Same school operating profit increased $679,000.  This
increase is attributable to increase in summer enrollments, tuition increases and improved management of costs. Schools acquired during the last 12 months contributed only $24,000 because these schools include elementary schools which did not have established summer programs. Due to the timing of the acquisitions, the Company was not able to establish a summer program that would positively effect first quarter results. Start up losses associated with the 16 new schools, eight of which were elementary schools, amounted to $441,000 in the first quarter of fiscal 1999. School closings positively affected school operating profit by $79,000.

In the first quarter of fiscal 1999, the Company recognized certain reductions in insurance and property tax expense that positively affected school operating profit. Insurance premium cost for the most recently ended policy year were less that expected by $225,000. Additional savings in insurance premiums are also expected in the remainder of fiscal 1999 as compared to prior periods as a result of reduced premium cost. Property tax expense was reduced by $200,000 in the first quarter of fiscal 1999 as result of over estimated property tax liability on several properties. The insurance premium savings and the reduced property tax liability on these properties will also positively affect the remainder of 1999, but at a significantly smaller amount in subsequent quarters.

New school development cost increased $115,000 to $233,000 in the first quarter of fiscal 1999 as a result of the number and type of new schools opened and the timing of the openings.

General and administrative costs increased $304,000 or 21.1% to $1,747,000. The increase is related to the addition of management in 1997 necessary to improve the infrastructure of the Company to support the growth in the number of schools. As a percentage of revenue, general and administrative expenses decreased to 7.3% for the first quarter of fiscal 1999 from 7.6% in the comparable period.

For the first quarter of fiscal 1999, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $1,536,000. This represents an increase of $760,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $221,000 to $683,000 for the first quarter of fiscal 1999. This increase is the result of additional borrowings related to acquisitions and an increase in the Company's average interest rate due to the $10,000,000 senior subordinated note issued in July 1998 which bears interest at 10%.

The income tax benefit totaled $135,000 in the first quarter of fiscal 1999, which represents a 42% effective tax rate.

Liquidity and Capital Resources
-------------------------------

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

The Company anticipates that its existing principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures and renovations and the building of new schools in the near term future.

At September 30, 1998, the principal amounts outstanding under the Revolving and Term Facilities were $15,286,000.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation ("Note"). The net proceeds were used to reduce the outstanding balance of the Company's Revolving and Term Facilities. The Note bears interest at 10% and matures in two installments of principal: $5,000,000 in 2004 and $5,000,000 in 2005. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The Company recorded a debt discount and allocated $900,000 of the proceeds of the transaction to the value of the warrants. The debt discount is being amortized to interest expense over the term of the Note.

Total cash and cash equivalents increased $4,066,000 in the first quarter of fiscal 1999 to $4,474,000. The increase is a function of an increase in deferred revenue and accounts payable.

Net cash flow from operations decreased slightly by $205,000 to $2,518,000 in the first quarter of fiscal 1999 as a result of an increase in accounts receivable and other assets.

The working capital deficit equaled $8,003,000 at September 30, 1998 compared to $10,221,000 at June 30, 1998. Working capital deficit decreased primarily as a result of the increase in cash and cash equivalents.


Year 2000 Compliance
--------------------

Management has implemented measures to ensure that the Company's information systems and applications will recognize and process information pertaining to the Year 2000. The measures being conducted utilize both internal and external resources and are directed at risk assessments, remediation, acquisition of new systems and applications, and testing of the systems and applications for Year 2000 compliance.

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

Concurrent with the Company's Year 2000 compliance efforts, the Company is upgrading its management information system to link the schools to the corporate office as well as to other schools. This process includes purchasing new and replacing old equipment and software to improve management efficiencies as well as assure Year 2000 compliance. Management anticipates that the process will be complete by December 1999 and projects spending between $1.5 million and $2.0 million on this project.

Although the Company could be affected by the systems of other companies with which it does business, management does not believe that the Company's business will be materially adversely effected by the failure of third parties to be Year 2000 compliant. Because of the geographical distribution of the Company's schools, the Company is not dependent on any one or a small group of vendors for goods and services and the needs of our customers for our services should not be adversely affected by Year 2000 issues.

Management expects that the Company will be Year 2000 compliant by the end of 1999. A failure to meet this deadline should not disrupt the Company's delivery of its services to customers. However, a failure of the Company's system could indirectly significantly impact operations, as for example, by an inability to pay employees and vendors in a timely manner.

                                    Part II
                                    -------

                               Other Information

27        Financial Data Schedule.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NOBEL EDUCATION DYNAMICS, INC.



Dated:  November 13, 1998           By:           /s/ William E. Bailey
                                       -----------------------------------------
                                    William E. Bailey
                                    Vice President/Chief Financial Officer
                                    (duly authorized officer and
                                         principal financial officer)

                                   EXHIBITS

Exhibit
Number      Description of Exhibit

27          Financial Data Schedule.