Form 10-Q
period 1998-12-31
NOBEL EDUCATION DYNAMICS INC
filed 1999-02-16
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended:                        December 31, 1998

                         Commission File Number  1-1003

                        NOBEL LEARNING COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              22-2465204
      (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)           Identification No.)

   1400 N. Providence Road, Suite 3055, Media, PA        19063
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

                                         Yes    X               No__________
                                            -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,957,565 shares of Common Stock outstanding at February 12, 1999.

                               INDEX TO FORM 10-Q

                        Nobel Learning Communities, Inc.


                                                                                                      Page
PART I.    FINANCIAL INFORMATION                                                                     Number
                                                                                                     ------

Item 1.   Financial Statements
          Consolidated Balance Sheets,
          December 31, 1998 (unaudited) and June 30, 1998.............................................  2

          Consolidated Statements of Income for the
          six months ended December 31, 1998 (unaudited)
          and 1997 (unaudited)........................................................................  3

          Consolidated Statements of Income for the
          three months ended December 31, 1998 (unaudited)
          and 1997 (unaudited)........................................................................  4

          Consolidated Statements of Cash Flows for the
          six months ended December 31, 1998 (unaudited)
          and 1997 (unaudited)........................................................................  5

          Notes to Consolidated Interim Financial Statements..........................................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............................................  9

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

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (unaudited)

                                                                                      December 31,                June 30,
ASSETS                                                                                        1998                   1998
------                                                                                     -------                -------

Cash and cash equivalents                                                                $  3,364                 $   408
Accounts receivable, less allowance for doubtful accounts of $147                           1,234                   1,130
Prepaid rent                                                                                    -                   1,276
Prepaid insurance and other                                                                   270                     738
                                                                                         --------                 -------
Total Current Assets                                                                        4,868                   3,552
                                                                                         --------                 -------

Property and equipment, at cost                                                            33,706                  31,601
Accumulated depreciation                                                                  (10,790)                 (9,226)
                                                                                         --------                 -------
                                                                                           22,916                  22,375

Property and equipment held for sale                                                        1,277                   1,371
Cost in excess of net assets acquired                                                      45,727                  41,753
Deposits and other assets                                                                   3,979                   3,541
Deferred taxes                                                                                947                   1,031
                                                                                         --------                 -------
Total Assets                                                                             $ 79,714                 $73,623
                                                                                         ========                 =======

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

Current portion of long-term obligations                                                 $  2,191                 $ 2,031
Accounts payable and other current liabilities                                              9,089                   8,147
Unearned income                                                                             4,714                   3,595
                                                                                         --------                 -------
Total Current Liabilities                                                                $ 15,994                 $13,773
                                                                                         --------                 -------

Long-term obligations                                                                      14,970                  20,311
Long-term subordinated debt                                                                14,334                   6,166
Capital lease obligations                                                                     117                     162
Deferred gain on sale/leaseback                                                                31                      35
Minority interest in consolidated subsidiary                                                  476                     440
                                                                                         --------                 -------

Total Liabilities                                                                        $ 45,922                 $40,887
                                                                                         --------                 -------

Stockholders Equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized,   issued
   and outstanding 4,593,542 in December 31, and June 30, 1998
   $5,530 aggregate liquidation preference at December 31, 1998 and   June
   30, 1998                                                                                     5                       5

   Common stock, $.001 par value, 20,000,000 shares authorized, issued and
   outstanding 6,121,365 in both December 31, and June 30, 1998                                 6                       6

   Treasury Stock, cost; 36,810 shares                                                       (375)                   (375)
   Additional paid-in capital                                                              39,239                  38,340
   Accumulated deficit                                                                     (5,083)                 (5,240)
                                                                                         --------                 -------

Total Stockholders Equity                                                                  33,792                  32,736
                                                                                         --------                 -------

Total Liabilities and Stockholders Equity                                                $ 79,714                 $73,623
                                                                                         ========                 =======

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities, Inc. and subsidiaries
                       consolidated statements of income
              for the six months ended December 31, 1998 and 1997
              ---------------------------------------------------
              (Dollars in thousands except per share information)
                                  (unaudited)

                                                                                      1998                  1997
                                                                                      ----                  ----

Revenues                                                                              $51,653              $41,316

Operating expenses                                                                     46,030               36,979
                                                                                      -------              -------

       School operating profit                                                          5,623                4,337

General and administrative expenses                                                     3,595                3,156

Restructuring expense                                                                       -                2,960

New school development costs                                                              305                  303
                                                                                      -------              -------

       Operating income (loss)                                                          1,723               (2,082)

Interest expense                                                                        1,514                1,087

Other (income) expense                                                                   (168)                 (48)

Minority interest in earnings of consolidated subsidiary                                   36                   37
                                                                                      -------              -------

Income (loss) before income taxes                                                         341               (3,158)

Income tax expense (benefit)                                                              143                 (998)
                                                                                      -------              -------

Net income (loss) before extraordinary item                                           $   198              $(2,160)
                                                                                      =======              =======

Extraordinary item                                                                          -                  449
                                                                                      -------              -------

Net income                                                                            $   198              $(2,609)
                                                                                      =======              =======

Preferred stock dividends                                                             $    42              $    51
                                                                                      -------              -------

Net income (loss) available to common stockholders                                    $   156              $(2,660)
                                                                                      =======              =======

Basic earnings (loss) per share before extraordinary item                             $  0.03              $ (0.37)
                                                                                      =======              =======

Dilutive earnings (loss) per share before extraordinary item                          $  0.03              $ (0.37)
                                                                                      =======              =======

Basic earnings (loss) per share after extraordinary item                              $  0.03              $ (0.44)
                                                                                      =======              =======

Dilutive earnings (loss) per share after extraordinary item                           $  0.03              $ (0.44)
                                                                                      =======              =======

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities, Inc. and subsidiaries

                       consolidated statements of income
             for the three months ended December 31, 1998 and 1997
             -----------------------------------------------------
              (Dollars in thousands except per share information)
                                  (unaudited)

                                                                                           1998                  1997
                                                                                           ----                  ----

Revenues                                                                                   $27,742             $22,389

Operating expenses                                                                          24,438              19,637
                                                                                           -------             -------

       School operating profit                                                               3,304               2,752

General and administrative expenses                                                          1,848               1,680

Restructuring expense                                                                           --               2,960

New school development costs                                                                    73                 185
                                                                                           -------             -------

       Operating income (loss)                                                               1,383              (2,073)

Interest expense                                                                               750                 590

Other (income) expense                                                                         (44)                (15)

Minority interest in earnings of consolidated subsidiary                                        16                  18
                                                                                           -------             -------

Income (loss) before income taxes                                                              661              (2,666)

Income tax expense (benefit)                                                                   277                (792)
                                                                                           -------             -------

Net income (loss) before extraordinary item                                                $   384             $(1,874)
                                                                                           =======             =======

Extraordinary item                                                                               -                 449
                                                                                           -------             -------

Net income                                                                                 $   384             $(2,323)
                                                                                           =======             =======

Preferred stock dividends                                                                  $    21             $    26
                                                                                           -------             -------

Net income (loss) available to common stockholders                                         $   363             $(2,349)
                                                                                           =======             =======

Basic earnings (loss) per share before extraordinary item                                  $  0.06             $ (0.31)
                                                                                           =======             =======

Dilutive earnings (loss) per share before extraordinary item                               $  0.05             $ (0.31)
                                                                                           =======             =======

Basic earnings (loss) per share after extraordinary item                                   $  0.06             $ (0.39)
                                                                                           =======             =======

Dilutive earnings (loss) per share after extraordinary item                                $  0.05             $ (0.39)
                                                                                           =======             =======

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended December 31, 1998 and 1997
              ---------------------------------------------------
                             (Dollars in thousands)
                                  (unaudited)

                                                                                               1998                 1997
                                                                                              -----                 ----

Net Cash Provided by Operating Activities                                                     $  5,894            $  2,993

Cash flows from Investing Activities:
   Capital expenditures                                                                         (3,418)            (11,632)
   Proceeds from the sale of real estate                                                         1,134               4,006
   Payment for acquisitions                                                                     (3,394)             (2,650)
                                                                                              --------            --------
Net Cash Used in Investing Activities:                                                          (5,678)            (10,276)

Cash Flows from Financing Activities:
   Repayment of long-term debt                                                                 (11,801)             (5,129)
   Cash proceeds from line of credit                                                             6,460                   -
   Repayment of subordinated debt                                                               (1,831)               (539)
   Repayment of capital lease obligation                                                           (46)                (37)
   Payments of dividends on preferred stock                                                        (42)                (51)
   Proceeds from subordinated debt                                                              10,000                   -
   Proceeds from long term debt                                                                      0              13,861
   Proceeds from the exercising of stock options                                                     0                 160
                                                                                              --------            --------

Net Cash Provided by Financing Activities:                                                       2,740               8,265
                                                                                              --------            --------

Net increase in cash and cash equivalents:                                                       2,956                 982

Cash and cash equivalents at the beginning of period:                                              408               1,623
                                                                                              --------            --------

Cash and cash equivalents at end of the period:                                               $  3,364            $  2,605
                                                                                              ========            ========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
              for the six months ended December 31, 1998 and 1997
                                  (unaudited)



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

Note 2 - Earnings Per Share
---------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which established new standards for computations for earnings per share. The Company adopted the new standard effective December 31, 1997.

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the six months and three months ended December 31, 1997, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows.


                                                   For the Six Months                            For the Three Months
                                                   ------------------                            --------------------
                                        December 31, 1998       December 31, 1997       December 31, 1998       December 31, 1997
                                        -----------------------------------------       -----------------------------------------

Basic (loss) earnings per share


Net income (loss)                                 $  198                $(2,609)                  $  384                $(2,323)

Less preferred dividends                              42                     51                       21                     26
                                                  ------                -------                   ------                -------

Net income (loss) available for
common stock                                      $  156                $(2,660)                  $  363                $(2,349)


Average common stock outstanding
                                                   6,121                  6,053                    6,121                  6,053

Basic earnings (loss) per share                   $ 0.03                $ (0.44)                  $ 0.06                $ (0.39)

Dilutive earnings (loss) per share
---------------------------------

Net income (loss) available for
common stock and dilutive
securities                                        $  198                $(2,660)                  $  384                $(2,349)

Average common stock outstanding                   6,121                  6,053                    6,121                  6,053

Additional common shares
resulting from dilutive securities

Options, warrants and
convertible securities                             1,280                    n/a                    1,280                    n/a
                                                  ------                -------                   ------                -------

Average common stock and
dilutive securities outstanding                    7,401                  6,053                    7,401                  6,053


Dilutive earnings per share                       $ 0.03                $ (0.44)                  $ 0.05                $ (0.39)


Note 3 -  ebt
-------------

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

Note 4 - Formation of Subsidiary and Acquisition
-----------------------------------------------

On August 17, 1998, the Company entered into a transaction with Developmental Resource Center, Inc. (DRC), which is owned 80% by Nobel Learning Communities, Inc. and 20% by Dr. Deborah Levy, a recognized leader in the field of special education programs. The joint venture, Nobel Learning Solutions, LLC acquired the assets of DRC. The three schools, located in Florida, specialize in full day programs, summer camps, testing services and clinics for K-8th grade students who have learning challenges such as dyslexia, attention deficit disorder (ADD and ADHD) and other learning disabilities.


Note 5 - Commitments and Contingencies
-------------------------------------

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the Six Months Ended December 31, 1998 vs. the Six Months Ended December 31,
--------------------------------------------------------------------------------
1997
----

Revenues increased $10,337,000 or 25% to $51,653,000 for the six months ended December 31, 1998 compared to the same period the prior year. The increase in revenues is attributable to the increase in the number of schools after December 31, 1997. The Company acquired nine schools, five of which are elementary and four of which are for the learning challenged. The Company also opened seven new schools, three of which are preschools and four of which are elementary schools. The Company operated 130 schools at December 31, 1997 and operated 140 schools at December 31, 1998.

The increase in revenues related to the nine acquired schools totaled $4,028,000. The increase in revenues relating to the seven new schools totaled $2,314,000. Same school revenues (schools opened for all of both periods) increased $4,805,000, which is related to tuition and enrollment increases. The closing of six schools offset these increases by $810,000.

School operating profit increased $1,286,000 or 30% to $5,623,000 for the six months ended December 31, 1998 compared to the same period the prior year. Same school operating profit increased $1,280,000. This increase is attributable to increase in enrollment and tuition rates. Schools acquired during the last twelve months contributed $485,000. Start up losses associated with the opening of the new schools totaled $565,000. School closings positively affected earnings by $86,000.

In the six months of fiscal 1999, the Company recognized certain reductions in insurance and property tax expense that positively affected school operating profit. Insurance premium cost for the most recently ended policy year were less than expected by $225,000. Additional savings in insurance premiums are also expected in the remainder of fiscal 1999 as compared to comparable periods as a result of reduced premium cost. Property tax expense was reduced by $200,000 in the first quarter of fiscal 1999 as result of overestimated property tax liability on several properties. The insurance premium savings and the reduced property tax liability on these properties will also positively affect the remainder of 1999, but at a significantly smaller amount in subsequent quarters.

In December 1997 the Company recorded a restructuring charge totaling $2,960,000 relating primarily to the writedown of goodwill of the nine schools located in Indiana. These nine schools are held for sale. During the six months ended December 31, 1998, no additional restructuring charge was recorded.

New school development cost remained stable, increasing only $2,000 to $305,000 in the first half of fiscal 1999.

General and administrative costs increased $439,000 or 14% to $3,595,000. The increase is related to management additions in late 1997 necessary to improve the infrastructure of the Company to support the growth in the number of schools. As a percentage of revenue, general and administrative expenses decreased to 7.0% for the first half of fiscal 1999 from 7.6% in the comparable period.

Operating income increased $3,805,000 from a loss of $2,082,000 for the six months ended December 31, 1997 to $1,723,000 for the same period in 1998. The increase is primarily related to (1) the restructuring expense of $2,690,000 recorded in 1997 and (2) an increase in school operating profit totaling $1,286,000 or 30% as described above. Operating income increased $845,000 or 96% to

$1,723,000 for the first half of fiscal year 1999 as compared to the same period before the restructuring charge.

For the first half of fiscal 1999, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) before the restructuring charge and extraordinary item totaled $4,346,000. This represents an increase of $1,643,000 over the comparable period prior to the restructuring charge. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $427,000 to $1,514,000 for the first half of fiscal 1999. This increase is the result of additional borrowings related to acquisitions and an increase in the Company's average interest rate due to the $10,000,000 senior subordinated note issued in July 1998 which bears interest at 10%.

Income tax expense totaled $143,000 in the first half of fiscal 1999, which represents a 42% effective tax rate.


For the Quarter Ended December 31, 1998 vs. the Quarter Ended December 31, 1997
-------------------------------------------------------------------------------

Revenues increased $5,353,000 or 24% to $27,742,000 for the three months ended December 31, 1998 compared to the same period the prior year. The increase in revenues is attributed to the increase in the number of schools after December 31, 1997, and to a lesser extent, enrollment and tuition increases in the same school base.

The increase in revenues related to the nine schools acquired totaled $2,315,000. The increase in revenues related to the seven schools opened totaled $1,373,000. Same school revenues increased $2,055,000, which is related to both an increase in enrollment and tuition. The closing of six schools offset these increases by $390,000.

School operating profit increased $552,000 or 20% to $3,304,000 for the three months ended December 31, 1998 compared to the same period the prior year. Same school operating profit increased $551,000. The increase is attributable to the increase in enrollment and tuition rates. Schools acquired during the last twelve months contributed $284,000 for the quarter. Start up losses associated with the opening of new schools totaled $283,000.

New school development cost decreased by $113,000 in the second quarter of fiscal 1999 as a result of the number and type of new schools opened and the timing of the openings.

General and administrative costs increased $168,000 or 10% to $1,848,000. The increase is related to management additions in late 1997 necessary to improve the infrastructure of the Company to support the growth in the number of schools. As a percentage of revenue, general and administrative expenses decreased to 6.7% for the second quarter of fiscal 1999 from 7.5% in the comparable period.

Operating profit increased $3,456,000 from a loss of $2,073,000 for the three months ended December 31, 1997 to income of $1,383,000 for the three months ended December 31, 1998. The increase is primarily related to 1) a $2,960,000 restructuring charge recorded in 1997 and 2) an increase in school operating profit of $552,000 or 20%.

For the second quarter of fiscal 1999, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) before the restructuring charge and extraordinary item totaled $2,734,000. This represents an increase of $871,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $160,000 to $750,000 for the second quarter of fiscal 1999. This increase is the result of additional borrowings related to acquisitions and an increase in the Company's average interest rate due to the $10,000,000 senior subordinated note issued in July 1998 which bears interest at 10%.

The income tax expense totaled $277,000 in the second quarter of fiscal 1999, which represents a 42% effective tax rate.

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

At December 31, 1998, the principal amounts outstanding under the Revolving and Term Facilities were $14,286,451.

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

On December 21, 1998, the Board of Directors authorized the repurchase of $1,000,000 of the Company's common stock. As of February 8, 1999, 163,800 shares have been repurchased for $854,000.

Total cash and cash equivalents increased $2,956,000 in the first half of fiscal 1999 to $3,364,000. The increase is a function of an increase in deferred revenue, accounts payable and proceeds from debt facilities.

Net cash flow from operations increased by $2,901,000 to $5,894,000 in the first half of fiscal 1999 primarily as a result of an increase in net income.

The working capital deficit equaled $11,126,000 at December 31, 1998 compared to $10,221,000 at June 30, 1998. Working capital deficit increased primarily as a result of the increase in accounts and unearned income.

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

                                    Part II
                                    -------

                               Other Information

Item 4 - Submission of Matters to Vote of Security Holders

A. An annual meeting of the stockholders of the Company was held on November 19, 1998. The total shares eligible to vote on the record date included 6,121,365 shares of Common Stock, 468,493 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock and 1,063,830 shares of Series D Preferred Stock. Each share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is convertible into 0.294, 0.25 and 0.25 shares of Common Stock, respectively. These shares represent a total of 7,150,060 votes.

B.           At the meeting:

     1.   Election of Director
          --------------------


     Two directors were elected to serve until the 2001 Annual Meeting:


                        Votes     Number Withheld   Total Votes
                      ---------   ---------------   -----------

  Morgan Jones        5,141,315         25,422        5,166,737
  William Walton      5,140,952         25,785        5,166,737

     The term of office of the following directors continues until the 1999 Annual Meeting:

          Edward Chambers
          A.J. Clegg
          Peter Havens

     The term of office of the following directors continues until the 2000 Annual Meeting:

          John R. Frock
          Eugene G. Monaco
          Robert Zobel

     2.   Ratification of Independent Auditors
          ------------------------------------

The selection of PricewaterhouseCoopers, LLP as the Company's independent auditors for fiscal 1999 was approved by the requisite vote, the votes cast being as follows:

Voted for          5,156,455
Voted against          6,247
Withheld                   0
Abstentions            4,035
                   ---------
                   5,166,737

     3.   Amendment of the Company's Amended and Restated Certificate of
          --------------------------------------------------------------
          Incorporation
          -------------

The approval of the proposal to amend the Company's Amended and Restated Certificate of Incorporation to change the name of the Company was approved by the requisite vote, the votes cast being as follows:


Voted for          5,150,423
Voted against          7,204
Withheld                   0
Abstentions            9,110
                   ---------
                   5,166,737


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

  3       Certificate of Incorporation of Registrant, as amended

 27       Financial Data Schedule.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NOBEL LEARNING COMMUNITIES, INC.



Dated: February 12, 1999            By:  /s/ William E. Bailey
                                         -------------------------------
                                         William E. Bailey
                                         Vice President/Chief Financial Officer
                                         (duly authorized officer and
                                         principal financial officer)

                                    Exhibits

Exhibit
Number    Description of Exhibit

 3        Certificate of Incorporation of Registrant, as amended.
27        Financial Data Schedule.