Form 10-Q
period 1999-03-31
NOBEL EDUCATION DYNAMICS INC
filed 1999-05-17
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:                        MARCH 31, 1999

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

                                 Yes   X       No
                                     -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,010,065 shares of Common Stock outstanding at May 13, 1999.

                               INDEX TO FORM 10-Q

                        Nobel Learning Communities, Inc.


                                                                                                Page
PART I. FINANCIAL INFORMATION                                                                  Number
                                                                                               ------

Item 1. Financial Statements

     Consolidated Balance Sheets,
     March 31, 1999 (unaudited) and June 30, 1998...............................................    2

     Consolidated Statements of Income for the
     three months ended March 31, 1999 (unaudited)
     and 1998 (unaudited).......................................................................    3

     Consolidated Statements of Income for the
     nine months ended March 31, 1999 (unaudited)
     and 1998 (unaudited).......................................................................    4

     Consolidated Statements of Cash Flows for the
     nine months ended March 31, 1999 (unaudited)
     and 1998 (unaudited).......................................................................    5

     Notes to Consolidated Interim Financial Statements.........................................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...........................................    9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K.........................................................   13

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)


Current Assets                                                                       March 31,1999  June 30,1998
------------------------------------------                                           -------------  -----------
  Cash and cash equivalents                                                                 $1,214         $408
  Accounts receivable, less allowance for                                                    1,359        1,130
  doubtful accounts of $133 in 1999 and 1998
  Prepaid rents                                                                                152        1,276
  Other prepaid expenses                                                                       345          738
                                                                                     -------------  -----------
Total Current Assets                                                                         3,070        3,552
                                                                                     -------------  -----------

Property, & equipment at cost                                                               35,096       31,601
Accumulated depreciation                                                                   (11,660)      (9,226)
                                                                                     -------------  -----------
Total Property & Equipment                                                                  23,436       22,375

Property and equipment held for sale                                                         1,234        1,371
Goodwill                                                                                    45,431       41,752
Deposits and other assets                                                                    3,808        3,541
Deferred tax asset                                                                             352        1,032
                                                                                     -------------  -----------
Total Assets                                                                               $77,331      $73,623
                                                                                     =============  ===========

Liabilities and Stockholders' Equity
------------------------------------------
Current portion of long-term obligations                                                    $2,220       $2,031
Accounts payable and other current liabilities                                               6,654        8,147
Deferred revenue                                                                             5,923        3,595
                                                                                     -------------  -----------

Total Current Liabilities                                                                   14,797       13,773
                                                                                     -------------  -----------


Long-term obligations                                                                       14,406       20,311
Long-term subordinated debt                                                                 14,000        6,166
Capital lease obligations                                                                       95          162
Deferred gain on sale/leaseback                                                                29           35
Minority interest in consolidated subsidiary                                                   494          440
                                                                                     -------------  -----------

Total Liabilities                                                                           43,821       40,887

Shareholders' Equity:
 Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 in March 31, 1999 and June 30, 1998; $5,530
 aggregate liquidation preference at March 31, 1999 and June 30, 1998                            5            5

 Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
 outstanding 6,010,065 and 6,121,365 in March 31, 1999 and June 30, 1998, respectively           6            6

Treasury Stock, cost; 230,510 shares                                                        (1,375)        (375)
Additional paid in capital                                                                  39,239       38,340
Accumulated deficit                                                                         (4,365)      (5,240)

Total Stockholders' Equity                                                                  33,510       32,736
                                                                                     -------------  -----------

Total Liabilities & Stockholders' Equity                                                   $77,331      $73,623
                                                                                      ============   ==========


 The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an
                                            integral part of these financial statements

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
              for the three months ended March 31, 1999 and 1998
                  ------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)


                                                           1999              1998
                                                        ----------        ----------
Revenues                                                   $28,975           $23,706

Operating expenses                                          24,827            20,138
                                                        ----------        ----------

   School operating profit                                   4,148             3,568

General and administrative expenses                            2,090             1,653

New school development costs                                    37               405
                                                        ----------        ----------

   Operating income                                          2,021             1,510

Interest expense                                               748               436

Other income                                                   (20)               (6)

Minority interest in earnings of consolidated subsidiary        18                15
                                                        ----------        ----------

Income before income taxes                                   1,275             1,065

Income tax expense                                             535               447
                                                        ----------        ----------

Net income                                                    $740              $618
                                                         =========         =========

Preferred stock dividends                                      $21               $26
                                                        ----------        ----------

Net Income available to common stockholders                   $719              $592
                                                         =========         =========

Basic earnings per share                                      $0.12             $0.10
                                                         =========         =========

Dilutive earnings per share                                   $0.10             $0.08
                                                         =========         =========

            The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.


               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
               for the nine months ended March 31, 1999 and 1998
          ----------------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)


                                                         1999          1998
                                                      ------------  ----------
Revenues                                                 $80,627      $65,022

Operating expenses                                        70,857       57,117
                                                      ------------  ----------

   School operating profit                                 9,770        7,905

General and administrative expenses                        5,685        4,809

New school development costs                                 342          707

Restructuring expense                                         -         2,960
                                                      ------------  ----------


   Operating profit (loss)                                 3,743         (571)

Interest expense                                           2,262        1,573

Other income                                                (188)        (103)

Minority interest in earnings of consolidated subsidia        53           52
                                                      ------------  ----------


Income (loss) before income taxes                          1,616       (2,093)

Income taxes                                                 679         (551)

Net income (loss) before extraordinary item                  937       (1,542)
                                                       ===========   =========

Extraordinary item                                            -           449
                                                      ------------  ----------

Net income (loss)                                           $937      ($1,991)
                                                       ===========   =========

Preferred stock dividends                                    $63          $77
                                                      ------------  ----------

Net income (loss) available to common shareholders          $874      ($2,068)
                                                       ===========   =========

Basic earnings per share before extraordinary item         $0.14       ($0.26)
                                                       ===========   =========

Dilutive earnings per share before extraordinary item      $0.13       ($0.26)
                                                       ===========   =========

Basic earnings per share after extraordinary item          $0.14       ($0.34)
                                                       ===========   =========

Dilutive earnings per share after extraordinary item       $0.13       ($0.34)
                                                       ===========   =========

The accompanying notes and the noted in the financial statements included in the Registrant's
       Annual Report on Form 10-K are an integral part of these financial  statements.


               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the nine months ended March 31, 1999 and 1998
              --------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)



                                                            1999                   1998
                                                         ----------             ----------
Net Cash Provided By Operating Activities                    $6,883                 $5,967

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                           1,720                 10,854
  Capital expenditures                                       (5,149)               (13,713)
  Payment for acquisitions                                   (3,448)                (5,667)
  Cash paid for 19.99% investment in Sagemont School              0                    340
                                                         ----------             ----------

Net Cash Provided By (Used In) Investing Activities:         (6,877)                (8,186)
                                                         ----------             ----------

Cash Flows From Financing Activities:
  Exercise of options                                             0                    160
  Purchase of treasury stock                                 (1,000)                     0
  Repayment of capital lease obligation                         (67)                   (56)
  Payments of dividends on preferred stock                      (63)                   (77)
  Proceeds from long term debt                               15,035                 15,862
  Repayment of long term debt                               (20,940)               (13,821)
  Repayment of subordinated debt                             (2,165)                  (717)
  Proceeds from subordinated debt                            10,000                      0
                                                         ----------             ----------

Net Cash Provided by Financing Activities:                      800                  1,351
                                                         ----------             ----------

Net increase (decrease) in cash and cash equivalents            806                   (868)

Cash and cash equivalents at the beginning of the period        408                  1,623
                                                         ----------             ----------

Cash and cash eqivalents at the end of the period            $1,214                   $755
                                                         ==========             ==========

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

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements for the nine months ended March 31, 1999 and 1998
                                  (unaudited)



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


Note 2 - Earnings Per Share
---------------------------

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the nine months ended March 31, 1998, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows.


Earnings per Share

                                For the Nine Months               For the Three Months
                                --------------------------------- ---------------------------------
                                   March 31, 1999  March 31, 1998    March 31, 1999  March 31, 1998
                                --------------------------------- ---------------------------------
Basic (loss ) earings per share
--------------------------------
Net income (loss)                           $937         ($1,991)             $740            $618

Less preferred dividends                     $63             $77               $21             $26


Net income (loss) available for
common stock                                $874         ($2,068)             $719            $592


Average common stock                       6,074           6,121             5,979           6,121
outstanding


Basic earnings (loss) per share            $0.14          ($0.34)            $0.12           $0.10


Dilutive earnings per share
--------------------------------


Net income (loss) available for             $937         ($2,068)             $740            $618
common stock and dilutive
securities

Average common stock                       6,074           6,121             5,979           6,121
outstanding

Options,warrants and convertible           1,257              n/a            1,257           1,394
securities

Average common stock and dilutiv           7,331           6,121             7,236           7,515
securities outstanding

Dilutive earnings per share                $0.13          ($0.34)            $0.10           $0.08

Note 3   Debt
-------------

In March 1999, the Company entered into an Amended and Restated Loan and Security Agreement which increased the Company's borrowing capacity to $35,000,000. Four separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $7,000,000 Working Capital Credit Facility A, (2) $3,000,000 Working Capital Credit Facility B, (3) $15,000,000 Acquisition Credit Facility and (4) $10,000,000 Term Loan.

Interest on the unpaid principal balance of the Working Capital Facility A and the Acquisition Credit Facility accrue at a variable interest rate ("Floating Rate") equal to the base rate of Summit Bank plus 25 basis points (subject to reductions based on performance) or a LIBOR-based rate (at the Company's option, chosen at the beginning of any interest period). Interest on the unpaid principal balance of Working Capital Credit Facility B accrues at a Floating Rate. Interest on the unpaid principal balance of the Term Loan accrues at 7.5%.

Working Capital Credit Facility A and B funds are available until March 2002. Under the Acquisition Credit Facility, no principal payments are required until March 2001. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a Term Loan which will require principal payments in 16 quarterly installments.

Under the Term Loan Facility, no principal payments are required until April 2000. Quarterly installments of $250,000 are required the first four quarters (through January 2001), thereafter quarterly installments of $562,500 are required until January 2005.

At March 31, 1999, $1,566,000 was outstanding under Working Capital Credit Facility A and B, $2,248,000 was outstanding under the Acquisition Credit Facility and $10,000,000 was outstanding under the Term Loan.

Note 4  Formation of Subsidiary and Acquisition
-----------------------------------------------

On August 17, 1998, the Company entered into a joint venture transaction with Developmental Resource Center, Inc. (DRC) to form Nobel Learning Solutions, LLC, which is owned 80% by the Company and 20% by DRC. DRC is owned by Dr. Deborah Levy, a recognized leader in the field of special education programs The three schools formerly owned by DRC, located in Florida, specialize in full day programs, summer camps, testing services and clinics for K-12th grade students who have learning challenges such as dyslexia, attention deficit disorder (ADD and ADHD) and other learning disabilities.

Note 5  Commitments and Contingencies
-------------------------------------

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

For the Nine Months Ended March 31, 1999 vs. the Nine Months Ended March 31,
----------------------------------------------------------------------------
1998
----

Revenues increased $15,605,000 or 24% to $80,627,000 for the nine months ended March 31, 1999 compared to the same period in the prior year. The increase in revenues is primarily attributable to the increase in the number of schools after March 31, 1998. The Company acquired eight schools, four of which are elementary and four of which are for the learning challenged. The Company also opened eight new schools, four preschools and four elementary schools. The Company operated 130 schools at March 31, 1998 and operated 137 schools at March 31, 1999.

The increase in revenues related to the eight acquired schools totaled $6,315,000; the increase in revenues relating to the eight new schools totaled
$3,476,000.   Same school revenues (schools opened for all of both periods)
increased $7,443,000 or 11.8%, which is related to tuition and enrollment increases. The closing of eight schools offset these increases by $1,628,000.

School operating profit increased $1,865,000 or 23.6% to $9,770,000 for the nine months ended March 31, 1999 compared to the same period the prior year. Same school operating profit increased $1,507,000 or 15%. This increase is attributable to an increase in enrollment and tuition rates. Schools acquired during the last twelve months contributed $586,000. Start-up losses associated with the start-up of new schools totaled $811,000. School closings positively affected earnings by $150,000.

In the nine months fiscal 1999, the Company recognized certain reductions in insurance and property tax expense that positively affected school operating profit. Insurance premium cost for the most recently ended policy year were less than expected by $225,000. Additional savings in insurance premiums are also expected in the remainder of fiscal 1999 as compared to comparable periods as a result of reduced premium cost. Property tax expense was reduced by $200,000 in the first quarter of fiscal 1999 as a result of overestimated property liability on several properties. The insurance premium savings and the reduced property tax liability on these properties will also positively effect the remainder of 1999, but at a significantly smaller amount in subsequent quarters.

In December 1997, the Company recorded a restructuring charge totaling $2,960,000 relating primarily to the writedown of goodwill of the nine schools located in Indiana. These nine schools are held for sale. During the nine months ended March 31, 1999, no additional restructuring charge was recorded.

New school development cost decreased $365,000 or 52% to $342,000 for the nine months ended March 31, 1999. The decrease is a result of the number and type of new schools that were opened in 1999 as compared to the preceding twelve months. During the twelve months ended June 30, 1998, the Company opened four elementary schools and four preschools. Preschool new opening costs are significantly lower than elementary.

General and administrative costs increased $876,000 or 18.2% to $ 5,685,000.
The increase is related to management additions, which occurred primarily late in 1997, necessary to improve the infrastructure of the Company to support the growth in the number of schools. As a percentage of revenues, general and administrative expense decreased to 7.0% for the nine months ended March 31, 1999 as compared to 7.4% for the same period the prior year.

Operating income increased $4,314,000 from a loss of $571,000 for the nine months ended March 31, 1998 to $3,743,000 for the nine months ended March 31, 1999. The increase is primarily related to (1) the restructuring expense of $2,690,000 recorded in December 1997, and (2) the increase in school operating profit of $1,865,000 or 23.6% as described above. Operating income increased $1,354,000 or 57% to $3,743,000 for the nine months ended March 31, 1999, before the restructuring charge.

For the nine months of fiscal 1999, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) before restructuring charges and extraordinary items totaled $7,881,000. This represents an increase of $2,590,000 or 49% over the comparable period prior to the restructuring charge. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $689,000 or 43.8% to $2,262,000 for the nine months ended March 31, 1999 compared to the same period the prior year. The increase is the result of additional borrowings related to acquisitions and an increase in the Company's average interest rate related to the $10,000,000 senior subordinated note issued in July 1998 which bears interest of 10%.

Income tax expense totaled $679,000 for the nine months ended March 31, 1999, which reflects a 42% effective tax rate.


FOR THE QUARTER ENDED MARCH 31, 1999 VS. THE QUARTER ENDED MARCH 31, 1998
-------------------------------------------------------------------------

Revenues increased $5,269,000 or 22.2% to $28,975,000 for the three months ended March 31, 1999 compared to the same period the prior year. The increase in revenues is attributable to the increase in the number of schools acquired and opened, and to a lesser extent, to enrollment and tuition increases in the same school base (the schools opened all of both periods).

The increase in revenues related to the eight schools acquired totaled $2,285,000. The increase in revenues related to the eight new schools opened totaled $1,343,000. Same school revenues increased $2,152,000 or 5.4%, which is related to tuition rates and enrollment increases. The closing of eight schools offset these increases by $511,000

School operating profit increased $580,000 or 16.36% to $4,148,000 for the three months ended March 31,1999, compared to the same period the prior year. Same school operating profit increased $549,000 or 12.7%. This increase is related to both tuition and enrollment increases. Schools acquired in the last twelve months contributed $234,000 for the quarter. Start-up losses associated with the opening of new schools totaled $246,000. The closing of eight schools resulted in an increase in operating profit of $33,000.

New school development cost decreased $368,000. The Company recorded $405,000 in new school development costs in the three months ended March 31, 1998, compared to $37,000 in the same period in 1999. The decrease is related to the number and type of new schools opened and the timing of the openings.

General and administrative costs increased $437,000 or 26.4% to $2,090,000. The increase is related to management additions necessary to improve the infrastructure of the Company to support the growth in the number of schools. As a percentage of revenues, general and administrative expense increased slightly from 7.0% in the three months ended March 31, 1998 to 7.2% for the three months ended March 31, 1999.

Operating income increased $511,000 or 33.8% to $2,021,000 for the three months ended March 31, 1999 compared to the same period the prior year. The increase is primarily related to (1) the increase in school operating profit as described above and (2) the decrease in new school development costs.

For the third quarter of fiscal 1999, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $3,412,000. This represents an increase of $820,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $312,000 or 71.6% to $748,000 for the third quarter of the fiscal year ended March 31, 1999 compared to the same period the prior year. This increase is the result of additional borrowings related to the acquisitions and an increase in the Company's average interest rate related to the $10,000,000 subordinated note issued in July 1998, which bears interest at 10%.

The income tax expense totaled $535,000 in the third quarter of fiscal year ended 1999, which represents a 42% effective tax rate.

Liquidity and Capital Resources
-------------------------------

Management is continuing to pursue a three-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets and (3) strategic acquisitions. The Company's principal sources of liquidity are (1) cash flow generated from operations, (2) future borrowings under the Company's line of credit, (3) the use of site developers to build schools and lease them to the Company, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions.

The Company anticipates that its existing principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures and renovations and the building of new schools in the near term future.

At March 31, 1999, the principal amounts outstanding under its credit facilities with its senior lender were $13,814,000.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation ("Note"). The net proceeds were used to reduce the outstanding balance of the Company's indebtedness to its senior lender. The Note bears interest at 10% and matures in two installments of principal:
$5,000,000 in 2004 and $5,000,000 in 2005. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The Company recorded a debt discount and allocated $900,000 of the proceeds of the transaction to the value of the warrants. The debt discount is being amortized to interest expense over the term of the Note.

On December 21, 1998, the Board of Directors authorized the repurchase of $1,000,000 of the

Company's common stock. As of May 8, 1999, 193,700 shares have been repurchased for $1,000,000.

Total cash and cash equivalents increased $459,000 in the first nine months ended March 31, 1999 to $1,214,000 compared to the nine months ended March 31, 1998. The increase is a function of an increase in cash provided by operations of $916,000 and a decrease in cash used in investing activities by $1,309,000 and offset by a $551,000 decrease in cash flow from financing activities (related to the purchase of treasury stock). The decrease in cash used in investing activities is related to the decrease in capital expenditures and a decrease in cash used for acquisitions.

Net cash flow from operations increased by $916,000 to $6,883,000 from $5,967,000 as of March 31, 1998 related primarily to an increase in net income of $435,000 (before restructuring charge), an increase in goodwill and depreciation and to a lesser extent a decrease in deferred taxes.

The working capital deficit equaled $11,727,000 at March 31, 1999 compared to $10,221,000 at June 30, 1998. The working capital deficit increased primarily as a result of the increase in unearned income.

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

The Company believes that the only computer systems that are critical to its operations are certain accounting and payroll software. The Company licenses such software from two outside vendors. Both of these vendors have publicized reports giving assurances that the software used by the Company is Year 2000 compliant. The Company will be testing the software to assure compliance and will complete the testing by June 1999. The Company has completed an inventory of all hardware, primarily personal computers and corporate network equipment. All non-compliant hardware has been replaced.

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

                                    Part II
                                    -------

                               Other Information


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

4.1 Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibits 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.)

4.2 Working Capital Facility Note A dated as of March 9, 1999 in the principal sum of $7,000,000 payable to the order of Summit Bank.

4.3 Working Capital Facility Note B dated as of March 9, 1999 in the principal sum of $3,000,000 payable to the order of Summit Bank.

4.4 Acquisition Credit Facility Note dated as of March 9, 1999 in the principal sum of $15,000,000 payable to the order of Summit Bank

4.5 Term Note A dated as of March 9, 1999 in the principal sum of $10,000,000 payable to the order of Summit Bank.

10 Employment Agreement dated January 25, 1999 between the Registrant and Daryl Dixon.

27        Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NOBEL LEARNING COMMUNITIES, INC.



Dated: May 14, 1999                 By:  /s/ William E. Bailey
                                       ---------------------------------------
                                       William E. Bailey
                                       Vice President/Chief Financial Officer
                                       (duly authorized officer and
                                       principal financial officer)

                                    EXHIBITS

Exhibit
Number      Description of Exhibit

4.1 Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibits 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.)

4.2 Working Capital Facility Note A dated as of March 9, 1999 in the principal sum of $7,000,000 payable to the order of Summit Bank.

4.3 Working Capital Facility Note B dated as of March 9, 1999 in the principal sum of $3,000,000 payable to the order of Summit Bank.

4.4 Acquisition Credit Facility Note dated as of March 9, 1999 in the principal sum of $15,000,000 payable to the order of Summit Bank

4.5 Term Note A dated as of March 9, 1999 in the principal sum of $10,000,000 payable to the order of Summit Bank.

10 Employment Agreement dated January 25, 1999 between the Registrant and Daryl Dixon.

27        Financial Data Schedule