Form 10-K405
period 1999-06-30
NOBEL EDUCATION DYNAMICS INC
filed 1999-09-28
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K


              [x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required]

                    For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No_____
                                       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of September 17, 1999, 5,921,365 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of September 17, 1999 was approximately $20,900,000 (based upon the closing sale price of these shares as reported by Nasdaq). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 10% of the outstanding common stock or have the right to designate a member of the board of directors, and no other persons.
The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1999 (the "Proxy Statement") and to be filed within 120 days after the registrant's fiscal year ended June 30, 1999 are incorporated by reference in Part III.

                            TABLE OF CONTENTS

Item
No.                                                                              Page
                                     PART I

  1.      Business............................................................     1
          Executive Officers of the Company...................................    11
  2.      Properties..........................................................    14
  3.      Legal Proceedings...................................................    14
  4.      Submission of Matters to a Vote of Security Holders.................    14

                                    PART II

  5.      Market for Registrant's Common Equity
          and Related Stockholder Matters.....................................    15
  6.      Selected Financial Data.............................................    17
  7.      Management's Discussion and Analysis
          of Financial Condition and Results of Operations....................    18
  8.      Financial Statements and Supplementary Data.........................    24
  9.      Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................    24

                                    PART III

 10.      Directors and Executive Officers of the Registrant..................    25
 11.      Executive Compensation..............................................    25
 12.      Security Ownership of Certain Owners and Management.................    25
 13.      Certain Relationships and Related Transactions......................    25

                                    PART IV

 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K....    26

                                     PART I

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

     Our Fiscal 1999 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. We derive our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While we believe that our assumptions are reasonable, we caution that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of our newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

Item 1.  Business.

General

     We are a leader in providing affordable private education from preschool through eighth grade. Our core business consists of the operation of preschools, elementary schools and middle schools. These schools typically provide summer camps and before-and-after school programs. Recently, we have entered certain related businesses in private education, including schools for learning challenged children, charter schools, specialty high schools and tutorial programs. As of September 15, 1999, we had 138 schools in 13 states, with an aggregate capacity of approximately 21,000 children. Our schools operate under the global brand name "Nobel Learning Communities"; our credo is "Quality Education Maximizing a Child's Life Opportunities."

     Our schools are located in California, Pennsylvania, New Jersey, Virginia, Florida, Maryland, North Carolina, South Carolina, Illinois, Nevada, Texas, Oregon and Washington. The schools operate under various names, including Chesterbrook Academy, Merryhill School, Evergreen Academy and Another Generation Preschool. Our largest operation is our Merryhill School system in California, comprised of 30 preschools, elementary schools and middle schools.

     We are pursuing a four-pronged strategy to take advantage of the significant growth opportunities in the private education market:

          . internal organic growth at existing schools, including expansions of campus facilities

          .    new school development in both existing and new markets

          .    strategic acquisitions

          . development of new businesses, including schools for learning challenged children, charter schools, tutorial programs and corporate sponsored schools.

     Our strategy is based on meeting the needs of an educational continuum, from infancy to eighth grade. We encourage our children to stay with Nobel schools as they grow, within our geographic clusters called "Nobel Learning Communities." Our clusters increase market awareness; achieve operating efficiencies; and provide cross-marketing opportunities, particularly by providing feeder populations from preschool to elementary school, and elementary school to middle school.

     We seek to distinguish Nobel Learning Communities from our competition with the qualitative and quantitative program outcomes. At each level, we support a child's development with age appropriate curriculum-based programs. We foster learning through small classes, technology use and early introduction of a foreign language. Further, through our new initiatives in tutoring and schools for learning challenged, Nobel Learning Communities will serve those with special needs.

     Many of our schools operate from 6:30 a.m. to 6:00 p.m., allowing early drop-off and late pick-up by working parents. In most locations, programs are available for children starting at six weeks of age. For a competitive price, parents can feel comfortable leaving their children at a Nobel school knowing they will receive both a quality education and engage in well-supervised activities.

     Most of our schools complement their programs with before and after school programs and summer camps (both sports and educational). Many of our schools have swimming pools. Our schools also seek to improve margins by providing ancillary services and products, such as book sales, uniform sales and portrait services.

     Our corporate office is located at Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, PA 19063. Our telephone number is
(610) 891-8200. We have two Internet sites. The address for our customer site is www.nobellearning.com. The address for our investor site is www.nobeleducation.com.

Educational Philosophy and Implementation

     Our educational philosophy is based on a sound research foundation, innovative instructional techniques and quality practice and proprietary curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. Our curricula recognize that each child develops according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Every child's individual educational needs and skills are considered upon entrance into a Nobel school. Progress is regularly monitored in terms of both the curriculum's objectives and the child's cognitive, social, emotional and physical skill development. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem, and emotional and physical well-being, based on a personalized approach.

     Under the direction of our Vice President - Education, we circulate regular "curriculum updates," a communication to assist staff in planning their daily and weekly programs with current and effective instructional practices and materials. We have also established multi-media products for a "Learning Lending Library" collection. The library, which is managed out of our corporate office, is available to all Nobel schools for student and teacher development and parent interest. Many of these resources support our curriculum and our frameworks (standards and benchmarks). We provide an Education Guide which summarizes our philosophy of education and reviews various "tools" available to principals and teachers.

     In 1996, we launched our National Education Advisory Board. Under the direction of our Vice President - Education, the Board includes six nationally-known educators each of whom advises Nobel on his or her particular area of expertise:

     . Dr. Barbara Presseisen, our retired Vice President of Education (Cognitive Development)

     .    Dr. Zalman Usiskin of the University of Chicago (Mathematics)

     . Dr. Cathy Collins Block of Texas Christian University (Reading and Language Arts)

     . Dr. John N. Mangieri of the Institute for Effective Management (Educational Administration)

     . Dr. Arthur L. Costa of the University of California at Sacramento (Curriculum and Teacher Development) (Professor Emeritus)

     . Dr. Drew H. Gitomer of Educational Testing Service (Testing and Evaluation).

The Advisory Board helps oversee curriculum development in our schools, advises on the most effective teaching methods, and assists in finding the best instructional materials and practices to help our students learn effectively and efficiently. Advisory Board members are also available to work on special projects and services that enhance our school programs.

     We maintain that small class sizes and qualified teachers are basic ingredients of quality education. Our philosophy is based on personalized instruction that leads to a student's active involvement in learning and understanding. The program for our schools is a skills-based and developmentally appropriate comprehensive curriculum. We implement the curriculum in ways that stimulate the learner's curiosity, enhance students' various learning styles, and employ processes that contribute to lifelong achievement. Academic areas addressed include reading readiness and reading, spelling, writing, handwriting, mathematics, science, social studies, visual and graphic arts, music, physical education and health, and foreign language. Computer literacy and study skills are integrated into the program, as appropriate, in all content areas. Our schools employ state-of-the-art equipment, with interactive software. Most schools in the Nobel Learning Communities introduce a second language between the ages of two and three and continue that instruction into the pre-K, kindergarten and school age programs.

     We offer sports activities and supplemental programs, which include day field trips coordinated with the curriculum to such places as zoos, libraries, museums and theaters, and, at the middle schools, overnight trips to such places as Yosemite, California and Washington, D.C. Schools also arrange classroom presentations by parents, community leaders and other volunteers, as well as organize youngsters as presenters to community groups and organizations. To enhance better the child's physical, social, emotional and intellectual growth, schools are encouraged to provide fee-based experiences specifically tailored to particular families' interest in such ancillary activities as dance, gymnastics, and instrumental music lessons.

     Experienced principals and directors and their faculties implement our programs. Our staff members foster open communication, teamwork and the attention to detail required to provide superior programs. School principals and directors work closely with regional and corporate management, particularly in the regular assessment of program quality. We seek to assure that our schools meet or exceed the standards of appropriate accrediting agencies through an internal quality assurance program. Many Nobel schools are accredited, or are currently seeking accreditation, by the National Association for the Education of Young Children (NAEYC), the National Independent

Private Schools Association (NIPSA), or the Commission on International and Trans-Regional Accreditation (CITA). We have programs to recognize and reward our educators for their outstanding performance and achievement. Similarly, we furnish guidance for the continued training and staff development of teaching personnel, using both internal trainers and external consultants. Staff members are recognized for the completion of continuing education experiences and encouraged to pursue formal, advanced learning.

Operations / School Systems

     In order to maintain uniform standards, our schools share consistent educational goals and operating procedures. To respond to local demands, principals are encouraged to tailor curriculums, within Nobel's standards, to meet local needs. Our management visits all schools and centers on a regular basis to review program and facility quality.

     Each school and center is staffed with a principal or director, teachers and teaching assistants. Principals and directors are supervised by executive directors, who report to three Vice Presidents of Operations. The principal or director is critical to the success of the school and is provided with ongoing training. Principals and directors are responsible to maintain the quality of educational services delivered at their schools; to recommend pricing strategy based upon school location and local area demographics; to manage their personnel; to develop sales and marketing strategies; and to assure fiscal management.

     Principals and directors are also responsible to raise additional revenues through ancillary programs, such as sales of school uniforms, candy, children's portraits and school stores. In Fiscal 1998, our corporate office began central management of the most significant ancillary programs. This central management has enabled us to obtain more favorable terms from vendors and to encourage more active participation from schools.

     Principals and directors submit financial reports to our corporate office and to appropriate district and division managers each week. These reports include data on current enrollment, labor costs and cash receipts. Corporate office personnel then review each report and prepare weekly combined reports by district, region and for Nobel in total. Weekly or monthly tuition rates and utilization rates are continually monitored. Each school and center is measured on a monthly basis versus its individual business plan. We are currently implementing new software which will assist us to operate our schools more effectively and efficiently and will provide management with enhanced and timely operational information.

     We hire qualified individuals and prefer to promote from within. Employment applicants are reviewed with background checks made to verify accurate employment history and establish background, reputation and character. After hiring, our faculty is reviewed and evaluated annually through formal evaluation. All of our principals and directors are eligible for incentive compensation based on the profitability of their schools.

Marketing and Customers

     We generate the majority of new enrollments from our reputation in the community and word-of-mouth recommendations of parents. Further, we group our preschools geographically to increase local market awareness and to supply a student population for our elementary and middle schools. Our educational continuum from preschool through elementary and middle school also helps demonstrate to parents our educational focus. We market our services through yellow page advertising, print ads in local publications, radio, and through distribution of promotional materials in residential areas. Marketing campaigns are conducted throughout the year, primarily at the local level by our school directors and principals. In addition, the various regional offices conduct targeted marketing programs, such as mass mailings and media advertising.

     In our marketing, we strive to differentiate ourselves from our competition through the quality of our programs. We emphasize the features and benefits of our schools, including advanced learning, comprehensive curricula, small class sizes, national accreditation, credentialed teachers, before and after school programs and summer camps. We promote our introduction at an early age of foreign language and technology use, and the results of standardized tests, which show that our school age children perform one and one-half to three grade levels above national norms.

Corporate Development

     A significant portion of our growth has been through the opening of new schools and preschools and making strategic acquisitions of existing schools and preschools. We expect this strategy to continue into the immediate future.

     New School Development

     New school development offers an attractive growth opportunity for us to expand into both new and existing markets. Proposed development sites are presented to us through a network of developers and land realtors across the United States. After site selection, we engage a developer or contractor to build a facility to our specifications. We currently work with several developers who purchase the land, build the facility and lease the premises to us under a long-term lease. Alternatively, we purchase land, construct the building with our own or borrowed funds and then seek to enter into a sale and lease back transaction with an investor.

     In fiscal 1999, we opened three elementary schools and two preschools; in fiscal 2000 through September 15,2000, we opened two elementary schools (including a charter school) and two preschools, and expanded two of our campuses. We plan to open approximately four new schools (including a replacement school) in the remainder of fiscal 2000 and approximately eight new schools in fiscal 2001. Our development plans are dependent on the continued availability of developer and financing arrangements.

     Typically, new schools are single-story stand alone structures located near residential neighborhoods on acreage appropriate to the nature of the school. We carefully evaluate all proposed development sites and make a selection based on a variety of criteria, including: the number and age of children living in proximity to the site; family income data; incidence of two- wage earner and single parent families; traffic patterns; wage and fixed cost structure; competition; price elasticity; family educational data; local licensing requirements; and real estate costs.

     "Nobel On-The-Job"

     We plan to augment our development efforts through pursuit of corporate sponsored programs and schools, marketed under the name "Nobel On-The-Job." We believe that the curriculum based nature of our programs and the education focus of our company can make us attractive to many corporations that seek to offer their employees high quality preschool programs. Also, some companies are considering providing elementary grade schools for their employees. Currently, many of our preschools are located in corporate parks, or otherwise accessible to corporate locations. To enhance our relationship with the corporate community, we have negotiated corporate discount programs at some of our facilities. Participants include Marriot Corporation, Circuit City, American Express and Motorola. In 1999, we competed successfully against two market leaders in corporate- affiliated preschools and were awarded a fifteen year contract to operate a preschool in Herndon, Virginia for the Northwest Federal Credit Union.

     Acquisitions

     Since 1994, Nobel has acquired 68 schools: 46 preschools, 17 elementary
schools and five high schools.   We strive to make only acquisitions which are
strategic in nature: to enhance our presence within an existing cluster; to establish a base in a new geographic area with growth potential; or to provide an entry into a new business (e.g., learning challenged students). In Fiscal 1999, we acquired, through an 80% joint venture, three schools located in southern Florida which educate children with learning disabilities and a preschool located in Leesburg, Virginia. In September 1999, we acquired all the capital stock of Houston Learning Academy, an operator of five specialty high schools in the Houston, Texas market.

Nobel Learning Solutions

     In Fiscal 1999, Nobel launched several new businesses through its new division, Nobel Learning Solutions.

     Paladin Academy(Tm)

     Our Paladin Academy schools serve the needs of learning-challenged and developmentally delayed students. Through these schools, our mission is to improve the learning process and achievement levels of children and adults having dyslexia, attention deficit disorder and other learning difficulties. We offer clinical day schools, tutoring clinics and summer programs, as well as psycho-educational and developmental testing and community outreach programs.

     Paladin Academy day schools offer full day programs serving the special needs of students from kindergarten throughout high school. The goal of Paladin Academy is to enable students to reenter mainstream school programs within two to three years. We offer one-on-one tutorial clinics to our day school students, as supplemental instruction, and to other children, college students and adults who require an educational therapy program.

     As of September 15, 1999, we operated six Paladin Academy schools. These include three "stand-alone" private schools in South Florida, acquired in our August 1998 purchase of the assets of Development Resource Centers. Our Paladin Academy schools also include three schools that commenced operations calendar year 1999, conducted in classrooms of other Nobel Learning Communities schools (including two in South Florida and one in Chantilly, Virginia). We plan to undertake a further roll-out of Paladin Academy schools within the Nobel school clusters across the United States, based on the performance of these new schools.

     We believe that Nobel school clusters will foster the development of the Paladin Academy schools. Existing schools in a Nobel cluster can refer students requiring special help to Paladin Academy; our marketing efforts can foster name recognition of all services available within the Nobel Learning Community.
Also, we can reduce start-up costs for new Paladin Academy schools by utilizing excess capacity at existing Nobel Learning Community schools. Paladin Academy schools can also share soccer fields, basketball courts and gymnasiums of schools at which they are located, or nearby.

     All Paladin Academy schools are operated through a an 80%-owned joint venture with an entity owned by the seller of Development Resource Centers.

     Nobel Learning Advantage

     In late calendar year 1999, we will begin to offer comprehensive tutorial and diagnostic programs under the name Nobel Learning Advantage. These programs will include adaptive (remedial), transitional (enrichment) and gifted components within two major content areas: reading, writing and mathematics. Each program will have a diagnostic and an instructional component that can be delivered in three grade ranges (K - 2, 3 - 5, and 6 - 8). In Fall 1999, we will commence piloting our reading programs at two of our schools; in January 2000, we expect to commence a roll-out of this program. By Spring 2000, we will begin to commence piloting our mathematic tutorial programs; commercial application of these programs is planned to commence in the 2000/2001 school year. We plan to market our tutoring services both to our current students and to students outside the Nobel Learning Community. Initially, we expect to train our elementary and middle school staff to conduct tutoring services. We believe that this approach will be attractive to our teachers, affording them the opportunity to earn income to supplement their salaries.

     Charter Schools

     In 1999, Nobel entered the charter school market, by assisting a non-profit entity to apply for a charter from the School District of Philadelphia. The School District of Philadelphia awarded the non-profit entity a charter for 624 children; well in excess of that number of children applied for enrollment. Nobel will provide administrative and construction management services to the charter school pursuant to a five-year management contract. The non-profit entity will fund its own operations, through payments from the School District of Philadelphia. As part of the arrangements with the charter school, Nobel leases the charter school premises from a third party, and subleases the premises to the non-profit entity.

     We believe that our experience in developing and operating schools was an important factor in the decision of the non-profit entity to seek our management services and of the School District of Philadelphia to approve the charter. We are actively pursuing other charter school opportunities in states which have the student fees and management flexibilities to make the charter school management arrangements economically viable.

     Houston Learning Academy

     In September 1999, we acquired all the capital stock of Houston Learning Academy, an operator of five specialty high schools in the Houston, Texas market. The Houston Learning

Academy schools offer a half day fully accredited high school program, as well as tutorial and summer school programs. These schools' programs feature very small class sizes and individualized attention. Many students who attend Houston Learning Academy desire to engage in other activities in the afternoons or are attracted to the flexibility of the schools' curriculum.

Industry and Competition

     Annual spending in education and training is estimated to exceed $740 billion annually in the United States or approximately 10% of gross domestic product. Estimates of spending in education for preprimary grades (preschools and child care) are $34 billion while estimates of spending for kindergarten through twelfth grade ("K -12") are $358 billion. Spending is projected to continue to grow through a combination of increasing per pupil expenditures and increasing school enrollments.

     It is estimated there are over 100,000 schools in the $34 billion preschool/child care segment, of which $11.5 billion is spent in the for-profit segment. Likewise, it is estimated there are 85,000 schools in the $358 billion K - 12 segment, of which $18.5 billion is spent in the for-profit segment.

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

     The market for learning challenged schools (part of the over-all K-12 market) is very fragmented and is estimated to be $9.6 billion and servicing approximately 8 million children. The market for tutorial and diagnostic services is estimated to be $12 to $18 billion, with Sylvan Learning Centers and Huntington Learning Centers being the principal competitors. Corporate sponsored schools, which are currently almost entirely preschools, with 8,300 workplace childcare centers, is estimated to be a $2 billion market, and has grown at 20% to 25% per year since 1992. The largest competitor is Bright Horizons, with annual revenue of approximately $250 million. We believe that these markets have significant potential, and we intend to pursue actively growth in these markets. But, our efforts may not be successful.

     Between 1985 and 1995, it is estimated that the public school K - 8 grade enrollment increased 19.8% from 27.03 million students to 32.38 million students while the private school K - 8 grade enrollments increased 5.6% from 4.19 million students to 4.43 million students over the same time period. The U.S. Department of Education projects public school and private school K - 8 enrollment growth between 1996 and 2006 to slow to 2%, a 700,000 enrollment increase in public schools and a 100,000 enrollment increase in private schools, respectively. While this increase may not seem large, there is significant concern that the nation's already overcrowded schools are ill-prepared to handle it. It is estimated that in excess of 4,000 new K - 8 schools must be built to relieve current overcrowding and handle the growth. Also, this growth will vary significantly in different regions of the United States. States such as California, Florida, Washington and Oregon are projected to experience high growth. These states are targeted in our expansion plans.

     During the 1996 presidential elections, education was the politically "hot issue" in national and state contests. The broad public debate has shifted from whether our existing K - 12 system has failed in terms of performance to which reform movements promise the best and quickest improvements.

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

     Education reform movements in the United States are posing alternatives to the public schools. These include charter schools, private management of public schools, vouchers, home schooling and private schools. Our strategy is to provide parents a quality alternative through Nobel's privately owned and operated schools utilizing a proven curriculum in a safe and challenging environment.

     For school age children, we compete with other for-profit private schools, with non-profit schools and, in a sense, with public school systems. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The only for-profit competitor of which Nobel is aware which currently competes beyond a regional level is Children's World, a subsidiary of Aramark Corporation. We believe that the structure of the large for-profit child care companies may make it difficult for them to implement and develop programs which are based upon curriculum-intensive goals, which would require significant cultural changes.

     The preschool/child care market is a $34 billion highly fragmented industry, with diverse competition from both public and private sectors. Approximately eight million children are enrolled in 90,000 centers/schools, of which less than nine percent are managed by for-profit chains. Revenues of the 45 largest child care/preschool providers represent approximately five percent of total segment revenues. Also seeking enrollments of pre-school age children are in-home individual child care providers and corporations that provide child care for their employees.

     Only one out of seven early care/education programs is rated good or excellent by the Carnegie Corporation report; four out of five programs fail quality standards. We believe that persons in its target market -- parents seeking curriculum-based programs for their children -- seek services not provided by child care providers without a curriculum base. We believe these parents desire to give their child the best educational advantage available, since, as educators have found, the learning process should start earlier, preferably somewhere between the ages of two and three. We offer a national curriculum based program with excellent standards.

     The demand for quality preschools is increasing. More than 60% of married mothers with children under six years of age are in the workplace. Both single parents and dual income families are on the rise. From 1980 to 1990, the percentage of dual income families rose from 50% to 60%.

From 1970 to 1997, the percentage of women who worked full time increased 39% to 57%. Combined, approximately 80% of U.S. families are either dual income or single parent households.

     While price is an important factor in competition in both the school age and preschool markets, we believe that other competitive factors also are important, including: professionally developed educational programs, well equipped facilities, trained teachers and a broad range of ancillary services, including transportation and infant care. Particularly in the preschool market, many of these services are not offered by many of our competitors.

Regulation

     Schools and preschools are subject to a variety of state and local regulations and licensing requirements. These regulations and licensing requirements vary greatly from jurisdiction to jurisdiction. Governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards and the qualifications of our personnel.

Insurance

     We currently maintain comprehensive general liability, workers' compensation, automobile liability, property, excess umbrella liability and student accident insurance. The policies provide for a variety of coverage and are subject to various limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. We believe we have adequate insurance coverage at this time. There can be no assurance that in future years we will not again become subject to lower limits.

Service Marks

     We have registered various service marks, including Chesterbrook Academy(R), Merryhill Country School(R) and The Rocking Horse Child Care Center(R), in the United States Patent and Trademark Office. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Seasonality

     Our elementary and middle schools historically have lower operating revenues in the summer due to lower summer enrollments. Summer revenues of preschools tend to remain more stable or, in some cases, increase. We continue to seek to improve summer results through camps and other programs.

Employees

     On September 15, 1999, we employed approximately 3,800 persons, approximately 1,000 of whom were employed on a part-time basis. We believe that our relationship with our employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers are as follows:

  Name                            Age            Position
-----------------------------------------------------------------------------------------------
  A. J. Clegg                      60            Chairman of the Board of Directors and
                                                 Chief Executive Officer; Director

  Daryl A. Dixon                   39            President and Chief Operating Officer

  John R. Frock                    56            Executive Vice President -- Corporate
                                                 Development; Assistant Secretary; Director

  William E. Bailey                40            Vice President and Chief Financial Officer

  B. Robin Eglin                   43            Executive Vice President -- Nobel Learning
                                                 Solutions

  Yvonne DeAngelo                  41            Vice President -- Administration and Finance;
                                                 Secretary

  Lynn A. Fontana                  52            Vice President -- Education

  Emily Louviere                   55            Vice President -- Western Operations

  Joy McAndrew                     39            Vice President -- Marketing

  Denise Price                     45            Vice President -- Southern Operations

  Barry S. Swirsky                 43            General Counsel

  Daniel Wallace                   46            Vice President -- Real Estate Development

  Debora A. Wood                   37            Vice President -- Northern Operations

     The following description contains certain information concerning the foregoing persons:

A.J. Clegg. Mr. Clegg was named Chairman of the Board and Chief Executive Officer of Nobel on May 29, 1992. Since 1989, Mr. Clegg has also served on the Advisory Board of Drexel University and, in 1996, was named as a member of the Board of Trustees of Drexel University. From June 1990 to December 1997 (but involving immaterial amounts of time since 1994), Mr. Clegg also served as the Chairman and CEO of JBS Investment Banking, Ltd., which provided investment management and consulting services to businesses, including Nobel. In 1979, he formed Empery Corporation, an operator of businesses in the cable television and printing industries, and held the offices of Chairman, President and CEO during his tenure (1979-1993). In addition, Mr. Clegg served as Chairman and CEO of TVC, Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-1993), a manufacturer of electronic senswitches. Mr. Clegg has also served on the board of directors of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991.

Daryl A. Dixon. Mr. Dixon joined Nobel as President and Chief Operating Officer in February 1999. Mr. Dixon was formerly an executive with NovaCare, Inc., where he served as President and General Manager of NovaCare, Inc.'s Long-term Care Services (formerly, the Contract Rehabilitation Division) from January 1994 to January 1999 and Vice President, Operations of the Contract Rehabilitation Division from November 1992 until January 1994. Mr. Dixon spent ten years in various management positions with Manor Health Care, including three years of Vice President - Operations.

John R. Frock. Mr. Frock was named Executive Vice President - Corporate Development on August 1, 1994. Mr. Frock was elected to the Board of Directors of Nobel on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., which provided investment management and consulting services to businesses, including Nobel. During the past five years, Mr. Frock also served as the Chairman and Chief Executive Officer of Avant Garde Enterprises, Ltd.; President and Chief Operating Officer of SBF Communications Graphics, a business forms printer located in Philadelphia, Pennsylvania; President of Globe Ticket and Label Company; and President of the Graphics Group of Empery Corporation.

William E. Bailey. Mr. Bailey joined Nobel as Vice President and Chief Financial Officer in January 1998. Prior to joining Nobel, Mr. Bailey was Vice President / Controller for KinderCare Learning Centers, Inc. (a national child care company) from 1993 to 1997, Corporate Controller from 1991 to 1993, and Director of Planning and Analysis from June 1989 to October 1991.

B. Robin Eglin. Mr. Eglin joined Nobel in April 1995, and currently serves as Executive Vice President of Nobel Learning Solutions. Previously, he served as Nobel's Vice President - Real Estate Development and Executive Vice President - Real Estate Development. Mr. Eglin was formerly Vice President of Carefree Learning Centers, Inc. and Keystone Real Estate Development Company, Inc., wholly-owned for-profit subsidiaries of Pennsylvania Blue Shield, where he was in charge of all real estate, finance and accounting activities. Mr. Eglin joined Carefree in 1989.

Yvonne DeAngelo. Ms. DeAngelo was appointed Vice President - Finance and Administration in December 1995. She had served as Controller since March 1989. Ms. DeAngelo has also served as Secretary since May 1992. Before joining Nobel, she served as Senior Auditor for Coopers and Lybrand from 1986 to 1989.

Dr. Lynn A. Fontana. Dr. Fontana joined Nobel as Vice President - Education in August 1999. Dr. Fontana has been actively involved in education and training for more than twenty years. As President of Fountain Communications Inc. (1990-
1998), and Thoughtful Technologies, LLC (1998-1999), Dr. Fontana provided consulting and production services for educational organizations, publishers, and government agencies. As a research associate professor at George Mason University (GMU) from 1990-1997, she directed externally funded educational research and development projects. She also served as an advisor to the University's Provost on distance education and chaired the university-wide distance education task force. Prior to joining the research faculty at GMU,

Dr. Fontana was the Chief Education Officer for WETA, the public television station for Washington, D.C. From 1983 to 1984, she directed the Global Understanding project at National Public Radio and from 1980 to 1983 was director of research and development for the CloseUp/ C-Span project in Washington, D.C., which provided public affairs programming to schools nationwide. From 1994 through 1997, Dr. Fontana was Vice President of the National History Day Board of Trustees on which she has served since 1990. She currently chairs the nominating committee of the National History Day Board.
Dr. Fontana has a BA in history and political science from Juniata College and a Ph.D. in education from Indiana University.

Joy McAndrew. Ms. Andrew joined Nobel as Vice President - Marketing in May 1997. Prior to joining Nobel, Ms. Andrew held several executive positions with Nutri/System, Inc., a national weight loss company, from 1987 to 1993 and 1994 to 1997. During the interim 1993 to 1994 period, Ms. McAndrew was Account Director at Thomas J. Paul, Inc., a national advertising/marking/ public relations agency, where she assumed sole responsibility for the account of Johnson and Johnson's Personal Products Division.

Emily Louviere. Ms. Louviere joined Nobel as Vice President - West Operations in November 1997. Ms. Louviere has over fourteen years of experience in the education industry, including managing multi-site educational operations, both preschool and elementary schools. Immediately prior to joining Nobel, from November 1996 to November 1997, Ms. Louviere served as Regional Vice President of Operations of Children's World. From October 1982 to March 1995, Ms. Louviere held various positions, including District Manager, Region Manager and Western Divisional Vice President at KinderCare, where she managed up to 400 schools with over $185 million in aggregate revenue.

Denise Price. Ms. Price joined Nobel as National Director of Training in July 1997 and was named Vice President - Southern Operations in November 1998. Prior to joining Nobel, from June 1983 to June 1997, Ms. Price held various position at KinderCare KinderCare Learning Centers, Inc., including Regional Operations Manager managing multi-site educational operations, National Director of Accreditation supervising the accreditation process for over 1,200 preschools, and Business Development Manager developing on-site schools for corporate clients. In addition, Ms. Price's professional experience includes being a certified validator for the National Association for the Education of Young Children (NAEYC) and a current board member on the NAEYC National Advisory Board, NAEYC Commission Decision Board and the National Child Care Association
(NCCA) Commission Decision Board.

Barry S. Swirsky. Mr. Swirsky been the General Counsel of Nobel since September 1995 (serving as an officer since September 1997). Mr. Swirsky was previously engaged in private legal practice advising corporations and other business entities, primarily in corporate, transactional and securities matters. Mr. Swirsky commenced his legal career as an associate with Reavis & McGrath in New

York, New York (since merged with Fulbright & Jaworski) (1981 to 1984), then was an associate with Dechert Price & Rhoads in Philadelphia, Pennsylvania (1984 to
1992), and then counsel to Bray Berry Martin & Reardon and a shareholder of Berry & Martin, P.C in Philadelphia, Pennsylvania (1992 to 1995). Mr. Swirsky received his J.D. from Harvard Law School in 1981.

Daniel J. Wallace. Mr. Wallace joined Nobel as Vice President - Real Estate Development in June 1999. Prior to joining Nobel, from August 1997 to March 1999, Mr. Wallace was Director of Development for Balanced Care Corporation, an east coast operator of assisted living and seniors housing facilities. In his two years with Balanced Care, Mr. Wallace developed 24 projects in six states. Mr. Wallace also has over 16 years of retail development experience, serving as Director of Real Estate for Uni-Marts, Inc., a regional operator of convenience stores and fast food restaurants. At Uni-Marts, Mr. Wallace was responsible for the development of over 400 sites in six Mid-Atlantic states. Mr. Wallace is a graduate of Penn State University.

Debora A. Wood. Ms. Wood joined Nobel as Vice President - North Operations in August 1999. Before joining Nobel, from 1984 to 1999, Ms. Wood was employed by NovaCare, Inc., where she held several operations positions of progressive responsibility, including District Manger, Area Manager and Regional Vice President in the Contract Rehabilitation Division, as well as Vice President of Occupational Health Services.

Item 2.   Properties.

     At September 15, 1999, we operated 138 schools on ten owned and 118 leased properties in 13 states. Our schools are geographically distributed as follows:
30 in California, 19 in North Carolina, 19 in Pennsylvania, 17 in Virginia, 11 in New Jersey, 15 in Florida, seven in Illinois, six in Nevada, five in Texas, four in Washington, two each in South Carolina and Oregon and one in Maryland. Our schools generally are located in suburban settings.

     The land and buildings which we own are subject to mortgages on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

     From time to time, we purchase undeveloped land for future development. At June 30, 1999, we owned one such property in North Carolina. We also own the land and building of three properties in Florida and Maine at which we formerly operated day care centers; two of these properties are leased to third parties.

     We lease 13,837 square feet of space for our corporate offices in Media, Pennsylvania.

Item 3.   Legal Proceedings.

     We are engaged in legal actions arising in the ordinary course of its business. We believe that the ultimate outcome of all such matters will not have a material adverse effect on our consolidated financial position or results of operations. The significance of these matters on our future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     Our common stock trades on The Nasdaq Stock Market under the symbol NCLI. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market(R) (on which our common stock trades) and the Nasdaq SmallCap Market(SM). The Nasdaq Stock market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

     The table below sets forth the quarterly high and low sales prices for our common stock as reported by Nasdaq for each quarter during the period from January 1, 1997 through June 30, 1999 and for the first quarter to date in Fiscal 2000.

                                                        High            Low
  Fiscal 1997 (January 1, 1997 to December 31, 1997)

  First Quarter......................................   12 5/8          7 7/8
  Second Quarter.....................................   10 3/8          7 1/2
  Third Quarter......................................    9 3/4          8 1/4
  Fourth Quarter.....................................    9 7/16         4 1/2

  Fiscal 1998 (January 1, 1998 to June 30, 1998)

  First Quarter......................................    9 3/8          4 7/8
  Second Quarter.....................................    9 1/8          7 7/8

  Fiscal 1999 (July 1, 1998 to June 30, 1999)

  First Quarter......................................    9 3/4          5 7/8
  Second Quarter.....................................    7 7/8          5 1/32
  Third Quarter......................................    6 1/4          4 1/4
  Fourth Quarter.....................................    6 1/16         4 1/2

  Fiscal 2000

  First Quarter (as of September 11, 1999)...........    6 1/8          4 1/4

Holders

     At September 10, 1999, there were approximately 400 holders of record of shares of common stock.

Dividend Policy

     We have never paid a dividend on our common stock and do not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, we intend to retain our earnings in order to finance our ongoing operations and to develop and expand our business. Our credit facility with our lenders prohibits us from paying dividends on our common stock or making other cash distributions without the lenders' consent. Further, our financing documents relating to our private placement of our $10,000,000 Subordinated Note with Allied Capital Corporation prohibit us from paying cash dividends on our common stock without Allied's approval, and our financing documents relating to our private placement of the Series C Convertible Preferred Stock to Edison Venture Fund II, L.P. prohibit us from paying cash dividends on our common stock, unless the dividend is permitted under our bank agreement and the amount of the dividend is less than or equal to 50% of our operating income less income tax.

Item 6.

Selected Financial Data
(In thousands except per share data)

The following table sets forth selected historical financial data of the Company, this data should be read in conjunction with the Company's Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                 Year Ended   Six Months Ended            For the Year Ended December 31,
OPERATING DATA                                June 30, 1999      June 30, 1998           1997     1996      1995      1994
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                       $     109,762      $      48,995        $ 80,980  $ 58,909  $ 44,154  $ 34,372
School operating expenses                            95,957             42,142          69,858    48,871    35,762    28,032
--------------------------------------------------------------------------------------------------------------------------------
School operating profit                              13,805              6,853          11,122    10,038     8,392     6,340
New school development                                  518                501             400       207       146       129
General and administrative expenses                   7,717              3,391           5,973     4,190     3,396     2,696
Restructuring expense                                     -                  -           2,960         -         -         -
Litigation expense                                        -                  -               -         -       500       200
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                      5,570              2,961           1,789     5,641     4,350     3,315
Interest expense                                      2,998              1,044           2,047     2,004     1,840     1,223
Other (income) expense                                 (248)              (102)           (158)     (482)     (126)      107
Minority interest                                        74                 35              86        94        86        83
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     2,746              1,984            (186)    4,025     2,550     1,902
Income tax (benefit) expense                          1,153                833             250     1,562    (1,356)     (438)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item           1,593              1,151            (436)    2,463     3,906     2,340
Extraordinary item                                        -                  -             449         -        62         -
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     1,593              1,151            (885)    2,463     3,844     2,340
Preferred dividends                                      83                 51             102       109       184       199
--------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders   $       1,510      $       1,100        $   (987) $  2,354  $  3,660  $  2,141
================================================================================================================================

EBITDA/(1)/
     (earnings before interest, taxes,
     depreciation and amortization expense)   $      11,123      $       5,243        $  4,803  $  8,313  $  6,020  $  4,426
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share (post split):
Net income (loss) before extraordinary item   $        0.25      $        0.18        $  (0.09) $   0.42  $   0.79  $   0.57
Extraordinary item                                        -                  -           (0.07)        -     (0.01)        -
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $        0.25      $        0.18        $  (0.16) $   0.42  $   0.78  $   0.57
================================================================================================================================

Dilutive earnings per share (post split)
Net income (loss) before extraordinary item   $        0.22      $        0.15        $  (0.09) $   0.34  $   0.64  $   0.46
Extraordinary item                                                           -           (0.07)        -     (0.01)        -
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $        0.22      $        0.15        $  (0.16) $   0.34  $   0.63  $   0.46
================================================================================================================================

BALANCE SHEET DATA:
Working capital deficit                       $     (12,087)     $     (10,221)       $ (7,946) $ (1,351) $   (831) $ (4,197)
Cost in excess of net assets acquired                45,725             41,753          37,439    25,601    17,274     8,888
Total assets                                         81,025             75,020          74,398    56,833    44,937    23,234
Short-term debt and
Current portion of long-term debt                     2,209              2,031           2,793     3,448     1,371     1,768
Long-term debt and obligations                       29,147             26,477          28,470    14,226    20,272     7,846
Stockholders' equity                                 34,145             32,736          31,636    32,323    16,121     8,298

(1) EBITDA includes depreciation expense included in general and administrative expenses of $370,000 for the year ended June 30, 1999, $125,000 for the six months ended June 30, 1998 and $153,000, $73,000, $181,000, $238,000, for
     the years ended December 31, 1997, 1996, 1995 and 1994, respectively.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 1999 ("1999") compared to the twelve months ended June 30, 1998 ("1998 period")

On December 19, 1997, the Company changed its fiscal year end to the last Friday in June closest to June 30. To facilitate a discussion of the Company's operating performance for 1999, the corresponding period for the twelve months ended June 30, 1998 is presented.

During 1999, the Company acquired the assets or stock of companies owning four schools. These acquisitions include: three schools for the learning challenged in Dade County, Florida and one preschool in Leesburg, Virginia. In addition, the Company opened six new schools, of which three were preschools and three were elementary schools. The Company also closed seven schools.

Following is a chart which breaks down revenues, school operating profit and school operating profit margins for 1999 and the 1998 period into three categories: Baseline Schools, Schools Acquired Within the Year and New School Development (dollars in thousands).


                                 Twelve months     % of  Twelve months    % of    1999-1998
                                 June 30, 1999  revenue  June 30, 1998  revenue  Variance ($)
--------------------------------------------------------------------------------------------
BASELINE SCHOOLS (1)
Revenues                         $      92,967   100.0   $     75,895    100.0   $    17,072
Operating profit                 $      15,467    16.6   $     12,739     16.8   $     2,728
--------------------------------------------------------------------------------------------
SCHOOLS ACQUIRED
WITHIN THE YEAR (2)
Revenue                                  1,743   100.0%         4,127    100.0        (2,384)
Operating profit                           650    37.3%           565     13.7            84
--------------------------------------------------------------------------------------------
NEW SCHOOL
DEVELOPMENT (3)
Revenues                                15,052   100.0         10,288    100.0         4,764
Operating profit (Loss)                   (478)   (3.2)          (744)    (7.2)          267
--------------------------------------------------------------------------------------------
Total Revenues                   $     109,762   100.0   $     90,310    100.0%  $    19,452
============================================================================================
School operating profit
before amortization
of goodwill                             15,639    14.2         12,560     13.9         3,079

Less amortization
of goodwill                              1,834     1.7          1,370      1.5           464
--------------------------------------------------------------------------------------------
School operating profit          $      13,805    12.6   $     11,190     12.4   $     2,615
============================================================================================

(1) Baseline Schools is defined as all schools, except schools included in Schools Acquired Within the Year or New School Development (see footnotes
     (2) and (3)).(Schools which were acquired in the 1998 period are included in "Baseline Schools" for 1999 results and "Schools Acquired Within the Year" for 1998 results. Schools which opened during the twelve months ended June 30, 1996 are included in "Baseline Schools" for 1999 results and "New Development" for 1998 period results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired during the 12 months ended June 30, 1998 for the 1998 period results and (ii) schools acquired during the 12 months ended June 30, 1999 for 1999 results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e. schools opened between June 30, 1996 to June 30, 1998 for 1998 period results and (ii) schools opened between June 30, 1997 to June 30, 1999 for 1999 period results).

Revenues in the Baseline Schools increased $17,072,000 or 22.5% from the 1998 period to 1999. The increase is a result of the combination of several factors:
(1) An increase in revenues of $10,030,000 related to acquisitions completed in the 1998 period. (2) a $5,085,000 increase related to new schools opened during the twelve months ended June 1996, and (3) an increase of revenues of $1,957,000 in all other schools due to increased tuitions and enrollments. Operating profit of the Baseline Schools increased $2,728,000 as a result of (1) a $492,000 increase in operating profit related to the schools acquired in the 1998 period, (2) a $486,000 increase related to new schools opened during the twelve months ended June 1996, and (3) a $1,750,000 increase related to all other schools.

The Company acquired four schools during 1999 which contributed total revenues of $1,743,000 and school operating profits of $650,000. The Company acquired eight schools during the 1998 period which in such period contributed revenues of $4,127,000 and operating profit of $565,000. Operating profit margin before goodwill of the schools acquired in 1999 was 37.3% or 23.6% above the schools included in the 1998 period. Three of the four schools acquired in 1999 were a part of the acquisition of an 80% interest in schools for the learning challenged. Operating margins in these schools are higher as a result of the higher tuition the Company can charge for this specialized service.

In 1999, revenues related to new schools opened during the period between July 1, 1997 to June 30, 1999 totaled $15,052,000 or an increase of $4,764,000 or
46.3% compared to the schools opened during the period between July 1, 1996 to June 30, 1998. During 1999, the Company opened six schools, three of which were elementary schools and during the 12 months ended June 30, 1998, the Company opened twelve schools, five of which were elementary schools. Operating loss totaled $478,000 in 1999 compared to operating losses of $744,000 in 1998 period. The decrease in the loss is a result of the mix in the type of schools opened and the timing and number of school openings. Elementary and middle schools take longer to become profitable compared to preschools. Elementary schools typically take 24 to 36 months to become profitable compared to 18 to 24 months in a preschool.

Overall, in 1999 the Company's total revenues increased $19,452,000 or 21.5% and school operating profits (after goodwill) increased $2,615,000 as compared to 1998 period. School operating profit margins increased from 12.4% in the 1998 period to 12.6% in 1999, as explained above.

New school development costs decreased $286,000 in 1999 primarily because of the decrease in the number of schools opened. During 1999, the Company opened three elementary and three preschools as compared to five elementary schools and seven preschools in the 1998 period. Elementary schools typically have higher start up costs than preschools. Start up costs average $225,000 for an elementary school and $125,000 for a preschool. Start up and development costs include personnel, marketing and supplies.

General and administrative expenses increased $1,170,000 or 17.9% to $7,717,000 in the 1999. The increase is attributable to the increase in the Company's infrastructure to support its revenue growth. In February 1999, the Company added a President/Chief Operating Officer. As a percentage of revenue, general and administrative expenses decreased from 7.2% of revenues in 1998 period to 7.0% of revenues in 1999. Management is continuing to build the infrastructure needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percentage of revenues.

During the 1998 period, the Company recorded a restructuring charge totaling $2,960,000 attributable to a combination of factors. Of the $2,960,000, $2,000,000 was related to the write-off of goodwill recorded in connection with the acquisition of nine schools located in Indianapolis, $789,000 was related to the write down of the book value of tangible assets and an accrual for lease obligations of several non-performing schools held for sale or that are scheduled to close when their leases expire, and $171,000 was related to the restructuring of management that took place in 1997 and early 1998.

As a result of the factors mentioned above, operating income increased $4,691,000 to $5,570,000 for 1999 as compared to the 1998 period. Excluding the restructuring charge incurred in the 1998 period, operating income in 1999 increased $1,731,000 or 45.1%.

EBITDA (defined as earnings before interest, income taxes, depreciation and amortization), totaled $11,123,000 for 1999 which was $6,910,000 above the 1998 period. EBITDA for the 1998 period, adjusted to exclude restructuring expense and extraordinary loss was $7,625,000. EBITDA for 1999 was $3,501,000 above the adjusted EBITDA for the 1998 period. As a percentage of revenue, EBITDA for 1999 equaled 10.1% versus 8.4% for the adjusted EBITDA in the 1998 period. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

Interest expense increased by $867,000 or 40.7% for 1999 as compared to the 1998 period. The increase in interest expense is a result of increased borrowings under the Company's senior debt facility and subordinated debt issued in connection with Company's acquisitions. In addition, interest expense increased due to the issuance by the Company in July 1998 of a $10,000,000 senior subordinated note. The net proceeds were used to reduce the borrowings under the Company's senior debt facility. The senior subordinated note bears interest at 10% and is approximately 200 basis points higher than the floating rate debt on the Company's senior debt facility. In connection with this transaction, the Company also issued warrants to acquire shares of the Company's common stock. The Company recorded a debt discount and allocated $900,000 of the proceeds of the transaction to the value of the warrants. This debt discount is being amortized to interest expense over the term of the senior subordinated note.

The provision for income taxes of $1,153,000 for 1999 was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible goodwill incurred with acquisitions for stock and state income taxes. For acquisitions of stock of a company, purchase accounting applies for accounting purposes; but, for tax purposes, the Company inherits the historic basis of the purchased company in its assets, without any goodwill.

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

Following is a chart which breaks down revenues, school operating profit and school operating profit margins for the 1998 and 1997 periods into three categories: Baseline Schools, Schools Acquired Within the Year and New School Development (dollars in thousands)

                                  Six months     % of      Six months    % of    1999-1998
                                 June 30, 1998  revenue  June 30, 1997  revenue  Variance ($)
--------------------------------------------------------------------------------------------
BASELINE SCHOOLS (1)
Revenues                         $      41,113   100.0%  $     28,517    100.0%  $    12,596
Operating Profit                 $       7,534    18.3%  $      5,491     19.3%        2,043
--------------------------------------------------------------------------------------------
SCHOOLS ACQUIRED
WITHIN THE YEAR (2)
Revenues                                 3,263   100.0%         7,491    100.0%       (4,228)
Operating Profit                           460    14.1%         1,551     20.7%       (1,091)
--------------------------------------------------------------------------------------------
NEW SCHOOL
DEVELOPMENT (3)
Revenues                                 4,619   100.0%         3,656    100.0%          963
Operating Profit (Loss)                   (396)   (8.6)%          261      7.1%         (657)
--------------------------------------------------------------------------------------------
Total Revenues                   $      48,995   100.0%  $     39,664    100.0%        9,331
============================================================================================
School Operating Profit
Before Amortization
of Goodwill                              7,598     15.5%       7,303     18.4%           295

Less Amortization
of Goodwill                                745      1.5%         517      1.3%           228
--------------------------------------------------------------------------------------------
School Operating Profit          $       6,853     14.0% $     6,786     17.1%   $        67
============================================================================================

(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3). (Schools which were acquired in 1997 are included in "Baseline Schools" for 1998 period results and "Schools Acquired Within the Year" for 1997 period results. Schools which were first opened in 1996 are included in "Baseline Schools" for 1998 period results and "New Development" for 1997 period results).

(2) Schools Acquired Within the Year is defined as (i) schools acquired during the 12 months ended June 30, 1997 for 1997 period results and (ii) schools acquired during the 12 months ended June 30, 1998 for 1998 period results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e. schools opened between July 1, 1995 and June 30, 1997 for 1997 period results and schools opened between July 1, 1996 and June 30, 1998 for 1998 period results).

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

The Company acquired eight schools during the 12 months ended June 30, 1998 which contributed total revenues of $3,263,000 and school operating profits of $460,000. The Company acquired thirteen schools during the 12 months ended June 30, 1997 which contributed revenues of $7,491,000 and operating profit of $1,551,000. The operating profit margins of schools included in the 1998 period was 14.1% or 6.6% below the schools included in the 1997 period. One of the eight schools included in the 1998 period was a new school that opened subsequent to the acquisition. The start-up losses associated with opening new schools contributed to this decline in operating margin.

Revenues related to the New Schools opened during the period between July 1, 1996 and June 30, 1998 totaled $4,619,000 in the 1998 period or an increase of $963,000 or 26.3% compared to the schools opened during the period between July 1, 1995 and June 30, 1997 in the 1997 period. During the 12 months ended June 30, 1998, the Company opened 12 schools, five of which were elementary schools, and during the 12 months ended June 30, 1997, the Company opened eight schools, three of which were elementary schools. Operating losses totaled $396,000 in the 1998 period compared to operating income of $261,000 in the 1997 period. The increase in the losses is a result of the mix in the type of schools opened and the timing and number of the openings. Elementary and middle schools take longer to become profitable compared to preschools. Elementary schools typically take 24 to 36 months to become profitable compared to 18 to 24 months in a preschool.

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

EBITDA (defined as earnings before interest, income taxes, depreciation and amortization), totaled $5,243,000 for the 1998 period which was $309,000 or 5.6% below the 1997 period. As a percentage of revenue, EBITDA for the 1998 period equaled 10.7% versus 13.3% for the 1997 period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important indicator.

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

                               Six months      % of      Six months      % of      1999-1998
                            June 30, 1998   revenue   June 30, 1997   revenue    Variance($)
--------------------------------------------------------------------------------------------
BASELINE SCHOOLS(1)
Revenues                          $59,567   100.0 %        $49,977    100.0%        $ 9,590
Operating Profit                  $10,176    17.1 %        $ 9,312     18.6%        $   864
--------------------------------------------------------------------------------------------
SCHOOLS ACQUIRED
WITHIN THE YEAR(2)
Revenue                            14,232    100.0 %         3,437    100.0%         10,795
Operating Profit                    2,345     16.5 %           775     22.6%          1,570
--------------------------------------------------------------------------------------------
NEW SCHOOL
DEVELOPMENT(3)
Revenues                            7,181    100.0 %         5,495    100.0%          1,686
Operating Profit (Loss)              (410)    (5.7)%           586     10.7%           (996)
---------------------------------------------------------------------------------------------
Total Revenues                    $80,980    100.0 %       $58,909    100.0%        $22,071
=============================================================================================
School Operating Profit
Before Amortization
of Goodwill                        12,111     15.0 %        10,673     18.1%          1,438

Less Amortization
of Goodwill                          (989)     1.2 %          (635)     1.1%           (354)
---------------------------------------------------------------------------------------------
School Operating Profit           $11,122     13.7 %       $10,038     17.0%        $ 1,084
=============================================================================================

(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3), (Schools which were acquired in 1996 are included in "Baseline Schools" for 1997 results and "Schools Acquired Within the Year" for 1996 results. Schools which were first opened in 1995 are included in "Baseline Schools" for 1997 results and "New Development" for 1996 results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired in 1996 for 1996 results and (ii) schools acquired in 1997 for 1997 results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e. schools opened in 1995 or 1996 for 1996 results and schools opened in 1996 or 1997 for 1997 results).

Revenues in the Baseline Schools increased $9,590,000 or 19.2% from 1996 to 1997. The increase is a result of the combination of several factors, including
(1) an increase in revenues of $6,173,000 increase related to acquisitions completed in 1996, (2) a $4,636,000 increase related to New Schools opened in 1995, (3) an increase of revenues of $643,000 in schools other than Merryhill and South Carolina, offset by (4) a decrease in Merryhill enrollment resulting in a $1,003,000 decrease in revenues and (5) a decrease of $859,000 related to the revenues of six schools closed in South Carolina in 1996. Operating profit of the Baseline Schools increased $864,000 or 9.3% as a result of (1) a $1,383,000 increase in operating profit related to the schools acquired in 1996, (2) a $850,000 increase related to the operating profit of the 1995 New Schools offset by (3) a $949,000 decrease related to the decrease in the Merryhill schools and by (4) a $420,000 decrease in the remaining schools.

The Company experienced both a decline in enrollment and operating profit of the Merryhill Schools located in California. The Company believes that the decrease was primarily due to the effect of the California public school initiative to decrease student/teacher class size ratios in Kindergarten to third grade classes and a weak summer program. The public school initiative affected Merryhill in several ways: (1) teacher turnover increased, (2) enrollment decreased and (3) with efforts to attract replacement teachers and retain existing teachers, average teacher salary increased. In addition to the effect of the initiative, rent expense in some of the Merryhill Schools increased because of recently built replacement schools, which expanded capacity. The Company took several steps to improve the situation. In the fourth quarter of 1997, the Company hired a Vice President of Western Operations and a Summer Camp Manager. The Company restructured operations management by adding experienced Executive Directors and other management personnel and reducing responsibility of each Executive Director to a maximum of ten schools.

In 1997, the Company acquired seventeen schools with total revenues and school operating profits of $14,232,000 and $2,345,000, respectively. This is an increase in acquisition activity totaling $10,795,000 in revenues and $1,570,000 in operating profit compared to schools acquired in 1999. In 1996, the Company acquired seven schools with revenue of $3,437,000 and operating profit of $775,000. The operating profit margins of schools acquired decreased 6.1% from 22.6% in 1996 to 16.5% in 1997. The decrease in the margins of the schools acquired is related primarily to the lack of summer programs at some of these elementary schools. The elementary schools acquired in 1997 did not typically have strong summer programs. The Company initiated summer programs, but it takes time for enrollment to build.

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

In 1997, the Company recorded a restructuring charge totaling $2,960,000 related to a combination of factors. Of the $2,960,000, $2,000,000 was related to the write-off of the goodwill recorded in connection with the acquisition of the nine schools located in Indianapolis, $789,000 was related to the write down of the book value and an accrual for lease obligations of several non-performing schools held for sale or that were scheduled to close when their leases expired, and $171,000 is related to the restructuring of management that took place in 1997 and early 1998.

As a result of the factors mentioned above, operating income decreased $3,852,000 or 68% to $1,789,000 in 1997 compared to the same period in 1996.
Adjusted operating income, defined as operating income before the restructuring charge, totaled $4,749,000 in 1997, which represents a decrease of $892,000 or 15.8% compared to the prior year.

In 1997 EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $4,803,000 which was $3,510,000 or 42.2% below the prior year. As a percentage of revenue, EBITDA for 1997 equaled 5.9% versus 14.1% for 1996. Adjusted EBITDA (defined as EBITDA before the restructuring charge) equaled $8,212,000 which was $101,000 or 1% below $8,313,000 for 1996.
As a percentage of revenues, adjusted EBITDA equaled 10.1% for 1997 as compared to 14.1% for the prior year. The decrease as a percentage of revenues is a result of lower operating margins and higher general and administrative expense. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

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

Other income decreased $324,000 and 67% for 1997 totaling $158,000 compared to 1996 of $483,000. The decrease is primarily related to the decrease in interest income. During 1996, the Company raised $11,600,000 of net proceeds through a private issuance of common stock. The Company earned interest on these funds during the second half of 1996. The cash was used for acquisitions and the building of new schools during the later part of 1996 and early 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Management is pursuing a four-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets,
(3) strategic acquisitions, and (4) development of new education businesses. The Company's principal sources of liquidity are (1) cash flow generated from operations, (2) future borrowings under the Company's $35.0 million Amended and Restated Loan and Security Agreement, (3) the use of site developers to build schools and lease them to the Company, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions.

The Company anticipates that its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures, and renovations and the building of new schools in the near term future.

The Company continues to look for quality acquisition candidates. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school. In order for the Company to continue its acquisition strategy, the Company will continue to seek additional funds through debt or equity financing.

In March 1999, the Company entered into an Amended and Restated Loan and Security Agreement which increased the Company's borrowing capacity to $35,000,000. Four separate facilities were established under the Amended and Restated Loan and Security Agreement: (1)$7,000,000 Working Capital Credit Facility A, (2) $3,000,000 Working Capital Credit Facility B, (3)$15,000,000 Acquisition Credit Facility and (4) $10,000,000 Term Loan.

Working Capital Credit Facility A and B funds are available until March 2002. Under the Acquisition Credit Facility, no principal payments are required until March 2001. At that time the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments.

Under the Term Loan Facility, no principal payments are required until April 2000. Quarterly installments of $250,000 are required the first four quarters (through January 2001); thereafter quarterly installments of $562,500 are required until January 2005.

At June 30, 1999, $2,072,000 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $2,695,000 was outstanding under the Acquisition Credit Facility and $10,000,000 was outstanding under the Term Loan.

In July 1998, the Company issued a $10.0 million senior subordinated note to Allied Capital Corporation ("Note"). The net proceeds were used to reduce the Company's outstanding balance of the Company's senior bank debt. The Note bears interest at 10% and matures in two installments of principal, $5.0 million in 2004 and $5.0 million in 2005. Payments on the note are subordinated to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The Company recorded a debt discount and allocated $900,000 of the proceeds of the transaction to the value of the warrants. This debt discount is being amortized to interest expense over the term of the Note.

In December 1998, the Board of Directors authorized the repurchase of $1,000,000 of the Company's common stock. During 1999, 193,700 shares were repurchased for $1,000,000.

Total cash and cash equivalents decreased $165,000 from $1,805,000 at June 30, 1998 to $1,640,000 at June 30, 1999. The net decrease was due primarily to (1) cash used for acquisitions totaling approximately $3,743,000, (2) approximately $7,330,000 used for the building of New Schools and acquisition of land parcels and (3) net repayment of long term debt and subordinated debt of $7,360,000. These decreases were offset by (1) cash flow from operations of $7,034,000, (2) proceeds from the sale of property totaling $4,133,000, and the proceeds from the issuance of a subordinated note of $10,000,000.

The working capital deficit increased $1,866,000 from $10,221,000 at June 30, 1998 to $12,087,000 at June 30, 1999. The increase is primarily the result of the decrease in prepaid rent and insurance and an increase in unearned income.

CAPITAL EXPENDITURES

The Company is continuously maintaining and upgrading the property and equipment of each school. During 1999, the Company spent approximately $9,669,000 on capital expenditures, which included $7,330,000 for new school development and $2,339,000 on upgrading existing facilities. During the six months ended June 30, 1998, the Company spent $4,952,000 on capital expenditures, which included $3,498,000 for new school development and $1,454,000 on upgrading existing facilities. During 1997, the Company spent approximately $15,221,000 on capital expenditures, which included $11,137,000 on new school development and $4,184,000 on upgrading existing facilities.

During 1999, the Company received $3,485,000 from sale and leaseback transactions of new schools and $648,000 from the sale of closed schools. In addition, the Company expects to receive an additional $2,600,000 in fiscal year 2000 from sale and leaseback transactions. During the six months ended June 30, 1998 and the twelve months ended December 31, 1997, the Company received $6,948,000 and $7,451,000, respectively, from the sale and leaseback transactions of new schools.

The Company's Amended and Restated Security Agreement for Fiscal 2000 limits the Company's spending for capital expenditure to $8.0 million.

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

Concurrent with the Company's year 2000 compliance efforts, the Company is upgrading its management information system to link the schools to the corporate office as well as to other schools. This process includes purchasing new and replacing old equipment and software to improve management efficiencies as well as assure Year 2000 compliance. Management anticipates that the process will be complete by December 1999 and projects spending between $ 500,000 and $1,000,000 on this project.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as a part of this Report:

                                                                     Page
                                                                     ----

  (1)  Financial Statements.

       Report of Independent Accountants...........................   F-1
       Consolidated Balance Sheets.................................   F-2
       Consolidated Statements of Income...........................   F-3
       Consolidated Statements of Stockholders' Equity.............   F-4
       Consolidated Statements of Cash Flows.......................   F-5
       Supplemental Schedules for Consolidated Statements of Cash
       Flow........................................................   F-6
       Notes to Consolidated Financial Statements..................   F-7

  (2)  Financial Statement Schedules.

       Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

  (b)  Reports on Form 8-K.

       None.

  (c)  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
Number    Description of Exhibit

3.1 Registrant's Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.)

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

4.1 Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibits 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.) (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.2 Working Capital Facility Note A dated as of March 9, 1999 in the principal sum of $7,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.3 Working Capital Facility Note B dated as of March 9, 1999 in the principal sum of $3,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.4 Acquisition Credit Facility Note dated as of March 9, 1999 in the principal sum of $15,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.5 Term Note A dated as of March 9, 1999 in the principal sum of $10,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.6 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation 4.11. (Filed as
          Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

4.7 Senior Subordinated Note dated as of June 30, 1998 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation 4.12. (Filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

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

10.3      1995 Stock Incentive Plan of the Registrant, as amended. (Filed as
          Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.4 Form of Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

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

10.13 Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as
          Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.14 First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.15 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997, as amended on June 11, 1998. (Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.16 Employment Agreement dated January 25, 1999 between the Registrant and Daryl Dixon. (Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

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

23        Consent of PricewaterhouseCoopers & Lybrand L.L.P.

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

Date: September 27, 1999           NOBEL LEARNING COMMUNITIES, INC.


                                   By: /s/ A. J. Clegg
                                       ------------------
                                       A. J. Clegg
                                       Chairman of the Board, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                Position                           Date


 /s/ A. J. Clegg         Chairman of the Board,             September 27, 1999
----------------------
A. J. Clegg              President and Chief
                         Executive Officer and Director


 /s/ William Bailey      Vice President,                    September 27, 1999
----------------------
William Bailey           Chief Financial Officer
                         (Principal Financial Officer)


 /s/ Yvonne DeAngelo     Vice President - Finance           September 27, 1999
----------------------
Yvonne DeAngelo          and Administration
                         (Principal Accounting Officer)

 /s/ Edward Chambers     Director                           September 27, 1999
----------------------
Edward H. Chambers


 /s/ John R. Frock       Executive Vice President           September 27, 1999
----------------------
John R. Frock            and Director

/s/ Peter H. Havens
----------------------   Director                           September 27, 1999
Peter H. Havens



______________________   Director                           September 27, 1999
Pamela S. Lewis



______________________   Director                           September 27, 1999
Eugene G. Monaco



______________________   Director                           September 27, 1999
William L. Walton



 /s/ Robert Zobel        Director                           September 27, 1999
----------------------
Robert Zobel

               -------------------------------------------------
               Nobel Learning Communities, Inc. and Subsidiaries
               -------------------------------------------------

Report of Independent Accountants

To the Stockholders
and the Board of Directors
of Nobel Learning Communities, Inc.:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for the year ended June 30, 1999 and for the six months ended June 30, 1998 and each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 2, 1999

               -------------------------------------------------
               Nobel Learning Communities, Inc. and Subsidiaries
               -------------------------------------------------

Consolidated Balance Sheets

(Dollars in thousands)

                                                       June 30, 1999   June 30, 1998
------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------
Cash and cash equivalents                              $       1,640   $       1,805
Accounts receivable, less allowance for doubtful
    accounts of $177 in 1999 and $133 in 1998                  1,689           1,130
Prepaid rent                                                     859           1,276
Prepaid insurance and other                                      844             738
------------------------------------------------------------------------------------
    Total Current Assets                                       5,032           4,949
------------------------------------------------------------------------------------
Property and equipment, at cost                               37,024          31,601
Accumulated depreciation                                     (12,324)         (9,226)
------------------------------------------------------------------------------------
                                                              24,700          22,375
Property and equipment held for sale                           1,202           1,371
Cost in excess of net assets acquired                         45,725          41,753
Deposits and other assets                                      3,347           3,541
Deferred taxes                                                 1,019           1,031
------------------------------------------------------------------------------------
Total Assets                                           $      81,025   $      75,020
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Current portion of long-term obligations               $       2,209   $       2,031
Cash overdraft liability                                       1,792           1,397
Accounts payable and other current liabilities                 8,236           8,147
Unearned income                                                4,882           3,595
------------------------------------------------------------------------------------
    Total Current Liabilities                                 17,119          15,170
------------------------------------------------------------------------------------
Long-term obligations                                         15,316          20,311
Long-term subordinated debt                                   13,831           6,166
Capital lease obligations                                         73             162
Deferred gain on sale/leaseback                                   27              35
Minority interest in consolidated subsidiary                     514             440
------------------------------------------------------------------------------------
Total Liabilities                                      $      46,880   $      42,284
------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 9 and 15)
Stockholders' Equity:
   Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; issued and outstanding 4,593,542 in
   1999 and 1998. $5,530 aggregate liquidation
   preference at June 30, 1999 and at June 30, 1998                5               5
Common stock, $0.01 par value; 20,000,000 shares
   authorized; issued and outstanding 6,121,365
   in 1999 and 1998                                                6               6
Treasury stock, cost; 236,810 shares in 1999 and
   36,810 in 1998                                             (1,375)           (375)
Additional paid-in capital                                    39,239          38,340
Accumulated deficit                                           (3,730)         (5,240)
------------------------------------------------------------------------------------
    Total Stockholders' Equity                                34,145          32,736
------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $      81,025   $      75,020
====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               -------------------------------------------------
               Nobel Learning Communities, Inc. and Subsidiaries
               -------------------------------------------------

Consolidated Statements of Income

(Dollars in thousands except per share data)

                                                          For the year   For the six months  For the year ended   For the year ended
                                                   ended June 30, 1999  ended June 30, 1998   December 31, 1997    December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                           $           109,762  $            48,995  $           80,980   $          58,909
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Personnel costs                                             53,203               23,368              38,557              26,777
    School operating costs                                      16,266                7,023              11,932               8,755
    Insurance, taxes, rent and other                            21,479                9,661              16,131              11,128
    Depreciation and amortization                                5,009                2,090               3,238               2,211
------------------------------------------------------------------------------------------------------------------------------------
                                                                95,957               42,142              69,858              48,871
------------------------------------------------------------------------------------------------------------------------------------
School operating profit                                         13,805                6,853              11,122              10,038
------------------------------------------------------------------------------------------------------------------------------------
New school development                                             518                  501                 400                 207
General and administrative expenses                              7,717                3,391               5,973               4,190
Restructuring expense                                                -                    -               2,960                   -
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                 5,570                2,961               1,789               5,641
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                 2,998                1,044               2,047               2,004
Other (income) expense                                            (248)                (102)               (158)               (482)
Minority interest in income of
    consolidated subsidiary                                         74                   35                  86                 94
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                2,746                1,984                (186)              4,025
Income tax expense                                               1,153                  833                 250               1,562
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item        $             1,593  $             1,151  $             (436)  $           2,463
------------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment
   of debt, (net of income tax benefit of $330)                      -                    -                 449                  -
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                1,593                1,151                (885)              2,463
Preferred stock dividends                                           83                   51                 102                 109
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common
   stockholders                                    $             1,510  $             1,100  $             (987)  $           2,354
====================================================================================================================================
Basic earnings (loss) per share:
Net income (loss) before extraordinary item        $              0.25  $              0.18  $            (0.09)  $            0.42
Extraordinary item                                                   -                    -               (0.07)                  -
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $              0.25  $              0.18  $            (0.16)  $            0.42
====================================================================================================================================
Dilutive earnings (loss) per share:
Net income (loss) before extraordinary item        $              0.22  $              0.15  $            (0.09)  $            0.34
Extraordinary item                                                   -                    -               (0.07)                  -
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $              0.22  $              0.15  $            (0.16)  $            0.34
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              ---------------------------------------------------
               Nobel Learning Communities, Inc. and Subsidiaries
              ---------------------------------------------------

Consolidated Statements of Stockholders' Equity

For the Year Ended June 30, 1999, the Six Months Ended June 30, 1998, and for the Years Ended December 31, 1997 and 1996

(Dollars in thousands except share data)

                                                                                           Treasury and
                                                                                 Additional   Common
                                            Preferred Stock      Common Stock     Paid-In      Stock     Accumulated
                                          Shares       Amount   Shares   Amount   Capital     Issuable     Deficit     Total
----------------------------------------------------------------------------------------------------------------------------
Balances as of January 1, 1996          5,505,150    $ 6       4,095,094   $ 4     $ 21,818   $ 2,000   $ (7,707)  $  16,121
============================================================================================================================
Stock options and warrants
    exercised and related tax benefit           -      -          63,750     -          500         -          -   $     500
Common shares issuable                          -      -         312,500     1        1,999    (2,000)         -           -
Common shares issued                            -      -         122,270     -        1,740         -          -       1,740
Private placement of common stock,
net of transaction costs                        -      -       1,000,000     1       11,607         -          -      11,608
Conversion of preferred stock            (807,608)    (1)        237,441     -            1         -          -           -
Preferred dividends                             -      -               -     -            -         -       (109)       (109)
Net income                                      -      -               -     -            -         -      2,463       2,463
----------------------------------------------------------------------------------------------------------------------------
December 31, 1996                       4,697,542    $ 5       5,831,055   $ 6     $ 37,665   $     -   $ (5,353)  $  32,323
============================================================================================================================
Stock options and warrants
    exercised and related
    tax benefit                                 -      -         256,750     -          682         -          -         682
Conversion of preferred stock            (104,000)     -          33,560     -            -         -          -           -
Other                                           -      -               -     -           (7)        -          -          (7)
Treasury stock                                  -      -               -     -            -      (375)         -        (375)
Preferred dividends                             -      -               -     -            -         -       (102)       (102)
Net loss                                        -      -               -     -            -         -       (885)       (885)
----------------------------------------------------------------------------------------------------------------------------
December 31, 1997                       4,593,542    $ 5       6,121,365   $ 6     $ 38,340   $  (375)  $ (6,340)     31,636
============================================================================================================================
Preferred dividends                             -      -               -     -            -         -        (51)        (51)
Net Income                                      -      -               -     -            -         -      1,151       1,151
----------------------------------------------------------------------------------------------------------------------------
June 30, 1998                           4,593,542    $ 5       6,121,365   $ 6     $ 38,340   $  (375)  $ (5,240)  $  32,736
============================================================================================================================
Treasury stock                                  -      -               -     -            -    (1,000)         -      (1,000)
Issuance of warrants
    for common stock                            -      -               -     -          899         -          -         899
Preferred dividends                             -      -               -     -            -         -        (83)        (83)
----------------------------------------------------------------------------------------------------------------------------
Net income                                      -      -               -     -            -         -      1,593       1,593
June 30, 1999                           4,593,542    $ 5       6,121,365   $ 6     $ 39,239   $(1,375)  $ (3,730)  $  34,145
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

              --------------------------------------------------
               Nobel Learning Communities, Inc. and Subsidiaries
              --------------------------------------------------

Consolidated Statements of Cash Flow

(Dollars in thousands)

                                                For the year     For the six months      For the year ended     For the year ended
                                         ended June 30, 1999    ended June 30, 1998       December 31, 1997      December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                  $   1,593              $   1,151               $   (885)               $   2,463
------------------------------------------------------------------------------------------------------------------------------------
Adjustment to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Depreciation and amortization                      5,409                  1,964                  3,230                    2,202
    Provision for losses on accounts receivable          190                     96                    345                       87
    Provision for restructuring                            -                      -                  2,960                        -
    Provision for deferred taxes                         571                    277                  (300)                    1,207
    Minority interest in income                           74                     35                     86                       94
    Early extinguishment of debt                           -                      -                    779                        -

Changes in Assets and Liabilities
    Net of Acquisitions:
    Accounts receivable                                 (749)                  (134)                  (612)                    (139)
    Prepaid assets                                       323                    (17)                  (641)                     (74)
    Other assets and liabilities                        (723)                 1,088                   (228)                    (243)
    Unearned income                                      913                   (562)                   213                     (133)
    Accounts payable and accrued expenses               (352)                  (599)                 2,400                     (689)
------------------------------------------------------------------------------------------------------------------------------------
 Total Adjustments                                     5,656                  2,148                  8,232                    2,312
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities              7,249                  3,299                  7,347                    4,775
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

    Capital expenditures                              (9,669)                (4,952)               (15,221)                 (12,776)
    Proceeds from sale of property
    and equipment                                      4,133                  6,948                  7,451                    8,636
    Payment for acquisitions net
    of cash acquired                                  (3,743)                (3,457)               (10,145)                  (4,968)
    Payment of earn out related to acquisition             -                 (1,500)                     -                        -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (9,279)                (2,961)               (17,915)                  (9,108)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
    Proceeds from term loan and
    Revolving line of credit                          15,510                 12,526                 18,641                    6,000
    Proceeds from other debt                          10,000                      -                      -                    1,500
    Proceeds from issuance of common stock                 -                      -                      -                   11,608
    Cash Overdraft                                       395                  1,397                      -                        -
    Repayment of long term debt                      (20,581)               (14,474)                (9,682)                  (7,023)
    Repayment of subordinated debt                    (2,289)                  (497)                (1,164)                  (6,334)
    Repayment of capital lease obligation                (87)                   (39)                   (71)                     (50)
    Dividends paid to preferred stockholders             (83)                   (51)                  (102)                    (108)
    Proceeds from exercise of stock options                -                      -                    299                      277
    Purchase of Treasury Stock                        (1,000)                     -                      -                        -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities              1,865                 (1,138)                 7,921                    5,870
Net increase (decrease) in cash and
cash equivalents                                        (165)                  (800)                (2,647)                   1,537
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year         1,805                  2,605                  5,252                    3,715
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   1,640              $   1,805               $  2,605                $   5,252
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               -------------------------------------------------
               Nobel Learning Communities, Inc. and Subsidiaries
               -------------------------------------------------

Supplemental Schedules
for Consolidated Statements of Cash Flow

(Dollars in thousands)

                                             For the year       For the six months     For the year ended      For the year ended
                                      ended June 30, 1999     ended June 30, 1998      December 31, 1997        December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of
Cash Flow Information
Cash paid during year for:
        Interest                          $         2,890            $         992           $      2,005           $       1,973
        Income taxes                                1,629                      157                    728                     434

Noncash financing and
investing activities
Tax benefit related to exercise of
stock options and warrants                              -                        -                      -                     224

Acquisitions
        Fair value of tangible
        assets acquired                                63                    1,432                  2,404                     841
        Cost in excess of net
        assets acquired                             5,225                    4,876                 14,844                   8,979
        Cash acquired                                   -                        -                      -                    (573)

  Liabilities assumed                                (437)                  (1,291)                (1,352)                   (685)
  Notes issued                                     (1,108)                  (1,560)                (5,751)                 (1,854)
  Common shares issued                                  -                        -                      -                  (1,740)
----------------------------------------------------------------------------------------------------------------------------------
  Total cash paid for acquisitions         $        3,743            $      3,457            $     10,145         $         4,968
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               -------------------------------------------------
               Nobel Learning Communities, Inc. and Subsidiaries
               -------------------------------------------------

Notes to Consolidated Financial Statements


1 Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (the "Company"), formerly Nobel Education Dynamics, Inc., was founded in 1982 and commenced operations in 1984. The Company operates private pre-schools, elementary schools and middle schools located in California, the Mid-Atlantic states, North Carolina, South Carolina, Virginia, Illinois, Indiana, Washington, Florida, Oregon and Nevada.

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

Cash and Cash Equivalents:

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

Amortization expense amounted to $1,385,000, $591,000, $1,005,000, and $651,000 for the year ended June 30, 1999, the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, respectively. Accumulated amortization at June 30, 1999 and 1998, was $5,130,274 and $3,745,691, respectively.

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

Segment Information

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

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-dividend bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. For the year ended December 31, 1997, 1,356,108 common stock equivalents were excluded from the computation of dilutive earnings per share as the effect would have been antidilutive.

Earnings per share are computed as follows (dollars in thousands except per share data):

                                                         Six months
                                            Year ended     ended      Year ended      Year ended
                                             June 30      June 30     December 31     December 31
                                               1999         1998         1997            1996
-------------------------------------------------------------------------------------------------
Basic (loss) earnings per share:
   Net (loss) income                       $     1,593   $    1,151   $      (885)    $     2,463
   Less preferred stock dividends                   83           51           102             109
-------------------------------------------------------------------------------------------------
   Net income available for
   common stock                                  1,510        1,100          (987)          2,354
   Average common stock
      outstanding                            6,038,136    6,121,365     6,052,625       5,545,605
-------------------------------------------------------------------------------------------------
Basic earnings (loss) per share            $      0.25   $     0.18   $     (0.16)    $      0.42

Diluted earnings (loss) per share:
   Net (loss) income available for
     common stock and
     dilutive securities                   $     1,593   $    1,151   $      (987)    $     2,463
Average common stock outstanding             6,038,136    6,121,365     6,052,625       5,545,605
Additional common shares resulting
   from dilutive securities:
Options, warrants and convertible
   preferred stock                           1,316,200    1,395,686           N/A      1,717,178
------------------------------------------------------------------------------------------------
Average common stock and
   dilutive securities outstanding           7,354,336    7,517,051     6,052,625      7,262,783
Diluted earnings (loss) per share          $      0.22   $     0.15   $     (0.16)   $      0.34

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

2  CHANGE IN FISCAL YEAR

In the last quarter of 1997, the Company changed its fiscal year end to the end of June. Accordingly, the Company's transition period, which ended June 30, 1998 includes the six months from January 1 to June 30, 1998. There were 52 weeks in each of fiscal 1999, 1997, and fiscal 1996 and 26 weeks in fiscal 1998.

The following unaudited results of operations for the six months ending June 30, 1997 and the twelve months ended June 30, 1998 are presented for comparative purposes and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for that period (dollars in thousands, except per share data).

                                     Twelve months           Six months
                                             ended                ended
                                     June 30, 1998        June 30, 1997
                                       (unaudited)           (unaudited)
------------------------------------------------------------------------
Revenues                                $  90,310              $  39,664
Operating expenses                         79,120                 32,879
------------------------------------------------------------------------
School operating profit                    11,190                  6,785
New school development                        804                     98

General and administrative expenses         6,547                  2,816
Restructuring expense                       2,960                      -
------------------------------------------------------------------------
Operating income                              879                  3,871
Interest expense                            2,131                    854
Other income                                 (150)                    (5)
Minority interest in earnings
of consolidated subsidiary                     72                     49
------------------------------------------------------------------------
Income before income taxes                 (1,174)                 2,973
Income tax expense (benefit)                 (165)                 1,249
------------------------------------------------------------------------
Net income (loss) before extraordinary
item                                       (1,009)                 1,724
Extraordinary loss                            449                      -
------------------------------------------------------------------------
Net income (loss)                          (1,458)                 1,724
Preferred stock dividends                     102                     51
------------------------------------------------------------------------
Net income available to
      common stockholders               $  (1,560)             $   1,673
------------------------------------------------------------------------
Basic earnings per share                $   (0.25)             $    0.28
Dilutive earnings per share             $   (0.25)             $    0.23

3  ACQUISITIONS:

During the year ended June 30, 1999, the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996, the Company completed various acquisitions, all of which are accounted for using the purchase method, which are described below. The results of operations for all acquisitions are included in the Consolidated Statement of Income from the date of acquisition.

1999 ACQUISITIONS

In June 1999, the Company acquired the assets of Flint Ridge Preschool in Leesburg, Virginia, which has a capacity of 190 students. The purchase price equaled $478,355 in cash and $207,543 in a subordinated note payable over five years.

In August 1998, the Company entered into a transaction with Developmental Resource Center, Inc. (DRC) to form Paladin Academy, LLC, which is owned 80% by the Company and 20% by DRC. DRC is owned by Dr. Deborah Levy, a recognized leader in the field of special education programs. The three schools formerly owned by DRC, located in Florida, specialize in full day programs, summer camps, testing services and clinics for K-12th grade students who have learning challenges such as dyslexia, attention deficit disorder (ADD and ADHD) and other learning disabilities.

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

1997 ACQUISITIONS

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

Acquisition of Rainbow Bridge Schools

In April 1997, the Company acquired the Rainbow Bridge schools located in San Jose, California. Rainbow Bridge schools include two private elementary and middle schools and three preschools, with combined licensed capacity of 950. The purchase price of the acquisitions totaled $7,508,000, $5,140,000 paid in cash and $2,368,000 paid in notes, (including amount paid on an "earn out" based on achievement of certain earnings targets).

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

UNAUDITED PRO FORMA INFORMATION:

The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions which closed during 1999, 1998, and 1997 all occurred at the beginning of 1997. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1997, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end (dollars in thousands).

                       Year ended     Six months ended       Year ended
                      June 30, 1999    June 30, 1998      December 31, 1997
                       (unaudited)      (unaudited)          (unaudited)
----------------------------------------------------------------------------
Revenues              $  110,484        $  51,981           $  92,781
Net income before
  extraordinary item  $    1,629        $   1,337           $     470
Earnings per share
      Basic           $     0.26        $    0.21           $    0.06
      Diluted         $     0.22        $    0.18           $    0.06

4  CASH EQUIVALENTS:

The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $859,347 and $2,364,000 at June 30, 1999 and 1998, respectively. The Company's funds were invested in money market accounts which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

5   PROPERTY AND EQUIPMENT:

The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows (dollars in thousands):

                                        June 30, 1999    June 30, 1998
----------------------------------------------------------------------
Land                                     $   3,352         $   3,147
Buildings                                    6,027             6,154
Assets under capital lease obligations         913               913
Leasehold improvements                       7,536             5,947
Furniture and equipment                     15,460            12,573
Construction in progress                     3,736             2,867
----------------------------------------------------------------------
                                         $  37,024         $  31,601

Accumulated depreciation                   (12,324)           (9,226)
----------------------------------------------------------------------
                                         $  24,700         $  22,375
----------------------------------------------------------------------

Depreciation expense was $3,175,000, $1,325,00, $2,096,000, and $1,560,000 for
the year ended June 30, 1999, the six months ended June 30, 1998 and for the years ended December 31, 1997 and 1996, respectively. Amortization of capital leases included in depreciation expense amounted to $14,640 for the year ended June 30, 1999, $7,320 in the six months ended June 30, 1998, and $14,640 in each of the years 1997, and 1996. Accumulated amortization of capital leases amounted to $483,000, and $468,000 at June 30, 1999 and June 30, 1998, respectively.

6   RESTRUCTURING AND PROPERTY
    AND EQUIPMENT HELD FOR SALE

In the fourth quarter of 1997, the Company approved a restructuring plan which included (1) reorganization of the geographic school districts, (2) reorganization of the structure of operations management, (3) the decision to close several schools and to write down the book value of the assets of schools which are non-performing, (4) placing non-performing schools for sale and (5) hiring of a Chief Operating Officer (President). In an effort to improve Company performance, the Company restructured its existing operations management. The Executive Director position replaced both the Regional Manager and the District Manager positions. The number of schools for which each manager is responsible has been reduced so that each can spend more time in the schools.

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

Non-cash charges included in the $2,960,000 charge were $2,269,019. During the twelve months ended June 30, 1999, cash payments related to the closing of non-performing schools were $165,636. During the six months ended June 30, 1998 and 1997, cash payments related to the closing of non-performing schools and cost associated with the restructuring of the management team were $144,897 and $129,837, respectively.

The amounts reflected in the table below include certain properties located in the Southeast related to a prior restructuring.

The balances of major property and equipment held for sale were as follows (dollars in thousands):

                                             June 30, 1999       June 30, 1998
------------------------------------------------------------------------------
Land                                         $       219         $        219
Buildings                                            745                  741
Leasehold improvements                               653                  936
Furniture and equipment                              939                  629
Accumulated depreciation                          (1,354)              (1,154)
------------------------------------------------------------------------------
                                             $     1,202         $      1,371
==============================================================================

7   DEBT:

Debt consisted of the following (dollars in thousands):

                                                       June 30, 1999       June 30, 1998
-----------------------------------------------------------------------------------------
LONG TERM OBLIGATIONS:

Revolving and term credit facility                     $       14,767      $      19,427
First mortgages, due in varying installation
 over three to 20 years with fixed interest rates
 ranging from 11% or 12%                                          239                281
Notes payable to sellers from various acquisitions,
 due in varying installments over three to
 15 years with fixed interest rates varying
 from 8% to 12%                                                   191                257
Other                                                             454                758
-----------------------------------------------------------------------------------------
Total long term obligations                            $       15,651      $      20,723

Less current portion                                             (335)              (412)
-----------------------------------------------------------------------------------------
                                                       $       15,316      $      20,311
=========================================================================================

LONG TERM OBLIGATIONS:

Senior subordinated note due 2005 interest at
  10%, payable quarterly. Net of original issue
  discount of $771 at June 30, 1999                    $        9,229      $           -

Subordinated debt agreements, due in varying
  installments over five to 10 years with
  fixed interest rates varying from 7% to 8%           $        6,388      $       7,697
-----------------------------------------------------------------------------------------
Total subordinated debt                                        15,617              7,697
Less current portion                                           (1,786)            (1,531)
-----------------------------------------------------------------------------------------
                                                       $       13,831      $       6,166
=========================================================================================

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

Interest on the unpaid principal balance of the Working Capital Facility A and the Acquisition Credit Facility accrues at a variable interest rate ("Floating Rate") equal to the base rate of Summit Bank plus 25 basis points (subject to increase or decrease based on performance) or a LIBOR-based rate (at the Company's option, chosen at the beginning of any interest period). Interest on the unpaid principal balance of Working Capital Credit Facility B accrues at the Floating Rate. Interest on the unpaid principal balance of the Term Loan accrues at 7.5%.

Working Capital Credit Facility A and B funds are available until March 2002 at which time, it may be extended, refinanced or repaid. Under the Acquisition Credit Facility, no principal payments are required until March 2001. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments.

Under the Term Loan Facility, no principal payments are required until April 2000. Quarterly installments of $250,000 are required each of the first four quarters (through January 2001); thereafter quarterly installments of $562,500 are required until January 2005.

At June 30, 1999, $2,072,138 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $2,694,855 was outstanding under the Acquisition Credit Facility and $10,000,000 was outstanding under the Term Loan.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. The senior subordinated note bears interest at 10.0% and matures in two installments of principal, $5,000,000 in 2004 and $5,000,000 in 2005. Payments on the note are subordinate to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The exercise price of $8.5625 may be reduced, if at May 31, 2000 the trailing 30 day average high and low stock price is lower than $8.5625. The Company recorded a debt discount and allocated $899,000 of the proceeds of the transaction to the value of the warrants. This debt discounting is being amortized to interest expense over the term of the note.

In 1997, the Company amended its credit agreement three times, the most significant of which occurred in December with the execution of the Seventh Amendment and Modification to the Credit Agreement. These amendments: (1) increased the Company's borrowing capacity to $25,000,000, (2) changed the prior fixed interest rates (applicable to term loans) to variable rates and (3) increased the number of permitted new school construction projects.

Because of the significant change in the repayment terms of the senior loan in 1997, in accordance with Emerging Issue Task Force Issue 96-19 "Debtors Accounting for Modification of Debt Instrument", the Company wrote off the financing fees related to the 1995 financing totaling $779,000 on a pretax basis. The charge was recorded as an extraordinary item and accordingly shown tax effected.

At June 30, 1998, the principal amounts outstanding under the senior loan were $19,427,000 all of which was under a revolving credit facility.

Maturities of long-term obligations are as follows: $2,245,000 in 2000, $3,451,000 in 2001, $6,768,000 in 2002, $3,782,000 in 2003, and $15,024,000 in
2004 and thereafter.


8   ACCOUNTS PAYABLE
    AND OTHER CURRENT LIABILITIES:

Accounts payable and other current liabilities were as follows (dollars in thousands):

                                           June 30, 1999      June 30, 1998
---------------------------------------------------------------------------
Accounts payable                           $     2,163        $       1,029
Reserve for closed centers                         414                  644
Accrued payroll and related items                2,232                1,791
Accrued rent                                       614                  600
Accrued property taxes                           1,126                1,514
Other accrued expense                            1,687                2,569
---------------------------------------------------------------------------
                                           $     8,236         $      8,147
===========================================================================

9   LEASE OBLIGATIONS:

Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancellable operating leases, excluding leases assigned, consisted of the following at June 30, 1999 (dollars in thousands):

Operating Leases

                              Closed         Schools to      Continuing
                              Schools        be Divested     Schools         Total
-------------------------------------------------------------------------------------
   2000                       $  294         $   49         $  16,619        $ 16,962
   2001                          241              -            16,032          16,273
   2002                          234              -            15,188          15,422
   2003                          193              -            14,219          14,412
   2004                          173              -            13,590          13,763
   2005 and thereafter           409              -            89,790          90,199
  -----------------------------------------------------------------------------------
  Total minimum lease
     obligations              $1,544         $   49         $ 165,438        $167,031
  -----------------------------------------------------------------------------------

Capital Leases
----------------------------------------------------------
   2000                                        $       56
   2001                                               102
   2002                                                26
   -------------------------------------------------------
   Total minimum lease obligations             $      184
   -------------------------------------------------------
   Less amount representing interest                   22
   -------------------------------------------------------
   Present value of capital lease obligations         162
   -------------------------------------------------------
   Less current portion                                89
   -------------------------------------------------------
                                               $       73
   =======================================================

Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $16,595,000, $7,103,000, $11,157,000, and
$8,113,000, for the year ended June 30, 1999, for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

The Company's tenancy under 15 leases have been assigned or sublet to third parties. If such parties default, the Company is contingently liable. Contingent future rental payments under the assigned leases are as follows (dollars in thousands):

2000                     $   1,247
2001                     $   1,168
2002                     $   1,075
2003                     $   1,084
2004 and thereafter      $   4,427


10  STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

In connection with a debt refinancing, on August 31, 1995, the Company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D are not entitled to dividends, unless dividends are declared on the

Company's Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.88 per share plus any unpaid dividends. At June 30, 1999 and 1998, 1,063,830 shares were outstanding.

On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants discussed below under "Common Stock Warrants" for an aggregate purchase price of $2,500,000. The Series C Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series C Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. At June 30, 1999 and 1998, 2,500,000 shares were outstanding.

On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. At both June 30, 1999 and June 30, 1998, 1,029,712 shares were outstanding. Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend.

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

COMMON STOCK WARRANTS:

In connection with a $10,000,000 senior subordinated note issued to Allied Capital Corporation in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company's common stock at $8.5625 per share. The exercise price of $8.5625 may be reduced, if at May 31, 2000, the trailing 30 day average high and low stock price is lower than $8.5625.

In connection with a debt refinancing in August, 1995, the Company issued to Allied Capital Corporation warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock.

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


1995 STOCK INCENTIVE PLAN:

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

Options are exercisable for up to ten years from date of grant. Option activity with respect to the Company's stock incentive plans and other employee options was as follows:

OUTSTANDING OPTIONS

                                                                      Weighted
                                                                       average
                                                                       exercise
                                 Number             Range               price
-------------------------------------------------------------------------------
Balance, December 31, 1995       145,225   $  3.00    to    $  13.00    $  9.78
-------------------------------------------------------------------------------
Granted                           60,500   $ 10.50    to    $  15.81    $ 11.52
Canceled                         (28,175)   11.625                        11.62
Exercised                        (28,750)     4.00    to        6.00       3.75
-------------------------------------------------------------------------------
Balance, December 31, 1996       148,800   $  3.00    to    $  15.81    $ 12.67
-------------------------------------------------------------------------------
Granted                          183,200   $  7.88    to    $  10.50    $  9.48
Canceled                         (54,575)     3.00    to       13.00      11.50
Exercised                         (6,250)     3.50    to       13.50      11.50
-------------------------------------------------------------------------------
Balance, December 31, 1997       271,175   $  3.00    to    $  16.50    $ 10.75
-------------------------------------------------------------------------------
Granted                          156,507   $  5.06    to    $   9.25    $  5.90
Canceled                         (13,250)     7.87    to       11.62      10.02
-------------------------------------------------------------------------------
Balance, June 30, 1998           414,432   $  3.00    to    $  16.50    $  8.15
-------------------------------------------------------------------------------
Granted                          523,725   $  4.50    to    $   9.25    $  4.82
Canceled                          (4,825)     7.87    to       11.62       7.52
-------------------------------------------------------------------------------
Balance, June 30, 1999           933,332   $  3.00    to    $  16.50    $  6.39
-------------------------------------------------------------------------------

Of the 523,725 options granted during the year ended June 30, 1999. 110,000 options were granted outside of the Company's stock incentive plans. At June 30, 1999 and June 30, 1998, 12,343 and 417,943 shares, respectively, remained available for options of stock grants under the 1995 Stock Incentive Plan and 77,191 options were exercisable under such Plan and earlier stock option plans.

The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

                               Year ended           Six months       Year ended        Year ended
                                 June 30,       ended June 30,     December 31,      December 31,
                                     1999                 1998             1997              1996
-------------------------------------------------------------------------------------------------
Net (loss) income
    - as reported              $  1,593         $    1,151         $    (885)        $    2,463
Net (loss) income
    - pro forma                $  1,037         $      863         $  (1,222)        $    2,365

Net (loss) income
    per share
    - as reported              $   0.25         $     0.18         $   (0.16)        $     0.42

Net (loss) income
    per share
    - pro forma                $   0.19         $     0.14         $   (0.20)        $     0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                       1999                1998
     --------------------------------------------------------------------------
     Expected dividend yield                             0%                 0%
     Expected stock price volatility                 44.145             39.23%
     Risk-free interest rate                          5.03%               6.0%
     Expected life of options                       3 years            3 years

Activity with respect to warrants outstanding at June 30, 1999 is as follows:

                                                       Number              Range
---------------------------------------------------------------------------------------------
Balance, December 31, 1995                             714,042        $ 2.00  to  $  7.52
---------------------------------------------------------------------------------------------

Granted                                                      -             -            -
Canceled                                                     -             -            -
Exercised                                              (25,000)       $ 4.13
---------------------------------------------------------------------------------------------
Balance, December 31, 1996                             689,042        $ 2.00  to  $  7.52

Granted                                                      -             -            -
Canceled                                                (5,000        $ 2.00  to  $  7.52
Exercised                                             (250,000)       $ 2.00
---------------------------------------------------------------------------------------------
Balance, December 31, 1997                             434,042        $ 4.00  to  $  7.52
---------------------------------------------------------------------------------------------

Granted                                                      -
Canceled                                                     -
Exercised                                                    -
---------------------------------------------------------------------------------------------
Balance, June 30, 1998                                 434,042        $ 4.00  to  $  7.52
---------------------------------------------------------------------------------------------

Granted                                                531,225        $ 8.58
Canceled                                                     -             -            -
Exercised                                                    -        $    -      $     -
---------------------------------------------------------------------------------------------
Balance, June 30, 1999                                 965,267        $ 4.00  to  $  8.58
---------------------------------------------------------------------------------------------


11.  OTHER (INCOME) EXPENSES:

Other (income) expense consists of the following (dollars in thousands):

                              Year ended          Six months        Year ended       Year ended
                                June 30,      ended June 30,      December 31,     December 31,
                                    1999                1998              1997             1996
-----------------------------------------------------------------------------------------------
Interest income               $    (188)      $   (95)            $  (179)         $   (470)
Rental income                       (49)          (17)                (77)             (143)
Depreciation related to
  rental properties                  18             9                  33                73
Other projects                      (31)            -                  (2)                -
Costs related to centers
  held for sale                       2             1                  67                58
-----------------------------------------------------------------------------------------------
                              $    (248)      $  (102)            $  (158)         $   (482)
-----------------------------------------------------------------------------------------------

12  INCOME TAXES:

Current tax provision (dollars in thousands):

                                                  Six months
                              Year ended               ended          Year ended       Year ended
                                June 30,            June 30,        December 31,     December 31,
                                    1999                1998                1997             1996
-------------------------------------------------------------------------------------------------
Federal                       $    587        $      467          $       26       $        62
State                               (5)               89                 194               293
-------------------------------------------------------------------------------------------------
                              $    582        $      556          $      220       $       355
Deferred tax provision             571               277                  30             1,207
-------------------------------------------------------------------------------------------------
                              $  1,153        $      833          $      250       $     1,562
=================================================================================================

The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following (dollars in thousands):

                                                  Six months
                              Year ended               ended          Year ended       Year ended
                                June 30,            June 30,        December 31,     December 31,
                                    1999                1998                1997             1996
-------------------------------------------------------------------------------------------------
U.S. federal statutory rate   $    934        $      674          $      (63)      $     1,364
State taxes, net of federal
  tax benefit                       82                54                 137               119
Goodwill and other                 137               105                 176                79
-------------------------------------------------------------------------------------------------
                              $  1,153        $      833          $      250       $     1,562
=================================================================================================

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (dollars in thousands):

                                                         Six months
                                      Year ended              ended           Year ended          Year ended
                                         June 30            June 30          December 31         December 31
                                            1999               1998                 1997                1996
                                      tax assets         tax assets           tax assets          tax assets
                                   (liabilities)      (liabilities)        (liabilities)       (liabilities)
------------------------------------------------------------------------------------------------------------
Depreciation                       $   (681)          $    (725)           $    (576)          $    (383)
Provision for center closings
  and other restructuring               906               1,534                1,635                 379
Net operating losses                      -                   -                    -                 801
AMT credit carryforward                 591                  95                   94                  90
Other                                   203                 127                  155                 121
------------------------------------------------------------------------------------------------------------
Net deferred tax asset             $  1,019           $   1,031            $   1,308           $   1,008
============================================================================================================

13   EMPLOYEE BENEFIT PLANS:

The Company has a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company matches 25% of an employee's contribution to the Plan of up to 6% of the employee's salary. Nobel's matching contributions under the Plan were $161,000, $60,000, $90,000, and $74,000 for the year ended June 30, 1999, the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996, respectively.

14   FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

15   COMMITMENTS AND CONTINGENCIES:

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

16   SUBSEQUENT EVENTS

On July 30, 1999, the Company sold the business operations of the nine schools located in the vicinity of Indianapolis, Indiana to Children's Discovery Centers of America, Inc., which is controlled by Knowledge Universe, for a total of $550,000 in cash. Knowledge Universe, through KU Learning, LLC controls a significant percentage of the Company's stock. No gain or loss was recorded for the sale of the operations as the Company had written down the carrying value of the business at December 31, 1997


17 QUARTERLY RESULTS OF OPERATIONS UNAUDITED

(Dollars in thousands except per share data)

                                        Net     Operating      Net      Earnings per common share       Sales Price
                                      Revenues    Income     Income       Basic          Dilutive     High       Low
---------------------------------------------------------------------------------------------------------------------
1999
Quarter Ended September 30, 1998       $23,911    $   339   $  (186)       $(0.03)       $(0.03)      9 3/4     5 7/8
Quarter Ended December 30, 1998         27,742      1,383       384        $ 0.06        $ 0.05       7 7/8    5 1/32
Quarter ended March 31, 1999            28,975      2,021       740        $ 0.12        $ 0.10       6 1/4     4 1/4
Quarter ended June 30, 1999             29,134      1,827       655        $ 0.11        $ 0.09      6 1/16     4 1/2

1998
Quarter ended September 30, 1997        18,926         (8)     (285)       $(0.05)       $(0.05)      9 3/4     8 1/4
Quarter ended December 30, 1997/(1)/    22,389     (2,073)   (2,323)       $(0.39)       $(0.39)     9 7/16     4 1/2
Quarter ended March 31, 1998            23,706      1,510       618        $ 0.10        $ 0.08       9 3/8     4 7/8
Quarter ended June 30, 1998             25,289      1,450       532        $ 0.09        $ 0.07       9 3/8     7 7/8

1. In the quarter ended December 31, 1997, the Company recorded a restructuring charge of $2.9 million and an extraordinary item of $449,000.
2. The Company paid no dividends on the common stock in the time period from July 1, 1997 through June 30, 1999. Dividends are paid only on the preferred stock.

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit

3.1 Registrant's Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.)

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

4.1 Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibits 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.) (Filed as
       Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.2 Working Capital Facility Note A dated as of March 9, 1999 in the principal sum of $7,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.3 Working Capital Facility Note B dated as of March 9, 1999 in the principal sum of $3,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.4 Acquisition Credit Facility Note dated as of March 9, 1999 in the principal sum of $15,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.5 Term Note A dated as of March 9, 1999 in the principal sum of $10,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.6 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

4.7 Senior Subordinated Note dated as of June 30, 1998 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation. (Filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

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

10.3   1995 Stock Incentive Plan of the Registrant, as amended. (Filed as
       Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.4 Form of Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

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

10.13 Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as Exhibit
       10.13 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.14 First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.15 Nobel Education Dynamics, Inc. Executive Severance Pay Plan Statement and Summary Plan Description, Issued February, 1997, as amended on June 11, 1998. (Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.16 Employment Agreement dated January 25, 1999 between the Registrant and Daryl Dixon. (Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

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

23     Consent of PricewaterhouseCoopers L.L.P.

27     Financial Data Schedule