Form 10-Q
period 1999-09-30
NOBEL EDUCATION DYNAMICS INC
filed 1999-11-15
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended:                        SEPTEMBER 30, 1999

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,921,366 shares of Common Stock outstanding at November 10, 1999.

                               INDEX TO FORM 10-Q

                        Nobel Learning Communities, Inc.


                                                                                                    Page
PART I.         FINANCIAL INFORMATION                                                              Number
                                                                                                   ------

Item 1.  Financial Statements

     Consolidated Balance Sheets,
     September 30, 1999 (unaudited) and June 30, 1999.........................................          2

     Consolidated Statements of Income for the
     three months ended September 30, 1999 (unaudited)
     and June 30, 1999........................................................................          3

     Consolidated Statements of Cash Flows for the
     three months ended September 30, 1999 (unaudited)
     and 1998 (unaudited).....................................................................          4

     Notes to Consolidated Interim Financial Statements.......................................          5

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations............................................          9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.....................................................         12

                                     PART I

FINANCIAL INFORMATION

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company's fiscal 2000 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed and converted schools and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)

Current Assets                                                             September 30,1999      June 30,1999
---------------------------------------                                    -----------------      ------------
  Cash and cash equivalents                                                      $4,098               $1,640
  Accounts receivable, less allowance for                                         1,535                1,689
  doubtful accounts of $177 in  June and September of 1999
  Prepaid rents                                                                       0                  859
  Other prepaid expenses                                                            533                  844
                                                                            -------------          -----------
Total Current Assets                                                              6,166                5,032
                                                                            -------------          -----------

Property, & equipment at cost                                                    40,496               37,024
Accumulated depreciation                                                        (13,219)             (12,324)
                                                                            -------------          -----------
Total Property & Equipment                                                       27,277               24,700

Property and equipment held for sale                                                728                1,202
Goodwill                                                                         47,396               45,725
Deposits and other assets                                                         3,045                3,347
Deferred tax asset                                                                1,019                1,019
                                                                            -------------          -----------
Total Assets                                                                    $85,631              $81,025
                                                                             ============          ===========

Liabilities and Stockholders' Equity
---------------------------------------
Current portion of long-term obligations                                         $2,753               $2,209
Accounts payable and other current liabilities                                    7,998                8,236
Cash Overdraft Liability                                                              0                1,792
Deferred revenue                                                                  9,074                4,882
                                                                            -------------          -----------
Total Current Liabilities                                                        19,825               17,119
                                                                            -------------          -----------


Long-term obligations                                                            17,754               15,316
Long-term subordinated debt                                                      13,431               13,831
Capital lease obligations                                                            49                   73
Deferred gain on sale/leaseback                                                      25                   27
Minority interest in consolidated subsidiary                                        537                  514
                                                                            -------------          -----------
Total Liabilities                                                                51,621               46,880

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 at  September 30, 1999, and June 30, 1999; $5,530
 aggregate liquidation preference at September 30, 1999 and June 30, 1999             5                    5

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding  5,921,365 at both September 30, 1999 and June 30, 1999.                6                    6

Treasury Stock, cost; 236,810 shares                                             (1,375)              (1,375)
Additional paid in capital                                                       39,239               39,239
Accumulated deficit                                                              (3,865)              (3,730)

Total Stockholders' Equity                                                       34,010               34,145
                                                                            -------------          -----------
Total Liabilities & Stockholders' Equity                                        $85,631              $81,025
                                                                             ============          ===========

The accompanying notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
            for the three months ended September 30, 1999 and 1998
            ------------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                           1999              1998
                                                        ----------        ----------
Revenues                                                 $ 27,345          $ 23,911

Operating expenses                                         24,424            21,592
                                                        ----------        ----------

   School operating profit                                  2,921             2,319

General and administrative expenses                         2,121             1,747

New school development costs                                  194               233
                                                        ----------        ----------

   Operating income                                           606               339

Interest expense                                              804               683

Other income                                                  (20)              (43)

Minority interest in earnings of consolidated subsidiary       21                20
                                                        ----------        ----------

Loss before income taxes                                     (199)             (321)

Income tax expense                                            (84)             (135)
                                                        ----------        ----------

Net loss                                                 $   (115)         $   (186)
                                                        ==========        ==========

Preferred stock dividends                                $     21          $     21
                                                        ----------        ----------

Net income available to common stockholders              $   (136)         $   (207)
                                                        ==========        ==========

Basic earnings per share                                 $  (0.02)        $   (0.03)
                                                        ==========        ==========

Dilutive earnings per share                              $  (0.02)        $   (0.03)
                                                        ==========        ==========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
            for the three months ended September 30, 1999 and 1998
            ------------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)

                                                         1999                  1998
                                                       ---------             ----------
Net Cash Provided By Operating Activities                $5,037                $3,781

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                         915                   966
  Capital expenditures                                   (4,006)               (2,397)
  Payment for acquisitions                               (1,410)               (3,389)

                                                       ---------             ----------

Net Cash Provided By (Used In) Investing Activities:     (4,501)               (4,820)
                                                       ---------            -----------

Cash Flows From Financing Activities:

  Repayment of capital lease obligation                     (23)                  (24)
  Payments of dividends on preferred stock                  (21)                  (21)
  Proceeds from long term debt                            7,900                 5,460
  Repayment of long term debt                            (5,546)               (9,702)
  Repayment of subordinated debt                           (388)                 (608)
  Proceeds from subordinated debt                             0                10,000
                                                       ---------            -----------

Net Cash Provided by Financing Activities:                1,922                 5,105
                                                       ---------            -----------

Net increase (decrease) in cash and cash equivalents      2,458                 4,066

Cash and cash equivalents at the beginning of the period  1,640                   408
                                                       ---------            -----------

Cash and cash eqivalents at the end of the period        $4,098                $4,474
                                                       =========            ===========

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
             for the three months ended September 30, 1999 and 1998
                                  (unaudited)



Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

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


Note 2 - Earnings Per Share
---------------------------

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the three months ended September 30, 1999 and 1998, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows.

                                                        For the Three Months
                                           -----------------------------------------------
                                             September 30, 1999      September 30, 1998
Basic (loss) earnings per share
------------------------------------
Net income (loss)                             $         (115)         $         (186)

Less preferred dividends                      $           21          $           21

Net income (loss) available for
common stock                                  $         (136)         $         (207)

Average common stock
outstanding                                            5,925                   6,121

Basic earnings (loss) per share               $        (0.02)         $        (0.03)

Note 3 -  Dispositions
----------------------

On July 30, 1999, the Company sold the business operations of the nine schools located in the vicinity of Indianapolis, Indiana to Children's Discovery Center of America, Inc., which is controlled by Knowledge Universe for a total of $550,000 in cash. Knowledge Universe, through KU Learning, LLC, controls a significant percentage of the Company's stock. No gain or loss on the sale was recorded for the sale of the operations as the Company had previously written down the carrying value of the business at December 31, 1997.

Note 4 - Acquisitions
---------------------

On September 9, 1999, the Company acquired the capital stock of Houston Learning Academy, Inc., which operates schools in Houston, Texas for a purchase price of $1,350,000 in cash and $615,000 in a subordinated note. Additionally, the Company entered into a non-compete agreement with the former owner for a total of $25,000. Houston Leaning Academy is an alternative high school program, consisting of five schools and several hospital contracts. Revenues total approximately $1,600,000, and capacity equals approximately 370 students for the schools for the last fiscal year. In connection with the acquisition, the Company also purchased for $25,000 an option to buy the management agreement for a charter school operating in Houston, Texas.

On August 2, 1999, the Company acquired the land, building and assets of Atlantic City Prep School located in Northfield, New Jersey for approximately $757,000. The school has a capacity of 200 children and annual revenues of approximately $400,000.

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

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have sublimits per claim in the general liability coverage.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

For the First Quarter Ended September 30, 1999 vs the First Quarter ended September 30, 1998

Revenues for the first quarter ended September 30, 1999 increased $3,434,000 or 14.4% to $27,345,000 from $23,911,000 for the first quarter ended September 30, 1998. The increase in revenues is primarily attributable to the increase in enrollment and to a lesser extent the increase in the number of schools.

Currently, the Company operates 138 schools. Since September 30, 1998, the Company has opened or acquired 23 new schools: six elementary schools, six preschools, four schools for learning challenged (the Paladin Academy schools), one charter school and six specialty high schools (Houston Learning Academy). The Company has also closed seven and sold ten underperforming schools, nine of which were the Indianapolis schools disposed of in July 1999.

Same school revenue (schools that were opened in both periods) increased $2,303,000 or 10.3% in the first quarter of 1999 compared to the prior year. This increase is related to tuition and enrollment increases, which is partially due to an improved summer program, and partially due to improved September enrollments. The increase in revenues related to the 23 schools opened or acquired totaled $1,929,000. These increases were offset by a decrease in revenues of $797,000 related to the closing of seven and sale of ten underperforming schools.

School operating profit for the first quarter ended September 30, 1999 increased $602,000 or 26.0% to $2,921,000 from $2,319,000 for the first quarter ended
September of 1998. Total school operating profit margin increased from 9.7% to 10.7%. The improvement in operating margin was due to lower personnel costs which improved 2.4% to 46.5% of revenues offset by higher insurance, taxes and rent expense which increased 1.3% to 21.2% of revenues.

Same school operating profit increased $774,000 or 33.7%. Same school operating profit margin improved from 9.7% for the first quarter ended September 30, 1998 to 12.0% for the first quarter ended September 30, 1999. The increase in same school operating profit is due to the revenue increases and lower operating expenses(primarily personnel costs). The 23 new or acquired schools accounted for an additional $214,000 in school operating profit. School closings positively affected the increase in school operating profit by $39,000.

This increase in school operating profit was offset by the absence of certain reductions in insurance and property tax expense that had positively affected school operating profit in the quarter ended September 30, 1998. In the first quarter of last year, the Company realized savings in insurance and property tax expense that positively affected school operating profit. Insurance premium costs for the most recently ended policy year ended in 1998 were less than expected by $225,000. Property tax expense was reduced by $200,000 in the first quarter of last year as a result of over-estimated property tax liability on several properties.

General and administrative expenses increased $374,000 or 21.4% from $1,747,000 for the first quarter ended September 30, 1998 to $2,121,000 for the first quarter ended September 30, 1999. As a percentage of revenue, general and administrative expense increased from 7.3% at September 30, 1998 to 7.7% at September 30, 1999. This increase was related to management additions necessary to support the continued growth of the Company.

New school development costs decreased $39,000 or 16.7% from $233,000 for the quarter ended September 30, 1998 to $194,000 for the quarter ended September 30, 1999. The decrease is a result of timing of the opening of the schools.

Operating income increased $267,000 or 78.7% from $339,000 for the quarter ended September 30, 1998 to $606,000 for the quarter ended September 30, 1999. The increase is the result of an increase in school operating profit as described above offset by the increase in general and administrative expenses.

Other income decreased $23,000 from $43,000 for the first quarter ended September 30, 1998 to $20,000 for the first quarter ended September 30, 1999. The decrease is due to the reduction in interest income from overnight deposits. The Company implemented a new cash management system that uses cash to pay down debt nightly rather than investing in overnight repurchase agreements. Also, in connection with a sale leaseback transaction related to the development of new schools in 1998, the Company received additional interest income.

Loss before taxes decreased 38% from a loss of $321,000 for the quarter ended September 30, 1998 to a loss of $199,000 for the quarter ended September 30, 1999.

For the first quarter of fiscal 2000, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $1,947,000. This represents an increase of $331,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $121,000 or 17.7% from $683,000 for the quarter ended September 30, 1998 to $804,000 for the quarter ended September 30, 1999. The increase is due to increased borrowings on the Company's credit facility offset by a reduction in interest expense on seller subordinated debt.

Income tax benefit totaled $84,000 for the quarter ended September 30, 1999 which reflects a 42% effective tax rate.

Liquidity and Capital Resources
-------------------------------

Management is pursuing a four-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets,
(3) strategic acquisitions, and (4) development of new education businesses.
The Company's principal sources of liquidity are (1) cash flow generated from operations, (2) available borrowings under the Company's $35.0 million Amended and Restated Loan and Security Agreement, (3) the use of site developers to build schools and lease them to the Company, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions.

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

In March 1999 the Company entered into an Amended and Restated Loan and Security Agreement which increased the Company's available borrowing to $35,000,000.
Four separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $7,000,000 Working Capital Credit Facility A, (2) $3,000,000 Working Capital Credit Facility B (which is tied to the Company's cash management arrangement), (3) $15,000,000 Acquisition Credit Facility and
(4) $10,000,000 Term Loan.

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

At September 30, 1999, $3,141,000 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $4,095,000 was outstanding under the Acquisition Credit Facility and $10,000,000 was outstanding under the Term Loan.

Total cash and cash equivalents increased $2,458,000 from $1,640,000 at June 30, 1999 to $4,098,000 at September 30, 1999. The net increase was related to cash provided from operations totaling $5,037,000, cash from financing activities (senior bank debt) totaling $1,922,000 offset by net cash used in investing activities of $4,501,000. Cash provided from operations totaled $5,037,000 at September 30, 1999. The increase in cash is related to an increase of $3,845,000 in deferred revenue, a decrease in accounts receivable of $501,000 and a decrease in prepaid expenses of $1,170,000.

The working capital deficit increased $2,089,000 from $12,087,000 at June 30, 1999 to $14,176,000 at September 30, 1999. The increase is primarily the result of the increase in deferred revenue totaling $3,845,000. The increase in deferred revenues is related to the beginning of the school year and parents prepaying tuition.

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

The Company believes that the only computer systems that are critical to its operations are certain accounting and payroll software. The Company licenses such software from two outside vendors. Both of these vendors have publicized reports giving assurances that the software used by the Company is Year 2000 compliant. The Company is in the process of testing Year 2000 compliance for its accounting and payroll software. Tests will be competed by December 1999. The Company has completed an inventory of all hardware, primarily personal computers and corporate network equipment. All non-compliant hardware has been replaced.

Concurrent with the Company's Year 2000 compliance efforts, the Company upgraded its management information system to link the schools to the corporate office as well as to other schools. This process included purchasing new and replacing old equipment and software to improve management efficiencies as well as assure Year 2000 compliance. This process was completed in October 1999.

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

                                    Part II
                                    -------

                               Other Information


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Employment Agreement dated as of August 9, 1999 between Lynn Fontana and the Registrant.

27    Financial Data Schedule


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NOBEL LEARNING COMMUNITIES, INC.



Dated: November 15, 1999            By:           /s/ William E. Bailey
                                      -----------------------------------------
                                       William E. Bailey
                                       Vice President/Chief Financial Officer
                                       (duly authorized officer and
                                           principal financial officer)

                                    EXHIBITS

Exhibit
Number      Description of Exhibit

10.1 Employment Agreement dated as of August 9, 1999 between Lynn Fontana and the Registrant.

27        Financial Data Schedule