Form 10-Q
period 1999-12-31
NOBEL LEARNING COMMUNITIES INC
filed 2000-02-11
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                        DECEMBER 31, 1999

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

     Yes    X     No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,921,366 shares of Common Stock outstanding at February 12, 2000.

                              INDEX TO FORM 10-Q

                       Nobel Learning Communities, Inc.

                                                                 Page
PART I.                  FINANCIAL INFORMATION                  Number

Item 1.    Financial Statements

           Consolidated Balance Sheets,
           December 31, 1999 (unaudited) and June 30, 1999.......... 2

           Consolidated Statements of Income for the
           six months ended December 31, 1999 (unaudited)
           and 1998 (unaudited)..................................... 3

           Consolidated Statements of Income for the
           three months ended December 31, 1999 (unaudited)
           and 1998 (unaudited)..................................... 4

           Consolidated Statements of Cash Flows for the
           six months ended December 31, 1999 (unaudited)
           and 1998 (unaudited)..................................... 5

           Notes to Consolidated Interim Financial Statements....... 6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............ 9

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders........13

Item 6.    Exhibits and Report on Form 8-K..........................14

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

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)



Current Assets                                                              December 31, 1999    June 30, 1999
---------------------------------------                                     -----------------    -------------
  Cash and cash equivalents                                                        $1,344             $1,640
  Accounts receivable, less allowance for                                           1,416              1,689
  doubtful accounts of $177 in December and June of 1999
  Prepaid rents                                                                         0                859
  Other prepaid expenses                                                              475                844
                                                                              -------------       -----------
Total Current Assets                                                                3,235              5,032
                                                                              -------------       -----------

Property, & equipment at cost                                                      43,005             37,024
Accumulated depreciation                                                          (14,177)           (12,324)
                                                                              -------------       -----------
Total Property & Equipment                                                         28,828             24,700

Property and equipment held for sale                                                  717              1,202
Goodwill                                                                           48,232             45,725
Deposits and other assets                                                           3,206              3,347
Deferred tax asset                                                                  1,536              1,019
                                                                              -------------       -----------
Total Assets                                                                      $85,754            $81,025
                                                                              =============       ===========

Liabilities and Stockholders' Equity
---------------------------------------
Current portion of long-term obligations                                           $3,070             $2,209
Accounts payable and other current liabilities                                      9,666              8,236
Cash Overdraft Liability                                                                0              1,792
Deferred revenue                                                                    6,099              4,882
                                                                              -------------       -----------
Total Current Liabilities                                                          18,835             17,119
                                                                              -------------       -----------

Long-term obligations                                                              17,788             15,316
Long-term subordinated debt                                                        13,954             13,831
Capital lease obligations                                                              25                 73
Deferred gain on sale/leaseback                                                        23                 27
Minority interest in consolidated subsidiary                                          550                514
                                                                              -------------       -----------
Total Liabilities                                                                  51,175             46,880

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 at  December 31, 1999, and June 30, 1999; $5,530
  aggregate liquidation preference at December 31, 1999 and June 30, 1999               5                  5

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 5,924,698 at December 31, 1999 and 5,921,365 at June 30, 1999             6                  6

Treasury Stock, cost; 236,810 shares                                               (1,375)            (1,375)
Additional paid in capital                                                         39,256             39,239
Accumulated deficit                                                                (3,313)            (3,730)
                                                                              -------------       -----------
Total Stockholders' Equity                                                         34,579             34,145
                                                                              -------------       -----------
Total Liabilities & Stockholders' Equity                                          $85,754            $81,025
                                                                              =============       ===========

The accompanying notes and the notes in the financial statements included in the
            Registrant's Annual Report on Form 10-K are an integral
                     part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
              for the six months ended December 31, 1999 and 1998
           ---------------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                                   1999          1998
                                                               -----------  ------------
Revenues                                                         $58,877       $51,653

Operating expenses
     Personnel cost                                               28,010        25,149
     Center operating cost                                         9,154         7,962
     Insurance, taxes, rent and other                             11,657        10,470
     Depreciation and amortization                                 2,767         2,449
                                                              -----------  ------------
Total operating expenses                                          51,588        46,030
                                                              -----------  ------------
School operating profit                                            7,289         5,623

General and administrative expenses                                4,500         3,595
New school development costs                                         354           305
                                                              -----------  ------------
   Operating income                                                2,435         1,723

Interest expense                                                   1,619         1,433
Other income                                                         (82)          (87)
Minority interest in earnings of consolidated subsidiary              36            36
                                                              -----------  ------------
Income before taxes                                                  862           341

Income taxes                                                         362           143
                                                              -----------  ------------
Net income                                                           500           198
                                                              ===========  ============
Preferred stock dividends                                        $    41       $    42
                                                              -----------  ------------
Net income available to common stockholders                      $   459       $   156
                                                              ===========  ============

Basic earnings per share                                         $  0.08       $  0.03
                                                              ===========  ============
Diluted earnings per share                                       $  0.07       $  0.03
                                                              ===========  ============



The accompanying notes and the notes in the financial statements included in the
         Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
             for the three months ended December 31, 1999 and 1998
          ----------------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                                   1999          1998
                                                            -----------   -----------
Revenues                                                        $31,532       $27,742

Operating expenses
     Personnel cost                                              15,289        13,448
     Center operating cost                                        4,588         4,009
     Insurance, taxes, rent and other                             5,862         5,705
     Depreciation and amortization                                1,425         1,276
                                                             -----------   -----------
Total operating expenses                                         27,164        24,438
                                                             -----------   -----------
School operating profit                                           4,368         3,304

General and administrative expenses                               2,379         1,848
New school development costs                                        160            73
                                                             -----------   -----------
   Operating income                                               1,829         1,383

Interest expense                                                    815           750
Other income                                                        (63)          (44)
Minority interest in earnings of consolidated subsidiary             16            16
                                                             -----------   -----------
Income before taxes                                               1,061           661

Income taxes                                                        446           277
                                                             -----------   -----------
Net income                                                          615           384
                                                             ===========   ===========
Preferred stock dividends                                        $   21        $   21
                                                             -----------   -----------
Net income available to common stockholders                      $  594        $  363
                                                             ===========   ===========
Basic earnings per share                                         $ 0.10        $ 0.06
                                                             ===========   ===========
Diluted earnings per share                                       $ 0.08        $ 0.05
                                                             ===========   ===========

The accompanying notes and the notes in the financial statements included in the
            Registrant's Annual Report on Form 10-K are an integral
                      part of these financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
              for the six months ended December 31, 1999 and 1998
          -----------------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)


                                                                1999              1998
                                                           ---------         ---------
Net Cash Provided By Operating Activities                    $4,668            $5,894

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                           1,289             1,134
  Capital expenditures                                       (6,346)           (3,418)
  Payment for acquisitions                                   (2,363)           (3,394)
                                                           ---------         ---------

Net Cash Provided By (Used In) Investing Activities:         (7,420)           (5,678)
                                                           ---------         ---------

Cash Flows From Financing Activities:

  Repayment of capital lease obligation                         (45)              (46)
  Payments of dividends on preferred stock                      (41)              (42)
  Proceeds from long term debt                                8,604             6,460
  Repayment of long term debt                                (5,546)          (11,801)
  Repayment of subordinated debt                               (516)           (1,831)
  Proceeds from subordinated debt                                 0            10,000
                                                           ---------         ---------

Net Cash Provided by Financing Activities:                    2,456             2,740
                                                           ---------         ---------

Net increase (decrease) in cash and cash equivalents           (296)            2,956

Cash and cash equivalents at the beginning of the period      1,640               408
                                                           ---------         ---------

Cash and cash equivalents at the end of the period           $1,344            $3,364
                                                           =========         =========

The accompanying notes and the notes in the financial statements included in the
        Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements for the six months ended December 30, 1999 and 1998
                                  (unaudited)



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

NOTE 2 - EARNINGS PER SHARE
---------------------------

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. Earnings per share are computed as follows.

                                   For the Three Months                     For the Six Months
                                   ---------------------------------------  ----------------------------------------
                                      December 31, 1999  December 31, 1998     December 31, 1999   December 31, 1998
                                   ---------------------------------------  ----------------------------------------
Basic (loss ) earnings per share
---------------------------------

Net income (loss)                       $          615      $          384        $          500      $          198

Less preferred dividends                $           21      $           21        $           41      $           42
                                        --------------        ------------        --------------      --------------

Net income (loss) available for
common stock                            $          594      $          363        $          459      $          156
                                        --------------        ------------        --------------      --------------

Average common stock                             5,929               6,121                 5,928               6,121
outstanding


Basic earnings (loss) per share         $         0.10       $        0.06        $         0.08      $         0.03
                                        --------------        ------------        --------------      --------------

Dilutive earnings (loss) per share
-----------------------------------

Net income (loss) available for
common stock and dilutive securities    $          615        $        384        $          500      $          198

Average common stock
outstanding                                      5,929               6,121                 5,928               6,121


Additional common shares
resulting from dilutive securities                   -                   -                     -                   -

Options,warrants and
and convertible securities                       1,443               1,280                 1,443               1,280
                                        --------------        ------------        --------------      --------------

Average common stock and
dilutive securities outstanding                  7,372               7,401                 7,371               7,401


Dilutive Earnings Per Share             $         0.08        $       0.05        $         0.07      $         0.03
                                        --------------        ------------        --------------      --------------

NOTE 3 - ACQUISITIONS
---------------------

On December 17, 1999, the Company entered into a transaction with Children's Out-of-School Time, Inc. ("COST") to form The Activities Club, Inc. ("TAC"), which is owned 80% by the Company and 20% by COST. In the transaction, Nobel contributed $625,000 to the capital of TAC, and TAC distributed such cash to COST. TAC also issued to COST a 7% subordinated promissory note in the amount of $175,000. If a specified earnings threshold is met, Nobel will be required to make an additional cash payment to TAC, which TAC would then distribute to COST. Further, commencing in December 2002, COST has the right to require Nobel to purchase its interest in TAC for the greater of $500,000 and a formula price based on TAC's earnings before interest, taxes, depreciation and amortization.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 VS THE SIX MONTHS ENDED DECEMBER 31, 1998

Currently, the Company operates 145 schools. Since June 30, 1998, the Company has opened or acquired 28 new schools: six elementary schools, seven preschools, eight schools for learning challenged (the Paladin Academy schools), one charter school and six specialty high schools (Houston Learning Academy). The Company has also closed seven and sold ten underperforming schools, nine of which were the Indianapolis schools disposed of in July 1999.

Revenues for the six months ended December 31, 1999 increased $7,224,000 or 14.0% to $58,877,000 from $51,653,000 for the six months ended December 31, 1998. The increase in revenues is primarily attributable to the increase in enrollment, and the increase in the number of schools.

Same school revenue (schools that were opened in both periods) increased $4,204,000 or 9.0% in the six months ended December 31, 1999 compared to the same period of the prior year. This increase is related to tuition and enrollment increases, which is partially due to an improved summer program, and partially due to improved September enrollments. The increase in revenues related to the 28 schools opened or acquired totaled $5,323,000. These increases were offset by a decrease in revenues of $2,303,000 related to the closing of seven and sale of ten underperforming schools.

School operating profit for the six months ended December 31, 1999 increased $1,666,000 or 29.6% to $7,289,000 from $5,623,000 for the six months ended
December 31, 1998. Total school operating profit as a percentage of revenue increased from 10.9% to 12.4%. The improvement in operating margin was due to lower personnel costs which improved 1.1% to 47.6% of revenues and by lower insurance, taxes and rent expense which decreased 0.5% to 19.8% of revenues.

Same school operating profit increased $965,000 or 16.5%. Same school operating profit margin improved from 12.4% for the second quarter ended December 31, 1998 to 13.3% for the six months ended December 31, 1999. The increase in same school operating profit is due to the revenue increases and lower operating expenses. The 28 new or acquired schools accounted for an additional $968,000 in school operating profit. School closings positively affected the increase in school operating profit by $158,000.

This increase in school operating profit was offset by the absence of certain reductions in insurance and property tax expense that had positively affected school operating profit in the quarter ended December 31, 1998. In the second quarter of last year, the Company realized savings in insurance and property tax expense that positively affected school operating profit. Insurance premium costs for the most recently ended policy year ended in 1998 were less than expected by $225,000. Property tax expense was reduced by $200,000 in the second quarter of last year as a result of over-estimated property tax liability on several properties.

General and administrative expenses increased $905,000 or 25.2% from $3,595,000 for the six months ended December 31, 1998 to $4,500,000 for the six months ended December 31, 1999. As a percentage of revenue, general and administrative expense increased from 7.0% at December 31, 1998 to 7.6% at December 31, 1999. This increase was related to management additions necessary to support the continued growth of the Company in its new business initiatives.

New school development costs increased $49,000 or 16.1% from $305,000 for the six months ended December 31, 1998 to $354,000 for the six months ended December 31, 1999. The increase is a result of timing of the opening of the schools.

Operating income increased $712,000 or 41.3% from $1,723,000 for the six months ended December 31, 1998 to $2,435,000 for the six months ended December 31, 1999. The increase is the result of an increase in school operating profit as described above offset by the increase in general and administrative expenses.

For the six months ended December 31, 1999, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $5,248,000. This represents an increase of $1,025,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $186,000 or 12.9% from $1,433,000 for the six months ended December 31, 1998 to $1,619,000 for the six months ended December 31, 1999. The increase is due to increased borrowings on the Company's credit facility offset by a reduction in interest expense on seller subordinated debt.

Income before taxes increased 152.8% from $341,000 for the six months ended December 31, 1998 to $862,000 for the six months ended December 31, 1999.

Income tax expense totaled $362,000 for the six months ended December 31, 1999 which reflects a 42% effective tax rate.

FOR THE SECOND QUARTER ENDED DECEMBER 31, 1999 VS THE SECOND QUARTER ENDED DECEMBER 31, 1998

Revenues for the second quarter ended December 31, 1999 increased $3,790,000 or 13.7% to $31,532,000 from $27,742,000 for the second quarter ended December 31, 1998. The increase in revenues is primarily attributable to the increase in enrollment and to a lesser extent the increase in the number of schools.

Same school revenue (schools that were opened in both periods) increased $1,896,000 or 7.5% in the second quarter of 2000 compared to the prior year. This increase is related to tuition and enrollment increases. The increase in revenues related to the 28 schools opened or acquired totaled $3,103,000. These increases were offset by a decrease in revenues of $1,209,000 related to the closing of seven and sale of ten underperforming schools.

School operating profit for the second quarter ended December 31, 1999 increased $1,064,000 or 32.2% to $4,368,000 from $3,304,000 for the second quarter ended
December 31, 1998. Total school operating profit margin increased from 11.9% to 13.9%. The improvement in operating margin was due to lower insurance, taxes and rent expense as a percentage of revenue which decreased 2.0% to 18.6% of revenues.

Same school operating profit increased $204,000 or 5.7%. Same school operating profit as a percentage of revenue decreased slightly from 14.3% for the second quarter ended December 31, 1998 to 14.1% for the second quarter ended December 31, 1999. The increase in same school operating profit is due to the revenue increases. The 28 new or acquired schools accounted for an additional $718,000 in school operating profit. School closings positively affected the increase in school operating profit by $142,000.

General and administrative expenses increased $531,000 or 28.7% from $1,848,000 for the second quarter ended December 31, 1998 to $2,379,000 for the second quarter ended December 31, 1999. As a percentage of revenue, general and administrative expense increased from 6.7% at December 31, 1998 to 7.5% at December 31, 1999. This increase was related to management additions necessary to support the continued growth of the Company in its new business initiatives.

New school development costs increased $87,000 from $73,000 for the quarter ended December 31, 1998 to $160,000 for the quarter ended December 31, 1999. The increase is a result of timing of the opening of the schools.

Operating income increased $446,000 or 32.2% from $1,383,000 for the quarter ended December 31, 1998 to $1,829,000 for the quarter ended December 31, 1999. The increase is the result of an increase in school operating profit as described above offset by the increase in general and administrative expenses and increased new school development cost.

Other income increased $19,000 from $44,000 for the second quarter ended December 31, 1998 to $63,000 for the second quarter ended December 31, 1999. The increase in other income is due to interest income received in sale leaseback transactions.

For the second quarter of fiscal 2000, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $3,301,000. This represents an increase of $614,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $65,000 or 8.6% from $750,000 for the quarter ended December 31, 1998 to $815,000 for the quarter ended December 31, 1999. The increase is due to increased borrowings on the Company's credit facility as a result of recent acquisitions offset by a reduction in interest expense related to amortization of seller subordinated indebtedness.

Income before taxes increased 60.3% from $661,000 for the quarter ended December 31, 1998 to $1,061,000 for the quarter ended December 31, 1999.

Income tax expense totaled $446,000 for the quarter ended December 31, 1999 which reflects a 42% effective tax rate.

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

At December 31, 1999, $5,039,898 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $3,141,041 was outstanding under the Acquisition Credit Facility and $10,000,000 was outstanding under the Term Loan.

Total cash and cash equivalents decreased slightly or $296,000 to $1,344,000 at December 31, 1999. The net decrease was a result of the acquisitions of schools and capital expenditures which occurred in the six months ended December 31, 1999. Cash provided from operations totaled $4,668,000 at December 31, 1999. The increase in cash flow from operations is related to an increase in deferred revenue of $1,217,000, an increase in accounts payable and accrued expenses of $1,430,000 and a decrease in accounts receivable of $273,000.

The working capital deficit increased $3,513,000 to $15,600,000 at December 31, 1999. The increase is primarily the result of (1) a decrease in prepaid rents and expenses totaling $1,228,000 related to timing, (2) an increase in deferred revenue totaling $1,217,000 and (3) an increase in accounts payable and accrued expenses of $1,430,000. The increase in deferred revenues is a result of the timing of the school year. June, which is the end of the school year, typically has the lowest deferred revenue balance.

                                    Part II
                                    -------

                               Other Information

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A. An annual meeting of the stockholders of the Company was held on November 18, 1999. The total shares eligible to vote on the record date included 6,121,365 shares of Common Stock, 1,028,694 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock and 1,063,830 shares of Series D Preferred Stock. Each share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is convertible into 0.294, 0.25 and 0.25 shares of Common Stock, respectively. These shares represent a total of 7,314,745 votes.

B.      At the meeting:

        1.  Election of Director
            --------------------

    Three directors (Edward Chambers, A.J. Clegg and Peter Havens) were elected to serve until the 2002 Annual Meeting. The term of office of John R. Frock, Eugene G. Monaco and Robert Zobel continues until the 2000 Annual Meeting:
    The term of office of Pamela S. Lewis and William L. Walton continues until the 2001 Annual Meeting.

        2.  Ratification of Independent Auditors
            ------------------------------------

     The selection of PricewaterhouseCoopers, LLP as the Company's independent auditors for fiscal 2000 was approved by the requisite vote, the votes cast being as follows:

        Voted for            4,867,822
        Voted against            5,943
        Withheld                     0
        Abstentions              3,100
        Broker Non-votes             0
                             ---------
                             4,876,865

        3.  Amendment of the Company's 1995 Stock Incentive Plan
            ----------------------------------------------------

     The approval of the proposal to amend the Company's 1995 Stock Incentive Plan was approved by the requisite, the votes cast on this proposal being as follows:

        Voted for            2,374,266
        Voted against          566,777
        Withheld                     0
        Abstentions             27,370
        Broker Non-votes     1,908,452
                             ---------
                             4,876,865

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 First Amendment to Amended and Restated Loan and Security Agreement dated December 17, 1999, by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender

10.1 Nobel Learning Communities, Inc. Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000

10.2 Nobel Learning Communities, Inc. Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000

10.3 First Amendment dated February 3, 2000 of Employment Agreement dated as of August 9, 1999 between Registrant and Lynn Fontana

27      Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NOBEL LEARNING COMMUNITIES, INC.



Dated: February 14, 2000          By:   /s/ William E. Bailey
                                      --------------------------------------
                                  William E. Bailey
                                  Vice President/Chief Financial Officer
                                  (duly authorized officer and
                                  principal financial officer)

                                   EXHIBITS

Exhibit
Number      Description of Exhibit

4.1 First Amendment to Amended and Restated Loan and Security Agreement dated December 17, 1999, by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender

10.1 Nobel Learning Communities, Inc. Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000

10.2 Nobel Learning Communities, Inc. Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000

10.3 First Amendment dated February 3, 2000 of Employment Agreement dated as of August 9, 1999 between Registrant and Lynn Fontana

27      Financial Data Schedule