Form 10-Q
period 2000-03-31
NOBEL LEARNING COMMUNITIES INC
filed 2000-05-15
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended:                                        March 31, 2000


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

                                         Yes    X    No ___
                                               ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,924,698 shares of Common Stock outstanding at February 12, 2000.

                              INDEX TO FORM 10-Q

                       Nobel Learning Communities, Inc.


                                                                                        Page
PART I.   FINANCIAL INFORMATION                                                        Number
                                                                                       ------
Item 1.   Financial Statements

          Consolidated Balance Sheets, March 31, 2000 (unaudited) and June 30,
          1999........................................................................    2

          Consolidated Statements of Income for the nine months ended March 31,
          2000 (unaudited) and 1999 (unaudited).......................................    3

          Consolidated Statements of Income for the three months ended March 31,
          2000 (unaudited) and 1999 (unaudited).......................................    4

          Consolidated Statements of Cash Flows for the nine months ended March
          31, 2000 (unaudited) and 1999 (unaudited)...................................    5

          Notes to Consolidated Interim Financial Statements..........................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................    9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Report on Form 8-K.............................................   14

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

                          Nobel Learning Communities,
                             Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)

Current Assets                                                                       March 31, 2000       June 30 1999
---------------------------------------                                              --------------       -------------
Cash and cash equivalents                                                            $       1,049        $       1,640
Accounts receivable, less allowance for                                                      1,757                1,689
 doubtful accounts of $197 in March 2000 and $177 in June of 1999
Prepaid rents                                                                                  680                  859
Other prepaid expenses                                                                         450                  844
                                                                                     -------------        -------------
    Total Current Assets                                                                     3,936                5,032
                                                                                     -------------        -------------

Property and equipment, at cost                                                             45,375               37,024
Accumulated depreciation                                                                   (15,153)             (12,324)
                                                                                     -------------        -------------
    Total Property & Equipment                                                              30,222               24,700

Property and equipment held for sale                                                           708                1,202
Goodwill                                                                                    48,241               45,725
Deposits and other assets                                                                    2,769                3,347
Deferred tax asset                                                                           1,536                1,019
                                                                                     -------------        -------------
Total Assets                                                                         $      87,412        $      81,025
                                                                                     =============        =============

Liabilities and Stockholders' Equity
---------------------------------------
Current portion of long-term obligations                                             $       3,627        $       2,209
Accounts payable and other current liabilities                                               9,054                8,236
Cash overdraft liability                                                                         0                1,792
Unearned income                                                                              7,183                4,882
                                                                                     -------------        -------------
    Total Current Liabilities                                                               19,864               17,119
                                                                                     -------------        -------------

Long-term obligations                                                                       18,111               15,316
Long-term subordinated debt                                                                 13,276               13,831
Capital lease obligations                                                                        0                   73
Deferrred gain on sale/leaseback                                                                22                   27
Minority interest in consolidated subsidiary                                                   568                  514
                                                                                     -------------        -------------
Total Liabilities                                                                           51,841               46,880

Stockholders' Equity:
 Preferred stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,593,542 at March 31, 2000, and June 30, 1999; $5,530
 aggregate liquidation preference at March 31, 2000 and June 30, 1999                            5                    5

 Common stock, $.001 par value, 20,000,000 shares authorized, issued and
 outstanding 5,924,698 at March 31, 2000 and 5,921,365 at June 30, 1999.                         6                    6
Treasury stock, cost; 236,810 shares                                                        (1,375)              (1,375)
Additional paid in capital                                                                  39,256               39,239
Accumulated deficit                                                                         (2,321)              (3,730)
                                                                                     -------------        -------------
Total Stockholders' Equity                                                                  35,571               34,145
                                                                                     -------------        -------------
Total Liabilities and Stockholders' Equity                                           $      87,412        $      81,025
                                                                                     =============        =============

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
               for the nine months ended March 31, 2000 and 1999
              ---------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)



                                                             2000     1999
                                                          --------  --------
Revenues                                                  $ 92,004  $ 80,627

Operating expenses
  Personnel cost                                            43,830    38,997
  Center operating cost                                     13,807    12,004
  Insurance, taxes, rent and other                          17,798    16,108
  Depreciation and amortization                              4,276     3,748
                                                          --------  --------
Total operating expenses                                    79,711    70,857
                                                          --------  --------

School operating profit                                     12,293     9,770

General and administrative expenses                          6,931     5,685
New school development costs                                   417       342
                                                          --------  --------
  Operating income                                           4,945     3,743

Interest expense                                             2,478     2,262
Other income                                                  (132)     (188)
Minority interest in earnings of consolidated subsidiary        63        53
                                                          --------  --------

Income before taxes                                          2,536     1,616

Income taxes                                                 1,065       679
                                                          --------  --------
Net income                                                   1,471       937
                                                          ========  ========

Preferred stock dividends                                 $     62  $     63
                                                          ========  ========

Net income available to common stockholders               $  1,409  $    874
                                                          ========  ========

Basic earnings per share                                  $   0.24  $   0.14
                                                          ========  ========

Diluted earnings per share                                $   0.20  $   0.13
                                                          ========  ========

The accompanying notes and the notes in the financial statements included in the
     Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
              for the three months ended March 31, 2000 and 1999
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                                                          2000              1999
                                                                                      ------------     --------------
Revenues                                                                               $   33,127       $    28,975

Operating expenses
  Personnel cost                                                                           15,820            13,848
  Center operating cost                                                                     4,653             4,042
  Insurance, taxes, rent and other                                                          6,141             5,638
  Depreciation and amortization                                                             1,509             1,299
                                                                                       ----------       -----------
Total operating expenses                                                                   28,123            24,827
                                                                                       ----------       -----------

School operating profit                                                                     5,004             4,148

General and administrative expenses                                                         2,432             2,090
New school development costs                                                                   62                37
                                                                                       ----------       -----------
  Operating income                                                                          2,510             2,021

Interest expense                                                                              859               748
Other income                                                                                  (50)              (20)
Minority interest in earnings of consolidated subsidiary                                       27                18
                                                                                       ----------       -----------

Income before taxes                                                                         1,674             1,275

Income taxes                                                                                  703               535
                                                                                       ----------       -----------

Net income                                                                                    971               740
                                                                                       ==========       ===========

Preferred stock dividends                                                              $       21       $        21
                                                                                       ==========       ===========

Net income available to common stockholders                                            $      950       $       719
                                                                                       ==========       ===========

Basic earnings per share                                                               $     0.16       $      0.12
                                                                                       ==========       ===========

Diluted earnings per share                                                             $     0.13       $      0.10
                                                                                       ==========       ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               for the nine months ended March 31, 2000 and 1999
              ---------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)

                                                                           2000           1999
                                                                         --------      ----------
Net Cash Provided By Operating Activities                                 $ 6,553       $  6,883

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                                         1,896          1,720
  Capital expenditures                                                     (8,818)        (5,149)
  Payment for acquisitions                                                 (2,690)        (3,448)
                                                                          -------       --------

Net Cash Used In Investing Activities:                                     (9,612)        (6,877)
                                                                          -------       --------
Cash Flows From Financing Activities:

  Purchase of treasury stock                                                    0         (1,000)
  Repayment of capital lease obligation                                       (66)           (67)
  Payments of dividends on preferred stock                                    (62)           (63)
  Proceeds from long term debt                                              9,603         15,035
  Repayment of long term debt                                              (5,687)       (20,940)
  Repayment of subordinated debt                                           (1,320)        (2,165)
  Proceeds from subordinated debt                                               0         10,000
                                                                          -------       --------
Net Cash Provided by Financing Activities:                                  2,468            800
                                                                          -------       --------
Net increase (decrease) in cash and cash equivalents                         (591)           806

Cash and cash equivalents at the beginning of the period                    1,640            408
                                                                          -------       --------
Cash and cash equivalents at the end of the period                        $ 1,049       $  1,214
                                                                          =======       ========

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

                                                  For the Three Months                 For the Nine Months
                                             -------------------------------      ------------------------------
                                             March 31, 2000   March 31, 1999      March 31, 2000  March 31, 1999
                                             -------------------------------      ------------------------------
Basic earnings per share
------------------------

Net income                                   $          971   $          740      $        1,471  $          937

Less preferred dividends                     $           21   $           21      $           62  $           63
                                             --------------   --------------      --------------  --------------


Net income available for
common stock                                 $          950   $          719      $        1,409  $          874
                                             --------------   --------------      --------------  --------------

Average common stock
outstanding                                           5,929            5,979               5,929           6,074


Basic earnings per share                     $         0.16   $         0.12      $         0.24  $         0.14
                                             --------------   --------------      --------------  --------------


Dilutive earnings per share
---------------------------

Net income available for
common stock and dilutive securities         $          971   $          740      $        1,471  $          937

Average common stock outstanding                      5,929            5,979               5,929           6,074

Additional common shares
resulting from dilutive securities                        -                -                   -               -

Options,warrants and
 convertible securities                               1,443            1,257               1,443           1,257
                                             --------------   --------------      --------------  --------------

Average common stock and
dilutive securities outstanding                       7,372            7,236               7,372           7,331

Dilutive Earnings Per Share                  $         0.13   $         0.10      $         0.20  $         0.13
                                             ==============   ==============      ==============  ==============

Note 3 - Dispositions

On July 30, 1999, the Company sold the business the vicinity of operations of the nine schools located in Indianapolis, Indiana to Children's Discovery Center of America, Inc., which is controlled by Knowledge Universe for a total of $550,000 in cash. Knowledge Universe, through KU Learning, LLC, controls a significant percentage of the Company's stock. No gain or loss on the sale was recorded for the sale of the operations as the Company had previously written down the carrying value of the business at December 31, 1997.

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

On December 3, 1999, the Company acquired the assets of Play and Learn Child Development Center, with a capacity of 100 and estimated annual revenues of $600,000. On February 11, 2000, the Company acquired the assets of High Road Academy in Boca Raton, Florida, with a capacity of 100 and estimated annual revenues of $700,000. High Road Academy is a specialty school for children with learning disabilities. On February 17, 2000, the Company acquired the assets of David Sikes Child Care, Inc., in Norcross, Georgia with the capacity of enrollment for 252 children and estimated annual revenues of $822,041. The purchase price for these three schools totaled $1,064,000 of which $682,000 was in cash, $282,000 was in subordinated notes and $100,000 was in assumed liabilities.

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

Note 6 - New Pronouncements
---------------------------

In June 1998, the FASB issues SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999 and which is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 also expanded the definition of a derivative to include most commodity contracts that require physical delivery. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The company intends to adopt this statement as of July 1, 2000. The impact of the adoption of this statement on the Company's net income is not yet determinable.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the Nine Months Ended March 31, 2000 vs the Nine Months ended March 31, 1999

Currently, the Company operates 149 schools. Since June 30, 1998, the Company has opened or acquired 31 new schools: six elementary schools, nine preschools, nine schools for learning challenged (the Paladin Academy schools), one charter school and six specialty high schools (Houston Learning Academy). The Company has also closed or sold 15 underperforming schools, nine of which were the Indianapolis schools disposed of in July 1999.

Revenues for the nine months ended March 31, 2000 increased $11,377,000 or 14.1% to $92,004,000 from $80,627,000 for the nine months ended March 31, 1999. The increase in revenues is primarily attributable to an increase in enrollment, and the increase in the number of schools.

Same school revenue (schools that were opened in both periods) increased $6,530,000 or 9.0% in the nine months ended March 31, 2000 compared to the same period of the prior year. This increase is related to tuition and enrollment increases, which is partially due to an improved summer program, and partially due to improved enrollments. The increase in revenues related to the 31 schools opened or acquired totaled $8,348,000. These increases were offset by a decrease in revenues of $3,501,000 related to the closing of 15 underperforming schools.

School operating profit for the nine months ended March 31, 2000 increased $2,523,000 or 25.8% to $12,293,000 from $9,770,000 for the nine months ended
March 31, 1999. Total school operating profit as a percentage of revenue increased from 12.1% to 13.4%. The improvement in operating margin was due to lower personnel costs as a percentage of revenue which improved 0.8% to 47.6% of revenues and by lower insurance, taxes and rent expense as a percentage of revenue which decreased 0.7% to 19.3% of revenues.

Same school operating profit increased $1,430,000 or 14.1%. Same school operating profit margin improved from 13.9% for the nine months ended March 31, 1999 to 14.5% for the nine months ended March 31, 2000. The increase in same school operating profit is due to the revenue increases and lower operating expenses. The 31 new or acquired schools accounted for an additional $1,267,000 in school operating profit. School closings positively affected the increase in school operating profit by $251,000.

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

General and administrative expenses increased $1,246,000 or 21.9% from $5,685,000 for the nine months ended March 31, 1999 to $6,931,000 for the nine months ended March 31, 2000. As a percentage of revenue, general and administrative expense increased from 7.1% at March 31, 1999 to 7.5% at March 31, 2000. This increase was related to management additions necessary to support the continued growth of the Company in its new business initiatives such as Charter schools and the Paladin schools for the learning challenged.

New school development costs increased $75,000 or 21.9% from $342,000 for the nine months ended March 31, 1999 to $417,000 for the nine months ended March 31, 2000. The increase is a result of timing of the opening of the schools.

Operating income increased $1,202,000 or 32.1% from $3,743,000 for the nine months ended March 31, 1999 to $4,945,000 for the nine months ended March 31, 2000. The increase is the result of an increase in school operating profit as described above offset by the increase in general and administrative expenses.

For the nine months ended March 31, 2000, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $9,290,000. This represents an increase of $1,664,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $216,000 or 9.6% from $2,262,000 for the nine months ended March 31, 1999 to $2,478,000 for the nine months ended March 31, 2000. The increase is due to increased borrowings on the Company's credit facility as a result of recent acquisitions offset by a reduction in interest expense related to the repayment of seller subordinated indebtedness.

Income before taxes increased 56.9% from $1,616,000 for the nine months ended March 31, 1999 to $2,536,000 for the nine months ended March 31, 2000.

Income tax expense totaled $1,065,000 for the nine months ended March 31, 2000 which reflects a 42% effective tax rate.

For the Third Quarter Ended March 31, 2000 vs the Third Quarter ended March 31, 1999

Revenues for the third quarter ended March 31, 2000 increased $4,152,000 or 14.3% to $33,127,000 from $28,975,000 for the third quarter ended March 31, 1999. The increase in revenues is primarily attributable to the increase in enrollment and the increase in the number of schools.

Same school revenue (schools that were opened in both periods) increased $1,941,000 or 7.4% in the third quarter of 2000 compared to the prior year. This increase is related to tuition and enrollment increases. The increase in revenues related to the 31 schools opened or acquired totaled $3,409,000. These increases were offset by a decrease in revenues of $1,198,000 related to the closing of 15 underperforming schools.

School operating profit for the third quarter ended March 31, 2000 increased $856,000 or 20.6% to $5,004,000 from $4,148,000 for the third quarter ended
March 31, 1999. Total school operating profit margin increased from 14.3% to 15.1%. The improvement in operating margin was due to lower insurance, taxes and rent expense as a percentage of revenue which decreased 1.0% to 18.5% of revenues.

Same school operating profit increased $274,000 or 6.3%. Same school operating profit as a percentage of revenue decreased slightly from 16.5% for the third quarter ended March 31, 1999 to 16.4% for the third 11 quarter ended March 31, 2000. The increase in same school operating profit is due to the revenue increases. The 31 new or acquired schools accounted for an additional $488,000 in school operating profit. School closings positively affected the increase in school operating profit by $94,000.

General and administrative expenses increased $342,000 or 16.4% from $2,090,000 for the third quarter ended March 31, 1999 to $2,432,000 for the third quarter ended March 31, 2000. As a percentage of revenue, general and administrative expense increased slightly from 7.2% at March 31, 1999 to 7.3% at March 31, 2000. This increase was related to management additions necessary to support the continued growth of the Company in its new business initiatives.

New school development costs increased $25,000 from $37,000 for the quarter ended March 31, 1999 to $62,000 for the quarter ended March 31, 2000. The increase is a result of timing of the opening of the schools.

Operating income increased $489,000 or 24.2% from $2,021,000 for the quarter ended March 31, 1999 to $2,510,000 for the quarter ended March 31, 2000. The increase is the result of an increase in school operating profit as described above offset by the increase in general and administrative expenses and increased new school development cost.

Other income increased $30,000 from $20,000 for the third quarter ended March 31, 1999 to $50,000 for the third quarter ended March 31, 2000. The increase in other income is due to interest income received in sale leaseback transactions.

For the third quarter of fiscal 2000, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $4,042,000. This represents an increase of $720,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $111,000 or 14.8% from $748,000 for the quarter ended March 31, 1999 to $859,000 for the quarter ended March 31, 2000. The increase is due to increased borrowings on the Company's credit facility as a result of recent acquisitions offset by a reduction in interest expense related to amortization of seller subordinated indebtedness.

Income before taxes increased 31.3% from $1,275,000 for the quarter ended March 31, 1999 to $1,674,000 for the quarter ended March 31, 2000.

Income tax expense totaled $703,000 for the quarter ended March 31, 2000 which reflects a 42% effective tax rate.

Liquidity and Capital Resources
-------------------------------

Management is pursuing a four-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets,
(3) strategic acquisitions, and (4) development of new education businesses. The Company's principal sources of liquidity are (1) cash flow generated from operations, (2) available borrowings under the Company's $35,000,000 Amended and Restated Loan and Security Agreement, (3) the use of site developers to build schools and lease them to the Company, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions.

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

At March 31, 2000 $5,261 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $3,729 was outstanding under the Acquisition Credit Facility and $10,000,000 was outstanding under the Term Loan.

Total cash and cash equivalents decreased by $591,000 to $1,049,000 at March 31, 2000. The net decrease was a result of the acquisitions of schools and capital expenditures which occurred in the nine months ended March 31, 2000. Cash provided from operations totaled $6,553,000 at March 31, 2000. The slight decrease in the cash flow from operations, totaling $330,000 compared to March 31 1999, was the result of several factors. The increase in net income of $534,000 was offset by an increase in accounts receivable of $68,000, an increase in deferred taxes of $517,000 and a decrease in other assets of $443,000 and a decrease in bank overdraft of $1,792,000.

The working capital deficit increased $4,034,000 to $16,121,000 at March 31, 2000. The increase is primarily the result of (1) a decrease in prepaid rents and expenses totaling $572,000 related to timing, (2) an increase in deferred revenue totaling $2,301,000 and (3) an increase in accounts payable and accrued expenses of $818,000. The increase in deferred revenues is a result of the timing of the school year. June, which is the end of the school year, typically has the lowest deferred revenue balance.

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

                                   NOBEL LEARNING COMMUNITIES, INC.

  Dated: May 15, 2000              By:     /s/ William E. Bailey
                                      ----------------------------------------
                                       William E. Bailey
                                       Vice President/Chief Financial Officer
                                       (duly authorized officer and
                                          principal financial officer)

                                Exhibits

Exhibit
Number         Description of Exhibit

27        Financial Data Schedule