Form 10-K405
period 2000-06-30
NOBEL LEARNING COMMUNITIES INC
filed 2000-09-28
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

             [x] Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934  [Fee Required]

                    For the fiscal year ended June 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of September 15, 2000, 5,976,599 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of September 15, 2000 was approximately $33,150,000 (based upon the closing sale price of these shares as reported by Nasdaq). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 10% of the outstanding common stock or have the right to designate a member of the board of directors, and no other persons.
The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2000 (the "Proxy Statement") and to be filed within 120 days after the registrant's fiscal year ended June 30, 2000 are incorporated by reference in Part III.

                               TABLE OF CONTENTS

Item
No.                                                                         Page
                                    PART I

1.   Business...............................................................   1
     Executive Officers of the Company......................................  14
2.   Properties.............................................................  15
3.   Legal Proceedings......................................................  15
4.   Submission of Matters to a Vote of Security Holders....................  16


                                    PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters........................................  17
6.   Selected Financial Data................................................  19
7.   Management's Discussion and Analysis
     of Financial Condition and Results of Operations.......................  20
8.   Financial Statements and Supplementary Data............................  24
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure.................................  24

                                   PART III

10.  Directors and Executive Officers of the Registrant.....................  25
11.  Executive Compensation.................................................  25
12.  Security Ownership of Certain Owners and Management....................  25
13.  Certain Relationships and Related Transactions.........................  25

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  26

                                     PART I

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

     Our Fiscal 2000 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. We derive our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While we believe that our assumptions are reasonable, we caution that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of our newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

Item 1.   Business.

General

     We are a leading for-profit provider of education and school management services for the pre-elementary through 12/th/ grade market. Our programs are offered through a network of affordable private schools, charter schools, schools for learning challenged students, and specialty high schools, under the global brand name "Nobel Learning Communities". These schools typically provide summer camps and before-and-after school programs. Our credo is "Quality Education Maximizing a Child's Life Opportunities."

     Our schools are located in California, Pennsylvania, New Jersey, Virginia, Florida, Maryland, North Carolina, South Carolina, Georgia, Illinois, Nevada, Texas, Arizona, Oregon and Washington. The schools operate under various names, including Chesterbrook Academy (East, South and Midwest), Merryhill School
(West), Evergreen Academy (Northwest), Paladin Academy (learning challenged) and Houston Learning Academy (alternative high schools). As of September 15, 2000, we had 162 schools in 15 states, with an aggregate capacity of approximately 27,000 children.

     We are pursuing a four-pronged strategy to take advantage of the significant growth opportunities in the private education market:

     . internal organic growth at existing schools, including expansions of campus facilities

     .    new school development in both existing and new markets

     .    strategic acquisitions

     .    development of new businesses.

     Our strategy is based on meeting the educational needs of children, beginning with infancy. We encourage our children to stay with Nobel schools as they advance each school year, within our geographic clusters called "Nobel Learning Communities." Through the use of strategically designed clusters, we increase market awareness; achieve operating efficiencies; and provide cross-marketing opportunities, particularly by providing feeder populations from pre-elementary school to elementary school, and elementary school to middle school, and to and from our other specialty programs. Centralized administration provides control of program quality and development and significant operating efficiencies.

     We seek to distinguish our schools from our competition with qualitative and quantitative program outcomes. At each level, we support a child's development with age appropriate curriculum-based programs. We foster learning through accredited schools with small classes, supported by technology and early introduction of a foreign language. Further, in certain locations, we serve those with special needs through our schools for learning challenged and alternative high schools. We believe that the empirical results support the quality of our programs. Standardized test results have shown that our students perform one and one-half to three grade levels above national norms in reading and mathematics.

     Many of our schools operate from 6:30 a.m. to 6:00 p.m., allowing early drop-off and late pick-up by working parents. In most locations, programs are available for children starting at six weeks of age. For a competitive price, parents can feel comfortable leaving their children at a Nobel school knowing they will receive both a quality education and engage in well-supervised activities.

     Most of our schools complement their programs with before and after school programs and summer camps (both sports and educational). Some of our schools have swimming pools. Our schools also seek to improve margins by providing ancillary services and products, such as book sales, uniform sales and portrait services.

     We were organized in 1984 as The Rocking Horse Childcare Centers of America, Inc. In 1993, new management changed our strategic direction to expand into private elementary education. This change in direction coincided with the change of our name to Nobel Education Dynamics, Inc. In 1998, we changed our name to Nobel Learning Communities, Inc. to reflect the organizational model that we use today, which supports cross-marketing and operational synergies within the "Nobel Learning Communities."

     Our corporate office is located at Rose Tree Corporate Center II, 1400 North Providence Road, Suite 3055, Media, PA 19063. Our telephone number is
(610) 891-8200. We have two Internet sites. The address for our customer site is www.nobellearning.com. The address for our investor site is www.nobeleducation.com.

Educational Philosophy and Implementation

     Our educational philosophy is based on a foundation of sound research, innovative instructional techniques and quality practice and proprietary curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. Our curricula recognize that each child develops according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Every child's individual educational needs and skills are considered upon entrance into a Nobel school. Progress is regularly monitored in terms of both the curriculum's objectives and the child's cognitive, social, emotional and physical skill development. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem, and emotional and physical well-being, based on a personalized approach.

     Under the direction of our Chief Education Officer, we have developed curriculum guidelines for each grade level and content area to assist principals and teachers plan their daily and weekly programs. At the educator's Web site we have linked the curriculum guidelines to the products and services that are most appropriate for addressing our guidelines. The Web site also provides our educators with links to Nobel's frameworks and philosophy as well as other resources that support our educational mission.

     In 1996, we launched our National Education Advisory Board. Under the direction of Lynn Fontana, our Vice President - Education, the Board includes six nationally known educators each of whom advises Nobel on his or her particular area of expertise:

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

       . Dr. Cathy Collins Block of Texas Christian University (Reading and Language Arts)

       . Dr. John N. Mangieri of the Institute for Effective Management (Educational Administration)

       . Dr. Arthur L. Costa of the University of California at Sacramento (Curriculum and Teacher Development) (Professor Emeritus)

       . Dr. Drew H. Gitomer of Educational Testing Service (Testing and Evaluation).

The Advisory Board helps oversee the development of our curriculum guidelines, advises on how best to integrate innovation into our schools and how best to prepare our teachers to implement programs that address the curriculum guidelines. Advisory Board members are also available to work on special projects and services that enhance our school programs.

     We maintain that small schools, small classes, qualified teachers, clearly articulated curriculum guidelines and excellent educational materials are basic ingredients of quality education. Our philosophy is based on personalized instruction that leads to a student's active involvement in learning and understanding. The program for our schools is a skills-based and developmentally appropriate comprehensive curriculum. We implement the curriculum in ways that stimulate the learner's curiosity, enhance students' various learning styles, and employ processes that contribute to lifelong achievement. Academic areas addressed include reading readiness and reading, spelling, writing, handwriting, mathematics readiness and mathematics, science, social studies, visual and graphic arts, music, physical education and health, and foreign language. Computer literacy and study skills are integrated into the program, as appropriate, in all content areas. Our schools employ state-of-the-art equipment, with interactive software. Most schools in the Nobel Learning Communities introduce a second language between the ages of three and four and continue that instruction into the pre-K, kindergarten and school age programs.

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

     We recognize that maintaining the quality of our teachers' capabilities and professionalism is essential to sustaining our students' high level of academic achievement and our profitability. We sponsor teacher development days covering various aspects of teaching and education, using both internal trainers and
external consultants.   Staff members are recognized for the completion of
continuing education experiences, encouraged to pursue formal advanced learning, and rewarded for outstanding performance and achievement. Our educators serve on task forces and committees who regularly review and revise guidelines, programs, tools and current teaching methods.

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

     Critical to our educational and financial success are our school principals, who are responsible to manage school personnel and finances, to ensure teacher adherence to our curriculum guidelines, and to implement local sales and marketing strategies. We treat each school as a separate cost center, holding each accountable for its own performance. Each school prepares an annual budget and submits weekly financial data to the corporate office, and to appropriate district and division managers. Tuition revenue, operating costs, and utilization rates are continually monitored, with each school measured weekly in relation to our business plan and prior year performance. Executive Directors, another critical component to our success, oversee the principals in their management responsibilities and they report to regional Vice Presidents of Operations. School principals and directors work closely with regional and corporate management, particularly in the regular assessment of program quality.

     Principals and directors are also responsible to raise additional revenues through ancillary programs, such as sales of school uniforms, candy, children's portraits and school stores. Our corporate office began central management of several significant ancillary programs. This central management has enabled us to obtain more favorable terms from vendors and to encourage more active participation from schools.

     We hire qualified individuals and prefer to promote from within. Employment applicants are reviewed with background checks made to verify accurate employment history and establish understanding of the candidate's background, reputation and character. After hiring, our faculty is reviewed and evaluated annually through a formal evaluation. process All of our principals and directors are eligible for incentive compensation based on the profitability of their schools.

Marketing and Customers

     We generate the majority of new enrollments from our reputation in the community and word-of-mouth recommendations of parents. Further, we group our pre-elementary schools geographically to increase local market awareness and to supply a student population for our elementary and middle schools. Our educational continuum from pre-elementary school through elementary and middle school also helps demonstrate to parents our educational focus. We market our services through yellow page advertising, print ads in local publications, radio, and through distribution of promotional materials in residential areas. Marketing campaigns are conducted throughout the year, primarily at the local level by our school directors and principals. In addition, the various regional offices conduct targeted marketing programs, such as mass mailings and media advertising.

     In our marketing, we strive to differentiate ourselves from our competition through the quality of our programs. We emphasize the features and benefits of our schools, including advanced learning, comprehensive curricula, small class sizes, national accreditation, credentialed teachers, before and after school programs and summer camps. We promote early age introduction of foreign language and technology use, and evaluation progress, including the results of standardized tests, which show that our school age children perform one and one-half to three grade levels above national norms.

Corporate Development - Nobel Learning Communities (NLC) Strategy and Implementation

     Our growth has been primarily through the opening of new schools and making strategic acquisitions of existing schools. We expect this strategy to continue into the immediate future. Before we enter a new market, we devote significant resources to evaluating that market's potential. Evaluation criteria include the number and age of children living in proximity to the site; family income data; incidence of two- wage earner and single parent families; traffic patterns; wage and fixed cost structure; competition; price elasticity; family educational data; local licensing requirements; and real estate costs.

     We consider not just the ability of a new market to sustain a single school, but also our ability to support the successful development of a regional cluster of our schools - a Nobel Learning Community ("NLC") - where pre-elementary schools provide a pipeline of students to our elementary schools and other programs. We believe that development of a NLC is key to our running efficient, geographically concentrated operations. Our goal is for each Nobel school within a NLC to function independently - and also benefit from cross-marketing, cross-referral and brand awareness within the NLC. The combination school structure also allows sharing of resources and costs. Examples include shared athletic facilities, swimming pools, gymnasiums, transportation services, the employment of regional maintenance employees, and the after-hours use of classroom facilities.

     New School Development

     In fiscal 2000, we opened three elementary schools (including one charter school) and five pre-elementary schools and five Paladin Academy schools (four of which were in classrooms in our elementary schools). We also expanded one of our campuses. In fiscal 2001 through September 15, 2001, we have opened four elementary schools (including one charter school) and four pre-elementary schools, and three Paladin Academy schools (two of which were in classrooms in our elementary schools). In the remainder of fiscal 2001 and through the fall of 2001, we plan to open approximately four elementary schools (not including possible charter schools), 11 pre-elementary schools, 12 Paladin Academy schools (six in classrooms in our elementary schools), and two Houston Learning Academy schools).

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

     When we enter a new market, we typically first open pre-elementary schools as a foundation for the NLC. Pre-elementary schools can build enrollments more quickly than elementary school, since most communities do not provide free pre-elementary school. As a NLC matures, our pre-elementary schools can supply a student feeder population to Nobel elementary and middle schools and other programs. Our current models for construction of new elementary school facilities embody this mutual supportive concept. In addition to the elementary grades, our new elementary schools typically include pre-elementary classes and, possibly, Paladin Academy classes. As enrollment increases, pre-elementary and Paladin Academy classes can expand to a new facility. In some cases, we plan at the outset for construction of a second building on the same campus after such growth has been attained. Typically, our new schools are single-story stand alone structures located near residential neighborhoods on acreage appropriate to the nature of the school.

     Acquisitions

     Since 1994, Nobel has acquired 78 schools: 51 pre-elementary schools, 22
elementary schools and five high schools.   We strive to make only acquisitions
which are strategic in nature: to enhance our presence within an existing cluster; to establish a base in a new geographic area with growth potential; or to provide an entry into a new business (e.g., learning challenged students). Key acquisition criteria are reputation, accretion to earnings, geographic location in markets with excellent demographics and growth prospects, ability to integrate into existing NLCs or become the foundation for new NLCs, and quality of personnel.

     Recently, we have used strategic acquisitions to expand our market offerings. These acquisitions not only allow us to enter markets we believe have strong potential, but also present opportunities for profitable synergies with our other educational offerings. In August 1998, we commenced our special education offerings with the acquisition of the Developmental Resource Centers in Southern Florida. With our September 1999 acquisition of the Houston Learning Academy schools, we now offer alternative high schools for children who require a more individualized learning environment. This acquisition also gives us potential to expand into the summer school market. The acquisition of The Activities Club facilitates our entry into the summer program and after school program curriculum-based products for the public, charter, and private school markets. Our equity interest in and strategic alliance with Total Education Solutions expands our special education services to charter and public schools. We expect acquisitions to continue to be a large part of our growth strategy.

     "Nobel On-The-Job"

     We plan to continue to augment our development efforts through the pursuit of corporate sponsored programs and schools, marketed under the name "Nobel On-The-Job." We believe that the curriculum based nature of our programs and the education focus of our company can make us attractive to many corporations that seek to offer their employees high quality pre-elementary school programs. Also, some companies are considering providing elementary grade schools for their employees. Currently, some of our pre-elementary schools are located in corporate parks, or otherwise accessible to corporate locations. To enhance our relationship with the corporate community, we have negotiated corporate discount programs at some of our facilities. Participants include Marriot Corporation, Circuit City, American Express, Weyerhauser, Lucent Technologies and Motorola. In 1999, we competed successfully against two market leaders in corporate-affiliated pre-elementary schools and were awarded a fifteen year contract to operate a pre-elementary school in Herndon, Virginia for the Northwest Federal Credit Union.

Nobel Learning Solutions

     Since October 1999, many of our new business initiatives in educational services have been managed through a separate division - Nobel Learning Solutions. Nobel Learning Solutions currently manages our schools for learning challenged students, alternative high schools, charter schools and tutoring programs.

     Paladin Academy(TM)

     Our Paladin Academy schools serve the needs of learning-challenged and developmentally delayed students. Through these schools, our mission is to improve the learning process and achievement levels of children and adults with dyslexia, attention deficit disorder and other learning difficulties. We offer clinical day schools, tutoring clinics and summer programs, as well as psycho-educational and developmental testing and community outreach programs.

     Paladin Academy day schools offer full day programs serving the special needs of students from kindergarten throughout high school. The goal of Paladin Academy is to enable students to reenter mainstream school programs after two to three years. We offer one-on-one tutorial clinics to our day school students, as supplemental instruction, and to other children, college students and adults who require an educational therapy program.

     As of September 15, 2000, we operated 12 Paladin Academy schools. These include three "stand-alone" private schools in South Florida acquired in our August 1998 purchase of the assets of Development Resource Centers, one additional school acquired in February 2000 also in South Florida, and eight newly opened schools. As a part of our combination school strategy, most of our new Paladin Academy schools are conducted in classrooms of Nobel Learning Communities elementary schools. Paladin Academy schools are now located in Florida, Virginia, North Carolina, Washington, California and Nevada, and a Paladin Academy is scheduled to open in October 2000 in Arizona.

     We believe that NCL clusters will foster the development of the Paladin Academy schools. Existing Nobel schools cluster can refer students requiring special help to Paladin Academy; our marketing efforts can foster name recognition of all services available within the Nobel Learning Community. Also, we can reduce start-up costs and absorbs overhead expense for new Paladin Academy schools by utilizing excess capacity at existing and new elementary schools. Paladin Academy schools can also share beneficial plant and equipment resources, such as soccer fields, basketball courts and the gymnasiums of schools at which they are located, or proximate.

     We plan to expand Paladin Academy schools within Nobel school clusters across the United States. Further, as Paladin Academy develops broader market recognition independent of our private elementary schools, we plan to roll out the program independently across the United States. Our ultimate goal is to become the premier national operator of special education schools.

     Expanding our initiatives in special education, in May 2000, we invested in Total Education Solutions, which provides special education services to charter schools and public schools who, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students).

     Charter Schools

     In July 1999, we began management of our first charter school, The Philadelphia Academy Charter School in Philadelphia, PA, which serves 624 students in Kindergarten through eight grade. Our successful performance under management of that contract resulted in the March 2000 award of two additional contracts to manage new charter schools in Philadelphia (one opened in September 2000 and the other to open in September 2001). Under these management agreements, we provide administrative and development/construction management services to the charter schools pursuant to four or five-year terms, subject to extension. The actual holders of the charters, non-profit entities managed by a board of directors or trustees, fund their own operations, through payments from the School District of Philadelphia. As part of the arrangements with the charter schools, Nobel leases the charter school premises from a third party, and subleases the premises to the non-profit entity.

     Further adding to our charter school operations, in May 2000, we acquired two charter schools in Arizona: the Fletcher Heights Charter Elementary School in Peoria, Arizona and the Desert Heights Elementary School, which opened in Glendale, Arizona in August 2000. In contrast to our Philadelphia charter schools and charters for which we are applying in other states, we hold the charter and own and operate the Arizona charter schools independently, as Arizona law permits the charter funds to be paid directly to a for-profit corporation. Through our strategic alliance with Total Education Solutions, we also provide special education services to 25 additional charter schools.

     We intend to pursue additional charter school opportunities in states with charter laws which allow charter school management arrangements to be economically viable (e.g., attractive charter school reimbursement policies per pupil and management flexibilities). We also consider geographic criteria. We seek highly populated urban markets, particularly those with struggling public schools, and proximity to existing NLC schools. While our private schools are typically located in affluent suburban markets, charter schools can allow us to offer our education programs to more urban locations. We are currently applying to manage five additional charter schools in New York, Pennsylvania, and Illinois.

     We also plan to pursue growth in charter school management by competing for contracts at existing charter schools. These include both charter management contracts which are up for renewal and charters currently being managed by the local not-for-profit administration. We will also consider selective acquisitions of other companies in the charter school management business.

     Since our charter schools operate under a charter granted by a state or school board authority, we would lose the right to operate a school if the charter authority were to revoke the charter. Typically, the charter holder is community group which engages us to manage the school under a management agreement; so the charter authority could base such revocation on actions of the charter holder, which are outside of our control. Also, many state charter school statutes require periodic reauthorization. If state charter school legislation in such states were not reauthorized or were substantially altered, our charter opportunities in the charter school market could be materially adversely affected.

     Houston Learning Academy

     In September 1999, we acquired all the capital stock of Houston Learning Academy (HLA), an operator of five alternative high schools in the Houston metropolitan marketplace. HLA schools offer a half day fully accredited high school program, as well as summer school (to approximately 2,000 students in Summer 2000), tutorials and special education classes to residential hospitals. HLA schools' programs feature very small class sizes and individualized attention. Many students who attend HLA desire to engage in other activities in the afternoons or are attracted to the flexibility of the schools' curriculum. We plan to grow the HLA concept by leveraging our existing school model and accreditation to other Texas metropolitan areas (Dallas, San Antonio), followed by introduction into existing and future Nobel markets. We believe HLA and Paladin Academy schools will have significant marketing and other synergies.
For example, since HLA programs run primarily in the morning, we can use the same facilities to conduct Paladin Academy programs in the afternoons.

Nobel Education Solutions

     We are building our Educational Services division, Nobel Education Solutions, on the platform established by our December 1999 acquisition of The Activities Club. The Activities Club provides before-and-after-school programs, summer camps, and theme-based programs to public schools, private schools, and corporations. We plan to introduce NES programs throughout our existing and planned NLCs to further leverage our existing customer relationships, brand equity and infrastructure. We also plan to market NES programs to public schools and other alternative schools.

Industry and Competition

     Annual spending for education and training is estimated to exceed $740 billion annually in the United States or approximately 10% of gross domestic product. Estimates of spending on education for preprimary grades (pre-elementary schools and child care) are $34 billion while estimates of spending for kindergarten through twelfth grade ("K-12") are $358 billion. Spending is projected to continue to grow through a combination of increasing per pupil expenditures and increasing school enrollments.

     It is estimated there are over 100,000 schools in the $34 billion pre-elementary school/child care segment, of which $11.5 billion is spent in the for-profit segment. Likewise, it is estimated there are 85,000 schools in the $358 billion K - 12 segment, of which $18.5 billion is spent in the for-profit segment.

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

     The market for learning challenged schools (part of the over-all K - 12 market) is very fragmented and is estimated to be $9.6 billion and servicing approximately 8 million children. The market for tutorial and diagnostic services is estimated to be $12 to $18 billion, with Sylvan Learning Centers and Huntington Learning Centers being the principal competitors. Corporate sponsored schools, which are currently almost entirely pre-elementary schools, with 8,300 workplace childcare centers, is estimated to be a $2 billion market, and has grown at 20% to 25% per year since 1992. The largest competitor is Bright Horizons, with annual revenue of approximately $250 million. We believe that these markets have significant potential, and we intend to actively pursue growth in these markets; although our efforts may not be successful.

     Between 1985 and 1995, it is estimated that the public school K - 8 grade enrollment increased 19.8% from 27.03 million students to 32.38 million students while the private school K - 8 grade enrollments increased 5.6% from 4.19 million students to 4.43 million students over the same time period. The U.S. Department of Education projects public school and private school K - 8 enrollment growth between 1996 and 2006 to slow to 2%, a 700,000 enrollment increase in public schools and a 100,000 enrollment increase in private schools, respectively. While this increase may not seem large, there is significant concern that the nation's already overcrowded schools are ill-prepared to handle the growth. It is estimated that in excess of 4,000 new K - 8 schools must be built to relieve current overcrowding and handle the growth. Also, this growth will vary significantly in different regions of the United States. States such as California, Florida, Washington and Oregon are projected to experience high growth. These states are targeted in our expansion plans.

     Education is a politically "hot issue," both nationally and locally. The broad public debate has shifted from whether our existing K - 12 system has failed in terms of performance to which reform movements promise the best and quickest improvements.

     Taxpayers have experienced high costs in education expenditures without positive results. According to a 1995 Gallup poll, 71% of Americans give the nation's schools a grade of C, D or F generally and 54% give their own schools a low grade as well. Quality is low; yet, the average annual cost of educating a Kindergarten through 12/th/ grade student in the United States has risen to over $6,000 in 1995. Dismal student achievement, a growing minority gap in school completion rates and student misbehavior causing unsafe school environments are three commonly mentioned quality measurements that are lacking. Also, corporate America has become increasingly frustrated by insufficiently prepared students produced by the nation's public school systems.

     Education reform movements in the United States are posing alternatives to the public schools. These include charter schools, private management of public schools, vouchers, home schooling and private schools. Our strategy is to provide parents a quality alternative through Nobel's privately owned and operated schools utilizing a proven curriculum in a safe and challenging environment.

     To attract school age children, we compete with other for-profit private schools, with non-profit schools and, in a sense, with public school systems.
We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The only for-profit competitor that integrates elementary and pre-elementary schools of which Nobel is aware which currently competes beyond a regional level is Children's World, a subsidiary of Aramark Corporation. We believe that the structure of the large for-profit child care companies may make it difficult for them to implement and develop programs which are based upon measured outcomes, accreditation, curriculum-intensive goals, which would require significant cultural changes and capital investment.

     The pre-elementary school/child care market is a $34 billion highly fragmented industry, with diverse competition from both public and private sectors. Approximately eight million children are enrolled in 90,000 centers/schools, of which less than nine percent are managed by for-profit chains. Revenues of the 45 largest child care/pre-elementary school providers represent approximately five percent of total segment revenues. Also seeking enrollments of pre-school age children are in-home individual child care providers and corporations that provide child care for their employees.

     Only one out of seven early care/education programs is rated good or excellent by the Carnegie Corporation report; four out of five programs fail quality standards. We believe that persons in our target market - parents seeking curriculum-based learning programs for their children - seek services beyond those provided by child care providers without curriculum based learning. We believe these parents desire to give their child the best educational advantage available, since, as educators have found, the learning process should start earlier, preferably somewhere between the ages of two and three. We offer a national curriculum based program with excellent standards.

     The demand for quality pre-elementary schools is increasing. More than 60% of married mothers with children under six years of spend their days in the workplace. Both single parents and dual income families are on the rise. From 1980 to 1990, the percentage of dual income families rose from 50% to 60%. From 1970 to 1997, the percentage of women who worked full time increased 39% to 57%. Combined, approximately 80% of U.S. families are either dual income or single parent households.

     While price is an important factor in competition in both the school age and pre-elementary school markets, we believe that other competitive factors also are important, including: professionally developed educational programs, well equipped facilities, trained teachers and a broad range of ancillary services, including transportation and infant care. Particularly in the pre-elementary school market, many of these services are not offered by many of our competitors.

     Charter schools, voucher programs, and home schooling are growing rapidly in the United States, largely in response to acknowledged shortcomings in the traditional public school system. Charter schools are now legal in 37 states, the District of Columbia, and Puerto Rico. Charter schools receive public funds (to be used to fund all expenses, excluding the purchase of real estate) on a per student basis. Charter schools, however, are not bound by most regulations governing public schools. Initially viewed as an experiment when the first charter school opened in 1992, 1,700 charter schools presently serve 350,000 students nationwide. Moreover, greater than two-thirds of these schools have enrollment waiting lists. The United States will have 2,000 charter schools by the end of 2000, a number that is expected to grow to 6,000 schools by 2010. Currently, for-profit companies manage only about 10% of the charter schools in the United States. This number is expected to triple over the next five years as the benefits of professional management are validated and established charter school management companies, such as us, enter the market. Major competitors in charter school management include Edison Schools, Inc., Advantage Schools, Beacon Education Management, Charter Schools USA, The Leona Group, National Heritage Academy and SABIS Educational Systems. Other private school operators and post-secondary education providers could possibly enter the charter school market.

Regulation

     Schools and pre-elementary schools are subject to a variety of state and local regulations and licensing requirements. These regulations and licensing requirements vary greatly from jurisdiction to jurisdiction. Governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards and the qualifications of our personnel.

     Our charter schools are subject to substantial additional federal and state regulation since they are funded by public monies. Under our charter school management agreements, the charter entity is ultimately responsible for compliance with these regulations; we are responsible for such compliance in our Arizona charter schools. Significant among federal laws is the Individuals with Disabilities in Education Act. This act requires that students with qualified disabilities receive an appropriate education through special education and related services provided in a manner reasonably calculated to enable the child to receive educational benefit in the least restrictive environment. The charter school's obligation to provide these potentially extensive services, and the attendant financial exposure, varies depending on state law. Other laws applicable to our charter schools include the Family Educational Rights and Privacy Act (which protects the privacy of a student's educational record), the Gun-Free Schools Act (which requires us to effect certain policies, assurances and reports at our charter schools regarding the discipline of students who bring weapons to our schools) and various civil rights laws.

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

Service Marks

     We have registered various service marks, including Chesterbrook Academy(R) and Merryhill Country School(R) in the United States Patent and Trademark Office. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Seasonality

     Our elementary and middle schools historically have lower operating revenues in the summer due to lower summer enrollments. Summer revenues of pre-elementary schools tend to remain more stable or, in some cases, increase. We continue to seek to improve summer results through camps and other programs.

Employees

     On September 15, 2000, we employed approximately 4,700 persons, approximately 1,700 of whom were employed on a part-time or seasonal basis. We believe that our relationship with our employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers are as follows:

     Name                Age  Position
------------------------------------------------------------------------

     A. J. Clegg         61   Chairman of the Board of Directors and
                              Chief
                              Executive Officer; Director
     Daryl A. Dixon      40   President and Chief Operating Officer
     John R. Frock       57   Executive Vice President - Corporate
                              Development; Assistant Secretary; Director
     William E. Bailey   41   Vice President and Chief Financial Officer
     B. Robin Eglin      44   President - Nobel Learning Solutions


     The following description contains certain information concerning the foregoing persons:

A.J. Clegg. Mr. Clegg was named Chairman of the Board and Chief Executive Officer of Nobel on May 29, 1992. Since 1996, Mr. Clegg has also served as a member of the Board of Trustees of Drexel University. From June 1990 to December 1997 (but involving immaterial amounts of time between 1994 and 1997), Mr. Clegg also served as the Chairman and CEO of JBS Investment Banking, Ltd., which provided investment management and consulting services to businesses, including Nobel. In 1979, he formed Empery Corporation, an operator of businesses in the cable television and printing industries, and held the offices of Chairman, President and CEO during his tenure (1979-1993). In addition, Mr. Clegg served as Chairman and CEO of TVC, Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-1993), a manufacturer of electronic senswitches. Mr. Clegg has also served on the board of directors of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991. In August 2000, Mr. Clegg was recognized as "Education Entrepreneur of the Year" by the Association of Education Practitioners and Providers.

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

B. Robin Eglin. Mr. Eglin joined Nobel in April 1995, and currently serves as President of Nobel Learning Solutions. Previously, he served as Nobel's Vice President - Real Estate Development and Executive Vice President - Real Estate Development. Mr. Eglin was formerly an executive of Carefree Learning Centers, Inc. and Keystone Real Estate Development Company, Inc., wholly-owned for-profit subsidiaries of Pennsylvania Blue Shield, where he was in charge of all real estate, finance and operating activities. Mr. Eglin joined Carefree in 1989. Prior to joining Blue Shield, Mr. Eglin held a management position with the Company.

Item 2.  Properties.

     At September 15, 2000, we operated 162 schools on 11 owned and 133 leased properties in 15 states. Our schools are geographically distributed as follows:
34 in California, 21 in North Carolina, 23 in Pennsylvania, 19 in Virginia, 12 in New Jersey, 17 in Florida, nine in Illinois, seven in Texas, six in Nevada, six in Washington, two in South Carolina, two in Oregon, two in Arizona, one in Georgia, and one in Maryland. Our schools generally are located in suburban settings.

     The land and buildings which we own are subject to mortgages on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

     From time to time, we purchase undeveloped land for future development; however, at June 30, 2000, we did not hold any such properties. We also own the land and building of three properties in Florida and Maine at which we formerly operated day care centers; two of these properties are leased to third parties.

     We lease 14,022 square feet of space for our corporate offices in Media, Pennsylvania.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     Our common stock trades on The Nasdaq Stock Market under the symbol NCLI. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market/(R)/ (on which our common stock trades) and the Nasdaq SmallCap Market/(SM)/. The Nasdaq Stock market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

     The table below sets forth the quarterly high and low sales prices for our common stock as reported by Nasdaq for each quarter during the period from July 1, 1998 through June 30, 2000 and for the first quarter to date in Fiscal 2001.

                                                         High       Low

     Fiscal 1999 (July 1, 1998 to June 30, 1999)
     First Quarter................................       9 3/4      5 7/8
     Second Quarter...............................       7 7/8     5 1/32
     Third Quarter................................       6 1/4      4 1/4
     Fourth Quarter...............................      6 1/16      4 1/2

     Fiscal 2000 (July 1, 1999 to June 30, 2000)

     First Quarter................................       6 1/8      4 1/4
     Second Quarter...............................           9      5 1/8
     Third Quarter................................      9 5/16      6 1/2
     Fourth Quarter...............................      8 3/16    5 15/16

     Fiscal 2001

     First Quarter (as of September 20, 2000).....          10      7 3/4

Holders

     At September 20, 2000, there were approximately 368 holders of record of shares of common stock.

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

Item 6.  Selected Financial Data

               Nobel Learning Communities, Inc. and Subsidiaries


                                                  For the years ended June 30, Six months ended  For the years ended December 31,
                                                  ---------------------------                    --------------------------------
Operating Data                                         2000            1999     June 30, 1998        1997      1996        1995
---------------------------------------------------------------------------------------------------------------------------------
Revenue                                            $127,407       $ 109,762        $ 48,995       $80,980   $58,909     $44,154
School operating expenses                           109,374          95,957          42,142        69,858    48,871      35,762
---------------------------------------------------------------------------------------------------------------------------------
School operating profit                              18,033          13,805           6,853        11,122    10,038       8,392
-------------------------------------------------------------------------------------------------------------------------------
New school development                                  704             518             501           400       207         146
General and administrative expenses                   9,742           7,717           3,391         5,973     4,190       3,396
Restructuring expense                                     -               -               -         2,960         -           -
Litigation expense                                        -               -               -             -         -         500
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                      7,587           5,570           2,961         1,789     5,641       4,350
Interest expense                                      3,373           2,998           1,044         2,047     2,004       1,840
Other (income) expense                                 (145)           (248)           (102)         (158)     (482)       (126)
Minority interest                                        88              74              35            86        94          86
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     4,271           2,746           1,984          (186)    4,025       2,550
Income tax (benefit) expense                          1,793           1,153             833           250     1,562      (1,356)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item           2,478           1,593           1,151          (436)    2,463       3,906
Extraordinary item                                        -               -               -           449         -          62
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     2,478           1,593           1,151          (885)    2,463       3,844
Preferred dividends                                      82              83              51           102       109         184
-------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders        $  2,396       $   1,510        $  1,100       $  (987)  $ 2,354     $ 3,660
===============================================================================================================================

EBITDA
(earnings before interest, taxes,
depreciation and amortization expense)             $ 13,943       $  11,123        $  5,243       $ 4,803   $ 8,313     $ 6,020
Basic earnings per share
Net income (loss) before extraordinary item           $0.40       $    0.25        $   0.18       $ (0.09)  $  0.42     $  0.79
Extraordinary item                                        -               -               -         (0.07)        -       (0.01)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $   0.40       $    0.25        $   0.18       $ (0.16)  $   0.42     $  0.78
===============================================================================================================================

Dilutive earnings per share
Net income (loss) before extraordinary item        $   0.33       $    0.22        $   0.15       $ (0.09)  $  0.34     $  0.64
Extraordinary item                                        -               -               -         (0.07)        -       (0.01)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $   0.33       $    0.22        $   0.15       $ (0.16)  $  0.34     $  0.63
===============================================================================================================================

Balance Sheet Data:
Working capital deficit                            $(16,380)       ($12,087)       $(10,221)      $(7,946)  $(1,351)    $  (831)
Cost in excess of net assets acquired                49,794          45,725          41,753        37,439    25,601      17,274
Total assets                                         97,491          81,025          75,020        74,398    56,833      44,937
Short-term debt and current portion
of long-term debt                                     6,230           2,209           2,031         2,793     3,448       1,371
Long-term debt                                       36,152          29,147          26,477        28,470    14,226      20,272
Stockholders' equity                                 36,558          34,145          32,736        31,636    32,323      16,121

Item 7.  Management's Discussion and Analysis
of Financial Condition and Results of Operations


Results of Operations

Fiscal Year ended June 30, 2000 ("2000") compared to the twelve months ended June 30, 1999 ("1999").

The Company's fiscal year ends on June 30. The fiscal year ended June 30, 2000 was a 53 week year and the fiscal year ended June 30, 1999 was a 52 week year.

During 2000, the Company acquired the assets or stock of companies owning 14 schools. These acquisitions include: six specialty high schools in Houston, Texas, four preschools in Illinois, New Jersey, Texas and Georgia, one elementary school in New Jersey, two charter schools in Arizona and one special education school in Florida. In addition, the Company opened eleven new schools, of which five were preschools, two were elementary schools, three were specialty schools, and one charter school. The Company also closed 12 schools, nine of which related to the Indianapolis divestiture.

Following is a chart that breaks down revenues, school operating profit and school operating profit margins for 2000 and 1999 into three categories:

                        Twelve months         % of   Twelve months     % of   2000-1999
                        June 30, 2000      revenue   June 30, 1999  revenue Variance ($)
----------------------------------------------------------------------------------------
Baseline Schools (1)
Revenues                     $111,200        100.0        $ 92,967    100.0     $18,233
Operating profit             $ 18,490         16.6        $ 15,467     16.6     $ 3,023
----------------------------------------------------------------------------------------
Schools Acquired
Within the Year (2)
Revenue                         3,792        100.0           1,743    100.0       2,049
Operating profit                  461         12.2             650     37.3        (189)
----------------------------------------------------------------------------------------
New School
Development (3)
Revenues                       12,415        100.0          15,052    100.0      (2,637)
Operating profit (Loss)         1,026          8.3            (478)    (3.2)      1,504
----------------------------------------------------------------------------------------
Total Revenues               $127,407        100.0        $109,762    100.0     $17,645
========================================================================================
School operating profit
before amortization
of goodwill                    19,977         15.7          15,639     14.2       4,338
Less amortization
of goodwill                     1,944          1.5           1,834      1.7         110
----------------------------------------------------------------------------------------
School operating profit      $ 18,033         14.2        $ 13,805     12.6     $ 4,228
========================================================================================

(1) Baseline Schools is defined as all schools, except schools included for the year in Schools Acquired Within the Year or New School Development (see footnotes (2) and (3)). (Schools that were acquired in 1999 are included in "Baseline Schools" for 2000 results and "Schools Acquired Within the Year" for 1999 results. Schools that were opened in the twelve months ended June 30, 1998 are included in "Baseline Schools" for 2000 results and "New Development" for 1999 results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired during the 12 months ended June 30, 1999 for 1999 results and (ii) schools acquired during the 12 months ended June 30, 2000 for 2000 results.

(3) New School Development is defined as schools that have not been opened for two full fiscal years (i.e., schools opened between July 1, 1997 to June 30, 1999 for 1999 and (ii) schools opened between July 1, 1998 to June 30, 2000 for 2000 results).

In 2000, the Company's total revenues increased $17,645,000 or 16.1% as compared to 1999. After adjusting 2000 to a comparable 52-week basis, revenues would have increased approximately $15,845,000 or 14.2%. School operating profits (after goodwill) increased $4,228,000 as compared to 1999. School operating profit margins increased from 12.6% in 1999 to 14.2% in 2000.

Revenues in the Baseline Schools increased $18,233,000 or 19.6% from 1999 to 2000. The increase is a result of the combination of several factors: (1) an increase in revenues of $2,423,000 related to acquisitions completed in the 1999, (2) a $12,615,000 increase related to new schools opened during the twelve months ended June 1998, (3) an increase of revenues of $7,304,000 in all other schools due to annual tuition increases and additional enrollments, and (4) these increases were offset by a decrease of $4,109,000 related to closed or sold schools. Operating profit of the Baseline Schools increased $3,023,000 as a result of (1) a $401,000 increase in operating profit related to the schools acquired in the 1999, (2) a $661,000 increase related to new schools opened during the twelve months ended June 1998, (3) a $1,693,000 increase related to all other schools due to control of personnel cost and additional enrollments, and (4) a $268,000 increase as a result of the elimination of 12 closed or sold schools.

The Company acquired 14 schools during 2000 which contributed total revenues of $3,792,000 and school operating profits of $461,000. The Company acquired four schools during 1999 which in such period contributed revenues of $1,743,000 and operating profit of $650,000. Operating profit margin before goodwill of the schools acquired in 2000 was 12.2% or 25.1% below the schools included in 1999. The decrease in the operating profit margin for the schools acquired in 2000 are due to the type and timing of the schools acquired. The schools acquired in 2000 consist of various types of schools and were acquired throughout the year as compared to the schools acquired in 1999 which consist of an acquisition of three specialty learning schools in August 1998 which operates with substantially higher margins and one preschool acquired in May 1999.

In 2000, revenues related to new schools opened during the period between July 1, 1998 to June 30, 2000 totaled $12,415,000 or a decrease of $2,637,000 compared to the schools opened during the period between July 1, 1997 to June 30, 1999. During 2000, the Company opened eleven schools, five preschools, two elementary schools, three specialty schools, one charter school, and during the 12 months ended June 30, 1999, the Company opened six schools, three of which were elementary schools. Operating income totaled $1,026,000 in 2000 compared to operating losses of $478,000 in 1999. The $1,504,000 increase in operating profit is a result of the mix in the type of schools opened and the timing and number of school openings.

New school development costs increased $186,000 in 2000 primarily because of the increase in the number of schools opened. During 2000, the Company opened eleven schools as compared to six schools in 1999. New school development costs include personnel, marketing and supplies.

General and administrative expenses increased $2,025,000 or 26.2% to $9,742,000 in 2000. As a percentage of revenue, general and administrative expenses increased from 7.0% of revenues in 1999 to 7.6% of revenues in 2000. The increase is attributable to the increase in the Company's infrastructure to support its specialty school and charter school growth initiatives. During 2000, the Company opened or acquired 10 specialty schools and 3 charter schools. Management is continuing to build the infrastructure needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percentage of revenues.

As a result of the factors mentioned above, operating income increased $2,017,000 to $7,587,000 for 2000 as compared to 1999. Operating income as a percentage of revenue increased from 5.1% in 1999 to 5.9% in 2000.

EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $13,943,000 for 2000 which was $2,820,000 above 1999. As a percentage of revenue, EBITDA for 2000 equaled 10.9% versus 10.1% in 1999. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

Interest expense increased by $375,000 or 12.5% for 2000 as compared to 1999. The increase in interest expense is a result of increased borrowings under the Company's senior debt facility in connection with Company's acquisitions and an increase in interest rates on the Company's floating rate senior debt.

The provision for income taxes of $1,793,000 for 2000 was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible goodwill incurred with acquisitions for stock and state income taxes. For acquisitions of stock of a company, purchase accounting applies for accounting purposes; but, for tax purposes, the Company inherits the historic basis of the purchased company in its assets, without any goodwill.

Fiscal Year ended June 30, 1999 ("1999") compared to the twelve months ended June 30, 1998 ("1998 period")

On December 19, 1997, the Company changed its fiscal year end to the last Friday in June closest to June 30. To facilitate a discussion of the Company's operating performance for1999, the corresponding period for the twelve months ended June 30,1998 is presented.

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

                        Twelve months          % of  Twelve months        % of      1999-1998
                        June 30, 1999       revenue  June 30, 1998     revenue   Variance ($)
---------------------------------------------------------------------------------------------
Baseline Schools (1)
Revenues                     $ 92,967         100.0        $75,895       100.0        $17,072
Operating profit             $ 15,467          16.6        $12,739        16.8        $ 2,728
---------------------------------------------------------------------------------------------
Schools Acquired
Within the Year (2)
Revenue                         1,743         100.0          4,127       100.0         (2,384)
Operating profit                  650          37.3            565        13.7             84
---------------------------------------------------------------------------------------------
New School
Development (3)
Revenues                       15,052         100.0         10,288       100.0          4,764
Operating profit (Loss)          (478)         (3.2)          (744)       (7.2)           267
---------------------------------------------------------------------------------------------
Total Revenues               $109,762         100.0        $90,310       100.0        $19,452
=============================================================================================
School operating profit
before amortization
of goodwill                    15,639          14.2         12,560        13.9          3,079
Less amortization
of goodwill                     1,834           1.7          1,370         1.5            464
---------------------------------------------------------------------------------------------
School operating profit      $ 13,805          12.6        $11,190        12.4        $ 2,615

(1) Baseline Schools is defined as all schools, except schools included in Schools Acquired Within the Year or New School Development (see footnotes
     (2) and (3). (Schools which were acquired in the 1998 period are included in "Baseline Schools" for 1999 results and "Schools Acquired Within the Year" for 1998 results. Schools which opened during the twelve months ended June 30, 1996 are included in "Baseline Schools" for 1999 results and "New Development" for 1998 period results.)

(2) Schools Acquired Within the Year is defined as (i) schools acquired during the 12 months ended June 30, 1998 for the 1998 period results and (ii) schools acquired during the 12 months ended June 30, 1999 for 1999 results.

(3) New School Development is defined as schools which have not been opened for two full fiscal years (i.e., schools opened between July 1, 1996 to June 30, 1998 for 1998 period results and (ii) schools opened between July 1, 1997 to June 30, 1999 for 1999 period results).

Revenues in the Baseline Schools increased $17,072,000 or 22.5% from the 1998 period to 1999. The increase is a result of the combination of several factors:
(1) an increase in revenues of $10,030,000 related to acquisitions completed in the 1998 period, (2) a $5,085,000 increase related to new schools opened during the twelve months ended June 30, 1996, and (3) an increase of revenues of $1,957,000 in all other schools due to increased tuitions and enrollments. Operating profit of the Baseline Schools increased $2,728,000 as a result of (1) a $492,000 increase in operating profit related to the schools acquired in the 1998 period, (2) a $486,000 increase related to new schools opened during the twelve months ended June 30, 1996, and (3) a $1,750,000 increase related to all other schools.

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

Overall, in 1999 the Company's total revenues increased $19,452,000 or 21.5% and school operating profits (after goodwill) increased $2,615,000 as compared to 1998 period. School operating profit margins increased from 12.4% in the 1998 period to 12.6% in 1999.

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

General and administrative expenses increased $1,170,000 or 17.9% to $7,717,000 in 1999. The increase is attributable to the increase in the Company's infrastructure to support its revenue growth. In February 1999, the Company added a President/Chief Operating Officer. As a percentage of revenue, general and administrative expenses decreased from 7.2% of revenues in the 1998 period to 7.0% of revenues in 1999. Management is continuing to build the infrastructure needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percentage of revenues .

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

EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $11,123,000 for 1999 which was $6,910,000 above the 1998 period. EBITDA for the 1998 period, adjusted to exclude restructuring expense and extraordinary loss was $7,625,000. EBITDA for 1999 was $3,501,000 above the adjusted EBITDA for the 1998 period. As a percentage of revenue, EBITDA for 1999 equaled 10.1% versus 8.4% for the adjusted EBITDA in the 1998 period. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

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

In order for the Company to continue its acquisition strategy and development of new education business, the Company will continue to seek additional funds
through debt or equity financing.   The Company identifies growth markets
through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school.

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

At June 30, 2000, $7,840,000 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $7,174,000 was outstanding under the Acquisition Credit Facility and $9,750,000 was outstanding under the Term Loan.

In July 1998, the Company issued a $10.0 million senior subordinated note to Allied Capital Corporation ("Note"). The net proceeds were used to reduce the Company's outstanding balance of the Company's senior bank debt. The Note bears interest at 10% and matures in two installments of principal, $5.0 million in 2004 and $5.0 million in 2005. Payments on the note are subordinated to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock, which warrants currently have an exercise price of $7.00 per share. The Company recorded a debt discount and allocated $900,000 of the proceeds of the transaction to the value of the warrants. This debt discount is being amortized to interest expense over the term of the Note.

In December 1998, the Board of Directors authorized the repurchase of $1,000,000 of the Company's common stock. During 1999, 193,700 shares were repurchased for $1,000,000.

Total cash and cash equivalents increased $2,158,000 from $1,640,000 at June 30, 1999 to $3,798,000 at June 30, 2000. The net increase was due primarily to
(1) cash flow from operations of $10,170,000, (2) net borrowings of long term debt and subordinated debt of $7,789,000 and (3) proceeds from the sale of property totaling $2,449,000. These increases were offset by (1) cash used for acquisitions totaling $6,669,000 and (2) capital expenditures totaling $13,408,000.

The working capital deficit increased $4,293,000 from $12,087,000 at June 30, 1999 to $16,380,000 at June 30, 2000. The increase is primarily the result of the increase in current portion of long term debt.

Capital Expenditures

The Company is continuously maintaining and upgrading the property and equipment of each school. During 2000, the Company spent approximately $13,408,000 on capital expenditures, which included $8,947,000 for new school development and $4,461,000 on upgrading existing facilities. During 1999, the Company spent approximately $9,669,000 on capital expenditures, which included $7,330,000 for new school development and $2,339,000 on upgrading existing facilities.

During 2000, the Company received $1,899,000 from sale and leaseback transactions of new schools and $550,000 for the sale of under performing schools. During 1999, the Company received $3,485,000 from sale and leaseback transactions of new schools and $648,000 from the sale of closed schools. In addition, the Company expects to receive an additional $5,200,000 in fiscal year 2001 from sale and leaseback transactions.

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new standard becomes effective for the Company's fiscal year 2002. The Company does not believe the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SAB 101 becomes effective for the fourth quarter of Company's fiscal year 2001, however, early implementation is acceptable. The Company does not believe the adoption of SAB No. 101 will have a material impact on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.

     Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company's independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-15 below.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents filed as a part of this Report:

                                                                            Page
                                                                            ----
     (1) Financial Statements.

         Report of Independent Accountants................................   F-1
         Consolidated Balance Sheets......................................   F-2
         Consolidated Statements of Income................................   F-3
         Consolidated Statements of Stockholders' Equity..................   F-4
         Consolidated Statements of Cash Flows............................   F-5
         Supplemental Schedules for Consolidated Statements of Cash Flow..   F-6
         Notes to Consolidated Financial Statements.......................   F-7

     (2) Financial Statement Schedules.

         Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

     (b) Reports on Form 8-K.

     On May 30, 2000, the Company filed a Current Report on Form 8-K to report the adoption on May 16, 2000 of a stockholders rights plan which contemplates the issuance of preferred stock purchase rights to the Company's common stockholders and preferred stockholders of record as of June 1, 2000, as set forth in the Rights Agreement between the Company and Stocktrans, Inc., as Rights Agent, filed as an exhibit to such filing.

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

3.4 Registrant's Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit B to
          Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, dated May 30, 2000 and incorporated herein by reference.)

3.5 Registrant's Amended and Restated By-laws. (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

4.1 Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.) (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.2 First Amendment, dated December 17, 1999, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

4.3 Second Amendment, dated May 24, 2000, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender.

4.4 Working Capital Facility Note A dated as of March 9, 1999 in the principal sum of $7,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.5 Working Capital Facility Note B dated as of March 9, 1999 in the principal sum of $3,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.6 Acquisition Credit Facility Note dated as of March 9, 1999 in the principal sum of $15,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.7 Term Note A dated as of March 9, 1999 in the principal sum of $10,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.8 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit
          4.11 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

4.9 Senior Subordinated Note dated as of June 30, 1998 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation. (Filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

          The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant's total assets. The Registrant agrees to furnish a copy of each of such instruments to the Securities and Exchange Commission upon request.

10.1 Rights Agreement, dated as of May 16, 2000, between Registrant and Stocktrans, Inc., as Rights Agent, which includes, as Exhibit B, thereto the Form of Rights Certificate. (Filed as Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, dated May 30, 2000 and incorporated herein by reference.)

10.2 1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987 (the "Form S-1") and incorporated herein by reference.)

10.3      1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as
          Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1988 and incorporated herein by reference.)

10.4      1995 Stock Incentive Plan of the Registrant, as amended. (Filed as
          Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.5 Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.6 Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan.

10.7 Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 14, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.8 Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.9 Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.10 Series 1 Warrants for shares of Common Stock issued to Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(ad) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.11 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.12 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.13 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.) (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.14 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,172.25 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 10.14 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:


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

10.15 Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as
          Exhibit 10.13 to the Registrant's Annual Report on

          Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.16 First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.17 Nobel Learning Communities, Inc. Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

10.18 Nobel Learning Communities, Inc. Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000. (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

10.19 Employment Agreement dated January 25, 1999 between the Registrant and Daryl Dixon. (Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

10.20 Employment Agreement dated August 9, 1999 between the Registrant and Lynn Fontana. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

10.21 First Amendment dated February 3, 2000 of Employment Agreement dated as of August 9, 1999 between Registrant and Lynn Fontana. (Filed as
          Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

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

10.24 Special Incentive Agreement dated as of November 20, 1999 between A.J. Clegg and the Registrant.

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

Date: September 28, 2000         NOBEL LEARNING COMMUNITIES, INC.


                                 By: /s/ A. J. Clegg
                                    ----------------------------------
                                    A. J. Clegg
                                    Chairman of the Board
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Position                        Date


 /s/ A. J. Clegg             Chairman of the Board,          September 28, 2000
-------------------------
A. J. Clegg                  Chief Executive Officer and
                             Director

 /s/ William Bailey          Executive Vice President and    September 28, 2000
-------------------------
William Bailey               Chief Financial Officer
                             (Principal Financial
                             and Accounting Officer)


 /s/ Edward H. Chambers      Director                        September 28, 2000
-------------------------
Edward H. Chambers


 /s/ John R. Frock           Executive Vice President        September 28, 2000
-------------------------
John R. Frock                and Director


 /s/ Peter H. Havens         Director                        September 28, 2000
-------------------------
Peter H. Havens

_________________________    Director                        September 28, 2000
Pamela S. Lewis


 /s/ Eugene G. Monaco        Director                        September 28, 2000
-------------------------
Eugene G. Monaco


 /s/ William L. Walton       Director                        September 28, 2000
-------------------------
William L. Walton


 /s/ Robert Zobel            Director                        September 28, 2000
-------------------------
Robert Zobel

Report of Independent Accountants



To the Stockholders and
the Board of Directors of
Nobel Learning Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 and 1999, the six months ended June 30, 1998 and the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 15, 2000

               Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

                                                                                             June 30, 2000      June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                         $  3,798           $  1,640
Accounts receivable, less allowance for doubtful
accounts of $288 in 2000 and $177 in 1999                                                            1,619              1,689
Prepaid rent                                                                                         1,591                859
Prepaid insurance and other                                                                            772                844
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                                        7,780              5,032
-----------------------------------------------------------------------------------------------------------------------------
Property and equipment, at cost                                                                     52,780             37,024
Accumulated depreciation                                                                           (16,304)           (12,324)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    36,476             24,700
Property and equipment held for sale                                                                   690              1,202
Cost in excess of net assets acquired                                                               49,794             45,725
Deposits and other assets                                                                            2,742              3,347
Deferred taxes                                                                                           9              1,019
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                      $ 97,491           $ 81,025
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Current portion of long-term obligations                                                          $  6,230           $  2,209
Cash overdraft liability                                                                             3,768              1,792
Accounts payable and other current liabilities                                                       8,994              8,236
Unearned income                                                                                      5,168              4,882
-----------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                                  24,160             17,119
-----------------------------------------------------------------------------------------------------------------------------
Long-term obligations                                                                               23,260             15,316
Long-term subordinated debt                                                                         12,892             13,831
Capital lease obligations                                                                                -                 73
Deferred gain on sale/leaseback                                                                         20                 27
Minority interest in consolidated subsidiary                                                           601                514
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                 $ 60,933           $ 46,880
-----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 9 and 15)
Stockholders' Equity:

  Preferred stock, $0.001 par value; 10,000,000 shares
   authorized, issued and outstanding 4,587,524 in
  2000 and 4,593,542 in 1999. $5,524 aggregate liquidation
  preference in 2000 and $5,530 in 1999                                                                  5                  5
  Common stock, $0.001 par value; 20,000,000 shares
  authorized and issued 6,126,168 in 2000 and
  6,121,365 in 1999.                                                                                     6                  6
Treasury stock, cost; 230,510 shares in 2000 and 1999                                               (1,375)            (1,375)
Additional paid-in capital                                                                          39,256             39,239
Accumulated deficit                                                                                 (1,334)            (3,730)
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                          36,558             34,145
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                        $ 97,491           $ 81,025
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars in thousands except per share data)

                                            For the year ended    For the year ended     For the six months     For the year ended
                                                 June 30, 2000         June 30, 1999    ended June 30, 1998      December 31, 1997
Revenues                                             $ 127,407             $ 109,762              $  48,995              $  80,980
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Personnel costs                                    60,541                53,203                 23,368                 38,557
     School operating costs                             19,514                16,266                  7,023                 11,932
     Insurance, taxes, rent and other                   23,493                21,479                  9,661                 16,131
     Depreciation and amortization                       5,826                 5,009                  2,090                  3,238
-----------------------------------------------------------------------------------------------------------------------------------
                                                       109,374                95,957                 42,142                 69,858
-----------------------------------------------------------------------------------------------------------------------------------
School operating profit                                 18,033                13,805                  6,853                 11,122
-----------------------------------------------------------------------------------------------------------------------------------
New school development                                     704                   518                    501                    400
General and administrative expenses                      9,742                 7,717                  3,391                  5,973
Restructuring expense                                        -                     -                      -                  2,960
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                         7,587                 5,570                  2,961                  1,789
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense                                         3,373                 2,998                  1,044                  2,047
Other (income) expense                                    (145)                 (248)                  (102)                  (158)
Minority interest in income of
     consolidated subsidiary                                88                    74                     35                     86
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        4,271                 2,746                  1,984                   (186)
Income tax expense                                       1,793                 1,153                    833                    250
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before extraordinary item          $   2,478             $   1,593              $   1,151              $    (436)
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment
     of debt, (net of income tax benefit of $330)            -                     -                      -                    449
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        2,478                 1,593                  1,151                   (885)
Preferred stock dividends                                   82                    83                     51                    102
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders   $   2,396             $   1,510              $   1,100              $    (987)
===================================================================================================================================
Basic earnings (loss) per share:
Net income (loss) before extraordinary item          $    0.40             $    0.25              $    0.18              $   (0.09)
Extraordinary item                                           -                     -                      -                  (0.07)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $    0.40             $    0.25              $    0.18              $   (0.16)
===================================================================================================================================
Dilutive earnings (loss) per share:
Net income (loss) before extraordinary item          $    0.33             $    0.22              $    0.15              $   (0.09)
Extraordinary item                                           -                     -                      -                  (0.07)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $    0.33             $    0.22              $    0.15              $   (0.16)
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2000 and 1999, the Six Months Ended June 30, 1998 and for the Year Ended December 31, 1997

(Dollars in thousands except share data)

                                                                                       Additional
                                           Preferred Stock           Common Stock       Paid-In   Treasury  Accumulated
                                       Shares         Amount      Shares     Amount     Capital     Stock     Deficit    Total
--------------------------------------------------------------------------------------------------------------------------------
Balances as of January 1, 1997        4,697,542        $5       5,831,055      $6        $37,665    $     -    $(5,353)  $32,323
--------------------------------------------------------------------------------------------------------------------------------
Stock options and warrants
exercised and related tax
 benefit                                      -         -         256,750       -            682          -          -       682
Conversion of preferred stock          (104,000)        -          33,560       -              -          -          -         -
Other                                         -         -               -       -             (7)         -          -        (7)
Treasury stock                                -         -               -       -              -       (375)         -      (375)
Preferred dividends                           -         -               -       -              -          -       (102)     (102)
Net loss                                      -         -               -       -              -          -       (885)     (885)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1997                     4,593,542        $5       6,121,365      $6        $38,340    $  (375)   $(6,340)   31,636
--------------------------------------------------------------------------------------------------------------------------------
Preferred dividends                           -         -               -       -              -          -        (51)      (51)
Net Income                                    -         -               -       -              -          -      1,151     1,151
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                         4,593,542        $5       6,121,365      $6        $38,340    $  (375)   $(5,240)  $32,736
--------------------------------------------------------------------------------------------------------------------------------
Treasury stock                                -         -               -       -              -     (1,000)         -   $(1,000)
Issuance of warrants for
 common stock                                 -         -               -       -            899          -          -   $   899
Preferred dividends                           -         -               -       -              -          -        (83)  $   (83)
Net income                                    -         -               -       -              -          -      1,593     1,593
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                         4,593,542        $5       6,121,365      $6        $39,239    $(1,375)   $(3,730)  $34,145
--------------------------------------------------------------------------------------------------------------------------------
Stock options exercised and
related tax benefit                           -         -           3,333       -             17          -          -   $    17
Conversion of preferred stock            (6,018)        -           1,470       -              -          -          -         -
Preferred dividends                           -         -               -       -              -          -        (82)  $   (82)
Net income                                    -         -               -       -              -          -      2,478     2,478
--------------------------------------------------------------------------------------------------------------------------------
June 30, 2000                         4,587,524        $5       6,126,168      $6        $39,256    $(1,375)   $(1,334)  $36,558
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

               Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                    For the year ended  For the year ended   For the six months   For the year ended
                                                         June 30, 2000       June 30, 1999  ended June 30, 1998    December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                             $  2,478            $  1,593             $  1,151            $   (885)
------------------------------------------------------------------------------------------------------------------------------------
Adjustment to Reconcile Net Income to
Net Cash Provided by Operating Activities:
     Depreciation and amortization                               6,299               5,409                1,964               3,230
     Amortization of debt discount                                 128                 128                    -                   -
     Provision for losses on accounts
      receivable                                                   372                 190                   96                 345
     Provision for restructuring                                     -                   -                    -               2,960
     Provision for deferred taxes                                  970                 571                  277                (300)
     Minority interest in income                                    88                  74                   35                  86
     Early extinguishment of debt                                    -                   -                    -                 779
Changes in Assets and Liabilities
     Net of Acquisitions:
     Accounts receivable                                            (8)               (749)                (134)               (612)
     Prepaid assets                                               (384)                323                  (17)               (641)
     Other assets and liabilities                                  185                (723)               1,088                (228)
     Unearned income                                               124                 913                 (562)                213
     Accounts payable and accrued expenses                         (82)               (352)                (599)              2,400
------------------------------------------------------------------------------------------------------------------------------------
     Total Adjustments                                           7,692               5,784                2,148               8,232
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                       10,170               7,377                3,299               7,347
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Capital expenditures                                      (13,408)             (9,669)              (4,952)            (15,221)
     Proceeds from sale of property and equipment                2,449               4,133                6,948               7,451
     Payment for acquisitions net of cash acquired              (6,669)             (3,743)              (3,457)            (10,145)
     Payment of earn out related to acquisition                      -                   -               (1,500)                  -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                          (17,628)             (9,279)              (2,961)            (17,915)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from term loan and revolving
      line of credit                                            12,114              15,510               12,526              18,641
     Proceeds from other debt                                        -              10,000                    -                   -
     Cash overdraft                                              1,976                 395                1,397                   -
     Repayment of long term debt                                (2,116)            (20,581)             (14,474)             (9,682)
     Repayment of subordinated debt                             (2,209)             (2,417)                (497)             (1,164)
     Repayment of capital lease obligation                         (84)                (87)                 (39)                (71)
     Dividends paid to preferred stockholders                      (82)                (83)                 (51)               (102)
     Proceeds from exercise of stock options                        17                   -                    -                 299
     Purchase of treasury stock                                      -              (1,000)                   -                   -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        9,616               1,737               (1,138)              7,921
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                     2,158                (165)                (800)             (2,647)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                   1,640               1,805                2,605               5,252
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $  3,798            $  1,640             $  1,805            $  2,605
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries

Supplemental Schedules for
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                      For the year          For the year   For the six months    For the year ended
                                               ended June 30, 2000   ended June 30, 1999  ended June 30, 1998     December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash
Flow Information

Cash paid during year for:
     Interest                                              $ 3,206               $ 2,890              $   992              $ 2,005
     Income taxes                                              302               $ 1,629              $   157              $   728

Acquisitions
     Fair value of tangible assets acquired                  5,011                    63                1,432                2,404
     Cost in excess of net assets acquired                   5,708                 5,225                4,876               14,844

     Liabilities assumed                                      (931)                 (437)              (1,291)              (1,352)
     Notes issued                                           (3,119)               (1,108)              (1,560)              (5,751)
------------------------------------------------------------------------------------------------------------------------------------
Total cash paid for acquisitions                           $ 6,669               $ 3,743              $ 3,457              $10,145
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (the "Company"), formerly Nobel Education Dynamics, Inc., was incorporated in 1982 and commenced operations in 1984. The Company operates private schools, schools for the learning challenged, specialty high schools and charter schools located in California, the Mid-Atlantic states, North Carolina, South Carolina, Virginia, Georgia, Texas, Arizona, Illinois, Indiana, Washington, Florida, Oregon and Nevada.

Principles of Consolidation and Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Revenues:

The Company recognizes revenue for educational services as earned. Revenues include tuition, fees and non-tuition revenue, reduced by discounts and scholarships. The Company receives fees for registration, education and other services.

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

Amortization expense amounted to $1,484,000, $1,385,000, $591,000, and $1,005,000, for the years ended June 30, 2000 and 1999, the six months ended June 30, 1998, and the year ended December 31, 1997, respectively. Accumulated amortization at June 30, 2000 and 1999, was $6,614,000 and $5,130,000,
respectively.

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

Earnings per share are computed as follows

(dollars in thousands except per share data):

                                                                                         Six months
                                                  Year ended         Year ended            ended           Year ended
                                                 June 30, 2000      June 30, 1999       June 30, 1998    December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
     Net income (loss)                              $    2,478         $    1,593          $    1,151         $     (885)
     Less preferred stock dividends                         82                 83                  51                102
---------------------------------------------------------------------------------------------------------------------------
     Net income available for
     common stock                                        2,396              1,510               1,100               (987)
     Average common
     stock outstanding                               5,929,811          6,038,136           6,121,365          6,052,625
---------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                     $     0.40         $     0.25          $     0.18         $    (0.16)
Diluted earnings (loss) per share:
     Net income (loss) available for
     common stock and
     dilutive securities                            $    2,478         $    1,593          $    1,151         $     (987)
Average common
stock outstanding                                    5,929,811          6,038,136           6,121,365          6,052,625
Additional common shares
resulting from dilutive securities:
Options, warrants and convertible
preferred stock                                      1,543,123          1,316,200           1,395,686                N/A
---------------------------------------------------------------------------------------------------------------------------
Average common stock and
dilutive securities outstanding                      7,472,934          7,354,336           7,517,051          6,052,625
Diluted earnings (loss) per share                   $     0.33         $     0.22          $     0.15         $    (0.16)

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

2.   Change in Fiscal Year:

In the last quarter of 1997, the Company changed its fiscal year end to the end of June. Accordingly, the Company's transition period, which ended June 30, 1998 includes the six months from January 1 to June 30, 1998. There were 53 weeks in fiscal 2000, 52 weeks in fiscal 1999 and 1997, and 26 weeks in fiscal 1998.

The following unaudited results of operations for the six months ending June 30, 1997 and the twelve months ended June 30, 1998 are presented for comparative purposes and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for that period (dollars in thousands, except per share data).

                                       Twelve months ended       Six months ended
                                             June 30, 1998          June 30, 1997
                                                (unaudited)            (unaudited)
---------------------------------------------------------------------------------
Revenues                                          $ 90,310               $ 39,664
Operating expenses                                  79,120                 32,879
---------------------------------------------------------------------------------
School operating profit                             11,190                  6,785
New school development                                 804                     98
General and administrative expenses                  6,547                  2,816
Restructuring expense                                2,960                      -
---------------------------------------------------------------------------------
Operating income                                       879                  3,871
Interest expense                                     2,131                    854
Other income                                          (150)                    (5)
Minority interest in earnings
of consolidated subsidiary                              72                     49
---------------------------------------------------------------------------------
Income before income taxes                          (1,174)                 2,973
Income tax expense (benefit)                          (165)                 1,249
---------------------------------------------------------------------------------
Net income (loss) before extraordinary item         (1,009)                 1,724
Extraordinary loss                                     449                      -
---------------------------------------------------------------------------------
Net income (loss)                                   (1,458)                 1,724
Preferred stock dividends                              102                     51
---------------------------------------------------------------------------------
Net income available to
common stockholders                               $ (1,560)              $  1,673
=================================================================================
Basic earnings per share                          $  (0.25)              $   0.28
Dilutive earnings per share                       $  (0.25)              $   0.23

3.   Acquisitions and Dispositions:

During the years ended June 30, 2000 and 1999, and the six months ended June 30, 1998, the Company completed various acquisitions, all of which are accounted for using the purchase method, which are described below. The results of operations for all acquisitions are included in the Consolidated Statement of Income from the date of acquisition.

2000 Dispositions

On July 30, 1999, the Company sold the business operations of its nine schools located in the vicinity of Indianapolis, Indiana to, Children's Discovery Centers of America, Inc., which is controlled by Knowledge Universe, for a total of $550,000 in cash. Knowledge Universe, through KU Learning, LLC owns a significant percentage of the Company's stock. No gain or loss was recorded for the sale of the operations as the Company had written down the carrying value of the business at December 31, 1997.

2000 Acquisitions

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

On December 3, 1999, the Company acquired the assets of Play and Learn Child Development Center in Illinois, with a capacity of 100 students and estimated annual revenues of $600,000. On February 11, 2000, the Company acquired the assets of High Road Academy in Boca Raton, Florida, with a capacity of 100 students and estimated annual revenues of $700,000. High Road Academy is a specialty school for children with learning disabilities. On February 17, 2000, the Company acquired the assets of David Sikes Child Care, Inc., in Norcross, Georgia with the capacity of enrollment for 252 students and estimated annual revenues of $822,000. In June 2000, the company acquired the assets of the Cross Creek School in Plano, Texas with a capacity of 180 students and estimated annual revenues of $1,000,000. The purchase price for these four schools totaled $2,724,000 of which $2,342,000 was in cash, $702,000 was in subordinated notes and $100,000 was in assumed liabilities.

On May 24, 2000, Nobel entered into a Credit Agreement with Total Education Solutions, Inc. ("TES"), pursuant to which Nobel agreed to advance to TES, as requested through May 24, 2001, the sum of $2,250,000. This loan is convertible into TES common stock representing 30% of TES's outstanding common stock (as of the date of closing), subject to adjustment in accordance with anti-dilution provisions. If not earlier converted, the loan is due on May 24, 2005. In connection with the loan transaction, Nobel also purchased a warrant to purchase an additional 10% of TES common stock (subject to similar anti-dilution provisions) at an exercise price of $100. In consideration of the issuance of the warrant, Nobel paid to TES $250,000 and agreed to provide to TES certain management services for a period of one year. The Warrant will not become exercisable unless at least $3,500,000 of senior secured financing has been made available to TES on competitive terms. (If Nobel fails to fund its $2,250,000 commitment, the Warrant will become unexerciseable and all funds loaned by Nobel (including any loaned on any acquisition line) will convert to a subordinated term note (with a seven year or a five year amortization of principal, depending on the total loaned funds outstanding). At June 30, 2000, $250,000 was outstanding under the Credit Agreement.

During April 2000, the Company received a statewide charter in the State of Arizona to permit it to own and operate charter schools in that state. This charter enabled the Company to acquire, in May 2000, the business assets and real estate of two charter schools in the greater Phoenix, Arizona metropolitan area with a capacity of 1,367 students. The Company agreed to pay the developer and the operator of the schools (collectively, the "Sellers") an aggregate purchase price of $9,838,000, subject to certain post-closing adjustments.

When the Company obtained fee title to the schools in May, the Company (i) paid cash to the Sellers in the combined amount of $7,189,000 on account of the $9,838,000 purchase price, (ii) held back $600,000 of the purchase price pending delivery by one of the seller's certain furniture, fixtures and equipment associated with the operation of the schools and (iii) issued promissory notes to the Sellers (in the aggregate amount of $2,049,000) on account of the purchase price. Simultaneously with the closing of this transaction, the Company entered into a sale and leaseback transaction with a third party developer for one of the two schools (located in the city of Peoria) pursuant to which the Company received $6,200,000 in proceeds and entered into a long-term operating lease. The Company has also directly funded the cost of completing construction of the elementary school located in the City of Glendale (the "Glendale School").

The promissory notes to the Seller's are due and payable by no later than December 28, 2000. The amount of each of the promissory notes is subject to adjustment, based upon, among other things, certain cost overruns experienced, and/or savings realized, by the Company in connection with the completion of construction of the Glendale School. Once the Glendale School is completed, the Company plans to enter into a sale and leaseback transaction, the proceeds of which will be used (i) to pay to the Sellers the amounts then due and payable under the promissory note, and (ii) to recoup, in part, the funds expended by the Company to complete the Glendale School.

1999 Acquisitions

In June 1999, the Company acquired the assets of Flint Ridge Preschool in Leesburg, Virginia, which has a capacity of 190 students. The purchase price equaled $478,000 in cash and $208,000 in a subordinated note payable over five years.

In August 1998, the Company entered into a transaction with Developmental Resource Center, Inc. (DRC) to form a joint venture, Paladin Academy, LLC, owned 80% by the Company. The three schools formerly owned by DRC, located in Florida, specialize in full day programs, summer camps, testing services and clinics for K-12th grade students who have learning challenges such as dyslexia, attention deficit disorder (ADD and ADHD) and other learning disabilities.

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

Unaudited Pro Forma Information:

The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions which closed during 2000 and 1999 all occurred at the beginning of 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1999, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end (dollars in thousands).

                        Year ended      Year ended
                      June 30, 2000   June 30, 1999
                       (unaudited)     (unaudited)
--------------------------------------------------
Revenues                   $133,662        $119,985
Net income before
extraordinary item         $  2,832        $  2,107
Earnings per share
     Basic                 $   0.48        $   0.34
     Diluted               $   0.37        $   0.29


4.   Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $2,069,000 and $859,000 at June 30, 2000 and 1999, respectively. The Company's funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.


5.   Property and Equipment:

The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows (dollars in thousands):

                                          June 30, 2000   June 30, 1999
-----------------------------------------------------------------------
Land                                           $  3,782        $  3,352
Buildings                                         6,364           6,027
Assets under capital lease obligations              913             913
Leasehold improvements                           10,855           7,536
Furniture and equipment                          26,972          15,460
Construction in progress                          3,894           3,736
-----------------------------------------------------------------------
                                               $ 52,780        $ 37,024
Accumulated depreciation                        (16,304)        (12,324)
-----------------------------------------------------------------------
                                               $ 36,476        $ 24,700
=======================================================================

Depreciation expense was $4,354,000, $3,545,000, $1,470,000, and $2,096,000 for
the years ended June 30, 2000 and 1999, the six months ended June 30, 1998 and for the year ended December 31, 1997, respectively. Amortization of capital leases included in depreciation expense amounted to $14,640 for the year ended June 30, 2000, $14,640 for the year ended June 30, 1999, $7,320 in the six months ended June 30, 1998, and $14,640 for the year ended December 31, 1997. Accumulated amortization of capital leases amounted to $498,000 and $483,000 at June 30, 2000 and June 30, 1999, respectively.



6.   Restructuring and Property and Equipment Held for Sale:

In the fourth quarter of 1997, the Company approved a restructuring plan which included (1) reorganization of the geographic school districts, (2) reorganization of the structure of operations management, (3) the closure of several schools and the write down of the book value of the assets of certain schools which were non-performing, (4) placing non-performing schools for sale and (5) hiring of a Chief Operating Officer (President). The Company's reorganization of the structure of its operations management entailed replacing two levels of management with one (the new "executive director" position). Executive directors manage fewer schools than had "district managers".

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

Non-cash charges included in the $2,960,000 charge were $2,355,000. During the twelve months ended June 30, 2000 and 1999, cash payments related to the closing of non-performing schools were $82,000 and $209,000, respectively. During the six months ended June 30, 1998 and twelve months ended December 31, 1997, cash payments related to the closing of non-performing schools and cost associated with the restructuring of the management team were $145,000 and $130,000, respectively.

The amounts reflected in the table below include certain properties located in the Southeast related to a prior restructuring.

The balances of major property and equipment held for sale were as follows (dollars in thousands):

                            June 30, 2000   June 30, 1999
---------------------------------------------------------
Land                               $  219         $   219
Buildings                             745             745
Leasehold improvements                209             653
Furniture and equipment               402             939
Accumulated depreciation             (885)         (1,354)
---------------------------------------------------------
                                   $  690         $ 1,202
=========================================================

7.   Debt:

Debt consisted of the following (dollars in thousands):

                                          June 30, 2000   June 30, 1999
-----------------------------------------------------------------------
Long Term Obligations:

Revolving and term credit facility              $24,764         $14,767
First mortgages, due in varying
installments over three to 20 years
with fixed interest rates ranging
from 11% or 12%                                     192             239
Notes payable to sellers from
various acquisitions, due in varying
installments over three to 15 years
with fixed interest rates varying from
8% to 12%                                           147             191
Other                                               211             454
-----------------------------------------------------------------------
Total long term obligations                     $25,314         $15,651
Less current portion                             (2,054)           (335)
-----------------------------------------------------------------------
                                                $23,260         $15,316
=======================================================================
Long Term Subordinated Debt:

Senior subordinated note due 2005
interest at 10%, payable quarterly.
Net of original issue discount of
$643 at June 30, 2000                           $ 9,357         $ 9,229
Subordinated debt agreements,
due in varying installments over
five to 10 years with fixed interest
rates varying from 7% to 8%                       7,637           6,388
-----------------------------------------------------------------------
Total subordinated debt                          16,994          15,617
Less current portion                             (4,102)         (1,786)
-----------------------------------------------------------------------
                                                $12,892         $13,831
=======================================================================

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

At June 30, 2000, $7,840,000 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $7,174,000 was outstanding under the Acquisition Credit Facility and $9,750,000 was outstanding under the Term Loan.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. The senior subordinated note bears interest at 10.0% and matures in two installments of principal, $5,000,000 in 2004 and $5,000,000 in 2005. Payments on the note are subordinate to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000 based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price on that date. The Company recorded a debt discount and allocated $899,000 of the proceeds of the transaction to the value of the warrants. This debt discounting is being amortized to interest expense over the term of the note.

In December 1997, the Company amended its credit agreement to increase its borrowing capacity to $25,000,000, and change the prior fixed interest rates (applicable to term loans) to variable rates. Because of this significant change in the repayment terms of the senior loan, in accordance with Emerging Issue Task Force Issue 96-19 "Debtors Accounting for Modification of Debt Instrument", in 1997, the Company wrote off the financing fees related to the 1995 financing totaling $779,000 on a pretax basis. The charge was recorded as an extraordinary item and accordingly shown tax effected.

Maturities of long-term obligations are as follows: $6,230,000 in 2001, $14,024,000 in 2002, $5,241,000 in 2003, $9,369,000 in 2004, and $8,159,000 in
2005 and thereafter.


8.  Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows
(dollars in thousands):

                                              June 30, 2000       June 30, 1999
-------------------------------------------------------------------------------
Accounts payable                                 $2,652               $2,163
Reserve for closed centers                          236                  414
Accrued payroll and related items                 1,303                2,232
Accrued rent                                        394                  614
Accrued taxes                                     1,093                1,126
Other accrued expense                             3,316                1,687
-------------------------------------------------------------------------------
                                                 $8,994               $8,236
===============================================================================

9.   Lease Obligations:

Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancellable operating leases, excluding leases assigned, consisted of the following at June 30, 2000 (dollars in thousands):

Operating Leases
                                        Closed   Continuing
                                        Schools   Schools     Total
-------------------------------------------------------------------
2001                                   $  298    $ 19,480  $ 19,778
2002                                      237      18,518    18,755
2003                                      237      17,465    17,702
2004                                      177      16,656    16,833
2005                                      177      15,673    15,850
2006 and thereafter                       377     100,565   100,942
-------------------------------------------------------------------
Total minimum lease obligations        $1,503    $188,357  $189,860
===================================================================

Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $17,596,000, $16,595,000, $7,103,000, and
$11,157,000, for the years ended June 30, 2000 and 1999, for the six months ended

June 30, 1998 and the year ended December 31, 1997, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

The Company's tenancy under 16 leases have been assigned or sublet to third parties. If such parties default, the Company is contingently liable. Contingent future rental payments under the assigned leases are as follows (dollars in thousands):

2001                   $ 1,168
2002                   $ 1,075
2003                   $ 1,084
2004                   $ 1,094
2005 and thereafter    $ 3,420


10.  Stockholders' Equity:

Preferred Stock:

In 1995, the Company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D are not entitled to dividends, unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.88 per share plus any unpaid dividends. At June 30, 2000 and 1999, 1,063,830 shares were outstanding.

On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants (discussed below under "Common Stock Warrants") and the Series 2 Warrants (which terminated before becoming exercisable pursuant to their terms) for an aggregate purchase price of $2,500,000. The Series C Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series C Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. At June 30, 2000 and 1999, 2,500,000 shares were outstanding.

On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. Shares outstanding at June 30, 2000 and June 30, 1999 were 1,023,694 and 1,029,712, respectively. Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend.

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

Stockholder Rights Plan:

In May 2000, the Board of Directors of the Company approved a Stockholder Rights Plan. Under the Stockholder Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Common Stock outstanding as of the close of business on June 1, 2000. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $18.00.

The Rights will not be exercisable unless a person or group acquires, or announces the intent to acquire, beneficial ownership under certain circumstances. The Rights are redeemable for $.001 per Right at the option of the Board of Directors at any time prior to the close of business on the tenth business day after the announcement of a stock acquisition event. If not redeemed, the Rights will expire on May 31, 2010. Prior to the date upon which the rights would become exercisable under the Plan, the Company's outstanding stock certificates will represent both the shares of Common Stock and the Rights, and the Rights will trade only with the shares of Common Stock.

The Rights are designed to provide the Board of Directors sufficient time to evaluate proposed change-in-control transactions by encouraging potential acquirers to negotiate with the Board of Directors before attempting a tender offer for the Company. The Rights are not intended to prevent transactions on terms that are fair to the Company's stockholders nor to deter any potential acquirer who is willing to complete a transaction on such terms.

Common Stock Warrants:

In connection with a $10,000,000 senior subordinated note issued to Allied Capital Corporation in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company's common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000, based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price.

In connection with a debt refinancing in August 1995, the Company issued to Allied Capital Corporation warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock.

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

On August 22, 1994, the Company issued Series 1 Warrants for the purchase of up to 125,000 shares of the Company's common stock. The Series 1 Warrants are exercisable at $4.00 per share (subject to adjustment) and expire on August 19, 2001.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 stock option plan for consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection non-qualified stock options for non-employee consultants. At June 30, 2000, 35,000 options have been granted under this plan.

1995 Stock Incentive Plan:

On September 22, 1995, the stockholders approved the 1995 Stock Incentive Plan. On November 18, 1999, the stockholders approved amendments to the 1995 Stock Incentive Plan, including an increase in the number of shares of common stock available for issuance under the Plan to 1,300,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan (other than a certain stock grant which was terminated) have been non-qualified stock options or incentive stock options which vest over three years (except that options issued to directors vest in full six months following the date of grant).

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

Option activity with respect to the Company's stock incentive plans and other employee options was as follows:

Outstanding Options

                                                                                Weighted
                                                                                 average
                                                                                exercise
                               Number                 Range                      price
=============================================================================================
Balance, December 31, 1996    148,800   $      3.00    to      $       16.44   $       12.67
=============================================================================================
Granted                       183,200   $      7.88    to      $       10.50   $        9.48
Canceled                      (54,575)         3.00    to              13.00           11.50
Exercised                      (6,250)         3.50    to              13.50           11.50
---------------------------------------------------------------------------------------------
Balance, December 31, 1997    271,175   $      3.75    to      $       16.44   $       10.75
=============================================================================================
Granted                       156,507   $      5.06    to      $        9.25   $        5.90
Canceled                      (13,250)         7.87    to              11.62           10.02
---------------------------------------------------------------------------------------------
Balance, June 30, 1998        414,432   $      3.75    to      $       16.44   $        8.15
=============================================================================================
Granted                       423,725   $      4.84    to      $        9.25   $        4.82
Canceled                       (4,825)         7.87    to              11.62            7.52
---------------------------------------------------------------------------------------------
Balance, June 30, 1999        833,332   $      3.75    to      $       16.44   $        6.39
=============================================================================================
Granted                       180,788   $      5.87    to      $        8.13   $        7.53
Canceled                      (33,467)         5.06    to              11.62            7.31
Exercised                      (3,333)         5.06                                     5.06
---------------------------------------------------------------------------------------------
Balance, June 30, 2000        977,320   $      3.75    to      $       16.44   $        6.88
=============================================================================================

Of the 423,725 options granted during the year ended June 30, 1999, 110,000 options were granted outside of the Company's stock incentive plans. At June 30, 2000 and June 30, 1999, 565,455 and 417,943 shares, respectively, remained available for options or stock grants under the 1995 Stock Incentive Plan and 474,621 options were exercisable under such Plan and earlier stock option plans.

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


                                       Year ended      Year ended         Six months      Year ended
                                          June 30        June 30,     ended June 30,     December 31,
                                             2000            1999               1998             1997
------------------------------------------------------------------------------------------------------
Net income (loss):
- as reported                       $       2,478   $       1,593      $       1,151   $         (885)
- pro forma                         $       2,157   $       1,379      $         863   $       (1,222)

Basic earnings (loss) per share:
- as reported                       $       0.40    $       0.25       $        0.18   $        (0.16)
- pro forma                         $       0.35    $       0.21       $        0.14   $        (0.20)

Diluted earnings (loss) per share:
- as reported                       $       0.33    $       0.22       $        0.15   $        (0.16)
- pro forma                         $       0.29    $       0.19       $         0.12  $        (0.20)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                   2000         1999
----------------------------------------------------
Expected dividend yield               0%           0%
Expected stock price volatility   47.67%      44.145%
Risk-free interest rate            5.27%        5.03%
Expected life of options        3 years      3 years

Activity with respect to warrants outstanding at June 30, 2000 is as follows:

                                 Number                   Range
=================================================================================
Balance, December 31, 1996      689,042     $       2.00    to      $       7.52
---------------------------------------------------------------------------------
Granted                               -                -                       -
Canceled                         (5,000)    $       2.00    to      $       7.52
Exercised                      (250,000)    $       2.00
---------------------------------------------------------------------------------
Balance, December 31, 1997      434,042     $       4.00    to      $       7.52
---------------------------------------------------------------------------------
Granted                               -
Canceled                              -
Exercised                             -
---------------------------------------------------------------------------------
Balance, June 30, 1998          434,042     $       4.00    to      $       7.52
---------------------------------------------------------------------------------
Granted                         531,225     $       8.58
Canceled                              -                -                      -
Exercised                             -     $          -              $       -
---------------------------------------------------------------------------------
Balance, June 30, 1999          965,267     $       4.00    to      $       8.58
---------------------------------------------------------------------------------
Granted                                     $
Canceled                              -                -                      -
Exercised                             -     $          -              $       -
---------------------------------------------------------------------------------
Balance, June 30, 2000          965,267     $       4.00    to      $       8.58
---------------------------------------------------------------------------------

11. Other (Income) Expense:

Other (income) expense consists of the following  (dollars in thousands):

                                Year ended      Year ended      Six months      Year ended
                                  June 30,        June 30   ended June 30,    December 31,
                                      2000            1999            1998            1997
===========================================================================================
Interest income                $      (118)   $       (188)   $        (95)    $      (179)
Rental income                          (46)            (49)            (17)            (77)
Depreciation related to
rental properties                       17              18               9              33
Other projects                           -             (31)              -              (2)
Costs related to centers
held for sale                            2               2               1              67
-------------------------------------------------------------------------------------------
                              $       (145)   $       (248)   $       (102)   $       (158)
===========================================================================================

12. Income Taxes:

Current tax provision (dollars in thousands):

                             Year ended        Year ended        Six months      Year ended
                               June 30,          June 30,    ended June 30,    December 31,
                                   2000              1999              1998            1997
===========================================================================================
Federal                   $         902     $         587       $       467     $        26
State                               (79)               (5)               89             194
-------------------------------------------------------------------------------------------
                          $         823     $         582       $       556     $       220
Deferred tax provision              970               571               277              30
-------------------------------------------------------------------------------------------
                          $       1,793     $       1,153       $       833     $       250
===========================================================================================

The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following (dollars in thousands):

                                   Year ended      Year ended      Six months      Year ended
                                     June 30,        June 30,  ended June 30,    December 31,
                                         2000            1999            1998            1997
==============================================================================================
U.S. federal statutory rate     $       1,495   $         934     $       674      $      (63)
State taxes, net of federal
tax benefit                               128              82              54             137
Goodwill and other                        170             137             105             176
----------------------------------------------------------------------------------------------
                                $       1,793   $       1,153     $       833     $       250
==============================================================================================

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (dollars in thousands):

                               Year ended         Year ended       Six months       Year ended
                                 June 30,           June 30,   ended June 30,     December 31,
                                     2000               1999             1998             1997
                               tax assets         tax assets       tax assets       tax assets
                             (liabilities)      (liabilities)    (liabilities)    (liabilities)
===============================================================================================
Depreciation                    $    (642)     $        (681)   $        (725)   $        (576)
Provision for center closings
and other restructuring                60                906            1,534            1,635
AMT credit carryforward               591                591               95               94
Other                                   -                203              127              155
-----------------------------------------------------------------------------------------------
Net deferred tax asset          $       9      $       1,019    $       1,031    $       1,308
===============================================================================================

13. Employee Benefit Plans:

The Company has a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company matches 25% of an employee's contribution to the Plan of up to 6% of the employee's salary. Nobel's matching contributions under the Plan were $169,000, $161,000 $60,000, and $90,000 for the years ended June 30, 2000 and 1999, the six months ended June 30, 1998 and the year ended December 31, 1997, respectively.

14. Fair Value of Financial Instruments:

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

15. Commitments and Contingencies:

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

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes is adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have sublimits per claim in the general liability coverage.

16. Subsequent Events:

In August 2000, the company acquired the assets of Rainbow World Day Care
School in Chalfont, Pennsylvania, with a capacity in excess of 250 students and estimated revenues of $845,000. The purchase price consisted of $493,000 in cash and an aggregate of 44,131 shares of the Company's Common Stock.


17. Quarterly Results of Operations (unaudited):
(Dollars in thousands except per share data)

                                        Net        Operating         Net        Earnings per common share     Sales Price
                                     Revenues       Income         Income          Basic        Dilutive      High      Low
=============================================================================================================================
2000

Quarter Ended September 30, 1999   $    27,345    $      606     $    (115)     $    (0.02)    $    (0.02)    6.125      4.25
Quarter Ended December 30, 1999         31,532         1,829           615            0.10           0.08      9.00     5.125
Quarter Ended March 31, 2000            33,127         2,510           971            0.16           0.13     9.313      6.50
Quarter Ended June 30, 2000             35,403         2,642         1,007            0.17           0.13     8.188     5.938

1999

Quarter Ended September 30, 1998   $    23,911    $      339     $    (186)          (0.03)    $    (0.03)     9.75     5.875
Quarter Ended December 30, 1998         27,742         1,383           384            0.06           0.05     7.875     5.031
Quarter Ended March 31, 1999            28,975         2,021           740            0.12           0.10      6.25      4.25
Quarter Ended June 30, 1999             29,134         1,827           655            0.11           0.09     6.063      4.50

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

3.4 Registrant's Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit B to Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, dated May 30, 2000 and incorporated herein by reference.)

3.5 Registrant's Amended and Restated By-laws. (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.)

4.1 Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.) (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.2 First Amendment, dated December 17, 1999, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

4.3 Second Amendment, dated May 24, 2000, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender.

4.4 Working Capital Facility Note A dated as of March 9, 1999 in the principal sum of $7,000,000 payable to the order of Summit Bank. (Filed as Exhibit
      4.2 to the Registrant's

      Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.5 Working Capital Facility Note B dated as of March 9, 1999 in the principal sum of $3,000,000 payable to the order of Summit Bank. (Filed as Exhibit
      4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.6 Acquisition Credit Facility Note dated as of March 9, 1999 in the principal sum of $15,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.7 Term Note A dated as of March 9, 1999 in the principal sum of $10,000,000 payable to the order of Summit Bank. (Filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

4.8 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

4.9 Senior Subordinated Note dated as of June 30, 1998 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation. (Filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

      The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant's total assets. The Registrant agrees to furnish a copy of each of such instruments to the Securities and Exchange Commission upon request.

10.1 Rights Agreement, dated as of May 16, 2000, between Registrant and Stocktrans, Inc., as Rights Agent, which includes, as Exhibit B, thereto the Form of Rights Certificate. (Filed as Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, dated May 30, 2000 and incorporated herein by reference.)

10.2 1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987 (the "Form S-1") and incorporated herein by reference.)

10.3  1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as
      Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1988 and incorporated herein by reference.)

10.4  1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit
      10.3 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.5 Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.6 Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan.

10.7 Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 14, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10.8 Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.9 Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.10 Series 1 Warrants for shares of Common Stock issued to Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(ad) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.11 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.12 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.13 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.) (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

10.14 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 92,172.25 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K dated September 11, 1995, date of earliest event reported August 25, 1995, and incorporated herein by reference.)

Exhibit 10.14 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

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

10.15 Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as Exhibit
       10.13 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.16 First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.17 Nobel Learning Communities, Inc. Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

10.18 Nobel Learning Communities, Inc. Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000. (Filed as
       Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

10.19 Employment Agreement dated January 25, 1999 between the Registrant and Daryl Dixon. (Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

10.20 Employment Agreement dated August 9, 1999 between the Registrant and Lynn Fontana. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

10.21 First Amendment dated February 3, 2000 of Employment Agreement dated as of August 9, 1999 between Registrant and Lynn Fontana. (Filed as Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference.)

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

10.24 Special Incentive Agreement dated as of November 20, 1999 between A.J. Clegg and the Registrant

21     List of subsidiaries of the Registrant.

23     Consent of PricewaterhouseCoopers L.L.P.

27     Financial Data Schedule