Form 10-Q
period 2000-09-30
NOBEL LEARNING COMMUNITIES INC
filed 2000-11-14
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended:            September 30, 2000

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

                                   Yes    X    No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,976,599 shares of Common Stock outstanding at November 13, 2000.

                              INDEX TO FORM 10-Q

                       Nobel Learning Communities, Inc.


                                                                 Page
PART I.    FINANCIAL INFORMATION                                Number

Item 1.    Financial Statements

           Consolidated Balance Sheets,
           September 30, 2000 (unaudited) and June 30, 2000          2

           Consolidated Statements of Income for the
           three months ended September 30, 2000 (unaudited)
           and 1999 (unaudited)                                      3

           Consolidated Statements of Cash Flows for the
           three months ended September 30, 2000 (unaudited)
           and 1999 (unaudited)                                      4

           Notes to Consolidated Interim Financial Statements        5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                         11

                                    PART I

Financial Information

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

The Company's fiscal 2001 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed and converted schools and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)

Current Assets                                                                 September 30, 2000    June 30, 2000
---------------------------------------                                       ---------------------  -------------
  Cash and cash equivalents                                                              $  4,551        $3,798
  Accounts receivable, less allowance for doubtful
  accounts of $333 in September and $288 in June 2000                                       1,567         1,619
  Prepaid rents                                                                             2,084         1,591
  Other prepaid expenses                                                                      745           772
                                                                              ---------------------  ------------
Total Current Assets                                                                        8,947         7,780
                                                                              ---------------------  ------------

Property & equipment at cost                                                               60,135        52,780
Accumulated depreciation                                                                  (17,392)      (16,304)
                                                                              ---------------------  ------------
Total Property & Equipment                                                                 42,743        36,476

Property and equipment held for sale                                                          687           690
Cost in excess of net assets acquired                                                      50,553        49,794
Deposits and other assets                                                                   3,479         2,742
Deferred taxes                                                                                  9             9
                                                                              ---------------------  -----------
Total Assets                                                                             $106,418       $97,491
                                                                              =====================  ===========

Liabilities and Stockholders' Equity
---------------------------------------
Current portion of long-term obligations                                                 $  7,608       $ 6,230
Accounts payable and other current liabilities                                              9,913         8,994
Cash Overdraft Liability                                                                    3,217         3,768
Unearned income                                                                             9,400         5,168
                                                                              ---------------------  -----------
Total Current Liabilities                                                                  30,138        24,160
                                                                              ---------------------  -----------

Long-term obligations                                                                      26,102        23,260
Long-term subordinated debt                                                                12,835        12,892
Capital lease obligations                                                                       0             0
Deferrred gain on sale/leaseback                                                               19            20
Minority interest in consolidated subsidiary                                                  603           601
                                                                              ---------------------  -----------

Total Liabilities                                                                          69,697        60,933

Stockholders' Equity:
 Preferred Stock, $0.001 par value; 10,000,000 shares authorized, 4,587,524 issued and outstanding at September 30, 2000, and June 30, 2000; $5,524
 aggregate liquidation preference at September 30, 2000 and June 30, 2000                       5             5

 Common Stock, $0.001 par value, 20,000,000 shares authorized, 6,126,168
 issued at September 30, 2000 and  at June 30, 2000                                             6             6

Treasury Stock, cost; 230,510 shares                                                       (1,375)       (1,375)
Additional paid in capital                                                                 39,662        39,256
Accumulated deficit                                                                        (1,577)       (1,334)
                                                                              ---------------------  -----------
Total Stockholders' Equity                                                                 36,721        36,558
                                                                              ---------------------  -----------

Total Liabilities & Stockholders' Equity                                                 $106,418       $97,491
                                                                              =====================  ===========

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
            for the three months ended September 30, 2000 and 1999
                  ------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                           2000              1999
                                                        ----------        ----------

Revenues                                                  $32,689           $27,345

Operating expenses                                         29,308            24,424
                                                        ----------        ----------

   School operating profit                                  3,381             2,921

General and admistrative expenses                           2,509             2,121

New school development costs                                  208               194
                                                        ----------        ----------

   Operating income                                           664               606

Interest expense                                            1,050               804

Other income (expense)                                          3               (20)

Minority interest in earnings of consolidated subsidiary       (7)               21
                                                        ----------        ----------

Loss before income taxes                                     (382)             (199)

Income tax (benefit)                                         (160)              (84)
                                                        ----------        ----------

Net loss                                                    ($222)            ($115)
                                                        ==========        ==========

Preferred stock dividends                                     $21               $21
                                                        ----------        ----------

Net loss available to common stockholders                   ($243)            ($136)
                                                        ==========        ==========

Basic loss per share                                       ($0.04)           ($0.02)
                                                        ==========        ==========

Dilutive loss per share                                    ($0.04)           ($0.02)
                                                        ==========        ==========

The accompanying notes and the notes in the financial statements included in the
         Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
            for the three months ended September 30, 2000 and 1999
                 ---------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)

                                                          2000                 1999
                                                       ---------             ---------
Net Cash Provided By Operating Activities                $5,318                $5,037

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                         325                   915
  Capital expenditures                                   (7,520)               (4,006)
  Payment for acquisitions                                 (510)               (1,410)
                                                       ---------             ---------

Net Cash (Used In) Investing Activities:                  (7,705)               (4,501)
                                                       ---------             ---------

Cash Flows From Financing Activities:

  Repayment of capital lease obligation                     (15)                  (23)
  Payments of dividends on preferred stock                  (21)                  (21)
  Proceeds from long term debt                            6,169                 7,900
  Repayment of long term debt                            (2,507)               (5,546)
  Repayment of subordinated debt                           (486)                 (388)
                                                       ---------             ---------

Net Cash Provided by Financing Activities:                3,140                 1,922
                                                       ---------             ---------

Net increase in cash and cash equivalents                   753                 2,458

Cash and cash equivalents at the beginning of the period  3,798                 1,640
                                                       ---------             ---------

Cash and cash equivalents at the end of the period        $4,551                $4,098
                                                       =========             =========

The accompanying notes and the notes in the financial statements included in the
         Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements
            for the three months ended September 30, 2000 and 1999
                                  (unaudited)


Note 1 - Basis of Presentation

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

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

Note 2 - Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the three months ended September 30, 2000 and 1999, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows.

                                    For the Three Months September 30,
                                    ----------------------------------
                                         2000             1999
                                    ----------------------------------
Basic (loss ) earnings per share
--------------------------------

Net income (loss)                   $      (222)       $   (115)

Less preferred dividends            $        21        $     21
                                    ----------------------------------

Net income (loss) available for
common stock                        $      (243)       $   (136)
                                    ==================================

Average common stock                      5,931           5,925
outstanding

Basic earnings (loss) per share      $    (0.04)       $  (0.02)
                                    ----------------------------------

Note 3 - Acquisitions

In August 2000, the Company acquired the assets of Rainbow World Day Care School in Chalfont, Pennsylvania, with a capacity of 180 students and estimated revenues of $845,000. The purchase price consisted of $493,000 in cash and 44,131 shares of the Company's Common Stock (valued at $9.20 per share).

Note 4 - Commitments and Contingencies

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
For the First Quarter Ended September 30, 2000 vs the First Quarter ended September 30, 1999

Revenues for the first quarter ended September 30, 2000 increased $5,344,000 or 19.5% to $32,689,000 from $27,345,000 for the first quarter ended September 30, 1999. The increase in revenues is primarily attributable to the increase in enrollment, tuition increases and the increase in the number of schools.

At September 30, 2000, the Company operated 162 schools. Since September 30, 1999, the Company has opened or acquired 30 new schools: two elementary schools, thirteen preschools, five schools for learning challenged (the Paladin Academy schools), three charter schools and seven specialty high schools (Houston Learning Academy). Of the 30 new schools, 11 were acquired. The Company has also closed three underperforming schools and sold nine underperforming school (which were the Indianapolis schools disposed of in July 2000). Since June 2000, thirteen new schools were opened or acquired.

Same school revenue (schools that were opened in both periods) increased $2,643,000 or 9.9% in the first quarter of 2000 compared to the prior year. This increase is related to tuition and enrollment increases, which is partially due to an improved summer program, and partially due to improved September enrollments. The increase in revenues related to the 30 schools opened or acquired totaled $1,810,000 for new schools and $1,524,000 for acquired schools. These increases were offset by a decrease in revenues of $633,000 related to the schools closings.

School operating profit for the first quarter ended September 30, 2000 increased $460,000 or 15.7% to $3,381,000 from $2,921,000 for the first quarter ended
September of 1999. Total school operating profit margin decreased from 10.7% to 10.3%. The decrease in operating margin was due primarily to the operating losses associated with its new schools.

Same school operating profit increased $795,000 or 26.6%. Same school operating profit margin improved from 11.2% for the first quarter ended September 30, 1999 to 12.9% for the first quarter ended September 30, 2000. The increase in same school operating profit is due to the revenue increase. For the first quarter ended September 30, 2000 new schools incurred a loss of $573,000. Included in these losses were $354,000 associated with the two Arizona based charter schools acquired from TesseracT in May 2000. The losses associated with the Arizona schools are attributable to lower than expected enrollment. Schools acquired in the last twelve months contributed $219,000 in school operating income. School closings positively affected the increase in school operating profit by $19,000.

General and administrative expenses increased $388,000 or 18.3% from $2,121,000 for the first quarter ended September 30, 1999 to $2,509,000 for the first quarter ended September 30, 2000. As a percentage of revenue, general and administrative expense decreased from 7.8% at September 30, 1999 to 7.7% at September 30, 2000. This increase in general and administrative expenses was primarily related to management additions necessary to support the growth in the Company's specialty school and charter school strategies.

New school development costs increased $14,000 or 7.2% from $194,000 for the quarter ended September 30, 1999 to $208,000 for the quarter ended September 30, 2000. The increase is a result of timing and the number new school openings.

Operating income increased $58,000 or 9.6% from $606,000 for the quarter ended September 30, 1999 to $664,000 for the quarter ended September 30, 2000. Operating income from same schools (which include new school development cost for four schools in the prior year) improved $989,000 or 35% over the same quarter in the prior year. Schools acquired in the last 12 months improved operating income by $219,000 and the effect of school closings improved operating income by $19,000. These increases were offset by losses from new schools incurred in the first quarter ended September 30, 2000, including new school development cost, by $780,000 and the increase in general and administrative expenses by $389,000.

For the first quarter of fiscal 2000, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $2,213,000. This represents an increase of $266,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $246,000 or 30.6% from $804,000 for the quarter ended September 30, 1999 to $1,050,000 for the quarter ended September 30, 2000. The increase is due to increased interest rates on the Company's credit facility and increased borrowings for acquisitions, new school development and to fund the development of its new charter schools. This increase was offset by a reduction in interest expense on seller subordinated debt.

Income tax benefit totaled $160,000 for the quarter ended September 30, 2000 which reflects a 42% effective tax rate.

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

In order for the Company to continue its acquisition strategy and development of new education business, the Company will continue to seek additional funds through debt and equity financing. Also, the Company and its senior lender are currently negotiating to increase the Company's available borrowing by $10,000,000. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school.

The Company anticipates that its existing principal credit facilities, cash generated from operations and from anticipated proceeds of sale and leaseback transactions relating to certain real properties, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures and renovations and the building of new schools in the near term future. If the Company is unsuccessful in consummating the increase in available senior lender borrowings referenced above, such sale and leaseback transactions, it may need to postpone certain capital expenditures. Adverse consequences to the Company of any such postponement would be related to the period of delay and the amount of the capital expenditures postponed.

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

At September 30, 2000, $7,493,000 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $12,094,000 was outstanding under the Acquisition Credit Facility and $9,500,000 was outstanding under the Term Loan.

In October and November 2000, the Company received a total of $2,800,000 from two transactions. The Company refinanced its leasehold improvements for one of its charter schools and entered into a sale and leaseback transaction for one of its private schools.

Total cash and cash equivalents increased $753,000 from $3,798,000 at June 30, 2000 to $4,551,000 at September 30, 2000. The net increase was related to cash provided from operations totaling $5,318,000 and borrowings on the senior credit facility of $3,662,000 offset by $7,705,000 in capital expenditures for new school openings, charter schools and acquisitions.

The working capital deficit increased $4,814,000 from $16,380,000 at June 30, 2000 to $21,194,000 at September 30, 2000. The increase is primarily the result of the increase in deferred revenue totaling $4,232,000 and an increase of $1,378,000 in current maturities in long term debt. These increases were offset by a decrease of $551,000 in cash overdraft liability and an increase of $493,000 in prepaid rents. The increase in deferred revenues is related to the prepayment of annual and semi-annual tuition by parents at the beginning of the school year. The increase in current maturities of long term debt is due to payments that will be required to be paid on the Company's senior credit facility over the next twelve months.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SAB 101 becomes effective for the fourth quarter of the Company's fiscal year 2001, however, early implementation is acceptable. The Company does not believe the adoption of SAB No. 101 will have a material impact on its financial position or results of operations.

                                    Part II

                               Other Information

Item 1.  Legal Proceedings.

     On September 1, 2000, the Company took part in the filing of a lawsuit entitled Nobel Learning Communities, Inc. and Paladin Academy, LLC v.
         ------------------------------------------------------------
Developmental Resource Center, Inc., Dr. Deborah Levy,. L.D. Learning.Com and
-----------------------------------------------------------------------------
Emily Levy, Case No. 00-3286 CIV-KING, filed in the federal district court for
----------
the Southern District of Florida. The eleven count complaint alleges that two employees of Developmental Resource Center, Inc. ("DRC"), Dr. Deborah Levy ("Dr. Levy") and Emily Levy ("Ms. Levy"), created eleven educational books (the "Books"), within the course and scope of their employment for DRC. The complaint also alleges that the copyrights to the Books were transferred by DRC to Paladin Academy, LLC ("Paladin"), pursuant to an agreement and plan of organization signed by the Company, DRC and Dr. Levy on June 19, 1998 (the "Organization Agreement"). In exchange, the complaint alleges that DRC received, among other things, a twenty percent limited liability interest in Paladin (the "DRC Membership Interest"). The complaint therefore first asks the court to enter a judgment declaring that Paladin is the owner of the copyrights to the Books.

     The complaint then asks the court to award damages to the Company as a result of DRC's and Dr. Levy's alleged breach of certain representations and warranties in the Organization Agreement. Next, the complaint asks the court to award damages to the Company and to Paladin for alleged violations by DRC and Dr. Levy of the State of Florida's Deceptive and Unfair Practices Act and
Florida's unfair competition laws.   Two of the remaining counts in the
complaint deal with Dr. Levy's alleged breaches while an employee of Paladin. One seeks damages in favor of Paladin because of Dr. Levy's alleged fraud in causing Paladin to purchase the Books from an outside source, despite the fact that Paladin is the owner of the copyrights to the Books. The other seeks injunctive relief for breach of employment contract on the basis that Dr. Levy was allegedly competing with Paladin and was diverting Paladin's business opportunities for her own benefit. Another of the counts in the complaint is for civil conspiracy against all of the defendants, including Ms. Levy and LDLearning.Com ("LD Learning"), Ms. Levy's company, for allegedly conspiring to register some of the copyrights to the Books in the name of LD Learning and for selling and distributing the Books without Paladin's consent. The last count in the complaint alleges that based on Dr. Levy's breaches of her employment agreement with Paladin, Nobel is entitled to repurchase the DRC Membership Interest in accordance with the formula set forth in the Agreement of Operation of Nobel Learning Solutions, LLC, entered into between DRC and Nobel on August 14, 1998 (the "Operation Agreement").

     On October 10, 2000, the defendants filed an answer and affirmative defenses to the complaint. The defendants generally denied the allegations and asserted thirteen affirmative defenses. On that same date, DRC, Dr. Levy and LD Learning filed a twelve count counterclaim. The counterclaim alleges, among other things, that Paladin's termination of Dr. Levy's employment was not "for cause" and that, therefore, Nobel is not entitled to repurchase the DRC Membership Interest and that its efforts to do so constitute conversion of the DRC Membership Interest. In the Counterclaim, DRC and Dr. Levy also sue the Company for breach of fiduciary duty, breach of the Operation Agreement and for an accounting (for allegedly conspiring with Paladin to terminate Dr. Levy, for violating the non-compete provision of the Operation Agreement and for failing to provide financial information). Dr. Levy has sued Paladin for breach of the employment agreement for allegedly terminating her without cause and for requiring her to perform tasks outside the terms of the employment agreement. The Counterclaim also alleges that Dr. Levy was terminated in violation of Florida's Whistle Blower Law. Lastly, LD Learning has sued Paladin for copyright infringement alleging that Paladin has used the Books without permission.

     The defendants' response to counterclaim and their motion to strike affirmative defenses are both due on November 17, 2000. Discovery in this lawsuit is in its very early stages. The Company has not yet had an opportunity to fully assess the alleged merits of the counterclaim but believes them to be without substantial support at this time. The Company is currently being represented by the law firm of Duane, Morris & Heckscher, LLP. The Company intends to vigorously pursue its claims set forth in the complaint and to vigorously defend against the counterclaim.

Item 6.  Exhibits and Reports on Form 8-K

27    Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       NOBEL LEARNING COMMUNITIES, INC.



Dated: November 14, 2000        By:   /s/ William E. Bailey
                                   -----------------------------------
                                   William E. Bailey
                                   Vice President/Chief Financial Officer
                                   (duly authorized officer and
                                   principal financial officer)

                                   Exhibits

Exhibit
Number      Description of Exhibits

27    Financial Data Schedule