Form 10-Q
period 2000-12-31
NOBEL LEARNING COMMUNITIES INC
filed 2001-02-14
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended: December 31, 2000

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,192,898 shares of Common Stock outstanding at February 14, 2001.

                              INDEX TO FORM 10-Q

                       Nobel Learning Communities, Inc.


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------

Item 1.  Financial Statements

         Consolidated Balance Sheets,
         December 31, 2000 (unaudited) and June 30, 2000..................  2

         Consolidated Statements of Income for the
         six months ended December 31, 2000 (unaudited)
         and 1999 (unaudited).............................................  3

         Consolidated Statements of Income for the
         three months ended December 31, 2000 (unaudited)
         and 1999 (unaudited).............................................  4

         Consolidated Statements of Cash Flows for the
         six months ended December 31, 2000 (unaudited)
         and 1999 (unaudited).............................................  5

         Notes to Consolidated Interim Financial Statements...............  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................14

Item 4.  Submission of Matters to Vote of Security Holders.................15

Item 6.  Exhibits and Reports on Form 8-K..................................17

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

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)


Current Assets                                                                            December 31,2000      June 30,2000
--------------------------------------------------------                                  ----------------      ------------
  Cash and cash equivalents                                                                $         3,175       $     3,798
  Accounts receivable, less allowance for                                                            2,510             2,187
  doubtful accounts of $293 and $288 in December and June of 2000 respectively
  Real estate under contract                                                                           868                 0
  Prepaid rents                                                                                      2,129             1,591
  Other prepaid expenses                                                                             1,035               772
                                                                                          -----------------     -------------
Total Current Assets                                                                                 9,717             8,348
                                                                                          -----------------     -------------

Property, & equipment at cost                                                                       51,530            45,392
Accumulated depreciation                                                                           (18,236)          (16,304)
                                                                                          -----------------     -------------
Total Property & Equipment                                                                          33,294            29,088

Property and equipment held for sale                                                                 9,629             8,078
Goodwill                                                                                            50,231            49,794
Deposits and other assets                                                                            3,953             3,250
                                                                                          -----------------     -------------
Total Assets                                                                               $       106,824       $    98,558
                                                                                          =================     =============

Liabilities and Stockholders' Equity
---------------------------------------------------------
Current portion of long-term obligations                                                   $         7,624       $     6,230
Accounts payable and other current liabilities                                                       8,893             8,994
Cash overdraft liability                                                                             4,215             3,768
Deferred revenue                                                                                     7,383             6,235
                                                                                          -----------------     -------------

Total Current Liabilities                                                                           28,115            25,227
                                                                                          -----------------     -------------


Long-term obligations                                                                               28,777            23,260
Long-term subordinated debt                                                                         12,216            12,892
Deferrred gain on sale/leaseback                                                                        17                20
Minority interest in consolidated subsidiary                                                           582               601
                                                                                          -----------------     -------------

Total Liabilities                                                                                   69,707            62,000

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,587,524 at December 31, 2000, and June 30, 2000;
  $5,524  aggregate liquidation preference at December 31, 2000                                          5                 5
  and June 30, 2000.

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 6,170,299 at December 31, 2000 and 6,126,168 at June 30, 2000.                             6                 6

Treasury Stock, cost; 230,510 shares                                                                (1,375)           (1,375)
Additional paid in capital                                                                          39,662            39,256
Accumulated deficit                                                                                 (1,181)           (1,334)
                                                                                          -----------------     -------------

Total Stockholders' Equity                                                                          37,117            36,558
                                                                                          -----------------     -------------

Total Liabilities & Stockholders' Equity                                                   $       106,824       $    98,558
                                                                                          =================     =============


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                      Consolidated Statements Of Income
              for the six months ended December 31, 2000 and 1999
              ---------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)


                                                                            2000           1999
                                                                     -----------     ----------

Revenues                                                              $   69,954      $  58,877

Total operating expenses                                                  62,631         51,942
                                                                     ------------    -----------

School operating profit                                                    7,323          6,935

General and administrative expenses                                        5,082          4,500

                                                                     ------------    -----------
   Operating income                                                        2,241          2,435

Interest expense                                                           2,186          1,619
Other income                                                                (258)           (82)
Minority interest in earnings of consolidated subsidiary                     (19)            36
                                                                     ------------    -----------

Income before taxes                                                          332            862

Income taxes                                                                 139            362
                                                                     ------------    -----------
Net income                                                                   193            500
                                                                     ============    ===========

Preferred stock dividends                                             $       40      $      41
                                                                     ------------    -----------

Net income available to common stockholders                           $      153      $     459
                                                                     ============    ===========

Basic earnings per share                                              $     0.03      $    0.08
                                                                     ============    ===========

Diluted earnings per share                                            $     0.03      $    0.07
                                                                     ============    ===========



The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
             for the three months ended December 31, 2000 and 1999
             -----------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                                              2000                1999
                                                                   ---------------      --------------
Revenues                                                            $      37,265        $     31,532

Total operating expenses                                                   33,115              27,324
                                                                   ---------------      --------------

School operating profit                                                     4,150               4,208

General and administrative expenses                                         2,573               2,379

                                                                   ---------------      --------------
   Operating income                                                         1,577               1,829

Interest expense                                                            1,134                 815
Other income                                                                 (260)                (63)
Minority interest in earnings of consolidated subsidiary                      (12)                 16
                                                                   ---------------      --------------

Income before taxes                                                           715               1,061

Income taxes                                                                  300                 446
                                                                   ---------------      --------------

Net income                                                                    415                 615
                                                                   ===============      ==============

Preferred stock dividends                                           $          19        $         21
                                                                   ---------------      --------------

Net income available to common stockholders                         $         396        $        594
                                                                   ===============      ==============

Basic earnings per share                                            $        0.07        $       0.10
                                                                   ===============      ==============

Diluted earnings per share                                          $        0.06        $       0.08
                                                                   ===============      ==============


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
              for the six months ended December 31, 2000 and 1999
            -------------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)

                                                                         2000             1999
                                                                  -----------       ----------
Net Cash Provided By Operating Activities                          $    1,558        $   4,668
Cash Flows From Investing Activities:
  Proceeds from sale of real estate                                     3,672            1,289
  Capital expenditures                                                (11,477)          (6,346)
  Payment for acquisitions                                               (536)          (2,363)
                                                                  -----------       ----------

Net Cash Provided By (Used In) Investing Activities:                   (8,341)          (7,420)
                                                                  -----------       ----------

Cash Flows From Financing Activities:
  Repayment of capital lease obligation                                   (48)             (45)
  Payments of dividends on preferred stock                                (40)             (41)
  Proceeds from long term debt                                          9,171            8,604
  Repayment of long term debt                                          (2,659)          (5,546)
  Repayment of subordinated debt                                         (711)            (516)
  Cash Overdraft                                                          447                0
                                                                  -----------       ----------

Net Cash Provided by Financing Activities:                              6,160            2,456
                                                                  -----------       ----------

Net increase (decrease) in cash and cash equivalents                     (623)            (296)
Cash and cash equivalents at the beginning of the period                3,798            1,640
                                                                  -----------       ----------

Cash and cash equivalents at the end of the period                 $    3,175        $   1,344
                                                                  ===========       ==========


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

              NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements
             for the six months ended December 30, 2000 and 1999
                                  (unaudited)





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

Certain prior period adjustments have been reclassified to conform to the current year's presentation.

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


                                          For the Three Months December 31,      For the Six Months December 31,
                                          ---------------------------------      -------------------------------
                                                   2000                1999               2000            1999
                                          ---------------------------------      -------------------------------
Basic earnings per share
--------------------------------------

Net income                                $         415       $         615      $         193   $         500

Less preferred dividends                  $          19       $          21      $          40   $          41
                                          -------------       -------------      -------------   -------------

Net income available for
common stock                              $         396       $         594      $         153   $         459
                                          -------------       -------------      -------------   -------------

Average common stock                              5,975               5,929              5,967           5,928
outstanding

Basic earnings per share                  $        0.07       $        0.10      $        0.03   $        0.08
                                          -------------       -------------      -------------   -------------


Dilutive earnings per share
--------------------------------------

Net income available for
common stock and dilutive securities      $         415       $         615      $         193   $         500
                                          -------------       -------------      -------------   -------------

Average common stock
outstanding                                       5,975               5,929              5,967           5,928

Options,warrants and
and convertible securities                        1,433               1,443              1,433           1,443
                                          -------------       -------------      -------------   -------------

Average common stock and
dilutive securities outstanding                   7,408               7,371              7,400           7,371


Dilutive earnings per share               $        0.06       $        0.08      $        0.03   $        0.07
                                          -------------       -------------      -------------   -------------


Note 3 - Acquisitions
---------------------

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the Six Months Ended December 31, 2000 vs the Six Months ended December 31, 1999

Currently, the Company operates 168 schools. Since June 2000 through February 2001, the Company has opened 23 new schools: two elementary schools, eleven preschools, seven schools for learning challenged (the Paladin Academy schools), three charter schools. During the last twelve months, the Company has acquired the assets of four preschools, one school for the learning challenged and an educational products company ("The Activities Club"). The Company has also closed three underperforming schools.

Revenues for the six months ended December 31, 2000 increased $11,077,000 or 18.8% to $69,954,000 from $58,877,000 for the six months ended December 31, 1999. The increase in revenues is primarily attributable to the increase in enrollment, tuition increases and the increase in the number of new and acquired schools and businesses.

Same school revenue (schools that were opened in both periods) increased $4,810,000 or 8.3% in the six months ended December 31, 2000 compared to the same period of the prior year. This increase is related to tuition and enrollment increases and the maturing of schools opened in 1999. The increase in revenues related to the 23 new schools opened totaled $5,100,000. Schools and businesses acquired during the last twelve months contributed additional revenues of $2,170,000. These increases were offset by a decrease in revenues of $1,003,000 related to the schools closings.

School operating profit for the six months ended December 31, 2000 increased $388,000 or 5.6% to $7,323,000 from $6,935,000 for the six months ended December 31, 1999. Total school operating profit as a percentage of revenue decreased from 11.8% to 10.5%.

Same school operating profit increased $1,606,000 or 22.9%. Same school operating profit margin improved from 12.1% for the six months ended December 31, 1999 to 13.8% for the six months ended December 31, 2000. The increase in same school operating profit is due to the revenue increases, lower operating expenses and the maturing of the schools opened in 1999. For the six months ended December 31, 2000 new schools incurred losses of $939,000. Included in these losses were $643,000 associated with the two Arizona based charter schools. The losses associated with the Arizona schools are attributable to lower than expected enrollment. Schools and businesses acquired in the last twelve months decreased school operating income by $275,000. This decrease is attributable to the seasonal nature of The Activities Club. School product sales are highest during the last fiscal quarter (April to June) as this is the time period schools place orders for the next school year. The net effect of school closings decreased school operating profit by $4,000.

General and administrative expenses increased $582,000 or 12.9% from $4,500,000 for the six months ended December 31, 1999 to $5,082,000 for the six months ended December 31, 2000. As a percentage of revenue, general and administrative expense decreased from 7.6% at December 31, 1999 to 7.3% at December 31, 2000. This increase in general and administrative expenses was primarily related to management additions necessary to support the continued growth in the Company's specialty school and charter school strategies.

Operating income decreased $194,000 or 8.0% from $2,435,000 for the six months ended December 31, 1999 to $2,241,000 for the six months ended December 31, 2000. The decrease is the result of a decrease in school operating profit as described above and the increase in general and administrative expenses.

For the six months ended December 31, 2000, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $5,694,000. This represents an increase of $439,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $567,000 or 35.0% from $1,619,000 for the six months ended December 31, 1999 to $2,186,000 for the six months ended December 31, 2000. The increase is due to increased interest rates on the Company's credit facility and increased borrowings for acquisitions, new school development and to fund the development of its new charter schools. This increase was offset by a reduction in interest expense on seller subordinated debt.

Other income increased $176,000 due to interest income from investments in minority owned school and business.

Income before taxes decreased 61.5% from $862,000 for the six months ended December 31, 1999 to $332,000 for the six months ended December 31, 2000.

Income tax expense totaled $139,000 for the six months ended December 31, 2000 which reflects a 42% effective tax rate.

For the Second Quarter Ended December 31, 2000 vs the Second Quarter ended December 31, 1999

Revenues for the second quarter ended December 31, 2000 increased $5,733,000 or 18.2% to $37,265,000 from $31,532,000 for the second quarter ended December 31, 1999. The increase in revenues is primarily attributable to the increase in enrollment and to a lesser extent the increase in the number of schools.

Same school revenue (schools that were opened in both periods) increased $1,592,000 or 5.1% in the three months ended December 31, 2000 compared to the same period of the prior year. This increase is related to tuition and enrollment increases and the maturing of schools opened in 1999. The increase in revenues related to the 23 new schools opened totaled $3,369,000. Schools and businesses acquired during the last twelve months contributed additional revenues of $1,143,000 in the second quarter. These increases were offset by a decrease in revenues of $371,000 related to the schools closings as compared to the same period in the prior year.

School operating profit for the second quarter ended December 31, 2000 decreased $58,000 or 1.4% to $4,150,000 from $4,208,000 for the second quarter ended December 31, 1999. Total school operating profit margin decreased from 13.3% to 11.1%.

Same school operating profit increased $300,000 or 7.1%. Same school operating profit margin improved from 13.5% for the three months ended December 31, 1999 to 13.7% for the three months ended December 31, 2000. The increase in same school operating profit is due to the revenue increases, lower operating expenses and the maturing of the schools opened in 1999. For the three months ended December 31, 2000 new schools incurred losses of $190,000. Included in these losses were $288,000 associated with the two Arizona based charter schools. The losses associated with the Arizona schools are attributable to lower than expected enrollment. Schools and businesses acquired in the last twelve months decreased school operating income by $147,000. This decrease is attributable to the seasonal nature of The Activities Club. School product sales are highest during the last fiscal quarter (April to June) as this is the time period schools place orders for the next school year. The net effect of school closings decreased school operating profit by $21,000 as compared to the same period in the prior year.

General and administrative expenses increased $194,000 or 8.2% from $2,379,000 for the second quarter ended December 31, 1999 to $2,573,000 for the second quarter ended December 31, 2000. As a percentage of revenue, general and administrative expense decreased from 7.5% at December 31, 1999 to 6.9% at December 31, 2000.

Operating income decreased $252,000 or 13.8% from $1,829,000 for the quarter ended December 31, 1999 to $1,577,000 for the quarter ended December 31, 2000. The decrease is the result of a decrease in school operating profit as described above and by the increase in general and administrative expenses and increased new school development cost.

For the second quarter of fiscal 2000, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $3,476,000. This represents an increase of $175,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $319,000 or 39.1% from $815,000 for the quarter ended December 31, 1999 to $1,134,000 for the quarter ended December 31, 2000. The increase is due to increased interest rates on the Company's credit facility and increased borrowings for acquisitions, new school development and to fund the development of its new charter schools. This increase was offset by a reduction in interest expense on seller subordinated debt.

Other income increased $197,000 due to interest income from investments in minority owned schools and business.

Income before taxes decreased 32.6% from $1,061,000 for the quarter ended December 31, 1999 to $715,000 for the quarter ended December 31, 2000.

Income tax expense totaled $300,000 for the quarter ended December 31, 2000, which reflects a 42% effective tax rate.

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

In order for the Company to continue its acquisition strategy and development of new education business, the Company will continue to seek additional funds through debt and equity financing. Also, the Company and its senior lender are currently negotiating to increase the Company's available borrowing by $15,000,000.

The Company anticipates that its existing principal credit facilities, cash generated from operations and from anticipated proceeds of sale and leaseback transactions relating to certain real properties, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures and renovations and the building of new schools in the near term future. If the Company is unsuccessful in consummating the increase in available senior lender borrowings referenced above or such sale and leaseback transactions, it may need to postpone certain capital expenditures. If neither of these transactions occur on a timely basis, the Company may have to seek a temporary postponement on certain senior debt repayments until one of the transactions mentioned above are consummated. Adverse consequences to the Company of any such postponement would be related to the period of delay and the amount of the capital expenditures postponed.

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

Under the Term Loan Facility, quarterly principal payments of $250,000 were required the four quarters from April 2000 through January 2001; thereafter quarterly installment of $562,500 are required until January 2005.

At December 31, 2000, $8,236,000 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $14,243,000 was outstanding under the Acquisition Credit Facility and $9,250,000 was outstanding under the Term Loan.

In October and November 2000, the Company received a total of approximately $2,800,000 from two transactions. The Company was reimbursed for its leasehold improvements for one of its charter schools and entered into a sale and leaseback transaction for one of its private schools.

Total cash and cash equivalents decreased $623,000 from $3,798,000 at June 30, 2000 to $3,175,000 at December 31, 2000. The net decrease was related to an increase in cash provided from operations totaling $1,558,000 and borrowings on the senior credit facility of $9,172,000 offset by $11,471,000 in capital expenditures for new school openings, charter schools and acquisitions.

The working capital deficit increased $1,519,000 from $16,879,000 at June 30, 2000 to $18,398,000 at December 31, 2000. The increase is primarily the result of the increase in deferred revenue totaling $1,148,000, an increase of $1,394,000 in current maturities in long term debt, and an increase in cash overdraft liability of $447,000. These increases were offset by an increase of $538,000 in prepaid rents, an increase of $323,000 in accounts receivable and an increase in real estate under contract of $868,000. The increase in deferred revenues is related to the prepayment of annual and semi-annual tuition by parents at the beginning of the school year. The increase in current maturities of long term debt is due to payments that will be required to be paid on the Company's senior credit facility over the next twelve months.

Recently Issued Accounting Standards
------------------------------------

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

                                    Part II
                                    -------

                               Other Information

Item 1 - Legal Proceedings

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

     On October 10, 2000, the defendants filed an answer and affirmative defenses to the complaint. The defendants generally denied the allegations and asserted thirteen affirmative defenses. On November 17, 2000, DRC, Dr. Levy and LD Learning filed a fifteen count amended counterclaim. The amended counterclaim alleges, among other things, that Paladin's termination of Dr. Levy's employment was not "for cause" and that, therefore, Nobel is not entitled to repurchase the DRC Membership Interest and that its efforts to do so constitute conversion of the DRC Membership Interest. In the Counterclaim, DRC and Dr. Levy also sue the Company for breach of fiduciary duty, breach of the Operation Agreement, for an accounting (for allegedly conspiring with Paladin to terminate Dr. Levy, for violating the non-compete provision of the Operation Agreement and for failing to provide financial information), and for breach of the Guarantees of Payment to DRC and to Dr. Levy. Dr. Levy has sued Paladin for breach of the employment agreement for allegedly terminating her without cause and for requiring her to perform tasks outside the terms of the employment agreement. The Amended Counterclaim also alleges that Dr. Levy was terminated in violation of Florida's Whistle Blower Law. Lastly, LD Learning has sued Paladin for copyright infringement alleging that Paladin has used the Books without permission.

     On December 4, 2000, the defendants filed Answer and Affirmative Defenses to Defendants' Amended Counterclaim, answering only certain of the counts in the Amended Counterclaim. In addition, the defendants filed a Motion to Dismiss Counts II, IV, IX and X of the Amended Counterclaim. The Motion to Dismiss is now fully briefed but has not been ruled upon by the court.

     Discovery in this lawsuit has commenced with the parties exchanging documents that they believe support their claims and making initial disclosures of possible witnesses. Trial in this matter has been scheduled to commence at any time after October 26, 2001.

     The Company is in the process of assessing the alleged merits of the counterclaim but believes them to be without substantial support at this time. The Company is currently being represented by the law firm of Duane, Morris & Heckscher, LLP. The Company intends to vigorously pursue its claims set forth in the complaint and to vigorously defend against the counterclaim.


Item 4 - Submission of Matters to Vote of Security Holders

A. An annual meeting of the stockholders of the Company was held on November 16, 2000. The total shares eligible to vote on the record date included 5,976,599 shares of Common Stock, 1,023,694 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock and 1,063,830 shares of Series D Preferred Stock. Each share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is convertible into 0.294,
     0.25 and 0.25 shares of Common Stock, respectively. These shares represent a total of 7,168,523 votes.

B.   At the meeting:

     1.   Election of Director
          --------------------

     Three directors (John R. Frock, Eugene G. Monaco, and Robert E. Zobel) were elected to serve until the 2003 Annual Meeting. The term of office of Edward Chambers, A.J. Clegg and Peter Havens continues until the 2002 Annual Meeting. The term of office of Pamela S. Lewis and William L. Walton continues until the 2001 Annual Meeting.

     2.   Ratification of Independent Auditors
          ------------------------------------

The selection of PricewaterhouseCoopers, LLP as the Company's independent auditors for fiscal 2001 was approved by the requisite vote, the votes cast being as follows:


         Voted for                  4,832,388
         Voted against                      0
         Withheld                           0
         Abstentions                    2,325
         Broker Non-votes                   0
                              ---------------
                                    4,834,713

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

27   Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOBEL LEARNING COMMUNITIES, INC.



Dated: February 14, 2001                 By:    /s/ William E. Bailey
                                            -----------------------------------
                                         William E. Bailey
                                         Vice President/Chief Financial Officer
                                         (duly authorized officer and
                                                  principal financial officer)

                                    Exhibits

Exhibit
Number            Description of Exhibit

27       Financial Data Schedule