Form 10-Q
period 2001-03-31
NOBEL LEARNING COMMUNITIES INC
filed 2001-05-15
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended:                        MARCH 31, 2001

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,001,198 shares of Common Stock outstanding at May 11, 2001.

                              INDEX TO FORM 10-Q

                       Nobel Learning Communities, Inc.

                                                                 Page
PART I.    FINANCIAL INFORMATION                                Number
                                                                ------

Item 1.    Financial Statements

           Consolidated Balance Sheets,
           March 31, 2001 (unaudited) and June 30, 2000......    2

           Consolidated Statements of Income for the
           nine months ended March 31, 2001 (unaudited)
           and 2000 (unaudited)..............................    3

           Consolidated Statements of Income for the
           three months ended March 31, 2001 (unaudited)
           and 2000 (unaudited)..............................    4

           Consolidated Statements of Cash Flows for the
           nine months ended March 31, 2001 (unaudited)
           and 2000 (unaudited)..............................    5

           Notes to Consolidated Interim Financial Statements    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....    9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................   14

Item 6.   Exhibits and Reports on Form 8-K...................   17

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

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)

Current Assets                                                                 31-Mar-01    30-Jun-00
---------------------------------------                                      -------------  ----------
  Cash and cash equivalents                                                        $1,786      $3,798
  Accounts receivable, less allowance for
  doubtful accounts of $335 and $288 in December and June of 2000 respectively      3,650       2,187
  Note receivable                                                                   1,664           0
  Prepaid rents                                                                     2,134       1,591
  Other prepaid expenses                                                            1,235         772
                                                                             -------------  ----------
Total Current Assets                                                               10,469       8,348
                                                                             -------------  ----------

Property, & equipment at cost                                                      51,102      45,392
Accumulated depreciation                                                          (19,906)    (16,665)
                                                                             -------------  ----------
Total Property & Equipment                                                         31,196      28,727

Property and equipment held for sale                                               10,206       8,078
Goodwill                                                                           49,811      50,214
Deposits and other assets                                                           4,005       3,250
                                                                             -------------  ----------
Total Assets                                                                     $105,687     $98,617
                                                                             =============  ==========

Liabilities and Stockholders' Equity
---------------------------------------
Current portion of long-term obligations                                          $10,753      $6,293
Accounts payable and other current liabilities                                      7,914       8,819
Cash overdraft liability                                                            2,676       3,768
Deferred revenue                                                                    8,751       6,235
                                                                             -------------  ----------
Total Current Liabilities                                                          30,094      25,115
                                                                             -------------  ----------

Long-term obligations                                                              25,767      23,260
Long-term subordinated debt                                                        11,389      13,249
Deferrred gain on sale/leaseback                                                       16          20
Minority interest in consolidated subsidiary                                          449         415
                                                                             -------------  ----------
Total Liabilities                                                                  67,715      62,059

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,587,524 at March 31, 2001, and June 30, 2000;
  $5,524 aggregate liquidation preference at March 31, 2001                             5           5
  and June 30, 2000.

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 6,228,238 at March 31, 2001 and 6,126,168 at June 30, 2000.               6           6

Treasury Stock, cost; 230,510 shares                                               (1,375)     (1,375)
Additional paid in capital                                                         39,821      39,256
Accumulated deficit                                                                  (485)     (1,334)
                                                                             -------------  ----------
Total Stockholders' Equity                                                         37,972      36,558
                                                                             -------------  ----------
Total Liabilities & Stockholders' Equity                                         $105,687     $98,617
                                                                             =============  ==========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
               for the nine months ended March 31, 2001 and 2000
                 ---------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                                2001          2000
                                                        -------------  ------------
Revenues                                                   $108,910       $92,004

Total operating expenses                                     96,314        80,128
                                                        -------------  ------------

School operating profit                                      12,596        11,876

General and administrative expenses                           8,018         6,931

                                                        -------------  ------------
   Operating income                                           4,578         4,945

Interest expense                                              3,216         2,478
Other income                                                   (305)         (132)
Minority interest in earnings of consolidated subsidiary         34            63
                                                        -------------  ------------

Income before taxes                                           1,633         2,536

Income taxes                                                    724         1,065
                                                        -------------  ------------
Net income                                                      909         1,471
                                                        =============  ============

Preferred stock dividends                                       $61           $62
                                                        -------------  ------------

Net income available to common stockholders                    $848        $1,409
                                                        =============  ============

Basic earnings per share                                      $0.14         $0.24
                                                        =============  ============

Diluted earnings per share                                    $0.12         $0.20
                                                        =============  ============

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
              for the three months ended March 31, 2001 and 2000
                  -------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                              2001          2000
                                                        -----------  -----------
Revenues                                                  $38,956       $33,127

Total operating expenses                                   33,683        28,185
                                                        -----------  -----------

School operating profit                                     5,273         4,942

General and administrative expenses                         2,936         2,432

                                                        -----------  -----------
   Operating income                                         2,337         2,510

Interest expense                                            1,030           859
Other income                                                  (47)          (50)
Minority interest in earnings of consolidated subsidiary       53            27
                                                        -----------  -----------

Income before taxes                                         1,301         1,674

Income taxes                                                  584           703
                                                        -----------  -----------

Net income                                                    717           971
                                                        ===========  ===========

Preferred stock dividends                                     $21           $21
                                                        -----------  -----------

Net income available to common stockholders                  $696          $950
                                                        ===========  ===========

Basic earnings per share                                    $0.12         $0.16
                                                        ===========  ===========

Diluted earnings per share                                  $0.10         $0.13
                                                        ===========  ===========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.


               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               for the nine months ended March 31, 2001 and 2000
                            (Dollars in thousands)
                                  (unaudited)

                                                               2001         2000
                                                         ----------   ----------
Net Cash Provided By Operating Activities                   $4,216       $6,553

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                          4,535        1,896
  Capital expenditures                                     (12,580)      (8,818)
  Issuance of note receivable                               (1,664)           -
  Payment for acquisitions                                    (536)      (2,690)
                                                         ----------   ----------

Net Cash Provided By (Used In) Investing Activities:       (10,245)      (9,612)
                                                         ----------   ----------

Cash Flows From Financing Activities:

  Proceeds from long term debt                              10,358        9,603
  Repayment of long term debt                               (4,109)      (5,687)
  Repayment of subordinated debt                            (1,164)      (1,320)
  Cash overdraft                                            (1,092)           -
  Repayment of capital lease obligation                        (74)         (66)
  Payments of dividends on preferred stock                     (61)         (62)
  Proceeds from exercise of stock options                      159            -
                                                         ----------   ----------

Net Cash Provided by Financing Activities:                   4,017        2,468
                                                         ----------   ----------

Net decrease in cash and cash equivalents                   (2,012)        (591)

Cash and cash equivalents at the beginning of the period     3,798        1,640
                                                         ----------   ----------

Cash and cash equivalents at the end of the period          $1,786       $1,049
                                                         ==========   ==========

The accompanying notes and the notes in the financial statements included in the
      Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

              NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements for the nine months ended March 31, 2001 and 2000
                                  (unaudited)

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

                                     For the Three Months March 31,  For the Nine Months March 31,
                                     --------------- --------------- -------------- --------------
                                               2001            2000            2001           2000
                                     --------------- --------------- -------------- --------------
Basic earnings per share
-----------------------------------

Net income                                    $717            $971            $909         $1,471

Less preferred dividends                        21              21              61             62
                                     --------------- --------------- -------------- --------------

Net income available for
common stock                                  $696            $950            $848         $1,409
                                     --------------- --------------- -------------- --------------

Average common stock
outstanding                                  5,992           5,929           5,975          5,929
                                     --------------- --------------- -------------- --------------

Basic earnings per share                     $0.12           $0.16           $0.14          $0.24
                                     ================  ==============  =============  =============

Dilutive earnings per share
-----------------------------------

Net income available for
common stock and dilutive securities          $717            $971            $909         $1,471
                                     --------------- --------------- -------------- --------------

Average common stock
outstanding                                  5,992           5,929           5,975          5,929

Options,warrants and
and convertible securities                   1,484           1,443           1,518          1,443
                                     --------------- --------------- -------------- --------------

Average common stock and
dilutive securities outstanding              7,476           7,372           7,493          7,372
                                     --------------- --------------- -------------- --------------

Dilutive earnings per share                  $0.10           $0.13           $0.12          $0.20
                                     =============== =============== ============== ==============

Note 3 - Acquisitions
---------------------

In August 2000, the Company acquired the assets of Rainbow World Day Care School in Chalfont, Pennsylvania, with a capacity of 180 students and estimated revenues of $845,000. The purchase price consisted of $493,000 in cash and 44,131 shares of the Company's Common Stock (valued at $9.20 per share).

Note 4 - Note Receivable
------------------------

The note receivable of $1,664,000 represents amounts due from People for People, Inc. related to construction cost for a proposed charter school financed by the Company. The principal amount of the note is due August 31, 2001, and interest therein will be paid in installments thereafter. Interest on the note accrued at 2.5% over prime from July 11, 2000 to April 16, 2001 and at 14% through maturity. People for People entered into a mortgage loan agreement on April 16, 2001 to fund the remaining construction cost and, upon the completion of construction, to repay amounts due the Company.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FOR THE NINE MONTHS ENDED MARCH 31, 2001 VS THE NINE MONTHS ENDED MARCH 31, 2000

Currently, the Company operates 170 schools. Since June 2000 through May 2001, the Company has opened 23 schools and acquired 3 new schools: three elementary schools, fourteen preschools, six schools for learning challenged (the Paladin Academy schools), three charter schools. The Company has also closed three underperforming schools.

Revenues for the nine months ended March 31, 2001 increased $16,906,000 or 18.4% to $108,910,000 from $92,004,000 for the nine months ended March 31, 2000. The increase in revenues is primarily attributable to the increase in enrollment, tuition increases and the increase in the number of new and acquired schools and businesses.

Same school revenue (schools that were opened in both periods) increased $8,155,000 or 9.0% in the nine months ended March 31, 2001 compared to the same period of the prior year. This increase is related to tuition and enrollment increases and the maturing of schools opened in 1999. The increase in revenues related to the 23 new schools opened totaled $8,535,000. Acquired schools contributed additional revenues of $1,490,000. The revenues for The Activities Club (`TAC"), a business purchased in December 1999, increased $38,000 over the same period in the prior year. These increases were offset by a decrease in revenues of $1,312,000 related to the closed schools.

School operating profit for the nine months ended March 31, 2001 increased $720,000 or 6.1% to $12,596,000 from $11,876,000 for the nine months ended
March 31, 2000. Total school operating profit as a percentage of revenue decreased from 12.9% to 11.6%.

Same school operating profit increased $1,937,000 or 16.3%. Same school operating profit margin improved from 13.2% for the nine months ended
March 31, 2000 to 14.1% for the nine months ended March 31, 2001. The increase in same school operating profit is due to the revenue increases, lower operating expenses and the maturing of the schools opened in 1999. For the nine months ended March 31, 2001 new schools incurred losses of $900,000. Included in these losses were $824,000 associated with the Company's two Arizona based charter schools. The losses associated with the Arizona schools are attributable to lower than expected enrollment. Acquired schools increased school operating income by $173,000. Operating income from TAC decreased by $435,000 as compared to the same period in the prior year. TAC is in the process of bidding on several large contracts for product sales. If TAC is unsuccessful in receiving some of these contracts, the future operations of TAC could be adversely affected. The net effect of school closings decreased school operating profit by $55,000.

General and administrative expenses increased $1,087,000 or 15.7% from $6,931,000 for the nine months ended March 31, 2000 to $8,018,000 for the nine months ended March 31, 2001. As a percentage of revenue, general and administrative expense decreased from 7.5% at March 31, 2000 to 7.4% at March 31, 2001. This increase in general and administrative expenses was primarily related to management additions necessary to support the continued growth in the Company's specialty school and charter school strategies and an increase in fees for professional services.

Operating income decreased $367,000 or 7.5% from $4,945,000 for the nine months ended March 31, 2000 to $4,578,000 for the nine months ended March 31, 2001. The decrease is the result of the increase in general and administrative expenses and the losses associated with TAC and the two Arizona based charter schools.

For the nine months ended March 31, 2001, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $10,005,000. This represents an increase of $361,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $738,000 or 29.8% from $2,478,000 for the nine months ended March 31, 2000 to $3,216,000 for the nine months ended March 31, 2001. The increase is due to increased interest rates on the Company's credit facility and increased borrowings for acquisitions, new school development and to fund the development of its new charter schools. This increase was offset by a reduction in interest expense on seller subordinated debt.

Other income increased $173,000 due to interest income from various investments in equity investments and notes receivable.

Income before taxes decreased 35.6% from $2,536,000 for the nine months ended March 31, 2000 to $1,633,000 for the nine months ended March 31, 2001.

Income tax expense totaled $724,000 for the nine months ended March 31, 2001 which reflects a 44.3% effective tax rate. This rate is in excess of amounts computed by applying federal income tax rates to income before income taxes due primarily to non-deductible goodwill incurred with acquisitions for stock and state income taxes.

FOR THE THIRD QUARTER ENDED MARCH 31, 2001 VS THE THIRD QUARTER ENDED MARCH 31, 2000

Revenues for the third quarter ended March 31, 2001 increased $5,829,000 or 17.6% to $38,956,000 from $33,127,000 for the third quarter ended
March 31, 2000. The increase in revenues is primarily attributable to the increase in enrollment, tuition increases and the increase in the number of new and acquired schools and businesses.

Same school revenue (schools that were opened in both periods) increased $2,169,000 or 6.7% in the three months ended March 31, 2001 compared to the same period of the prior year. This increase is related to tuition and enrollment increases and the maturing of schools opened in 1999. The increase in revenues related to the 23 new schools opened totaled $3,693,000. Acquired schools contributed additional revenues of $549,000 in the third quarter. These increases were offset by a decrease in revenues of $353,000 related to the schools closings as compared to the same period in the prior year and by a decrease in revenues from TAC of $229,000.

School operating profit for the third quarter ended March 31, 2001 increased $331,000 or 6.7% to $5,273,000 from $4,942,000 for the third quarter ended
March 31, 2000. Total school operating profit margin decreased from 14.9% to 13.5%.

Same school operating profit increased $485,000 or 9.9%. Same school operating profit margin improved from 15.1% for the three months ended March 31, 2000 to 15.5% for the three months ended March 31, 2001. The increase in same school operating profit is due to the revenue increases, lower operating expenses and the maturing of the schools opened in 1999. For the three months ended
March 31, 2001 new schools did not incur additional losses over the prior year; however, losses of $181,000 were associated with the two new Arizona based charter schools. The losses associated with the Arizona schools are attributable to lower than expected enrollment. Acquired schools increased school operating income by $60,000. Operating income from TAC decreased by $193,000 during the third quarter. TAC is in the process of bidding on several large contracts for product sales. If TAC is unsuccessful in receiving some of these contracts, the future operations of TAC could be adversely affected. The net effect of school closings decreased school operating profit by $21,000 as compared to the same period in the prior year.

General and administrative expenses increased $504,000 or 20.7% from $2,432,000 for the third quarter ended March 31, 2000 to $2,936,000 for the third quarter ended March 31, 2001. As a percentage of revenue, general and administrative expense increased from 7.3% at March 31, 2000 to 7.5% at March 31, 2001. This increase in general and administrative expenses was primarily related to management additions necessary to support the continued growth in the Company's specialty school and charter school strategies and an increase in fees for professional services.

Operating income decreased $173,000 or 6.9% from $2,510,000 for the quarter ended March 31, 2000 to $2,337,000 for the quarter ended March 31, 2001. The decrease is the result of the increase in general and administrative expenses and the losses associated with TAC and the two Arizona based charter schools.

For the third quarter of fiscal 2001, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $4,064,000. This represents an decrease of $105,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense increased $171,000 or 20.0% from $859,000 for the quarter ended March 31, 2000 to $1,030,000 for the quarter ended March 31, 2001. The increase is due to increased borrowings for acquisitions, new school development and to fund the development of its new charter schools. This increase was offset by a reduction in interest expense on seller subordinated debt.

Income before taxes decreased 22.3% from $1,674,000 for the quarter ended March 31, 2000 to $1,301,000 for the quarter ended March 31, 2001.

Income tax expense totaled $584,000 for the quarter ended March 31, 2001, which reflects a 44.9% effective tax rate. This rate is in excess of amounts computed by applying federal income tax rates to income before income taxes due primarily to non-deductible goodwill incurred with acquisitions for stock and state income taxes.

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

In order for the Company to continue its acquisition strategy and development of new education business, the Company will continue to seek additional funds through debt and equity financing. Also, the Company and its senior lender are currently negotiating to increase the Company's available borrowing by $5,000,000.

The Company anticipates that its existing principal credit facilities, cash generated from operations and from anticipated proceeds of sale and leaseback transactions relating to certain real properties, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures and renovations and the building of new schools in the near term future. If the Company is unsuccessful in consummating the increase in available senior lender borrowings referenced above or such sale and leaseback transactions, it may need to postpone certain capital expenditures. If neither of these transactions occur on a timely basis, the Company may have to seek a temporary postponement on certain senior debt repayments until one of the transactions mentioned above is consummated.
Adverse consequences to the Company of any such postponement would be related to the period of delay and the amount of the capital expenditures postponed.

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

Working Capital Credit Facility A and B funds are available until March 2002. On March 9, 2001, the Amended and Restated Loan and Security Agreement was amended to extend the date of the first principal payments under the Acquisition Credit Facility to July 2001. At that time the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments.

Under the Term Loan Facility, quarterly principal payments of $250,000 were required the four quarters from April 2000 through January 2001; thereafter quarterly installment of $562,500 are required until January 2005.

At March 31, 2001, $7,466,000 was outstanding under Working Capital Credit Facility A and Working Capital Credit Facility B, $15,000,000 was outstanding under the Acquisition Credit Facility and $9,000,000 was outstanding under the Term Loan.

In October and November 2000, the Company received a total of approximately $2,800,000 from two transactions. The Company was reimbursed for its leasehold improvements for one of its charter schools and entered into a sale and leaseback transaction for one of its private schools. In February 2001, the Company completed an additional sale leaseback transaction for $863,000 related to a private school.

Total cash and cash equivalents decreased $2,012,000 from $3,798,000 at June 30, 2000 to $1,786,000 at March 31, 2001. The net decrease was related to $12,580,000 in capital expenditures for new school openings, charter schools and acquisitions offset by an increase in cash provided from operations totaling $4,216,000 and net borrowings on the senior credit facility of $6,249,000

The working capital deficit increased $2,858,000 from $16,767,000 at June 30, 2000 to $19,625,000 at March 31, 2001. The increase is primarily the result of the increase in deferred revenue totaling $2,516,000 and an increase of $4,460,000 in current maturities in long term debt. These increases were offset by an increase of $543,000 in prepaid rents, an increase of $1,463,000 in accounts receivable, the issuance of a note receivable of $1,664,000 and a decrease in accounts payable and accrued liabilities of $905,000. The increase in deferred revenues is related to the prepayment of annual and semi-annual tuition by parents before the beginning of the school year. The increase in current maturities of long term debt is due to payments that will be required to be paid on the Company's senior credit facility over the next twelve months. The increase in accounts receivable is due to the timing of payments from charter schools under management contract and the timing of current tuition payments.

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

                                    Part II
                                    -------

                               Other Information

ITEM 1 - LEGAL PROCEEDINGS

     On April 30, 2001, the Company entered into a mutually amicable Settlement Agreement of its lawsuit entitled Nobel Learning Communities, Inc. and Paladin Academy, LLC v. Developmental Resource Center, Inc., Dr. Deborah Levy,. L.D. Learning.Com and Emily Levy, Case No. 00-3286 CIV-KING, filed in the federal district court for the Southern District of Florida. All claims between the various parties were released. In connection with the Settlement Agreement, Developmental Resource Center, Inc. transferred to the Company all its equity interest in Paladin Academy, LLC, which is now owned 100% by the Company. Also, certain payments were made between the various parties to the litigation, none of which are material to the operations of the Company.

Item 6.   Exhibits and Reports on Form 8-K

None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NOBEL LEARNING COMMUNITIES, INC.


Dated: May 14, 2001                By: /s/ William E. Bailey
                                      -----------------------------------
                                   William E. Bailey
                                   Vice President/Chief Financial Officer
                                   (duly authorized officer and
                                        principal financial officer)