Form 10-K
period 2001-06-30
NOBEL LEARNING COMMUNITIES INC
filed 2001-09-28
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

             [x] Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No_____
                                              -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of September 18, 2001, 6,337,561 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of September 18, 2001 was approximately $53,869,000 (based upon the closing sale price of these shares on such date as reported by Nasdaq). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 10% of the outstanding common stock or have the right to designate a member of the board of directors, and no other persons. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2001 (the "Proxy Statement") and to be filed within 120 days after the registrant's fiscal year ended June 30, 2001 are incorporated by reference in Part III.

                               TABLE OF CONTENTS

Item
No.                                                                        Page
                                    PART I

1.   Business............................................................    1
     Executive Officers of the Company...................................   14
2.   Properties..........................................................   15
3.   Legal Proceedings...................................................   15
4.   Submission of Matters to a Vote of Security Holders.................   15


                                    PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters.....................................   16
6.   Selected Financial Data.............................................   18
7.   Management's Discussion and Analysis
     of Financial Condition and Results of Operations....................   19
8.   Financial Statements and Supplementary Data.........................   26
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure..............................   26

                                   PART III

10.  Directors and Executive Officers of the Registrant..................   27
11.  Executive Compensation..............................................   27
12.  Security Ownership of Certain Owners and Management.................   27
13.  Certain Relationships and Related Transactions......................   27

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   28

                                    PART I

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

  Our Fiscal 2001 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. We derive our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While we believe that our assumptions are reasonable, we caution that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of our newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

Item 1.  Business.

General

  We are a leading for-profit provider of education and school management services for the pre-elementary through 12/th/ grade market. Our programs are offered through a network of private schools, charter schools, schools for learning challenged students, and alternative high schools, under the global brand name "Nobel Learning Communities". These schools typically provide summer camps and before-and-after school programs. Our credo is "Quality Education Maximizing a Child's Life Opportunities."

  Our schools are located in California, Pennsylvania, New Jersey, Virginia, Florida, Maryland, North Carolina, South Carolina, Georgia, Illinois, Nevada, Texas, Arizona, Oregon and Washington. The schools operate under various names, including Chesterbrook Academy (East, South and Midwest), Merryhill School
(West), Evergreen Academy (Northwest), Paladin Academy (learning challenged) and Houston Learning Academy (alternative high schools). As of September 18, 2001, we had 171 schools in 15 states, with an aggregate capacity of approximately 28,000 children.

  We are pursuing a four-pronged strategy to take advantage of the significant growth opportunities in the private education market:

     . internal organic growth at existing schools, including expansions of campus facilities

     . new school development in both existing and new markets

     . strategic acquisitions

     . development of new businesses.

  Our strategy is based on meeting the educational needs of children, beginning with infancy. We encourage our children to stay with Nobel schools as they advance each school year, within our geographic clusters called "Nobel Learning Communities." Through the use of strategically designed clusters, we seek to increase market awareness, achieve operating efficiencies, and provide cross-marketing opportunities, particularly by providing feeder populations from pre-elementary school to elementary school, and elementary school to middle school, and to and from our other specialty programs. Centralized administration provides control of program quality and development and significant operating efficiencies.

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

  Under the direction of our Chief Education Officer, we have developed curriculum guidelines for each grade level and content area to assist principals and teachers in planning their daily and weekly programs. At our educator's Web site we have linked the curriculum guidelines to the products and services that are most appropriate for addressing our guidelines. The Web site also provides our educators with links to Nobel's frameworks and philosophy as well as other resources that support our educational mission.

  In 1996, we launched our National Education Advisory Board. Under the direction of Lynn Fontana, our Executive Vice President - Education, the Board includes six nationally known educators each of whom advises Nobel on his or her particular area of expertise:

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

       . Dr. Cathy Collins Block of Texas Christian University (Reading and
         Language Arts)

       . Dr. John N. Mangieri of the Institute for Effective Management
         (Educational Administration)

       . Dr. Arthur L. Costa of the University of California at Sacramento
         (Curriculum and Teacher Development) (Professor Emeritus)

       . Dr. Drew H. Gitomer of Educational Testing Service (Testing and
         Evaluation).

       . Dr. Janet Katz, Curriculum Coordinator, Upper Saddle River Schools
         (Curriculum and Instruction).

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

  We offer sports activities and supplemental programs, which include day field trips coordinated with the curriculum to such places as zoos, libraries, museums and theaters, and, at the middle schools, overnight trips to such places as Yosemite National Park, California and Washington, D.C. Schools also arrange classroom presentations by parents, community leaders and other volunteers, as well as organize youngsters as presenters to community groups and organizations. To enhance better the child's physical, social, emotional and intellectual growth, schools are encouraged to provide fee-based experiences specifically tailored to particular families' interest in such ancillary activities as dance, gymnastics, and instrumental music lessons.

  We recognize that maintaining the quality of our teachers' capabilities and professionalism is essential to sustaining our students' high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers
and external consultants.   Staff members are recognized for the completion of
continuing education experiences, encouraged to pursue formal advanced learning, and rewarded for outstanding performance and achievement. Our educators serve on task forces and committees who regularly review and revise guidelines, programs, tools and current teaching methods.

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

  Principals and directors are also responsible to raise additional revenues through ancillary programs, such as sales of school uniforms, candy, children's portraits and school stores. Our corporate office undertakes central management of several significant ancillary programs. This central management has enabled us to obtain more favorable terms from vendors and to encourage more active participation from schools.

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

  We consider not just the ability of a new market to sustain a single school, but also our ability to support the successful development of a regional cluster of our schools - a Nobel Learning Community ("NLC") - where pre-elementary schools provide a pipeline of students to our elementary schools and other programs. We believe that development of NLC is key to our running efficient, geographically concentrated operations. Our goal is for each Nobel school within NLC to function independently - and also benefit from cross-marketing, cross-referral and brand awareness within the NLC. The combination school structure also allows sharing of resources and costs. Examples include shared athletic facilities, swimming pools, gymnasiums, transportation services, the employment of regional maintenance employees, and the after-hours use of classroom facilities.

  New School Development

  Since June 2000 through June 2001 we opened five elementary schools (including two charter schools), 11 pre-elementary schools, six Paladin Academy schools, one Houston Learning Academy alternative high school and one charter high school. From July 1, 2001 through September 18, 2001, we have opened one pre-elementary school, one elementary and one Paladin Academy school. Throughout the remainder of the twelve months ended June 30, 2002 ("fiscal 2002") we plan to open approximately five elementary schools, five preschools, one Paladin Academy school and one Houston Learning Academy alternative high school.

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

  When we enter a new market, we typically first open pre-elementary schools as a foundation for the NLC. Pre-elementary schools can build enrollments more quickly than elementary school, since most communities do not provide free pre-elementary school. As NLC matures, our pre-elementary schools can supply a student feeder population to Nobel elementary and middle schools and other programs. Our current models for construction of new elementary school facilities embody this mutual supportive concept. In addition to the elementary grades, our new elementary schools typically include pre-elementary classes and, possibly, Paladin Academy classes. As enrollment increases, pre-elementary and Paladin Academy classes can expand to a new facility. In some cases, we plan at the outset for construction of a second building on the same campus after such growth has been attained. Typically, our new schools are single-story stand alone structures located near residential neighborhoods on acreage appropriate to the nature of the school.

  Acquisitions

  Since 1994, Nobel has acquired 78 schools: 50 pre-elementary schools, 22 elementary schools and six high schools. We strive to make only acquisitions which are strategic in nature: to enhance our presence within an existing cluster; to establish a base in a new geographic area with growth potential; or to provide an entry into a new business (e.g., learning challenged students). Key acquisition criteria are reputation, accretion to earnings, geographic location in markets with excellent demographics and growth prospects, ability to integrate into existing NLCs or become the foundation for new NLCs, and quality of personnel.

  Recently, we have used strategic acquisitions to expand our market offerings. These acquisitions not only allow us to enter markets we believe have strong potential, but also present opportunities for profitable synergies with our other educational offerings. In August 1998, we commenced our special education offerings with the acquisition of the Developmental Resource Centers in Southern Florida. With our September 1999 acquisition of the Houston Learning Academy schools, we offer alternative high schools for children who require a more individualized learning environment. This acquisition also gave us potential to expand into the summer school market. The acquisition of The Activities Club facilitated our entry into the summer program and after school program curriculum-based products for the public, charter, and private school markets. Our equity interest in and strategic alliance with Total Education Solutions expanded our special education services to charter and public schools. We expect acquisitions to continue to be a part of our growth strategy.

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

  Paladin Academy day schools offer full day programs serving the special needs of students from kindergarten through high school. The goal of Paladin Academy is to enable students to re-enter mainstream school programs after two to three years. We offer one-on-one tutorial clinics to our day school students, as supplemental instruction, and to other children, college students and adults who require an educational therapy program.

  As of September 18, 2001, we operated 18 Paladin Academy schools. These include three "stand-alone" private schools in South Florida acquired in our August 1998 purchase of the assets of Development Resource Centers, one additional school acquired in February 2000 also in South Florida, one additional stand alone school in Seattle, Washington and thirteen schools located within Nobel elementary schools. As a part of our combination school strategy, most of our new Paladin Academy schools are conducted in classrooms of Nobel Learning Communities elementary schools. Paladin Academy schools are now located in Florida, Virginia, North Carolina, Washington, California, Nevada and New Jersey.

  We believe that NLC clusters will foster the development of the Paladin Academy schools. Existing Nobel schools cluster can refer students requiring special help to Paladin Academy; our marketing efforts can foster name recognition of all services available within the Nobel Learning Community. Also, we can reduce start-up costs and absorbs overhead expense for new Paladin Academy schools by utilizing excess capacity at existing and new elementary schools. Paladin Academy schools can also share beneficial plant and equipment resources, such as soccer fields, basketball courts and the gymnasiums of schools at which they are located, or to which they are proximate.

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

  Charter Schools

  In July 1999, we began management of our first charter school, The Philadelphia Academy Charter School in Philadelphia, PA, which serves 624 students in Kindergarten through eight grade. Our performance under management of that contract resulted in the March 2000 award of two additional contracts to manage new charter schools in Philadelphia (one opened in September 2000 and the other opened in September 2001). Under these management agreements, we provide administrative and development/construction management services to the charter schools pursuant to four or five-year terms, subject to extension. The actual holders of the charters, non-profit entities managed by a board of directors or trustees, fund their own operations, through payments from the School District of Philadelphia. As part of the arrangements with the charter schools, Nobel leases the charter school premises from a third party, and subleases the premises to the non-profit entity.

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

  Since our charter schools operate under a charter granted by a state or school board authority, we would lose the right to operate a school if the charter authority were to revoke the charter. Typically, the charter holder is community group which engages us to manage the school under a management agreement, so the charter authority could base such revocation on actions of the charter holder, which are outside of our control. Also, many state charter school statutes require periodic reauthorization. If state charter school legislation in such states were not reauthorized or were substantially altered, our charter opportunities in the charter school market could be materially adversely affected.

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

  Education is a politically "hot issue", both nationally and in many local areas. The broad public debate has shifted from whether our existing K - 12 system has failed in terms of performance to which reform movements promise the best and quickest improvements.

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

Among others, these include charter schools, private management of public schools, vouchers, home schooling and private schools. Our strategy is to provide parents a quality alternative through Nobel's privately owned and operated schools utilizing a proven curriculum in a safe and challenging environment.

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

  Charter schools, voucher programs, and home schooling are growing rapidly in the United

States, largely in response to acknowledged shortcomings in the traditional public school system. Charter schools are now legal in 37 states, the District of Columbia, and Puerto Rico. Charter schools receive public funds (to be used to fund all expenses, excluding the purchase of real estate) on a per student basis. Charter schools, however, are not bound by most regulations governing public schools. Initially viewed as an experiment when the first charter school opened in 1992, 1,700 charter schools presently serve 350,000 students nationwide. Moreover, greater than two-thirds of these schools have enrollment waiting lists. The United States had approximately 2,000 charter schools at the end of 2000, a number that is expected to grow to 6,000 schools by 2010. Currently, for-profit companies manage only about 10% of the charter schools in the United States. This number is expected to triple over the next five years as the benefits of professional management are validated and established charter school management companies, such as us, enter the market. Major competitors in charter school management include Edison Schools, Inc., Advantage Schools, Beacon Education Management, Charter Schools USA, The Leona Group, National Heritage Academy and SABIS Educational Systems. Other private school operators and post-secondary education providers could possibly enter the charter school market.

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

Employees

  On September 18, 2001, we employed approximately 4,600 persons, approximately 1,400 of whom were employed on a part-time or seasonal basis. We believe that our relationship with our employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

  Our executive officers are as follows:


    Name                Age   Position
------------------------------------------------------------------------

    A. J. Clegg         62    Chairman of the Board of Directors and Chief
                              Executive Officer; Director

    Daryl A. Dixon      41    President and Chief Operating Officer

    John R. Frock       58    Executive Vice President - Corporate Development;
                              Assistant Secretary; Director

    William E. Bailey   42    Vice President and Chief Financial Officer



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

Item 2.  Properties.

  At September 18, 2001, we operated 171 schools on 10 owned and 161 leased properties in 15 states. Our schools are geographically distributed as follows:
31 in California, 22 in North Carolina, 23 in Pennsylvania, 21 in Virginia,18 in Florida, 14 in New Jersey, 10 in Illinois, eight in Texas, eight in Washington, seven in Nevada, three in Oregon, two in South Carolina, two in Arizona, one in Georgia, and one in Maryland. Our schools generally are located in suburban settings.

  The land and buildings which we own are subject to mortgages on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

  From time to time, we purchase undeveloped land for future development; however, at June 30, 2001, we did not hold any such properties. We also own the land and building of three properties in Florida and Maine at which we formerly operated day care centers; two of these properties are leased to third parties.

  We lease 14,022 square feet of space for our corporate offices in Media, Pennsylvania.

Item 3.  Legal Proceedings.

  We are engaged in legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of all such matters will not have a material adverse effect on our consolidated financial position or results of operations. The significance of these matters on our future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

  Our common stock trades on The Nasdaq National Market under the symbol NLCI.

  The table below sets forth the quarterly high and low bid prices for our common stock as reported by Nasdaq for each quarter during the period from July 1, 1999 through June 30, 2001 and for the first quarter to date in Fiscal 2002.

                                                       High       Low


  Fiscal 2000 (July 1, 1999 to June 30, 2000)

  First Quarter..................................      6 1/8     4 1/4
  Second Quarter.................................          9     5 1/8
  Third Quarter..................................     9 5/16     6 1/2
  Fourth Quarter.................................     8 3/16   5 15/16

  Fiscal 2001 (July 1, 2000 to June 30, 2001)

  First Quarter..................................      10        7 3/4
  Second Quarter.................................      8 7/8   4 15/32
  Third Quarter..................................     10 1/4   5 33/64
  Fourth Quarter.................................         10   7 35/64

  Fiscal 2002

  First Quarter (through of September 18, 2001)..          9     6 1/4



Holders

  At September 18, 2001, there were approximately 500 holders of record of shares of common stock.

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

Item 6.   Selected Financial Data.

Selected Financial Data

                                            For the years ending June 30,          Six Months Ended  Year Ended       Year Ended
Operating Data                                        2001        2000        1999  June 30, 1998   December 1997    December 1996
                                                      ----        ----        ----   -------------   -------------    -------------
Revenue                                          $ 147,952   $ 127,407   $ 109,762   $      48,995   $      80,980    $      58,909
School operating expenses                          129,786     110,078      96,475          42,643          70,258           49,078
                                                 ---------   ---------   ---------   -------------   -------------    -------------
School operating profit                             18,166      17,329      13,287           6,352          10,722            9,831
General and administrative expenses                 11,004       9,742       7,717           3,391           5,973            4,190
Restructuring expense                                    -           -           -               -           2,960                -
                                                 ---------   ---------   ---------   -------------   -------------    -------------
Operating income                                     7,162       7,587       5,570           2,961           1,789            5,641
Interest expense                                     4,171       3,373       2,998           1,044           2,047            2,004
Other income                                          (424)       (145)       (248)           (102)           (158)            (482)
Minority interest                                       23          88          74              35              86               94
                                                 ---------   ---------   ---------   -------------   -------------    -------------
Income (loss) before income taxes                    3,392       4,271       2,746           1,984            (186)           4,025
Income tax expense                                   1,596       1,793       1,153             833             250            1,562
                                                 ---------   ---------   ---------   -------------   -------------    -------------
Net (loss) income before Cummulative effect
  of change in accounting principle and
  extraordinary item                                 1,796       2,478       1,593           1,151            (436)           2,463
Cummulative effect of accounting change                295
Extraordinary item                                       -           -           -               -             449                -
                                                 ---------   ---------   ---------   -------------   -------------    -------------
Net income (loss)                                    1,501       2,478       1,593           1,151            (885)           2,463
Preferred dividends                                     81          82          83              51             102              109
                                                 ---------   ---------   ---------   -------------   -------------    -------------
Net income available to common stockholders      $   1,420   $   2,396   $   1,510   $       1,100   $        (987)   $       2,354
                                                 ---------   ---------   ---------   -------------   -------------    -------------
EBITDA
     (earnings before interest, taxes,
     depreciation and amortization expense)      $  14,624   $  13,943   $  11,123   $       5,243   $       4,803    $       8,313
                                                 ---------   ---------   ---------   -------------   -------------    -------------

Basic earnings per share:
Net income (loss) before Cummulative effect
  of change in accounting principle and
  extraordinary item                             $    0.29   $    0.40   $    0.25   $        0.18   $       (0.09)   $        0.42
Cummulative effect of accounting change          $   (0.05)
Extraordinary item                                       -           -           -               -           (0.07)               -
Net income (loss)                                $    0.24   $    0.40   $    0.25   $        0.18   $       (0.16)   $        0.42
                                                 ---------   ---------   ---------   -------------   -------------    -------------

Dilutive earnings per share:
Net income (loss) before Cummulative effect
  of change in accounting principle and
  extraordinary item                             $    0.24   $    0.33   $    0.22   $        0.15   $       (0.09)          $ 0.34
Cummulative effect of accounting change          $   (0.04)
Extraordinary item                                       -           -           -               -           (0.07)               -
                                                 ---------   ---------   ---------   -------------   -------------    -------------
Net income (loss)                                $    0.20   $    0.33   $    0.22   $        0.15   $       (0.16)          $ 0.34
                                                 ---------   ---------   ---------   -------------   -------------    -------------

Balance Sheet Data:
Working capital deficit                          $ (15,453)  $ (16,946)  $ (12,087)  $     (10,221)  $      (7,946)   $      (1,351)
Goodwill and intangibles, net                       50,232      51,447      47,319          43,754          37,923           25,683
Total assets                                       101,784      98,618      81,025          75,020          74,398           56,833
Short-term debt and
Current portion of long-term debt                    6,414       6,293       2,209           2,031           2,793            3,448
Long-term debt                                      36,941      36,509      29,147          26,477          28,470           14,226
Stockholders' equity                                38,601      36,558      34,145          32,736          31,636           32,323

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Fiscal Year ended June 30, 2001 ('2001") compared to the twelve months ended June 30, 2000 ('2000")

The Company's Fiscal year ends on June 30. The fiscal year ended June 30, 2001 was a 52 week year and the fiscal year ended June 30, 2000 was a 53 week year.

Currently, the Company operates 171 schools. Since June 2000 through June 2001, the Company has opened 24 schools and acquired two new schools: three elementary schools, eleven preschools, six schools for learning challenged (the Paladin Academy schools), one alternative high school (Houston Learning Academy) three charter schools (includes two Arizona charter schools purchased in 2000). The Company has also closed three underperforming schools.

Revenues in 2001 increased $20,545,000 or 16.1% to $147,952,000 in 2001 from
$127,407,000 for 2000. After adjusting 2000 to a comparable 52-week basis, revenues would have increased approximately $22,345,000 or 17.9%. The increase in revenues is primarily attributable to the increased enrollment, tuition increases and the increase in the number of new and acquired schools.

Same school revenue (schools that were opened in both periods) increased $7,974,000 from $124,926,000 in 2000 to $132,900,000 in 2001 or 6.4%. This
increase is related to tuition and enrollment increases and the maturing of schools opened in 1999. The increase in revenues that related to the 24 new schools totaled $12,503,000. Acquired schools contributed additional revenues of $1,962,000. The revenues for The Activities Club ('TAC"), a business purchased in December 1999, decreased $238,000 from $640,000 in 2000 to $402,000 in 2001.
These increases were offset by a decrease in revenues of $1,656,000 related to closed schools.

School operating profit for 2001 increased $837,000 or 4.8% to $18,166,000 from $17,329,000 in 2000. Total school operating profit as a percentage of revenue decreased from 13.6% to 12.3%.

Same school operating profit increased $1,898,000 from $17,397,000 in 2000 to $19,295,000 in 2001 or 10.9%. Same school operating profit margin improved from 13.9% in 2000 to 14.5% in 2001. The increase in same school operating profit is due to the revenue increases and the maturing of the schools opened in 1999. For 2001 new schools incurred losses of $711,000. Included in these losses were

$923,000 associated with the Company's two Arizona based charter schools. The losses associated with the Arizona schools are attributable to lower than expected enrollment. Acquired schools increased school operating income by $253,000. In 2001, operating results from TAC were a loss of $474,000 or a decrease of $550,000 as compared to 2000. If TAC is unsuccessful in receiving additional orders or contracts to purchase its products, the future operations of TAC could continue to be negatively affected. The net effect of school closings decreased school operating profit by $53,000.

General and administrative expenses increased $1,262,000 or 13.0% to $11,004,000 in the 2001. As a percentage of revenue, general and administrative expenses decreased from 7.6% of revenues in 2000 to 7.4% of revenues in 2001. Management is continuing to build the infrastructure needed for growth of the Company and anticipates maintaining the current level of such general and administrative expenses as a percentage of revenues. The increase in general and administrative expense is primarily related to management additions necessary to support the continued growth in the Company's private schools and specialty schools. Other increases in general and administrative expenses include an increase in fees for professional services and expenses related to new school locations that were cancelled.

As a result of the factors mentioned above, operating income decreased $425,000 to $7,162,000 for 2001 as compared to the 2000. Operating income as a percentage of revenue increased from 5.9% in 2000 to 4.8% in 2001.

EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) before cumulative effect of change in accounting principle, totaled $14,624,000 for 2001 which was $681,000 above 2000. As a percentage of revenue, EBITDA for 2001 equaled 9.9% versus 10.9% in 2000. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

Interest expense increased by $798,000 or 23.7% for 2001 as compared to 2000. The increase in interest expense is a result of increased borrowings under the Company's senior debt facility and an increase in interest rates on the Company's floating rate senior debt.

The provision for income taxes of $1,596,000 for 2001 was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible goodwill incurred with acquisitions for stock and state income taxes. For acquisitions of stock of a company, purchase accounting applies for accounting purposes; but, for tax purposes, the Company inherits the historic basis of the purchased company in its assets, without any goodwill.

Change in Accounting Principle

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SAB 101 is effective for the fourth quarter of Company's fiscal year 2001.

Previously, the majority of registration fees were deferred when received and recorded in September to coincide with fall enrollment. Registration fees for students enrolled during the school year were recorded when received. Under the accounting method adopted retroactive to July 1, 2000, the Company now recognizes school registration fees over the typical school year of August to June. Summer camp registration fees are now recognized during months June, July and August. The cumulative effect of the change on prior years resulted in a SAB 101 modifies the recognition of fee income but has no impact on cash flow or the operations of the Company charge to income (net of taxes) of $295,000 which was recognized during 2001.

Fiscal Year ended June 30, 2000 ("2000") compared to the twelve months ended June 30, 1999 ("1999").

The fiscal year ended June 30, 2000 was a 53 week year and the fiscal year ended June 30, 1999 was a 52 week year.

During 2000, the Company acquired the assets or stock of companies owning 14 schools. These acquisitions include: six alternative high schools in Houston, Texas and four preschools in Illinois, New Jersey, Texas and Georgia, one elementary school in New Jersey, two charter schools in Arizona and one special education school in Florida. In addition, the Company opened eleven new schools, of which five were preschools, two were elementary schools, three were specialty schools, and one charter school. The Company also closed 12 schools, nine of which related to the Indianapolis divestiture.

Revenues in 2000 increased $17,645,000 or 16.1% to $127,407,000 in 2000 from
$109,762,000 for 1999. After adjusting 2000 to a comparable 52-week basis, revenues would have increased approximately $15,845,000 or 14.2%. The increase in revenues is primarily attributable to the increased enrollment, tuition increases and the increase in the number of new and acquired schools.

Same school revenue (schools that were opened in both periods) increased $13,031,000 from $103,927,000 in 1999 to $116,958,000 in 2000 or 12.5%. This
increase is related to tuition and enrollment increases and the maturing of schools opened in 1998. The increase in revenues that related to the eleven new schools totaled $5,663,000. Acquired schools contributed additional revenues of $3,124,000. The revenues for TAC, a business purchased in December 1999 contributed $640,000. These increases were offset by a decrease in revenues of $4,813,000 related to the closed schools.

School operating profit for 2000 increased $4,042,000 or 30.4% to $17,329,000 from $13,287,000 in 1999. Total school operating profit as a percentage of revenue increased from 12.1% to 13.6%.

Same school operating profit increased $3,050,000 from $13,718,000 in 1999 to $16,768,000 in 2000 or 22.2%. Same school operating profit margin improved from 13.2% in 1999 to 14.3% in 2000. The increase in same school operating profit is due to the revenue increases, lower operating expenses and the maturing of the schools opened in 1998. For 2000, new schools contributed $333,000 in school operating income. Acquired schools increased school operating income by $273,000. Operating income from TAC was $75,000. The net effect of school closings increased school operating profit by $309,000.

General and administrative expenses increased $2,025,000 or 26.2% to $9,742,000 in the 2000. As a percentage of revenue, general and administrative expenses increased from 7.0% of revenues in 1999 to 7.6% of revenues in 2000. The increase is attributable to the increase in the Company's infrastructure to support its specialty school and charter school growth initiatives. During 2000, the Company opened or acquired 10 specialty schools and 3 charter schools. Management is continuing to build the infrastructure needed for growth of the Company.

As a result of the factors mentioned above, operating income increased $2,017,000 to $7,587,000 for 2000 as compared to the 1999. Operating income as a percentage of revenue increased from 5.1% in 1999 to 5.9% in 2000.

EBITDA (defined as earnings before interest, income taxes, depreciation and amortization), totaled $13,943,000 for 2000 which was $2,820,000 above 1999. As a percentage of revenue, EBITDA for 2000 equaled 10.9% versus 10.1% 1999. EBITDA is not a measure of performance under generally accepted accounting principles, however the Company and the investment community consider it an important indicator.

Interest expense increased by $375,000 or 12.5% for 2000 as compared to the 1999. The increase in interest expense is a result of increased borrowings under the Company's senior debt facility in connection with Company's acquisitions and an increase in interest rates on the Company's floating rate senior debt.

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

Liquidity and Capital Resources

Management is pursuing a four-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets,
(3) strategic acquisitions, and (4) development of new education businesses.
The Company's principal sources of liquidity are (1) cash flow generated from operations, (2) future borrowings under the Company's $40.0 million Amended and Restated Loan and Security Agreement, (3) the use of site developers to build schools and lease them to the Company, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school. In order for the Company to continue its acquisition strategy and development of new education business, the Company will continue to seek additional funds through debt and equity financing.

The Company anticipates that its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures, and renovations and the building of new schools during fiscal 2002.

Since 1995, the Company has amended its credit facility three times. Each amendment increased borrowing capacity. In May 2001, the Company entered into its most recent Amended and Restated Loan and Security Agreement which increased the Company's borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until April 2003. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2003. Nobel's obligations under the credit facilities are guaranteed by subsidiaries of Nobel and collateralized by a pledge of stock of Nobel subsidiaries.

At June 30, 2001, a total of $27,398,000 was outstanding under the amended and restated loan agreement; $1,053,000 was outstanding under Working Capital Credit Facility, $11,345,000 was outstanding under the Acquisition Credit Facility and $15,000,000 was outstanding under the Term Loan.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. In May, 2001, the Company amended it $10,000,000 senior subordinated note. The amendment modified the principal repayments from two installments of $5,000,000 in 2004 and 2005 to two installments of $5,000,000 in 2006 and 2007. In addition, the interest rate on the note increases from 10% at June 30, 2001 to 12% at October 1, 2001. Payments on the note are subordinate to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000 based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price on that date. The Company recorded a debt discount and allocated $899,000 of the proceeds of the transaction to the value of the warrants. This debt discounting is being amortized to interest expense over the term of the note.

Total cash and cash equivalents decreased $2,477,000 from $3,798,000 at June 30, 2000 to $1,321,000 at June 30, 2001. The net decrease was due primarily to (1) capital expenditures of $15,224,000, (2) issuance of notes receivables of $2,788,000 and (3) the repayment of long term debt of $13,864,000. This decrease was offset by (1) cash flow from operations of $6,259,000, (2) proceeds from term loan and revolving line of credit of $16,498,000 and (3) proceeds from sale of property and equipment of $8,268,000. In August 2001, the Company received repayment on one of its notes receivable of $1,664,000.

The working capital deficit decreased $1,493,000 from $16,946,000 at June 30, 2000 to $15,453,000 at June 30, 2001. The decrease is primarily the result of the increase in current notes receivable and a decrease in accounts payable and accrued liabilities. This decrease was offset by an increase in cash overdraft liability and a decrease in cash and cash equivalents.

Capital Expenditures

The Company is continuously maintaining and upgrading the property and equipment of each school. During 2001, the Company spent approximately $15,224,000 on capital expenditures, which included $9,587,000 for new school development and $5,637,000 on upgrading existing facilities. . During 2000, the Company spent approximately $13,056,000 on capital expenditures, which included $8,947,000 for new school development and $4,109,000 on upgrading existing facilities

During 2001, the Company received $8,268,000 from sale and leaseback transactions of new schools and reimbursements of cost incurred by the Company from owner- developers of new sites. During 2000, the Company received $1,699,000 from sale and leaseback transactions of new schools and $550,000 for the sale of under performing schools.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swaps agreements.

Interest Rates

     The Company's exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure due to rate changes on its 10%, $10,000,000 senior subordinated debt at June 30, 2001 and June 30, 2000. The Company also has no cash flow exposure on certain mortgages, notes payable and subordinate debt agreements aggregating $6,471,000 and $8,681,000 million at June 30, 2001 and June 30, 2000, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $205,000 and $84,000 million in fiscal 2001 and 2000, respectively.

Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, it entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2001 the Company's interest rate swap contract outstanding had a total notional amount of $14,464,000 million and becomes effective August 1, 2001. The notional amounts serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 4.99% and the counterparty agrees to make payments based on 3-month LIBOR.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as a part of this Report:

                                                                           Page
                                                                           ----
     (1)  Financial Statements.

            Report of Independent Accountants............................   F-1
            Consolidated Balance Sheets..................................   F-2
            Consolidated Statements of Income............................   F-3
            Consolidated Statements of Stockholders' Equity..............   F-4
            Consolidated Statements of Cash Flows........................   F-5
            Supplemental Schedules for Consolidated Statements of
            Cash Flow....................................................   F-6
            Notes to Consolidated Financial Statements...................   F-7

     (2)    Financial Statement Schedules.

            Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

     (b)    Reports on Form 8-K.

     None

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

4.3 Second Amendment, dated May 24, 2000, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender. (Filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated herein by reference.)

4.4 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit
          4.11 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

4.5 Amended and Restated Senior Subordinated Note dated as of May 24, 2001 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation.

          The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant's total assets. The Registrant agrees to furnish a copy of each of such instruments to the Securities and Exchange Commission upon request.

4.6 Third Amendment, dated as of May 24, 2001, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender.

4.7 Fourth Amendment, dated as of July 5, 2001, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender.

4.8 Amended and Restated Acquisition Credit Facility Note, dated as of May 24, 2001 in the principal amount of $11,250,000 payable to Fleet National Bank, as successor by merger to Summit Bank.

4.9 Amended and Restated Term Note, dated as of May 24, 2001 in the principal amount of $11,250,000 payable to Fleet National Bank, as successor by merger to Summit Bank.

10.1 Rights Agreement, dated as of May 16, 2000, between Registrant and Stocktrans, Inc., as Rights Agent, which includes, as Exhibit B, thereto the Form of Rights Certificate. (Filed as Exhibit 1.1 to Registrant's Registration Statement on Form 8- A, dated May 30, 2000 and incorporated herein by reference.)

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

10.11 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference).

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

          Exhibit 10.14 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

                                                             Number of Shares
                                                              of Common Stock
          Warrant No.  Holder                            (subject to adjustment)
          -----------  -------                           -----------------------

          2            Allied Capital Corporation II          142,932.25
          3            Allied Investment Corporation           92,713
          4            Allied Investment Corporation II        50,219.5

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

10.24     Special Incentive Agreement dated as of November 20, 1999 between A.
          J. Clegg and the Registrant. (Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.)

10.25 Employment and Termination Agreement dated as of August 2001 between A.J. Clegg and the Registrant.

10.26 Employment and Termination Agreement dated as of August 2001 between John R. Frock and the Registrant.

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

Date: September 28, 2001           NOBEL LEARNING COMMUNITIES, INC.


                                   By: /s/ A. J. Clegg
                                      ------------------------------------
                                      A. J. Clegg
                                      Chairman of the Board
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                Position                           Date


/s/ A. J. Clegg          Chairman of the Board,             September 28, 2001
-----------------------
A. J. Clegg              Chief Executive Officer and
                         Director (Principal Executive
                         Officer)

/s/ William Bailey       Executive Vice President and       September 28, 2001
-----------------------
William Bailey           Chief Financial Officer
                         (Principal Financial
                         and Accounting Officer)


/s/ Edward H. Chambers   Director                           September 28, 2001
-----------------------
Edward H. Chambers



/s/ John R. Frock        Executive Vice President           September 28, 2001
-----------------------
John R. Frock            and Director

/s/ Peter H. Havens      Director                           September 28, 2001
----------------------
Peter H. Havens



/s/ Pamela S. Lewis      Director                           September 28, 2001
----------------------
Pamela S. Lewis



/s/ Eugene G. Monaco     Director                           September 28, 2001
----------------------
Eugene G. Monaco



/s/ William L. Walton    Director                           September 28, 2001
----------------------
William L. Walton



/s/ Robert Zobel         Director                           September 28, 2001
----------------------
Robert Zobel

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
  the Board of Directors of
  Nobel Learning Communities, Inc:


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Footnote 1 to the Company's Consolidated Financial Statements, effective July 1, 2000, the Company changed its method of recognizing revenue.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
August 17, 2001

                Nobel Learning Communities, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                  June 30,        June 30,
                                                                    2001            2000
                                                                  ---------       ---------
ASSETS
Cash and cash equivalents                                         $   1,321       $   3,798
Accounts receivable, less allowance for doubtful                      2,858           2,060
   accounts of $351 in 2001 and $288 in 2000
Notes receivable                                                      1,836             126
Prepaid rent                                                          2,142           1,591
Prepaid insurance and other                                           1,896             772
                                                                  ---------       ---------
         Total Current Assets                                        10,053           8,347
                                                                  ---------       ---------
Property and equipment, at cost                                      52,018          45,392
Accumulated depreciation                                            (20,792)        (16,665)
                                                                  ---------       ---------
                                                                     31,226          28,727
                                                                  ---------       ---------
Property and equipment held for sale                                  5,995           8,078
Goodwill and intangibles, net                                        50,232          51,447
Investment                                                            2,225             500
Deposits and other assets                                             2,053           1,510
Deferred taxes                                                         --                 9
                                                                  ---------       ---------
Total Assets                                                      $ 101,784       $  98,618
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term obligations                          $   6,414       $   6,293
Cash overdraft liability                                              5,428           3,768
Accounts payable and other current liabilities                        6,678           8,997
Unearned income                                                       6,986           6,235
                                                                  ---------       ---------
         Total Current Liabilities                                   25,506          25,293
                                                                  ---------       ---------
Long-term obligations                                                25,526          23,260
Long-term subordinated debt                                          11,415          13,249
Deferred gain on sale/leaseback                                          15              20
Deferred taxes                                                          460            --
Minority interest in consolidated subsidiary                            261             238
                                                                  ---------       ---------
Total Liabilities                                                 $  63,183       $  62,060
                                                                  ---------       ---------
Commitments and Contingencies (Notes 12 and 18)
Stockholders' Equity:
   Preferred stock, $0.001 par value; 10,000,000 shares
   authorized, issued and outstanding  4,587,464 in
   both 2001 and 2000. $5,524 aggregate liquidation
   preference at June 30, 2001 and 2000                                   5               5
Common stock, $0.001 par value; 20,000,000 shares
   authorized, issued and outstanding  6,212,561 in 2001 and
   6,126,168 in 2000                                                      6               6
Treasury stock, cost; 230,510 shares in 2001 and 2000                (1,375)         (1,375)
Additional paid-in capital                                           39,879          39,256
Retained earnings / accumulated deficit                                  86          (1,334)
                                                                  ---------       ---------
         Total Stockholders' Equity                                  38,601          36,558
                                                                  ---------       ---------
Total Liabilities and Stockholders' Equity                        $ 101,784       $  98,618
                                                                  =========       =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (Dollars in thousands except per share data)

                                                               For the year ended June 30,
                                                         -----------------------------------------
                                                           2001            2000            1999
                                                         ---------       ---------       ---------
Revenues                                                 $ 147,952       $ 127,407       $ 109,762
                                                         ---------       ---------       ---------
Operating expenses:
     Personnel costs                                        72,057          60,541          53,203
     School operating costs                                 23,183          19,514          16,266
     Insurance, taxes, rent and other                       27,369          23,493          21,479
     Depreciation and amortization                           6,586           5,826           5,009
     New school development                                    591             704             518
                                                         ---------       ---------       ---------
                                                           129,786         110,078          96,475
                                                         ---------       ---------       ---------
School operating profit                                     18,166          17,329          13,287
                                                         ---------       ---------       ---------

General and administrative expenses                         11,004           9,742           7,717
                                                         ---------       ---------       ---------
Operating income                                             7,162           7,587           5,570
Interest expense                                             4,171           3,373           2,998
Other income                                                  (424)           (145)           (248)
Minority interest in income of
     consolidated subsidiary                                    23              88              74
                                                         ---------       ---------       ---------
Income before income taxes and change in
      accounting principle                                   3,392           4,271           2,746
Income tax expense                                           1,596           1,793           1,153
                                                         ---------       ---------       ---------
Net income before change in
      accounting principle                               $   1,796       $   2,478       $   1,593
                                                         ---------       ---------       ---------
Cumulative effect of change in accounting
     principle, (net of income tax benefit of $242)            295            --              --
                                                         ---------       ---------       ---------
Net income                                                   1,501           2,478           1,593
Preferred stock dividends                                       81              82              83
                                                         ---------       ---------       ---------
Net income available to common
  stockholders                                           $   1,420       $   2,396       $   1,510
                                                         =========       =========       =========

Basic earnings per share:
Net income before cumulative effect
    of change in accounting principle                    $    0.29       $    0.40       $    0.25
Cumulative effect of change in accounting principle          (0.05)           --              --
                                                         ---------       ---------       ---------
Net income                                               $    0.24       $    0.40       $    0.25
                                                         =========       =========       =========

Dilutive earnings  per share:
Net income  before cumulative effect
    of change in accounting principle                    $    0.24       $    0.33       $    0.22
Cumulative effect of change in accounting principle          (0.04)           --              --
                                                         ---------       ---------       ---------
Net income                                               $    0.20       $    0.33       $    0.22
                                                         =========       =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                                 For the year ended June 30,
                                                            --------------------------------------
                                                              2001           2000           1999
                                                            --------       --------       --------
Cash Flows from Operating Activities:
Net income                                                  $  1,501       $  2,478       $  1,593
                                                            --------       --------       --------
Adjustment to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation and amortization                                7,061          6,299          5,409
  Amortization of  debt discount                                 128            128            128
  Provision for losses on accounts receivable                    900            372            190
  Provision for deferred taxes                                   451            970            571
  Minority interest in income                                     23             88             74
  Other                                                          273           --             --

Changes in Assets and Liabilities
  Net of Acquisitions:
  Accounts receivable                                         (1,569)            (8)          (749)
  Prepaid assets                                              (1,669)          (384)           323
  Other assets and liabilities                                   204            185           (723)
  Unearned income                                                725            124            913
  Accounts payable and accrued expenses                       (1,769)           (82)          (352)
                                                            --------       --------       --------
  Total Adjustments                                            4,758          7,692          5,784
                                                            --------       --------       --------
Net Cash Provided by Operating Activities                      6,259         10,170          7,377
                                                            --------       --------       --------

Cash Flows from Investing Activities:
  Capital expenditures                                       (15,224)       (13,408)        (9,669)
  Proceeds from sale of property and equipment                 8,268          2,449          4,133
  Payment for acquisitions net of cash acquired                 (539)        (6,669)        (3,743)
  Issuance of notes receivable                                (2,788)          --             --
                                                            --------       --------       --------
Net Cash Used in Investing Activities                        (10,283)       (17,628)        (9,279)
                                                            --------       --------       --------

Cash Flows from Financing Activities:
  Proceeds from term loan and revolving line of credit        16,498         12,114         15,510
  Proceeds from other debt                                      --             --           10,000
  Repayment of long term debt                                (13,864)        (2,116)       (20,581)
  Repayment of subordinated debt                              (2,319)        (2,209)        (2,417)
  Debt issuance cost                                            (490)          --             --
  Repayment of capital lease obligation                          (74)           (84)           (87)
  Dividends paid to preferred stockholders                       (81)           (82)           (83)
  Cash overdraft                                               1,660          1,976            395
  Proceeds from exercise of stock options                        217             17           --
  Purchase of Treasury Stock                                    --             --           (1,000)
                                                            --------       --------       --------
Net Cash Provided by Financing Activities                      1,547          9,616          1,737
                                                            --------       --------       --------
Net increase (decrease) in cash and cash equivalents          (2,477)         2,158           (165)
Cash and cash equivalents at beginning of year                 3,798          1,640          1,805
                                                            --------       --------       --------
Cash and cash equivalents at end of year                    $  1,321       $  3,798       $  1,640
                                                            ========       ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2001, 2000 and 1999
                    (Dollars in thousands except share data)

                                                                                         Treasury and    Retained
                                                                              Additional     Common      Earnings/
                                Preferred Stock          Common Stock          Paid-In        Stock     Accumulated
                               Shares      Amount      Shares      Amount      Capital      Issuable      Deficit        Total
                               ------      ------      ------      ------      -------      --------      -------        -----
June 30, 1998                 4,593,542  $        5   6,121,365  $        6   $   38,340   $     (375)  $   (5,240)   $   32,736
                              =========  ==========   =========  ==========   ==========   ==========   ==========    ==========

Treasury stock                     --          --          --          --           --         (1,000)        --      $   (1,000)
Issuance of warrants
  for common stock                 --          --          --          --            899         --           --      $      899
Preferred dividends                --          --          --          --           --           --            (83)   $      (83)
Net income                         --          --          --          --           --           --          1,593         1,593
                              ---------  ----------   ---------  ----------   ----------   ----------   ----------    ----------

June 30, 1999                 4,593,542  $        5   6,121,365  $        6   $   39,239   $   (1,375)  $   (3,730)   $   34,145
                              =========  ==========   =========  ==========   ==========   ==========   ==========    ==========

Stock options exercised
  and related tax benefit          --          --         3,333        --             17         --           --      $       17
Conversion of preferred stock    (6,078)       --         1,470        --           --           --           --      $     --
Preferred dividends                --          --          --          --           --           --            (82)   $      (82)
Net income                         --          --          --          --           --           --          2,478         2,478
                              ---------  ----------   ---------  ----------   ----------   ----------   ----------    ----------

June 30, 2000                 4,587,464  $        5   6,126,168  $        6   $   39,256   $   (1,375)  $   (1,334)   $   36,558
                              =========  ==========   =========  ==========   ==========   ==========   ==========    ==========

Stock options exercised
  and related tax benefit          --          --        42,262        --            217         --           --      $      217
Common Stock issued related to
   acquisitions                    --          --        44,131        --            406         --           --      $      406
Preferred dividends                --          --          --          --           --           --            (81)   $      (81)
Net income                         --          --          --          --           --           --          1,501         1,501
                              ---------  ----------   ---------  ----------   ----------   ----------   ----------    ----------

June 30, 2001                 4,587,464  $        5   6,212,561  $        6   $   39,879   $   (1,375)  $       86    $   38,601
                              =========  ==========   =========  ==========   ==========   ==========   ==========    ==========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
         Supplemental Schedules for Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                      For the year ended June 30,
                                                ----------------------------------------
                                                 2001             2000            1999
                                                ------           ------          ------
Supplemental Disclosures of Cash
  Flow Information

Cash paid during year for:
  Interest                                      $ 4,302           3,206           2,890
  Income taxes                                  $ 1,431             302           1,629

Acquisitions
  Fair value of tangible assets acquired        $   173           5,011              63
  Goodwill and intangibles                      $   809           5,708           5,225

  Liabilities assumed                           $   (38)           (931)           (437)
  Notes issued                                  $  --            (3,119)         (1,108)
  Common shares issued                          $  (405)           --              --
                                                -------         -------         -------
  Total cash paid for acquisitions              $   539           6,669           3,743
                                                =======         =======         =======

                  The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (the "Company"), formerly Nobel Education Dynamics, Inc., was incorporated in 1982 and commenced operations in 1984. The Company operates private schools, schools for the learning challenged, specialty high schools and charter schools located in California, Pennsylvania, New Jersey, Maryland, North Carolina, South Carolina, Virginia, Georgia, Texas, Arizona, Illinois, Indiana, Washington, Florida, Oregon and Nevada.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SAB 101 is effective for the fourth quarter of Company's fiscal year 2001.

Previously, the majority of registration fees were deferred when received and recorded in September to coincide with fall enrollment. Registration fees for students enrolled during the school year were recorded when received. Under the accounting method adopted retroactive to July 1, 2000, the Company now recognizes school registration fees over the typical school year of August to June. Summer camp registration fees are now recognized during months June, July and August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $295,000 which was recognized during fiscal 2001.

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

Goodwill

The Company's policy is to amortize goodwill related to acquisitions over 30 years for preschools and 40 years for elementary schools. Management has evaluated the life cycles of similar schools and determined that these lives are consistent with a historical range for private elementary education. In evaluating potential acquisitions of child care centers, management considers not only the current child care operations but also the outlook for these centers as elementary schools. Goodwill is amortized on a straight-line basis.

Amortization expense amounted to $1,660,000, $1,484,000, and $1,385,000, for the years ended June 30, 2001, 2000 and 1999, respectively. Accumulated amortization at June 30, 2001 and 2000, was $8,292,000 and $6,614,000, respectively.

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

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after

June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

Intangible Assets

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 - 20 years.

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

Earnings Per Share:

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. Earnings per share are computed as follows (dollars in thousands except per share data):

                                                   Year ending June 30,
                                           ------------------------------------
                                               2001         2000         1999
Basic earnings per share:
-------------------------

Net income                                    $1,501       $2,478       $1,593

Less preferred dividends                          81           82           83
                                           ------------------------------------
Net income available for
      common stock                             1,420        2,396        1,510
                                           ------------------------------------

Average common stock outstanding           5,980,986    5,929,811    6,038,136

                                           ------------------------------------
Basic earnings per share                       $0.24        $0.40        $0.25
                                           ====================================

Diluted earnings per share:
---------------------------

Net income available for common stock
      and dilutive securities                 $1,501       $2,478       $1,593

Average common stock outstanding           5,980,986    5,929,811    6,038,136

Additional common shares resulting
      from dilutive securities:

Options; warrants and convertible
      preferred stock                      1,535,014    1,543,123    1,316,200
                                           ------------------------------------
Average common stock and dilutive
      securities outstanding               7,516,000    7,472,934    7,354,336

                                           ------------------------------------
Dilutive earnings per share                    $0.20        $0.33        $0.22
                                           ====================================

Concentrations of Credit Risk

The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person's financial condition. The Company has investments in other entities. The collectability of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risk and Uncertainites

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company's business strategy with respect to expansion into new and existing markets, the Company's debt and related financial covenants, difficulties in managing the Company's growth including attracting and retaining qualified personnel, a large portion of the Company's assets represent goodwill, increased competition, changes in government policy and regulation, ability to obtain additional capital required to fully implement business plan, the Company's investment in Total Education Solutions, Inc. ("TES")(See footnote 8).

Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

Adoption of New Accounting Pronouncement

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Company has one derivative that is not designed as a hedging relationship and therefore the fair value amount, which is immaterial, is reflected through current period earnings. The adoption SFAS 133 did not result in any adjustment to income or to OCI. The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of interest rate exposures.

Reclassifications

Certain prior year amounts for the fiscal year ended June 30, 2000 and 1999 have been reclassified to conform to the presentation adopted in fiscal 2001.

2. Acquisitions and Dispositions:

During the years ended June 30, 2001, 2000, and 1999, the Company completed various acquisitions, all of which are accounted for using the purchase method, which are described below. The results of operations for all acquisitions are included in the Consolidated Statement of Income from the date of acquisition.

2001 Acquisition

In August 2000, the Company acquired the assets of Rainbow World Day Care School in Chalfont, Pennsylvania, with a capacity of 180 students and estimated revenues of $845,000. The purchase price consisted of $493,000 in cash and an aggregate of 44,131 shares of the Company's Common Stock (valued at $9.20 per share).

2000 Dispositions

On July 30, 1999, the Company sold the business operations of the nine schools located in the vicinity of Indianapolis, Indiana to, Children's Discovery Centers of America, Inc., which is controlled by Knowledge Universe, for a total of $550,000 in cash. Knowledge Universe, through KU Learning, LLC owns a significant percentage of the Company's stock. No gain or loss was recorded for the sale of the operations as the Company had written down the carrying value of the business at December 31, 1997.

2000 Acquisitions

On September 9, 1999, the Company acquired the capital stock of Houston Learning Academy, Inc., which operates schools in Houston, Texas for a purchase price of $1,350,000 in cash and $615,000 in a subordinated note. Houston Learning Academy is an alternative high school program, consisting of five schools and several hospital contracts. Revenues total approximately $1,600,000, and capacity equals approximately 370 students for the schools for the last fiscal year.

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

On December 3, 1999, the Company acquired the assets of Play and Learn Child Development Center in Illinois, with a capacity of 100 students and estimated annual revenues of $600,000. On February 11, 2000, the Company acquired the assets of High Road Academy in Boca Raton, Florida, with a capacity of 100 students and estimated annual revenues of $700,000. High Road Academy is a specialty school for children with learning disabilities. On February 17, 2000, the Company acquired the assets of David Sikes Child Care, Inc., in Norcross, Georgia with the capacity of enrollment for 252 children and estimated annual revenues of $822,000. In June 2000, the company acquired the assets of the Cross Creek School in Plano, Texas with a capacity of 180 students and estimated annual revenues of $1,000,000. The purchase price for these four schools totaled $2,724,000 of which $2,342,000 was in cash, $702,000 was in subordinated notes and $100,000 was in assumed liabilities.

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

When the Company obtained fee title to the schools in May, the Company (i) paid cash to the Sellers in the combined amount of $7,189,000 on account of the $9,838,000 purchase price, (ii) held back $600,000 of the purchase price pending delivery by one of the seller's certain furniture, fixtures and equipment associated with the operation of the schools and (iii) issued promissory notes to the Sellers (in the aggregate amount of $2,049,000) on account of the purchase price. Simultaneously with the closing of this transaction, the Company entered into a sale and leaseback transaction with a third party developer for one of the two schools (located in the city of Peoria) (the "Peoria School"), pursuant to which the Company received $6,200,000 in sales proceeds and entered into a long-term operating lease that gives the Company the right to occupy and operate the Peoria School. The Company took over operations at the Peoria School immediately upon the end of the 1999-2000 school year.

The second charter school was an elementary school located in the City of Glendale (the "Glendale School"). Unlike the Peoria School, the Glendale School was not open and operating at the time that the Company obtained fee title to the school in May 2000. The Company completed construction of the Glendale School and placed the facility in service during the 2000-2001 school year. The Company directly funded the cost of completing construction , opening and operating the Glendale School.

The promissory notes to the Seller's (in the aggregate face amount of $2,049,000) (the "Arizona Promissory Notes") were due and payable by no later than December 28, 2000 (the "Initial Maturity Date"). The Company's obligations under the Arizona Promissory Notes, however, are subject to (i) certain rights of set off under the transaction documents, and (ii) adjustment, based upon, among other things, certain cost overruns experienced, and/or savings realized, by the Company in connection with the completion of construction of the Glendale School. Prior to the Initial Maturity Date, the Company exercised its right of set-off under the transaction documents. Each of the Sellers has now instituted litigation against the Company seeking collection of the Arizona Promissory Notes, and disputing the Company's exercise of its right of set-off. Management intends to defend vigorously its rights under the transaction documents; however, as a practical matter, Management believes it highly likely that the pending litigation will be settled. Now that the Glendale School has been completed, the Company plans to enter into a sale and leaseback transaction, the proceeds of which will be used (i) to pay to the Sellers any amounts then due and payable under the Arizona Promissory Notes (and/or in connection with any settlement of the pending litigation) and (ii) to recoup, in part, the funds expended by the Company to complete the Glendale School.

1999 Acquisitions

In June 1999, the Company acquired the assets of Flint Ridge Preschool in Leesburg, Virginia, which has a capacity of 190 students. The purchase price equaled $478,355 in cash and $207,543 in a subordinated note payable over five years.

In August 1998, the Company entered into a transaction with Developmental Resource Center, Inc. (DRC) to form Paladin Academy, LLC, which is owned 80% by the Company and 20% by DRC. DRC is owned by Dr. Deborah Levy, a recognized leader in the field of special education programs. The three schools formerly owned by DRC, located in Florida, specialize in full day programs, summer camps, testing services and clinics for K-12th grade students who have learning challenges such as dyslexia, attention deficit disorder (ADD and ADHD) and other learning disabilities. In connection with a settlement agreement dated April 30, 2001 with DRC, DRC transferred to the Company all its equity interest in Paladin Academy, LLC which is now owned 100% by the Company.

Unaudited Pro Forma Information:

The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions which closed during 2001 and 2000 all occurred at the beginning of 2000. The results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2000, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end (dollars in thousands).

                                     Year ended           Year ended
                                  June 30, 2001        June 30, 2000
                                    (unaudited)          (unaudited)
                                     ---------            ---------
Revenues                               $148,115             $134,486
Net income before change in
accounting principle                     $1,980               $2,860

Earnings per share
Basic                                     $0.33                $0.48
Diluted                                   $0.25                $0.37

3. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $537,000 and $2,069,000 at June 30, 2001 and 2000, respectively. The Company's funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

4. Notes Receivable

A note receivable of $1,664,000 represents amounts due from People for People, Inc. related to construction cost for a proposed charter school financed by the Company. The principal amount of the note is due August 31, 2001, and interest therein will be paid in installments thereafter. Interest on the note accrued at 2.5% over prime from July 11, 2000 to April 16, 2001 and at 14% through maturity. People for People entered into a mortgage loan agreement on April 16, 2001 to fund the remaining construction cost and, upon the completion of construction, to repay amounts due the Company. Accrued interest on the note at June 30, 2001 was 109,000. On August 31, the $1,664,000 note was paid in full.

5. Property and Equipment:

The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows (dollars in thousands):

                                      June 30, 2001       June 30, 2000

Land                                       $  2,832            $  3,127
Buildings                                     5,741               6,321
Assets under capital lease obligations          913                 913
Leasehold improvements                       17,686              10,855
Furniture and equipment                      24,827              23,384
Construction in progress                         19                 792
                                      -------------       -------------
                                           $ 52,018            $ 45,392
Accumulated depreciation                    (20,792)            (16,665)
                                      -------------       -------------
                                           $ 31,226            $ 28,727
                                      =============       =============

Depreciation expense was $4,879,000, $4,354,000, and $3,545,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Amortization of capital leases included in depreciation expense amounted to $15,000 for the years June 30, 2001 and 2000. Accumulated amortization of capital leases amounted to 512,000 and $498,000 at June 30, 2001 and June 30, 2000, respectively.

6. Restructuring

In conjunction with a December 1997 restructuring plan, the Company recorded a $2,960,000 charge. The restructuring charge included (1) a $2,000,000 write down of the cost in excess of net assets acquired related to schools located in Indianapolis, (2) $789,000 related to the closing of non-performing schools, and
(3) $171,000 related to the costs associated with the restructuring of the management team. At June 30, 2001, all charges related to this restructuring plan have been incurred.

7. Property Held for Sale

The amounts reflected in the table below include certain properties for sale pending sale and leaseback transactions. The balances of property held for sale were as follows (dollars in thousands):

                                  June 30, 2001      June 30, 2000
                                  -------------      --------------
Land                                     $1,839             $2,519
Buildings                                 4,315              5,200
Leasehold improvements                      110                842
Furniture and equipment                     122                402
Accumulated depreciation                   (391)              (885)
                                  -------------      -------------
                                         $5,995             $8,078
                                  =============      =============

8. Investments:

On May 24, 2000, Nobel entered into a Credit Agreement with Total Education Solutions, Inc. ("TES"), pursuant to which Nobel agreed to advance to TES, as requested through May 24, 2001, the sum of $2,250,000. This loan is convertible into TES common stock representing 30% of TES's outstanding common stock (as of the date of closing), subject to adjustment in accordance with anti-dilution provisions if not earlier converted, the loan is due on May 24, 2005. In connection with the loan transaction, Nobel also purchased a warrant to purchase an additional 10% of TES common stock (subject to similar anti-dilution provisions) at an exercise price of $100. In consideration of the issuance of the warrant, Nobel paid to TES $250,000 and agreed to provide to TES certain management services for a period of one year. The Warrant will not become exercisable unless at least $3,500,000 of senior secured financing has been made available to TES on competitive terms. At June 30, 2001 and 2000, $2,225,000 and $250,000 was outstanding under the Credit Agreement, respectively.

9. Debt:

Debt consisted of the following (dollars in thousands):

                                                 June 30, 2001   June 30, 2000
                                                 -------------- --------------
Long Term Obligations:
Revolving and term credit facility                     $27,398       $ 24,764
First mortgages, due in varying installments
over three to 20 years with fixed interest rates
ranging from 11% or 12%                                    147            192

Notes payable to sellers from various
acquisitions, due in varying installments over
three to 15 years with fixed interest rates
varying from 8% to 12%                                     118            147

Other                                                      135            211

                                                 -------------- --------------
                                                       $27,798        $25,314
                                                 -------------- --------------

Less current portion                                    (2,272)        (2,054)
                                                 -------------- --------------
                                                       $25,526        $23,260
                                                 ============== ==============

Long Term Subordinated Debt:
Senior subordinated note due 2005 interest at
10%, payable quarterly. Net of original issue
discount of $514,000 at June 30, 2001                  $ 9,486        $ 9,357

Subordinated debt agreements, due in varying
installments over five to 10 years with fixed
interest rates varying from 7% to 8%                     6,071          8,131
                                                --------------- --------------
Total subordinated debt                                 15,557         17,488
Less current portion                                    (4,142)        (4,239)
                                                --------------- --------------
                                                       $11,415        $13,249
                                                =============== ==============

Credit Facility.

Since 1995, the Company has amended its credit facility three times. Each amendment increased borrowing capacity. In May 2001, the Company entered into its most recent Amended and Restated Loan and Security Agreement which increased the Company's borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until April 2003. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2003. Nobel's obligations under the credit facilities are guaranteed by subsidiaries of Nobel and collateralized by a pledge of stock of Nobel subsidiaries.

The credit facilities bear interest, at Nobel's option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals: (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 1.50% to 2.75%, or (2) a floating rate plus a debt to EBITDA-dependent rate ranging from -0.25% to 100.00%.

EBITDA is defined by the credit facilities as net income before interest expense, income taxes, depreciation and amortization.

At June 30, 2001, a total of $27,398,000 was outstanding under the amended and restated loan agreement; $1,053,000 was outstanding under Working Capital Credit Facility, $11,345,000 was outstanding under the Acquisition Credit Facility and $15,000,000 was outstanding under the Term Loan.

The interest rate at June 30, 2001 for $24,000,000 outstanding was at 6.53%, which was adjusted Libor plus 2.5%. The remaining $3,398,000 outstanding was at 7.5%. The interest rate at June 30, 2000 for $9,750,000 outstanding was 7.5% and the remaining amount of $15,014,000 was 9.5%.

Nobel also pays a commitment fee on the Working Capital and Acquisition Facilty calculated at a rate, which may be adjusted quarterly in increments based on a debt to EBITDA -dependent ratio, ranging from 0.25% to 0.50% per year on the undrawn portion of the commitments under the credit facilities. At June 1, 2001, the commitment fee rate was 0.375%. This fee is payable quarterly in arrears.

 In addition, Nobel pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the revolving credit facility bearing interest based on adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 1.50% to 2.75%. At June 30, 2001, the letter of credit fee rate was 2.50%, which included the fronting fee. These fees are payable quarterly in arrears. In addition, Nobel will pay customary transaction charges in connection with any letter of credit. At June 1, 2001, Nobel had $ 337,000 committed under outstanding letters of credit.

The credit facilities contain customary covenants and provisions that restrict Nobel's ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures. In addition, the credit facilities provide that Nobel must meet or exceed defined interest coverage ratios and must not exceed leverage ratios.

In connection with the May amendment to the Company's Amended and Restated Loan and Security Agreement, it entered an interest rate swap agreement on the $15,000,000 Term Loan Facility.

The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2001 the Company's interest rate swap contract outstanding had a total notional amount of $14,464,000 million and becomes effective August 1, 2001. The notional amounts serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 4.99% and the counterparty agrees to make payments based on 3-month LIBOR.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. In May, 2001, the Company amended it $10,000,000 senior subordinated note. The amendment modified the principal repayments from two installments of $5,000,000 in 2004 and 2005 to two installments of $5,000,000 in 2006 and 2007. In addition, the interest rate on the note increases from 10% at June 30, 2001 to 12% at October 1, 2001. Payments on the note are subordinate to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000 based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price on that date. The Company recorded a debt discount and allocated $899,000 of the proceeds of the transaction to the value of the warrants. This debt discounting is being amortized to interest expense over the term of the note.

Maturities of long-term obligations are as follows: $6,414,000 in 2002, $3,487,000 in 2003, $5,559,000 in 2004, $6,257,000 in 2005, and $22,152,000 in
2006 and thereafter.

10. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows
(dollars in thousands):

                                        June 30, 2001  June 30, 2000
                                       --------------- --------------
Accounts payable                              $ 2,105        $ 2,652
Reserve for closed centers                       --              236
Accrued payroll and related items               1,647          1,303
Accrued rent                                      345            394
Accrued taxes                                     186          1,271
Other accrued expense                           2,395          3,141
                                       --------------- --------------
                                              $ 6,678        $ 8,997
                                       =============== ==============

11. Cash Overdraft Liability:

Cash overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company's banks. The overdrafts are funded, without bank finance charges, as soon as they are presented.

12. Lease Obligations:

Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancellable operating leases, excluding leases assigned, consisted of the following at June 30, 2001 (dollars in thousands):


Operating Leases
2002                                             $ 22,796
2003                                               21,933
2004                                               21,413
2005                                               20,432
2006                                               18,915
2007 and thereafter                               113,401
Total minimum lease obligations                  $218,890

Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $21,469,000, $17,596,000, and $16,595,000, for the years ended June
30, 2001, 2000 and 1999, These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses and insurance costs.

At of June 30, 2001, the Company entered into a sale and leaseback transaction with the Company's CEO. The total proceeds to the Company were $3,800,000 and the related lease term is 20 years. Future obligations under the lease are included in the table above.

The Company's tenancy under 17 leases have been assigned or sublet to third parties. If such parties default, the Company is contingently liable. Contingent future rental payments under the assigned leases are as follows (dollars in thousands):

2002                       $ 1,246
2003                       $ 1,258
2004                       $ 1,239
2005                       $ 1,186
2006 and thereafter        $ 3,156

13. Stockholders' Equity:

Preferred Stock:
----------------

In 1995, the Company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D are not entitled to dividends, unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.88 per share plus any unpaid dividends. At June 30, 2001 and 2000, 1,063,830 shares were outstanding.

On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants for an aggregate purchase price of $2,500,000. The Series C Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series C Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. The Series 1 Warrants are exercisable at $4.00 per share, subject to adjustment, and expire on August 19, 2001. The Series 2 Warrants have terminated pursuant to their terms. At June 30, 2001 and 2000, 2,500,000 shares were outstanding.

On July 20, 1993, the Company completed a private placement of 2,484,320 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. Shares outstanding at June 30, 2001 and 2000 were 1,023,694. Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend.

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

Stockholder Rights Plan:
------------------------

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

Common Stock Warrants:
----------------------

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

At June 30, 2001, 2000 and 1999, 965,267 warrants were outstanding with an exercise price of $4.00 to $7.52 per share.

2000 Stock Option Plan for Consultants

In February 2000, the Company established the 2000 stock option plan for consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. At June 30, 2001 and 2000, 35,000 options have been granted under this plan. At June 30, 2001, $29,000 in compensation expense has been recorded in accrued liabilities.

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

Option activity with respect to the Company's stock incentive plans and other employee options was as follows:

                                                                                                Weighted
                                                                                                 Average
                                                   Number               Range                     Price
                                          ----------------   -----------------------------    --------------
                                                                     (in dollars)
Balance June 30, 1998                             414,432           3.75  to        16.44              8.15
                                          ----------------   ------------     ------------    --------------
Granted                                           423,725           4.69  to         9.25              5.02
Canceled                                           (4,825)          7.87  to        11.62              7.52

                                          ----------------   ------------     ------------    --------------
Balance June 30, 1999                             833,332           3.75  to        16.44              6.39
                                          ----------------   ------------     ------------    --------------
Granted                                           180,788           5.87  to         8.13              7.53
Canceled                                          (33,467)          5.06  to        11.62              7.31
Exercised                                          (3,333)          5.06                               5.06

                                          ----------------   ------------     ------------    --------------
Balance June 30, 2000                             977,320           3.75  to        16.44              6.88
                                          ----------------   ------------     ------------    --------------
Granted                                           110,088           8.88             9.13              8.93
Exercised                                         (42,262)          4.68  to         6.00              5.13
Canceled                                          (87,968)          4.68  to        11.63              7.86

                                          ----------------   ------------     ------------    --------------
Balance June 30, 2001                             957,178           3.75  to        16.44              7.16
                                          ----------------   ------------     ------------    --------------

Of the 110,088 options granted during 2001 and 423,725 options granted during 1999, 25,000 and 110,000 options, respectively, were granted outside of the Company's stock incentive plans. At June 30, 2001 and June 30, 2000, 571,002 and 565,455 shares, respectively, remained available for options or stock grants under the 1995 Stock Incentive Plan and 702,625 options were exercisable under such Plan and earlier stock option plans.

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

                                      For the Year ended June 30,
                                   ----------------------------------
                                     2001        2000          1999

Net income:
-  as reported                      $1,501      $2,478        $1,593
-  pro forma                        $  897      $2,157        $1,379

Basic earnings per share
-  as reported                      $ 0.24      $ 0.40        $ 0.25
-  pro forma                        $ 0.15      $ 0.35        $ 0.21

Diluted earnings per share
-  as reported                      $ 0.20      $ 0.33        $ 0.22
-  pro forma                        $ 0.12      $ 0.29        $ 0.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                 2001           2000
                                                 ----           ----
Expected dividend yield                            0%             0%
Expected stock price volatility                44.24%         47.67%
Risk-free interest rate                         5.77%          5.27%
Expected life of options                      3 years        3 years

14. Other (Income) Expense:

Other (income) expense consists of the following (dollars in thousands):

                                                  Year Ending June 30,
                                            ----------------------------------
                                               2001        2000        1999

Interest income                              $ (426)       (118)       (188)
Rental income                                   (39)        (46)        (49)
Depreciation related to rental properties        18          17          18
Other projects                                   22           -         (31)
Cost related to schools held for sale             1           2           2
                                               -----      ------      ------
                                             $ (424)       (145)       (248)
                                               =====      ======      ======

15. Income Taxes:

Current tax provision (dollars in thousands):

                                                  Year Ending June 30,
                                              ---------------------------
                                               2001      2000      1999
                                              ---------------------------

Federal                                       $  788    $  902   $  587

State                                            115       (79)      (5)

                                              ------    ------   ------
                                              $  903    $  823   $  582

Deferred tax provision                           451       970      571
                                              ------    ------   ------
                                              $1,354    $1,793   $1,153
                                              ======    ======   ======

The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following (dollars in thousands):

                                                  Year Ending June 30,
                                              ---------------------------
                                               2001      2000      1999
                                              ---------------------------

U.S. federal statutory rate                   $  984     $1,495    $  934

State taxes, net of federal tax benefit           70        128        82

Goodwill and other                               300        170       137

                                              ------     ------    ------
                                              $1,354     $1,793    $1,153
                                              ======     ======    ======

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (dollars in thousands):

                                                 Year Ending June 30,
                                               ------------------------
                                               2001     2000     1999
                                               ------------------------
                                               tax assets (liabilities)

Goodwill amortization                          $(702)   $(468)  $ (374)

Depreciation                                    (264)    (174)    (307)

Provision for school closings and
   other restructuring                             -       60      906

AMT credit carryforward and state
   net operating losses                          647      732      591

Other                                              -        -      203

                                               -----    -----   ------
                                                (319)     150    1,019
                                               -----    -----   ------

Valuation allowance                             (141)    (141)       -

                                               -----    -----   ------
Net deferred tax (liability) asset             $(460)   $   9   $1,019
                                               =====    =====   ======

A valuation allowance was established against the Company's deferred tax asset related to state tax net operating loss carryforwards due to the Company's lack of earnings history of certain of the Company's subsidiaries in those states and, accordingly, the uncertainty as to the realizability of the asset.

The Company has state net operating loss carryforwards aggregating to approximately $7,000 as of June 30, 2001, which can be carried forward from seven to twenty years depending on the state and will expire between 2005 and 2020, if not utilized.

16.  Employee Benefit Plans:

The Company has a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company matches 25% of an employee's contribution to the Plan of up to 6% of the employee's salary. Nobel's matching contributions under the Plan were $238,000, $169,000, and $161,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

17. Fair Value of Financial Instruments:

Fair value estimates, methods and assumptions are set forth below for Nobel's financial instruments at June 30, 2001, and June 30, 2000.

Cash and cash equivalents, receivables, investments and current liabilities:
Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at June 30, 2001 and 2000 because of the short-term maturity of these instruments. The fair value of Nobel's investments is not readily determinable as the related securities are not actively traded.

The Company believes the fair value of its $2,250,000. investment in TES approximates its cost (see Note 8). This represents management's best estimate using TES's latest available financial projections.

Long-term debt: Based on recent market activity, the carrying value of Nobel's 10% senior subordinated notes of $9,486,000 at June 30, 2001 and $9,357,000 at June 30, 2000, approximated market value. The carrying values for Nobel's remaining long-term debt of $33,869,000 and $33,371,000 at June 30, 2001 and 2000, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

Interest rate instruments: The fair value of the interest rate swap is the estimated amounts that the Company would pay or receive to terminate the instrument at June 30, 2001, estimated by discounting expected cash flows using quoted market interest rates. At June 30, 2001, the Company would have had to pay $17,000 to terminate the interest rate swap.

18. Commitments and Contingencies:

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

19. Segment Information

The Company manages its schools based on 18 geographical regions within the United States. In FY 2000 the company acquired Houston Learning Academy and TAC (see Note 2) and began managing charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" and are reflected in the "other" category.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

The table below presents information about the reported operating income of the company for the fiscal years ended June 30, 2001 and 2000, (dollars in thousands):

                                       Private
                                        Schools         Other         Total
                                       --------       --------      --------
June 30, 2001
-------------
Revenues                                $139,726         8,226       147,952
School operating profit                 $ 17,945           221        18,166
Depreciation and amortization           $  5,983           603         6,586

June 30, 2000
-------------
Revenues                                $125,176         2,231       127,407
School operating profit                 $ 16,910           419        17,329
Depreciation and amortization           $  5,739            87         5,826

June 30, 1999
-------------
Revenues                                $109,762                     109,762
School operating profit                 $ 13,287                      13,287
Depreciation and amortization           $  5,009                       5,009

19. Subsequent events:

On August 19, 2001, 125,000 Series 1 Warrants issued in connection with the Series C Convertible Preferred Stock were exercised at $4.00 per share.

20. Quarterly Results of Operations (unaudited):
    (In thousands, except per share data and market price of stock)

The following table shows certain unaudited financial information for the Company for the interim periods indicated. As discussed in Note 1, the Company changed its method of revenue recognition related to registration fees effective July 1, 2000. Accordingly, the following unaudited quarterly operating results have been restated for the fiscal year ended June 30, 2001 to reflect the impact of the change in accounting principle as if adopted on July 1, 2000. Additionally, quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new center development and acquisitions.

                                                                            Fiscal 2001
                                    -----------------------------------------------------------------------------------------------
                                        Quarter ended          Quarter ended          Quarter ended             Quarter ended
                                     September 30, 2000      December 31, 2000        March 31, 2001            June 30, 2001
                                    ---------------------   --------------------   --------------------    ----------------------
                                        As                      As                     As                      As
                                    Previously      As      Previously     As      Previously    As        Previously       As
                                     Reported    Adjusted    Reported   Adjusted    Reported   Adjusted     Reported     Adjusted
                                    ----------   --------   ----------  --------   ----------  --------    ----------    --------
Revenue                               $32,689     31,530      37,265     37,673       38,956   39,204        39,042       39,552
Operating profit                      $   664       (495)      1,577      1,985        2,337    2,585         2,584        3,094
Cummulative effect of change in
   accounting principle (net of tax)  $              295           -          -            -        -             -            -
Net income (loss)                     $  (222)    (1,111)        415        595          717      820           886        1,201

Earnings (loss) per share:
Basic                                 $ (0.04)     (0.19)       0.07       0.10         0.12     0.13          0.14         0.20
Diluted                               $ (0.04)     (0.19)       0.06       0.08         0.10     0.11          0.12         0.16

Market price:
  High                                $10.000        n/a       8.875        n/a       10.250      n/a        10.000          n/a
  Low                                 $ 7.750        n/a       4.688        n/a        5.516      n/a         7.550          n/a


                                                                            Fiscal 2000
                                    ----------------------------------------------------------------------------------------------
                                        Quarter ended          Quarter ended          Quarter ended             Quarter ended
                                     September 30, 1999      December 31, 1999        March 31, 2000            June 30, 2000
                                    ---------------------   --------------------   --------------------    ----------------------
Revenue                               $           27,345                 31,532                33,127                     35,403
Operating profit                      $              606                  1,829                 2,510                      2,642
Net income (loss)                     $             (115)                   615                   971                      1,007

Earnings (loss) per share:
Basic                                 $            (0.02)                  0.10                  0.16                       0.17
Diluted                               $            (0.02)                  0.08                  0.13                       0.13

Market price:
  High                                $            6.125                  9.000                 9.313                      8.188
  Low                                 $            4.250                  5.125                 6.500                      5.938