Form 10-Q
period 2001-09-30
NOBEL LEARNING COMMUNITIES INC
filed 2001-11-14
CIK 721237

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended:                          September 30, 2001

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,368,286 shares of Common Stock outstanding at November 9, 2001.

                              INDEX TO FORM 10-Q

                       Nobel Learning Communities, Inc.



                                                                   Page
PART I.  FINANCIAL INFORMATION                                    Number
                                                                  ------

Item 1.  Financial Statements

         Consolidated Balance Sheets,
         September 30, 2001 (unaudited) and June 30, 2001..........  2

         Consolidated Statements of operations for the
         three months ended September 30, 2001 (unaudited)
         and 2000 (unaudited)......................................  3

         Consolidated Statements of Cash Flows for the
         three months ended September 30, 2001 (unaudited)
         and 2000 (unaudited)......................................  4

         Notes to Consolidated Interim Financial Statements........  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............  7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K...........................  11

                                    PART I

Financial Information

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

The Company's fiscal 2002 outlook and all other statements in this report other than historical facts are forward-looking statements that involve risks and uncertainties and are subject to change at any time. The Company derives its forward-looking statements from its operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed and converted schools and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results.

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                                        (unaudited)
Current Assets                                                                       September 30, 2001         June 30, 2001
---------------------------------------------------------                            ------------------      ------------------
  Cash and cash equivalents                                                           $         1,436         $         1,321
  Accounts receivable, less allowance for doubtful
  accounts of $351 in September 2001 and June 2001                                              3,301                   2,858
  Notes receivable                                                                                242                   1,836
  Prepaid rents                                                                                 2,229                   2,142
  Prepaid insurance and other                                                                   2,111                   1,896
                                                                                     ------------------      ------------------
       Total Current Assets                                                                     9,319                  10,053
                                                                                     ------------------      ------------------

Property & equipment at cost                                                                   54,189                  52,018
Accumulated depreciation                                                                      (22,042)                (20,792)
                                                                                     ------------------      ------------------
Total property and equipment                                                                   32,147                  31,226

Property and equipment held for sale                                                            5,994                   5,995
Goodwill and intangibles                                                                       50,095                  50,232
Investment                                                                                      2,313                   2,225
Deposits and other assets                                                                       1,939                   2,053
                                                                                     ------------------      ------------------
Total Assets                                                                          $       101,807         $       101,784
                                                                                     ==================      ==================
Liabilities and Stockholders' Equity
---------------------------------------------------------
Current portion of long-term obligations                                              $         5,472         $         6,414
Cash overdraft liability                                                                        1,073                   5,428
Accounts payable and other current liabilities                                                  7,015                   6,678
Unearned income                                                                                13,363                   6,986
                                                                                     ------------------      ------------------
     Total Current Liabilities                                                                 26,923                  25,506
                                                                                     ------------------      ------------------


Long-term obligations                                                                          24,413                  25,526
Long-term subordinated debt                                                                    11,247                  11,415
Swap contract                                                                                     621                      --
Deferred gain on sale/leaseback                                                                    13                      15
Deferred taxes                                                                                    460                     460
Minority interest in consolidated subsidiary                                                      271                     261
                                                                                     ------------------      ------------------
Total Liabilities                                                                              63,948                  63,183
                                                                                     ------------------      ------------------

Stockholders' Equity:
  Preferred Stock, $0.001 par value; 10,000,000 shares authorized, 4,587,464 issued and outstanding at September 30, 2001, and June 30, 2001;
 $5,524 aggregate liquidation preference at September 30, 2001 and June 30, 2001                    5                       5

  Common Stock, $0.001 par value, 20,000,000 shares authorized, 6,341,661
  issued at September 30, 2001 and 6,212,561 at June 30, 2001                                       6                       6

Treasury Stock, cost; 230,510 shares                                                           (1,375)                 (1,375)
Additional paid in capital                                                                     40,319                  39,879
Accumulated deficit / retained earnings                                                          (475)                     86
Accumulated other comprehensive loss                                                             (621)                     --
                                                                                     ------------------      ------------------
Total Stockholders' Equity                                                                     37,859                  38,601
                                                                                     ------------------      ------------------
Total Liabilities & Stockholders' Equity                                              $       101,807         $       101,784
                                                                                     ==================      ==================

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Operations
            for the three months ended September 30, 2001 and 2000
                (Dollars in thousands except per share amounts
                                  (unaudited)

                                                                                      2001                 2000
                                                                                    --------             --------
Revenues                                                                            $ 34,423             $ 31,531

Operating expenses                                                                    31,691               29,517
                                                                                    --------             --------
   School operating profit                                                             2,732                2,014

General and administrative expenses                                                    2,771                2,509
                                                                                    --------             --------
   Operating loss                                                                        (39)                (495)

Interest expense                                                                         949                1,052

Other (income) expense                                                                   (82)                   1

Minority interest in earnings (loss) of consolidated subsidiary                           10                   (7)
                                                                                    --------             --------
Loss before income taxes and change in accounting principle                             (916)              (1,541)

Income tax benefit                                                                      (376)                (725)
                                                                                    --------             --------
Net loss before change in accounting principle                                      $   (540)            $   (816)

Cumulative effect of change in accounting principle, (net of tax
   benefit of $242)                                                                       --                  295
                                                                                    --------             --------
Net loss                                                                            $   (540)            $ (1,111)
                                                                                    ========             ========
Preferred stock dividends                                                                 21                   21
                                                                                    --------             --------
Net loss available to common stockholders                                           $   (561)            $ (1,132)
                                                                                    ========             ========
Basic loss per share:
--------------------
Net loss per share before cumulative effect of accounting change                    ($  0.09)            ($  0.14)

Cumulative effect of accounting change                                                    --                (0.05)
                                                                                    --------             --------
Net loss per share                                                                  ($  0.09)            ($  0.19)
                                                                                    ========             ========
Dilutive loss per share:
-----------------------
Net loss per share before cumulative effect of accounting change                    ($  0.09)            ($  0.14)

Cumulative effect of accounting change                                                    --                (0.05)
                                                                                    --------             --------
Net loss per share                                                                  ($  0.09)            ($  0.19)
                                                                                    ========             ========

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
            for the three months ended September 30, 2001 and 2000
            ------------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)

                                                                      2001                  2000
                                                               ------------          ------------
Net Cash Provided By Operating Activities                      $      6,895          $      5,618
Cash Flows From Investing Activities:
  Proceeds from sale of real estate                                     531                   325
  Capital expenditures                                               (2,695)               (7,520)
  Payment for acquisitions                                               --                  (510)
  Advance on note receivable                                           (160)                 (300)
  Cash payments on note receivable                                    1,736                    --
                                                               ------------          ------------

Net Cash (Used In) Investing Activities:                               (588)               (8,005)
                                                               ------------          ------------
Cash Flows From Financing Activities:
  Proceeds from long term debt                                          650                 6,169
  Repayment of long term debt                                        (1,769)               (1,956)
  Repayment of subordinated debt                                     (1,137)                 (486)
  Cash overdraft liability                                           (4,355)                 (551)
  Proceeds from the exercise of stock options and warrants              440                    --
  Repayment of capital lease obligation                                  --                   (15)
  Payments of dividends on preferred stock                              (21)                  (21)
                                                               ------------          ------------

Net Cash (Used In) Provided by Financing Activities:                 (6,192)                3,140
                                                               ------------          ------------

Net increase in cash and cash equivalents                               115                   753

Cash and cash equivalents at the beginning of the period              1,321                 3,798
                                                               ------------          ------------

Cash and cash equivalents at the end of the period             $      1,436          $      4,551
                                                               ============          ============


The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements

               Nobel Learning Communities, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
 For the Year Ended June 30, 2001 and the Three Months Ended September 30,2001
                   (Dollars in thousands except share data)
                                  (Unaudited)


                                                                                          Treasury and   Retained
                                 Preferred Stock            Common Stock       Additional    Common      Earnings/
                                 ---------------            ------------        Paid-In      Stock      Accumulated
                                Shares      Amount       Shares      Amount     Capital     Issuable      Deficit
                              ---------  -----------    --------- ----------- ----------- ------------ ------------
June 30, 2000                 4,587,464  $         5    6,126,168 $         6 $    39,256 $    (1,375) $    (1,334)
Comprehensive income:
   Net income                                                                                                1,501
   Swap contract

Total comprehensive income
Stock options exercised
  and related tax benefit            --           --       42,262          --         217          --           --
Common Stock issued
   related to acquisitions           --           --       44,131          --         406          --           --
Preferred dividends                  --           --           --          --          --          --          (81)
                             ----------  -----------  ----------- ----------- ----------- -----------  -----------
June 30, 2001                 4,587,464  $         5    6,212,561 $         6 $    39,879 $    (1,375) $        86
                             ==========  ===========  =========== =========== =========== ===========  ===========
Comprehensive loss:
   Net loss                                                                                                   (540)
   Swap contract

Total comprehensive loss
Stock options and warrants
  exercised and
  related tax benefit                --           --      129,100          --         440          --           --
Preferred dividends                  --           --           --          --          --          --          (21)
                             ----------  -----------  ----------- ----------- ----------- -----------  -----------
September 30, 2001            4,587,464  $         5    6,341,661 $         6 $    40,319 $    (1,375) $      (475)
                             ==========  ===========  =========== =========== =========== ===========  ===========


                             Accumulated
                                Other
                            Comprehensive
                                Loss         Total
                            ------------- -----------
June 30, 2000                $        --  $    36,558
Comprehensive income:
   Net income                             $     1,501
   Swap contract                      --           --
                                          -----------
Total comprehensive income                $     1,501
Stock options exercised
  and related tax benefit                 $       217
Common Stock issued
   related to acquisitions                $       406
Preferred dividends                   --          (81)
                             -----------  -----------
June 30, 2001                $        --  $    38,601
                             ===========  ===========
Comprehensive loss:
   Net loss                               $      (540)
   Swap contract                    (621)        (621)
                                          -----------
Total comprehensive loss                  $    (1,161)
Stock options and warrants
  exercised and
  related tax benefit                     $       440
Preferred dividends                   --          (21)
                             -----------  -----------
September 30, 2001           $      (621) $    37,859
                             ===========  ===========

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
                    Notes to Consolidated Interim Financial
              Statements for the three months ended September 30,
                                 2001 and 2000
                                  (unaudited)


Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company's business strategy with respect to expansion into new and existing markets, the Company's debt and related financial covenants, difficulties in managing the Company's growth including attracting and retaining qualified personnel, a large portion of the Company's assets represent goodwill, increased competition, changes in government policy and regulation, ability to obtain additional capital required to fully implement business plan, and the Company's investment in Total Education Solutions, Inc..

Note 2 - Earnings Per Share
---------------------------

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the three months ended September 30, 2001 and 2000, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows.

                                      For the Three Months September 30,
                                      ------------------------------------
                                              2001                   2000
                                      ------------------------------------
Basic (loss) earnings per share
-------------------------------

Net loss                                    $ (540)              $ (1,111)

Less preferred dividends                    $   21               $     21
                                      ------------------------------------
Net loss available for
common stock                                $ (561)              $ (1,132)
                                      ====================================
Average common stock
outstanding                                  6,075                  5,931

Basic loss per share                        $(0.09)              $  (0.19)
                                      ====================================


Note 3. Revenue Recognition.
---------------------------
The Company adopted Staff Accounting Bulletin ("SAB") 101 effective July 1, 2000. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues at September 30, 2001. These non-refundable fees will be recognized as revenue throughout the remainder of fiscal year 2002. In addition, fee revenues totaling $295,000, net of income taxes of $242,000, were deferred from the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle. All of the $537,000 of fee revenues deferred from the previous fiscal year will subsequently be recognized during fiscal 2002. The fee revenues deferred under SAB 101 will be amortized over the typical school year of August to June. Summer camp registration fees will be recognized during the months June, July and August. The financial results for September 30, 2000 have been restated to reflect the adoption of SAB 101. Registration fees deferred at September 30, 2000 were $1,159,000.

Note 4. New Accounting Pronouncements
-------------------------------------
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001, which resulted in a $419,000 reduction in goodwill amortization expense. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Goodwill amortization for the quarter ended September 30, 2000 amounted to approximately $218,000 net of tax, which would have impacted the reported basic earnings per share by $0.04.

At September 30, 2001 the Company's intangibles assets were as follows:

                                           As of September 30, 2001
                               -------------------------------------------------
                                   Gross Carrying               Accumulated
                                      Amount                   Amortization
                                      ------                   ------------
 ($000s)
 Amortized intangible assets
     Non-compete                   $       2,493,000        $      (1,833,000)
     Other                                   901,000                  (62,000)
                                  ------------------        -----------------
         Total                     $       3,394,000        $      (1,895,000)
                                  ==================        =================


SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year 2003. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position.

Effective July 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

In connection with the May amendment to the Company's Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on its $15,000,000 Term Loan Facility portion of its credit facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2001 the Company's interest rate swap contract outstanding had a total notional amount of $14,464,000 million and became effective August 1, 2001. The notional amounts serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 4.99% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at September 30, 2001 was a liability of $621,000 and is included as Other Comprehensive Loss.


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the First Quarter Ended September 30, 2001 vs the First Quarter ended September 30, 2000

At September 30, 2001, the Company operated 173 schools. Since September 30, 2000, the Company has opened 13 new schools: two elementary schools, seven preschools, two schools for learning challenged (the Paladin Academy schools), one charter school and one specialty high school. The Company has also closed two schools. Since June 2001, two new schools were opened.

Revenues for the first quarter ended September 30, 2001 increased $2,892,000 or 9.2% to $34,423,000 from $31,531,000 for the first quarter ended September 30, 2000. The increase in revenues is primarily attributable to the increase in enrollment, tuition increases and the increase in the number of schools.

The Company adopted SAB 101 effective July 1, 2000. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues at September 30, 2001. The financial results for September 30, 2000 have been restated to reflect the adoption of SAB 101. Registration fees deferred at September 30, 2000 were $1,159,000. The registration fees deferred in the first quarter will be recognized as revenue during the rest of the fiscal year. The effect of the adoption of SAB 101 was a decrease of $177,000 in registration fees that historically were recognized in the first quarter.

Same school revenue (schools that were opened in both periods) increased $2,286,000 or 7.4% in the first quarter of 2001 compared to the prior year. This increase is related to tuition and enrollment increases, which is partially due to an improved summer program, and the maturing of schools opened in 2000. The increase in revenues related to the 13 schools opened totaled $867,000. These increases were offset by a decrease in revenues of $215,000 related to the schools closings and $46,000 related to sales from The Activities Club.

School operating profit for the first quarter ended September 30, 2001 increased $718,000 or 35.6% to $2,732,000 from $2,014,000 for the first quarter ended
September of 2000. Total school operating profit margin increased from 6.4% for the quarter ended September of 2000 to 7.9% for the quarter ended September 2001.

School operating profit was also affected by the adoption of SAB 101 as noted above. In addition, The results for the quarter ended September 30, 2001, include the effect of adopting SFAS No. 142, which resulted in a $419,000 reduction in goodwill amortization expense. (See Note 4 to the financial statement's)

Same school operating profit increased $1,129,000 or 52.4%. Excluding the effect of the adoption of SFAS 142, same school operating profit increased $710,000 or 32.9%. Same school operating profit margin improved from 6.9% for the first quarter ended September 30, 2000 to 9.8% for the first quarter ended September 30, 2001. The increase in same school operating profit is due to revenue increases and the control of school expenses. For the first quarter ended September 30, 2001, new schools incurred a loss of $411,000. The Activities Club reduced its operating loss in the quarter ended September 2001 by $10,000 as compared to the prior year. School closings negatively affected the change in school operating profit by $10,000.

General and administrative expenses increased $262,000 or 10.4% from $2,509,000 for the first quarter ended September 30, 2000 to $2,771,000 for the first quarter ended September 30, 2001. As a percentage of revenue, general and administrative expense was 8.0% at September 30, 2001 and September 2000. This increase in general and administrative expenses was primarily related to additional corporate staffing and increased fees for professional and legal services.

As a result of the factors mentioned above, operating losses decreased $456,000 from a loss of $495,000 for the quarter ended September 30, 2000 to a loss of $39,000 for the quarter ended September 30, 2001.

For the first quarter of fiscal 2001, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $1,486,000. This represents an increase of $301,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principals, however the Company and the investment community consider it an important calculation.

Interest expense decreased $103,000 or 9.8% from $1,052,000 for the quarter ended September 30, 2000 to $949,000 for the quarter ended September 30, 2001. The decrease is due to decreased interest rates on the Company's credit facility and decreased borrowings on the Company's credit facility.

Income tax benefit totaled $376,000 for the quarter ended September 30, 2001, which reflects a 41% effective tax rate.

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

At September 30, 2001, a total of $26,314,000 was outstanding under the amended and restated loan agreement. There were no amounts outstanding under the Working Capital Credit Facility, $11,850,000 was outstanding under the Acquisition Credit Facility and $14,464,000 was outstanding under the Term Loan.

Total cash and cash equivalents increased $115,000 from $1,321,000 at June 30, 2001 to $1,436,000 at September 30, 2001. The net increase was related to cash provided from operations totaling $6,895,000 and repayments on notes receivable of $1,736,000 offset by $2,695,000 in capital expenditures, debt repayments of $2,906,000 and a decrease in cash overdraft liability of $4,355,000.

The working capital deficit increased $2,151,000 from $15,453,000 at June 30, 2001 to $17,604,000 at September 30, 2001. The increase is primarily the result of the increase in deferred revenue totaling $6,377,000 and a decrease of $1,594,000 in notes receivable. These increases were offset by a decrease of $4,355,000 in cash overdraft liability and an decrease of $942,000 in current maturities of long term debt. The increase in deferred revenues is related to the prepayment of annual and semi-annual tuition by parents and by registration fees collected at the beginning of the school year.

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



                                NOBEL LEARNING COMMUNITIES, INC.



Dated: November 14, 2001             By:  /s/ William E. Bailey
                                          --------------------------------
                                     William E. Bailey
                                     Vice President/Chief Financial Officer
                                     (duly authorized officer and
                                     principal financial officer)

                                    Exhibits

Exhibit
Number          Description of Exhibit

None