Form 10-Q
period 2001-12-31
NOBEL LEARNING COMMUNITIES INC
filed 2002-02-14
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:             December 31, 2001

   ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from ______ to ______

                         Commission File Number 1-1003

                        NOBEL LEARNING COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               22-2465204
     (State or other jurisdiction                     (IRS Employer
   of incorporation or organization)                Identification No.)

    1615 West Chester Pike, West Chester, PA               19382
    (Address of principal executive offices)             (Zip Code)

                                (484) 947-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X         No____
                                           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,443,286 shares of Common Stock outstanding at February 4, 2002.

                              INDEX TO FORM 10-Q

                       Nobel Learning Communities, Inc.


                                                                                  Page
PART I.  FINANCIAL INFORMATION                                                   Number
                                                                                 ------
Item 1.  Financial Statements

         Consolidated Balance Sheets,
         December 31, 2001 (unaudited) and June 30, 2001.........................  2

         Consolidated Statements of Income for the
         six months ended December 31, 2001 (unaudited)
         and 2000 (unaudited)....................................................  3

         Consolidated Statements of Income for the
         three months ended December 31, 2001 (unaudited)
         and 2000 (unaudited)....................................................  4

         Consolidated Statements of Cash Flows for the
         six months ended December 31, 2001 (unaudited)
         and 2000 (unaudited)....................................................  5

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the Six Months Ended December
         31, 2001 (unaudited)

         Notes to Consolidated Interim Financial Statements......................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................... 14

Item 4.  Submission of Matters to Vote of Security Holders....................... 15

Item 6.  Exhibits and Reports on Form 8-K........................................ 17

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

               Nobel Learning Communities, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (unaudited)

Current Assets                                                                         December 31, 2001         June 30, 2001
---------------------------------------------------------                              -----------------         -------------
  Cash and cash equivalents                                                            $             869         $      1,321
  Accounts receivable, less allowance for doubtful accounts
  of $407 and $351 in December and June of 2001, respectively                                      3,131                2,858
  Notes receivable                                                                                   268                1,836
  Prepaid rents                                                                                    2,300                2,142
  Other prepaid expenses                                                                           2,094                1,896
                                                                                       -----------------         ------------
Total Current Assets                                                                               8,662               10,053
                                                                                       -----------------         ------------

Property, & equipment at cost                                                                     57,306               52,018
Accumulated depreciation                                                                         (23,464)             (20,792)
                                                                                       -----------------         ------------
Total property and equipment                                                                      33,842               31,226

Property and equipment held for sale                                                               5,991                5,995
Goodwill and intangibles                                                                          49,959               50,232
Investment                                                                                         2,428                2,225
Deposits and other assets                                                                          1,991                2,053
                                                                                       -----------------         ------------
Total Assets                                                                           $         102,873         $    101,784
                                                                                       =================         ============

Liabilities and Stockholders' Equity
---------------------------------------------------------
Current portion of long-term obligations                                               $           5,348         $      6,414
Current portion of swap contract                                                                      77                    -
Cash overdraft liability                                                                           2,840                5,428
Accounts payable and other current liabilities                                                     6,692                6,678
Unearned income                                                                                    9,423                6,986
                                                                                       -----------------         ------------
Total Current Liabilities                                                                         24,380               25,506
                                                                                       -----------------         ------------

Long-term obligations                                                                             27,794               25,526
Long-term subordinated debt                                                                       10,525               11,415
Swap contract                                                                                        423                    -
Deferrred gain on sale/leaseback                                                                      41                   15
Deferred taxes                                                                                       256                  460
Minority interest in consolidated subsidiary                                                         215                  261
                                                                                       -----------------         ------------
Total Liabilities                                                                                 63,634               63,183

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,587,464 at December 31, 2001, and June 30, 2001;
  $5,524 aggregate liquidation preference at December 31, 2001
  and June 30, 2001.                                                                                   5                    5

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 6,393,286 at December 31, 2001 and 6,212,561 at June 30, 2001.                           6                    6

Treasury Stock, cost; 230,510 shares                                                              (1,375)              (1,375)
Additional paid in capital                                                                        40,447               39,879
Retained earnings                                                                                    451                   86
Accumulated other comprehensive loss                                                                (295)                   -
                                                                                       -----------------         ------------

Total Stockholders' Equity                                                                        39,239               38,601
                                                                                       -----------------         ------------

Total Liabilities & Stockholders' Equity                                               $         102,873         $    101,784
                                                                                       =================         ============


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
              for the six months ended December 31, 2001 and 2000
            -------------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                                                                    2001               2000
                                                                                          ---------------     --------------

Revenues                                                                                  $       74,315      $      69,203

Total operating expenses                                                                          65,937             62,631
                                                                                          ---------------     --------------

School operating profit                                                                            8,378              6,572

General and administrative expenses                                                                5,886              5,082

                                                                                          ---------------     --------------
   Operating income                                                                                2,492              1,490

Interest expense                                                                                   1,872              2,186
Other income                                                                                         (84)              (258)
Minority interest in earnings (loss) of consolidated subsidiary                                       17                (19)
                                                                                          ---------------     --------------

Income before taxes and change in accounting principle                                               687               (419)

Income tax expense                                                                                   281               (197)
                                                                                          ---------------     --------------

Net income before change in accounting principle                                                     406               (222)

Cummulative effect of change in accounting principle, net of tax
   benefit of $242                                                                                     -                295
                                                                                          ---------------     --------------

Net income (loss)                                                                         $          406      $        (517)
                                                                                          ===============     ==============

Preferred stock dividends                                                                             41                 40
                                                                                          ---------------     --------------

Net income (loss) available to common stockholders                                        $          365      $        (557)
                                                                                          ===============     ==============

Basic income (loss) per share:
------------------------------

Net income (loss) per share before cummulative effect of accounting change                $         0.06             ($0.04)

Cummulative effect of accounting change                                                                -              (0.05)

                                                                                          ---------------     --------------
Net income (loss) per share                                                               $         0.06             ($0.09)
                                                                                          ===============     ==============

Dilutive income (loss) per share:
---------------------------------

Net income (loss) per share before cummulative effect of accounting change                $         0.05             ($0.04)

Cummulative effect of accounting change                                                                -             ($0.05)

                                                                                          ---------------     --------------
Net income (loss) per share                                                               $         0.05             ($0.09)
                                                                                          ===============     ==============


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities Inc. and Subsidiaries
                       Consolidated Statements Of Income
             for the three months ended December 31, 2001 and 2000
            -------------------------------------------------------
                (Dollars in thousands except per share amounts)
                                  (unaudited)

                                                                                            2001              2000
                                                                                   -------------    --------------
Revenues                                                                           $      39,892    $       37,673

Total operating expenses                                                                  34,247            33,115
                                                                                   -------------    --------------

School operating profit                                                                    5,645             4,558

General and administrative expenses                                                        3,115             2,573

                                                                                   -------------    --------------
   Operating income                                                                        2,530             1,985

Interest expense                                                                             922             1,134
Other income                                                                                  (2)             (260)
Minority interest in earnings (loss) of consolidated subsidiary                                7               (12)
                                                                                   -------------    --------------

Income before taxes                                                                        1,603             1,123

Income tax expense                                                                           657               528
                                                                                   -------------    --------------

Net income                                                                         $         946    $          595
                                                                                   =============    ==============

Preferred stock dividends                                                                     21                19
                                                                                   -------------    --------------

Net income available to common stockholders                                        $         925    $          576
                                                                                   =============    ==============

Basic earnings per share                                                           $        0.15    $         0.10
                                                                                   =============    ==============

Diluted earnings per share                                                         $        0.13    $         0.08
                                                                                   =============    ==============

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
              for the six months ended December 31, 2001 and 2000
            ------------------------------------------------------
                            (Dollars in thousands)
                                  (unaudited)

                                                                                            2001              2000
                                                                                   -------------    --------------
Net Cash Provided By Operating Activities                                          $       4,830    $        1,558

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                                                          532             3,672
  Capital expenditures                                                                    (5,127)          (11,477)
  Payment for acquisitions                                                                     -              (536)
  Cash payments on note receivable                                                         1,736                 -
  Advance on note receivable                                                                (314)                -
                                                                                   -------------    --------------

Net Cash Used In Investing Activities:                                                    (3,173)           (8,341)
                                                                                   -------------    --------------
Cash Flows From Financing Activities:

  Proceeds from long term debt                                                             3,454             9,171
  Repayment of long term debt                                                             (1,288)           (2,659)
  Repayment of subordinated debt                                                          (2,151)             (711)
  Proceeds from exercise of options and warrants                                             568                 -
  Cash distribution of minority interest                                                     (63)                -
  Repayment of capital lease obligation                                                        -               (48)
  Payments of dividends on preferred stock                                                   (41)              (40)
  Cash overdraft                                                                          (2,588)              447
                                                                                   -------------    --------------

Net Cash (used in) Provided by Financing Activities:                                      (2,109)            6,160
                                                                                   -------------    --------------

 Net decrease in cash and cash equivalents                                                  (452)             (623)

 Cash and cash equivalents at the beginning of the period                                  1,321             3,798
                                                                                   -------------    --------------

Cash and cash equivalents at the end of the period                                           869             3,175
                                                                                   =============    ==============

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

               Nobel Learning Communities, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
  For the Year Ended June 30, 2001 and the Six Months Ended December 31, 2001
                   (Dollars in thousands except share data)
                                  (Unaudited)


                                                                                    Treasury and   Retained   Accumulated
                                                                         Additional    Common      Earnings/     Other
                                    Preferred Stock     Common Stock      Paid-In      Stock     Accumulated  Comprehensive
                                   ------------------ ----------------
                                    Shares    Amount   Shares    Amount   Capital     Issuable     Deficit        Loss        Total
                                   --------- -------- --------- -------- ---------   ----------  -----------  ------------  --------
June 30, 2001                      4,587,464  $   5   6,212,561  $     6  $  39,879   $ (1,375)   $      86    $       -    $38,601
Comprehensive loss:
 Net income                                                                                             406                 $   406
 Swap contract                                                                                                      (295)      (295)
                                                                                                                            -------
Total comprehensive loss                                                                                                    $   111
Stock options and warrants
 exercised and related tax benefit         -      -     180,725        -        568          -            -                 $   568
Preferred dividends                        -      -           -        -          -          -          (41)           -        (41)
                                   --------- ------   ---------  -------  ---------   --------    ---------    ---------    -------

December 31, 2001                  4,587,464  $   5   6,393,286  $     6  $  40,447   $ (1,375)   $     451    $    (295)   $39,239
                                   =========  =====   =========  =======  =========   ========    =========    =========    =======

 The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an
                  integral part of these financial statements

               NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Interim Financial Statements for the six months ended December 31, 2001 and 2000
                                  (unaudited)


Note 1 - Basis of Presentation
------------------------------

The consolidated financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company's business strategy with respect to expansion into new and existing markets, the Company's debt and related financial covenants, difficulties in managing the Company's growth including attracting and retaining qualified personnel, a large portion of the Company's assets represent goodwill, increased competition, changes in government policy and regulation, ability to obtain additional capital required to fully implement (the Company's) business plan, and the Company's investment in Total Education Solutions, Inc..

Note 2 - Earnings Per Share
---------------------------

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if such conversion would be dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used is the denominator. The Company was in a loss position for the six months ended December 31, 2000, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows.

                                               For the Three Months December 31,       For the Six Months December 31,
                                              -----------------------------------    ---------------------------------
                                                        2001             2000            2001                   2000
                                              -----------------------------------    ---------------------------------
Basic earnings per share
------------------------------------

Net income (loss)                             $          946    $         595        $          406    $        (222)

Less preferred dividends                      $           21    $          21        $           41    $          41
                                              --------------    -------------        --------------    -------------

Net income available for
common stock                                  $          925    $         574        $          365    $        (263)
                                              --------------    -------------        --------------    -------------

Average common stock
outstanding                                            6,172            5,975                 6,082            5,967

Basic earnings per share                      $         0.15    $        0.10        $         0.06    $       (0.04)
                                              ==============    =============        ==============    =============

Dilutive earnings per share
------------------------------------

Net income available for
common stock and dilutive securities          $          946    $         595        $          406    $        (222)
                                              --------------    -------------        --------------    -------------

Average common stock
outstanding                                            6,172            5,975                 6,082            5,967

Options,warrants and
and convertible securities                             1,256            1,433                 1,343                -
                                              --------------    -------------        --------------    -------------

Average common stock and
dilutive securities outstanding                        7,428            7,408                 7,425            5,967


Dilutive earnings per share                   $         0.13    $        0.08        $         0.05    $       (0.04)
                                              ==============    =============        ==============    =============

Note 3. Revenue Recognition.
---------------------------

The Company adopted Staff Accounting Bulletin ("SAB") 101 effective July 1, 2000. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues in the first quarter of fiscal 2002. These non-refundable fees will be recognized as revenue throughout the remainder of fiscal year 2002. In addition, fee revenues totaling $295,000, net of income taxes of $242,000, were deferred from the fourth quarter of fiscal 2000. This one-time charge was recorded as a cumulative effect of a change in accounting principle. All of the $537,000 of fee revenues deferred from the previous fiscal year will subsequently be recognized during fiscal 2002. The financial results for December 31, 2000 have been restated to reflect the adoption of SAB 101. Registration fees deferred in the first quarter of fiscal 2001 were $1,159,000. The fee revenues deferred under SAB 101 will be amortized over the typical school year of August to June. Summer camp registration fees will be recognized during the months June, July and August. During the three months ended December 31, 2001 and 2000, the Company recognized a portion of the registration and education fees deferred in the first quarter of $491,000 and $408,000, respectively.

Note 4. New Accounting Pronouncements
-------------------------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001, which resulted in an $838,000 reduction in goodwill amortization expense during the six months ended December 31, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

The net carrying value of goodwill is $49,530,000 million as of July 1, 2001 (the Company's adoption date of SFAS 142). The Company completed the "first step" impairment test as required under SFAS 142 at December 31, 2001 and determined that the recognition of an impairment loss was not necessary. The fair value of the Company's ten reporting units was estimated using the expected present value of future cash flows. For two of the reporting units fair value approximated their carrying value while for the remaining eight reporting units fair value exceeded carrying value. Goodwill will be assessed for impairment at least annually or upon an adverse change in operations.

Goodwill amortization for the quarter ended December 31, 2000 amounted to approximately $202,000 net of tax ($389,000 pretax), which would have impacted the reported basic earnings per share by $0.03. Goodwill amortization for the six months ended December 31, 2000 amounted to approximately $414,000 net of tax ($796,000 pretax), which would have impacted the reported basic earnings per share by $0.07.

At December 31, 2001 the Company's intangibles assets were as follows:

                                                             As of December 31, 2001
                                                    -------------------------------------------
                                                     Gross Carrying             Accumulated
         ($000s)                                        Amount                  Amortization
                                                       -------                  ------------
         Amortized intangible assets
             Non-compete                            $       2,493,000         $      (1,958,000)
             Other                                            901,000                   (73,000)
                                                    -----------------         -----------------
                 Total                              $       3,394,000         $      (2,031,000)
                                                    =================         =================

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

In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on the $15,000,000 Term Loan Facility portion of its credit facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2001 the Company's interest rate swap contract outstanding had a total notional amount of $14,464,000 million and became effective August 1, 2001. The notional amounts serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 4.99% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2001 was a liability of $500,000 and is included as a component of Other Comprehensive Loss.

Note 5 - Investment in Total Education Solutions (TES)
------------------------------------------------------

The Company has a $2.5 million Note Receivable in the form of a Credit Agreement with Total Education Solutions ("TES") due May 2005. TES, established in 1997 provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). Prior to the financing provided from the Company in May 2000, TES was marginally profitable as it provided it services to schools in a small regional area of Southern California. The proceeds received by TES have been used for the expansion of its product throughout California and plans to enter other states. TES revenues have grown 54% since the origination of the credit agreement. However, TES has also incurred losses as a result of building the infrastructure to services other regions. In addition, TES is currently exploring additional financing sources. Management believes that valuations of such financing will approximate or exceed the company's carrying value. Negative developments in these areas could have a material effect on the collectability of the loan. The Company will continue to monitor the financial condition and assess the carrying value of this investment.

Note 6 - Segment Information
----------------------------

The Company manages its schools based on 4 geographical regions within the United States. In FY 2000 the Company acquired Houston Learning Academy and The Activities Club and began managing charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" and are reflected in the "other" category.

The table below presents information about the reported operating income of the company for the six months and the three months ended December 31, 2001 and 2000. (dollars in thousands):

                                                            Private
          Six months ended December 31,                     Schools        Other         Total
          ---------------------------------              -------------  -----------   ------------
          2001
          ----
          Revenues                                        $   70,000       4,315           74,315
          School operating profit                         $    8,298          80            8,378
          Depreciation and
                  amortization                            $    2,421         381            2,802

          2000
          ----
          Revenues                                        $   65,418       3,785           69,203
          School operating profit                         $    6,781        (209)           6,572
          Depreciation and
                  amortization                            $    2,877         299            3,176

          Three months ended December 31,
          ---------------------------------
          2001
          ----
          Revenues                                        $   37,499       2,393           39,892
          School operating profit                         $    5,598          47            5,645
          Depreciation and
                  amortization                            $    1,250         200            1,450

          2000
          ----
          Revenues                                        $   35,739       1,934           37,673
          School operating profit                         $    4,781        (223)           4,558
          Depreciation and
                  amortization                            $    1,462         164            1,626

Note 7 - Commitments and Contingencies
--------------------------------------

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the Six Months Ended December 31, 2001 vs. the Six Months ended December 31, 2000

At December 31, 2001, the Company operated 174 schools. Since December 31, 2000, the Company has opened 11 new schools: two elementary schools, five preschools, three schools for learning challenged (the Paladin Academy schools), and one charter school. The Company has also closed two schools. Since June 2001, five new schools were opened.

Revenues for the six months ended December 31, 2001 increased $5,112,000 or 7.4% to $74,315,000 from $69,203,000 for the six months ended December 31, 2000. The increase in revenues is primarily attributable to tuition increases and the increase in the number of schools.

The Company adopted SAB 101 effective July 1, 2000. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues in the first quarter of fiscal 2002. The financial results for December 31, 2000 have been restated to reflect the adoption of SAB
101. Registration fees deferred in the first quarter of 2001 were $1,159,000. The registration fees deferred in the first quarter will be recognized as revenue during the rest of the fiscal year. Registration fees deferred from the first quarter and recognized in the second quarter was $419,000 and $408,000 for the second quarter ended December 31, 2001 and 2000, respectively.

Same school revenue (schools that were opened in both periods) increased $4,391,000 or 6.4% in the six months ended December 2001 compared to the same period in the prior year. This increase is related to tuition and the maturing of schools opened in 2000 offset by a decrease in enrollment in many of the Company's preschools due primarily to the loss of employment by at least one parent with a child in preschool. The increase in revenues related to the 11 schools opened totaled $947,000. Revenues related to The Activities Club increased $140,000. These increases were offset by a decrease in revenues of $366,000 related to the schools closings.

School operating profit for the six months ended December 31, 2001 increased $1,806,000 or 27.5% to $8,378,000 from $6,572,000 for the six months ended
December of 2000. Total school operating profit margin increased from 9.5% for the six months ended December of 2000 to 11.3% for the six months ended December 2001.

School operating profit was also affected by the adoption of SAB 101 as noted above. In addition, The results for the quarter ended December 31, 2001, include the effect of adopting SFAS No. 142, which resulted in a $838,000 reduction in goodwill amortization expense. (See Note 4 to the financial statement's)

Same school operating profit increased $2,607,000 or 37.9%. Excluding the effect of the adoption of SFAS 142, same school operating profit increased $1,769,000 or 25.7%. Same school operating profit margin improved from 10.0% for the six months ended December 31, 2000 to 13.0% for the six months ended December 31, 2001. The increase in same school operating profit is due to the maturing of schools opened in 2000 and lower school level expenses as a percentage of revenue. For the six months ended December 31, 2001, new schools incurred a loss of $982,000. The Activities Club reduced its operating loss during the six months ended December 2001 by $198,000 as compared to the prior year. School closings negatively affected the change in school operating profit by $17,000.

General and administrative expenses increased $804,000 or 15.8% from $5,082,000 for the six months ended December 31, 2000 to $5,886,000 for the six months ended December 31, 2001. As a percentage of revenue, general and administrative expense was 7.9% at December 31, 2001 and 7.3% at December 2000. This increase in general and administrative expenses was primarily related to additional corporate staffing and increased fees for professional and legal services.

As a result of the factors mentioned above, operating income increased $1,002,000 from $1,490,000 for the six months ended December 31, 2000 to $2,492,000 for the six months ended December 31, 2001.

For the six months of fiscal 2001, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $5,573,000. This represents an increase of $382,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principles. However, the Company and the investment community consider it an important calculation.

Interest expense decreased $314,000 or 14.4% from $2,186,000 for the six months ended December 31, 2000 to $1,872,000 for the six months ended December 31, 2001. The decrease is due to decreased interest rates on the Company's credit facility and decreased borrowings on the Company's credit facility.

Income tax expense totaled $281,000 for the six months ended December 31, 2001, which reflects a 41% effective tax rate. The reduction in the tax rate from fiscal 2001 is caused by the implementation of FAS 142, as the company is no longer amortizing non-deductible goodwill.

For the Second Quarter Ended December 31, 2001 vs. the Second Quarter ended December 31, 2000

Revenues for the second quarter ended December 31, 2001 increased $2,219,000 or 5.9% to $39,892,000 from $37,673,000 for the second quarter ended December 31, 2000. The increase in revenues is primarily attributable to tuition increases and the increase in the number of schools.

The Company adopted SAB 101 effective July 1, 2000. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues in the first quarter of fiscal 2002. The financial results for December 31, 2000 have been restated to reflect the adoption of SAB
101. Registration fees deferred in the first quarter of 2001 were $1,159,000. The registration fees deferred in the first quarter will be recognized as revenue during the rest of the fiscal year. Registration fees deferred from the first quarter and recognized in the second quarter was $419,000 and $408,000 for the second quarter ended December 31, 2001 and 2000, respectively.

Same school revenue (schools that were opened in both periods) increased $1,553,000 or 4.1% in the second quarter ended December 31, 2001 as compared to the prior year. This increase is related to tuition and the maturing of schools opened in 2000 offset by a decrease in enrollment in many of the Company's preschools due primarily to the loss of employment by at least one parent with a child in preschool. The increase in revenues related to the 11 schools opened totaled $631,000. Revenues for The Activities Club increased $186,000. These increases were offset by a decrease in revenues of $151,000 related to the schools closings.

School operating profit for the second quarter ended December 31, 2001 increased $1,087,000 or 23.8% to $5,645,000 from $4,558,000 for the second quarter ended
December of 2000. Total school operating profit margin increased from 12.1% for the quarter ended December of 2000 to 14.2% for the quarter ended December 2001.

School operating profit was also affected by the adoption of SAB 101 as noted above. In addition, The results for the quarter ended December 31, 2001, include the effect of adopting SFAS No. 142, which resulted in a $419,000 reduction in goodwill amortization expense. (See Note 4 to the financial statement's)

Same school operating profit increased $1,385,000 or 29.1%. Excluding the effect of the adoption of SFAS 142, same school operating profit increased $966,000 or 20.3%. Same school operating profit margin improved from 12.7% for the second quarter ended December 31, 2000 to 15.7% for the second quarter ended December 31, 2001. The increase in same school operating profit is due to the maturing of schools opened in 2000 and lower school level expenses as a percentage of revenue. For the second quarter ended December 31, 2001, new schools incurred a loss of $479,000. The Activities Club reduced its operating loss in the quarter ended December 2001 by $188,000 as compared to the same period in the prior year. School closings negatively affected the change in school operating profit by $7,000.

General and administrative expenses increased $542,000 or 21.1% from $2,573,000 for the second quarter ended December 31, 2000 to $3,115,000 for the second quarter ended December 31, 2001. As a percentage of revenue, general and administrative expense was 7.8% at December 31, 2001 and 6.8% at December 2000. This increase in general and administrative expenses was primarily related to additional corporate staffing and increased fees for professional and legal services.

As a result of the factors mentioned above, operating income increased $545,000 from $1,985,000 for the quarter ended December 31, 2000 to $2,530,000 for the quarter ended December 31, 2001.

For the second quarter of fiscal 2001, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $4,087,000. This represents an increase of $81,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principles. However, the Company and the investment community consider it an important calculation.

Interest expense decreased $212,000 or 18.7% from $1,134,000 for the quarter ended December 31, 2000 to $922,000 for the quarter ended December 31, 2001. The decrease is due to decreased interest rates on the Company's credit facility and decreased borrowings on the Company's credit facility.

Income tax expense totaled $657,000 for the quarter ended December 31, 2001, which reflects a 41% effective tax rate. The reduction in the tax rate from fiscal 2001 is caused by the implementation of FAS 142, as the company is no longer amortizing non-deductible goodwill.

Liquidity and Capital Resources
-------------------------------

Management is pursuing a four-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets,
(3) strategic acquisitions, and (4) development of new education businesses. The Company's principal sources of liquidity are (1) cash flow generated from operations,

(2) future borrowings under the Company's $40.0 million Amended and Restated Loan and Security Agreement, (3) the use of site developers to build schools and lease them to the Company, and (4) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school. In order for the Company to continue its growth strategy, the Company will continue to seek additional funds through debt and equity financing.

Fiscal Year 2002 Cash Flows

Total cash and cash equivalents decreased $452,000 from $1,321,000 at June 31, 2001 to $869,000 at December 31, 2001. The net decrease was primarily related to $5,359,000 in capital expenditures ($900,000 is related to new schools) and a decrease in cash overdraft liability of $2,588,000. These uses of cash were offset by cash provided from operations totaling $4,830,000, repayments on notes receivable of $1,736,000 and proceeds from the exercise of warrants and options of $568,000.

The working capital deficit increased $326,000 from $15,453,000 at June 31, 2001 to $15,779,000 at December 31, 2001. The increase is primarily the result of the increase in deferred revenue totaling $2,437,000 and a decrease of $1,568,000 in notes receivable. These increases were offset by a decrease of $2,588,000 in cash overdraft liability and a decrease of $1,066,000 in current maturities of long term debt. The increase in deferred revenues is related to the prepayment of annual and semi-annual tuition by parents and by registration fees collected at the beginning of the school year.

The Company anticipates that its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures, and renovations and the building of new schools during fiscal 2002. In addition, the company is actively marketing approx $6 million in real estate for a potential sale lease-back transaction.

Long-Term Obligations and Commitments

In May 2001, the Company entered into its current Amended and Restated Loan and Security Agreement which increased the Company's borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until April 2003. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2003. In addition, the credit facilities provide that Nobel must meet or exceed defined interest coverage ratios and must not exceed leverage ratios. The Company is currently in compliance with such covenants. If the Company were to experience a reduction of $1,000,000 in EBITDA (a key measurement in the credit facilities for covenant compliance), noncompliance with these covenants may result.

At December 31, 2001, a total of $29,635,000 was outstanding and $9,293,000 was available under the Amended and Restated Loan Agreement. There was $3,490,000 outstanding under the Working Capital Credit Facility, $12,217,000 was outstanding under the Acquisition Credit Facility and $13,928,000 was outstanding under the Term Loan. In addition, the Company has $14,043,000 outstanding under subordinated debt agreement as well as significant commitments under operating lease agreements. The following is a summary of these obligations:

            Contractual Obligations                                    Less than            1-3            After 5
                                                       Total             1 year            years            years
Long-Term Obligations                                  43,667             5,348           15,303            23,016
Interest Rate Swap                                        500                77              404                19
Operating Leases *                                    231,735            23,670           66,402           141,663

* - Based on amounts presented in Footnote 12 of our June 30, 2001 financial statements. These amounts have been updated for new leases entered into in fiscal year 2002.

The Company also has significant commitments with certain of its executives that would be triggered upon a change in control or certain termination events as discussed in the Company's 2001 proxy statement.

                                    Part II
                                    -------

                               Other Information

Item 4.     Submission of Matters to Vote of Security Holders

A. An annual meeting of the stockholders of the Company was held on November 15, 2001. The total shares eligible to vote on the record date included 6,345,561 shares of Common Stock, 1,023,694 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock and 1,063,830 shares of Series D Preferred Stock. Each share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is convertible into 0.294,
     0.25 and 0.25 shares of Common Stock, respectively. These shares represent a total of 7,537,470 votes.

B.   At the meeting:

     1.   Election of Director
          --------------------

Two directors (Pamela S. Lewis and Daniel L. Russell) were elected to serve until the 2004 Annual Meeting. The term of office of Edward Chambers, A.J. Clegg and Peter Havens continues until the 2002 Annual Meeting. The term of office of John R. Frock, Eugene G. Monaco and Robert E. Zobel continues until the 2003 Annual Meeting.

     2.   Ratification of Independent Auditors
          ------------------------------------

The selection of PricewaterhouseCoopers, LLP as the Company's independent auditors for fiscal 2002 was approved by the requisite vote, the votes cast being as follows:

     Voted for          4,382,942
     Voted against          3,225
     Withheld                   0
     Abstentions            2,250
     Broker Non-votes           0
                        ---------
                        4,388,417


Item 6.     Exhibits and Reports on Form 8-K

None

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOBEL LEARNING COMMUNITIES, INC.



Dated: February 14, 2002              By: /s/ William E. Bailey
                                          --------------------------------------
                                          William E. Bailey
                                          Vice President/Chief Financial Officer
                                          (duly authorized officer and
                                          principal financial officer)

                                    Exhibits

Exhibit
Number            Description of Exhibit

3(ii) Nobel Learning Communities, Inc. Amended and Restated By-Laws as modified November 15, 2001

10.1 Separation Agreement and Mutual Release dated as of November 30, 2001 between Registrant and Daryl A. Dixon

10.2 Nobel Learning Communities, Inc. Senior Executive Severance Pay Plan Statement and Summary Plan Description and modified December 21, 2001

10.3 Nobel Learning Communities, Inc. Executive Severance Pay Plan Statement and Summary Plan Description as modified December 21, 2001

Item 6.   Exhibits and Reports on Form 8-K

None