Form 10-Q
period 2002-03-31
NOBEL LEARNING COMMUNITIES INC
filed 2002-05-15
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:               March 31, 2002

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ___________ to ____________

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

                                                  Yes   X   No _____
                                                      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,544,953 shares of Common Stock outstanding at May 9, 2002.

                               INDEX TO FORM 10-Q

                        Nobel Learning Communities, Inc.

                                                                                 Page
PART I.   FINANCIAL INFORMATION                                                 Number
                                                                                ------
Item 1.   Financial Statements

          Consolidated Balance Sheets,
          March 31, 2002 (unaudited) and June 30, 2001 ......................      2

          Consolidated Statements of Income for the
          nine months ended March 31, 2002 (unaudited)
          and 2001 (unaudited) ..............................................      3

          Consolidated Statements of Income for the
          three months ended March 31, 2002 (unaudited)
          and 2001 (unaudited) ..............................................      4

          Consolidated Statements of Cash Flows for the
          nine months ended March 31, 2002 (unaudited)
          and 2001 (unaudited) ..............................................      5

          Consolidated Statements of Stockholders' Equity and
          Comprehensive Income for the nine months ended March 31, 2002
          (unaudited)

          Notes to Consolidated Interim Financial Statements ................      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .....................      9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ........     20


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..................................     21

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

                Nobel Learning Communities, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (unaudited)

Current Assets                                                                   March 31, 2002            June 30, 2001
--------------------------------------------------------                       ------------------       -------------------
  Cash and cash equivalents                                                        $   1,910                  $   1,321

  Accounts receivable, less allowance for doubtful accounts
  of $437 and $351 at March 2002 and June of 2001, respectively                        2,890                      2,858
  Notes receivable                                                                       235                      1,836
  Prepaid rents                                                                        2,301                      2,142
  Other prepaid expenses                                                               2,245                      1,896
                                                                                   ---------                  ---------
Total Current Assets                                                                   9,581                     10,053
                                                                                   ---------                  ---------

Property, & equipment at cost                                                         59,103                     52,018
Accumulated depreciation                                                             (24,887)                   (20,792)
                                                                                   ---------                  ---------
Total property and equipment                                                          34,216                     31,226

Property and equipment held for sale                                                   5,597                      5,995
Goodwill and intangibles                                                              49,620                     50,232
Investment                                                                             2,528                      2,225
Deposits and other assets                                                              1,627                      2,053
                                                                                   ---------                  ---------
Total Assets                                                                       $ 103,169                  $ 101,784
                                                                                   =========                  =========

Liabilities and Stockholders' Equity
--------------------------------------------------------
Current portion of long-term obligations                                           $   3,734                  $   6,414
Current portion of swap contract                                                          46                          -
Cash overdraft liability                                                               2,678                      5,428
Accounts payable and other current liabilities                                         8,185                      6,678
Unearned income                                                                        9,856                      6,986
                                                                                   ---------                  ---------
Total Current Liabilities                                                             24,499                     25,506
                                                                                   ---------                  ---------

Long-term obligations                                                                 26,181                     25,526
Long-term subordinated debt                                                           10,408                     11,415
Swap contract                                                                            338                          -
Deferrred gain on sale/leaseback                                                          34                         15
Deferred taxes                                                                           307                        460
Minority interest in consolidated subsidiary                                             223                        261
                                                                                   ---------                  ---------
Total Liabilities                                                                     61,990                     63,183

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,587,464 at March 31, 2002, and June 30, 2001;
  $5,524 aggregate liquidation preference at March 31, 2002                                5                          5
  and June 30, 2001

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 6,544,953 at March 31, 2002 and 6,212,561 at June 30, 2001                   6                          6

Treasury Stock, cost; 230,510 shares                                                  (1,375)                    (1,375)
Additional paid in capital                                                            41,312                     39,879
Retained earnings                                                                      1,462                         86
Accumulated other comprehensive loss                                                    (231)                         -
                                                                                   ---------                  ---------
Total Stockholders' Equity                                                            41,179                     38,601
                                                                                   ---------                  ---------
Total Liabilities & Stockholders' Equity                                           $ 103,169                  $ 101,784
                                                                                   =========                  =========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities Inc. and Subsidiaries
                        Consolidated Statements Of Income
                for the nine months ended March 31, 2002 and 2001
                 (Dollars in thousands except per share amounts)
                                   (unaudited)

                                                                         2002         2001
                                                                      ---------    ---------
Revenues                                                              $ 115,052    $ 108,407


Total operating expenses                                                101,034       96,314
                                                                      ---------    ---------

School operating profit                                                  14,018       12,093

General and administrative expenses                                       8,893        8,018

                                                                      ---------    ---------
   Operating income                                                       5,125        4,075

Interest expense                                                          2,777        3,216
Other income                                                               (112)        (305)
Minority interest in earnings of consolidated subsidiary                     24           34
                                                                      ---------    ---------

Income before taxes and change in accounting principle                    2,436        1,130

Income tax expense                                                          998          531
                                                                      ---------    ---------

Net income before change in accounting principle                          1,438          599

Cummulative effect of change in accounting principle, net of tax
   benefit of $242                                                            -          295
                                                                      ---------    ---------

Net income                                                            $   1,438    $     304
                                                                      =========    =========

Preferred stock dividends                                                    62           61
                                                                      ---------    ---------
Net income available to common stockholders                           $   1,376    $     243
                                                                      =========    =========

Basic income per share:
-----------------------

Net income per share before cummulative effect of accounting change   $    0.22    $    0.09

Cummulative effect of accounting change                                       -        (0.05)
                                                                      ---------    ---------
Net income per share                                                  $    0.22    $    0.04
                                                                      =========    =========

Dilutive income per share:
--------------------------

Net income per share before cummulative effect of accounting change   $    0.19    $    0.08

Cummulative effect of accounting change                                       -    ($   0.04)
                                                                      ---------    ---------
Net income per share                                                  $    0.19    $    0.04
                                                                      ---------    ---------

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities Inc. and Subsidiaries
                        Consolidated Statements Of Income
               for the three months ended March 31, 2002 and 2001
                 (Dollars in thousands except per share amounts)
                                   (unaudited)

                                                                    2002        2001
                                                                  --------    --------
Revenues                                                          $ 40,737    $ 39,204

Total operating expenses                                            35,097      33,683
                                                                  --------    --------

School operating profit                                              5,640       5,521

General and administrative expenses                                  3,007       2,936

                                                                  --------    --------
   Operating income                                                  2,633       2,585

Interest expense                                                       905       1,030
Other income                                                           (28)        (47)
Minority interest in earnings (loss) of consolidated subsidiary          8          53
                                                                  --------    --------

Income before taxes                                                  1,748       1,549

Income tax expense                                                     716         729
                                                                  --------    --------

Net income                                                        $  1,032    $    820
                                                                  ========    ========

Preferred stock dividends                                               21          21
                                                                  --------    --------

Net income available to common stockholders                       $  1,011    $    799
                                                                  ========    ========

Basic earnings per share                                          $   0.16    $   0.13
                                                                  ========    ========

Diluted earnings per share                                        $   0.14    $   0.11
                                                                  --------    --------


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                for the nine months ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (unaudited)

                                                             2002        2001
                                                           --------    --------
Net Cash Provided By Operating Activities                  $ 10,272    $  4,216

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                             636       4,535
  Capital expenditures                                       (7,468)    (12,580)
  Payment for acquisitions                                        -        (536)
  Cash payments on note receivable                            1,752           -
  Advance on note receivable                                   (414)     (1,664)
                                                           --------    --------

Net Cash Used In Investing Activities:                       (5,494)    (10,245)
                                                           --------    --------

Cash Flows From Financing Activities:

  Proceeds from long term debt                                2,299      10,358
  Repayment of long term debt                                (1,607)     (4,109)
  Repayment of subordinated debt                             (3,635)     (1,164)
  Proceeds from capital lease                                   310
  Repayment of capital lease obligation                        (114)        (74)
  Proceeds from exercise of stock options and warrants        1,433         159
  Cash distribution of minority interest                        (63)          -
  Payments of dividends on preferred stock                      (62)        (61)
  Cash Overdraft                                             (2,750)     (1,092)
                                                           --------    --------

Net Cash (Used in) Provided by Financing Activities:         (4,189)      4,017
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents            589      (2,012)

Cash and cash equivalents at the beginning of the period      1,321       3,798
                                                           --------    --------

Cash and cash equivalents at the end of the period         $  1,910    $  1,786
                                                           ========    ========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report Form 10-K are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
    For the Year Ended June 30, 2001 and the Nine Months Ended March 31, 2002
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                                 Treasury and   Retained     Accumulated
                                                                      Additional    Common      Earnings/       Other
                                 Preferred Stock      Common Stock      Paid-In      Stock     Accumulated  Comprehensive
                                 ---------------      ------------
                                Shares    Amount   Shares      Amount   Capital    Issuable      Deficit         Loss        Total
                             -----------  ------ -----------  ------- ---------- ------------  -----------  -------------  ---------
June 30, 2001                $ 4,587,464  $    5 $ 6,212,561  $     6 $   39,879  $   (1,375)   $      86   $           -  $ 38,601
Comprehensive income:
   Net income                                                                                       1,437                  $  1,437
   Swap contract                                                                                                     (231)     (231)
                                                                                                                           --------
Total comprehensive income                                                                                                 $  1,206
Stock options and warrants
  exercised and related tax
  benefit                              -       -     332,392        -      1,433           -            -                  $  1,433
Preferred dividends                    -       -           -        -          -           -          (61)              -       (61)
                             -----------  ------ -----------  ------- ----------  ----------    ---------   -------------  --------

March 31, 2002               $ 4,587,464  $    5 $ 6,544,953  $     6 $   41,312  $   (1,375)   $   1,462   $        (231) $ 41,179
                             ===========  ====== ===========  ======= ==========  ==========    =========   =============  ========

The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements

                NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements for the three months ended March 31, 2002 and 2002
                                   (unaudited)

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

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company's business strategy with respect to expansion into new and existing markets, the Company's debt and related financial covenants, the Company's significant lease commitments, difficulties in managing the Company's growth including attracting and retaining qualified personnel, a large portion of the Company's assets represent goodwill, increased competition, changes in government policy and regulation, ability to obtain additional capital required to fully implement the Company's business plan, and the Company's investment in Total Education Solutions, Inc..

Note 2 - Earnings Per Share
---------------------------

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if such conversion would be dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding is used as the denominator. Earnings per share are computed as follows.

                                       For the Three Months March 31,   For the Nine Months December 31,
                                       ------------------------------   --------------------------------
                                            2002                 2001         2002                  2001
                                       ------------------------------   --------------------------------
Basic earnings per share
------------------------

Net income                             $   1,032           $      820   $    1,438             $     304

Less preferred dividends               $      21           $       21   $       62             $      61
                                       ---------           ----------   ----------             ---------

Net income available for
common stock                           $   1,011           $      799   $    1,376             $     243
                                       ---------           ----------   ----------             ---------

Average common stock
outstanding                                6,223                5,992        6,167                 5,975

Basic earnings per share               $    0.16           $     0.13   $     0.22             $    0.04
                                       =========           ==========   ==========             =========


Dilutive earnings per share
---------------------------

Net income available for
common stock and dilutive securities   $   1,032           $      820   $    1,438             $     304
                                       ---------           ----------   ----------             ---------

Average common stock
outstanding                                6,223                5,992        6,167                 5,975

Options, warrants and
and convertible securities                 1,298                1,484        1,347                 1,518
                                       ---------           ----------   ----------             ---------

Average common stock and
dilutive securities outstanding            7,521                7,476        7,514                 7,493

Dilutive earnings per share            $    0.14           $     0.11   $     0.19             $    0.04
                                       =========           ==========   ==========             =========

Note 3. Revenue Recognition.
---------------------------

The Company adopted Staff Accounting Bulletin ("SAB") 101 in fiscal 2001. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues in the first quarter of fiscal 2002. These non-refundable fees will be recognized as revenue throughout the remainder of fiscal year 2002. The financial results for March 31, 2001 have been restated to reflect the adoption of SAB 101. Registration fees deferred in the first quarter of fiscal 2001 were $1,159,000. The fee revenues deferred under SAB 101 will be amortized over the typical school year of August to June. Summer camp registration fees will be recognized during the months June, July and August.

Note 4. New Accounting Pronouncements
-------------------------------------

On April 30, 2002 the Financial Accounting Standards Board (FASB) issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the current fiscal year.

The Company had a promissory note obligation related to the purchase of a school in Arizona of $1,408,000 issued in June 2000. The promissory note was paid in full for $1,025,000 on February 14, 2002 resulting in a gain of $383,000. The gain was the result of the settlement of claims related to the acquisition of the school. As a result of the adoption of FASB 145, the Company recorded the gain as other income during the quarter ended March 31, 2002 as it did not meet the criteria for treatment as an extraordinary item as provided for in APB opinion 30. The impact on diluted earnings per share for the quarter and year to date March 31, 2002 was $0.03 per share.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001, which resulted in an $1,258,000 reduction in goodwill amortization expense during the nine months ended March 31, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

The net carrying value of goodwill is $49,530,000 million as of July 1, 2001 (the Company's adoption date of SFAS 142). The Company completed the "first step" impairment test as required under SFAS 142 at December 31, 2001 and determined that the recognition of an impairment loss was not necessary. The fair value of the Company's ten reporting units was estimated using the expected present value of future cash flows. For two of the reporting units fair value approximated their carrying value while for the remaining eight reporting units fair value exceeded carrying value. Goodwill will be assessed for impairment at least annually or upon an adverse change in operations

Goodwill amortization for the quarter ended March 31, 2001 amounted to approximately $244,000 net of tax ($413,000 pretax), which would have impacted the reported basic earnings per share by $0.03. Goodwill amortization for the nine months ended March 31, 2001 amounted to approximately $713,000 net of tax ($1,209,000 pretax), which would have impacted the reported basic earnings per share by $0.16.

At March 31, 2002 the Company's intangibles assets were as follows:

                                                 As of March 31, 2002
                                       ---------------------------------------
                                         Gross Carrying         Accumulated
                                             Amount             Amortization
                                             ------             ------------
     ($000s)
     Amortized intangible assets
         Non-compete                   $       2,493,000    $      (2,065,000)
         Other                                   901,000              (85,000)
                                       -----------------    -----------------
             Total                     $       3,394,000    $      (2,150,000)
                                       =================    =================

Amortization of intangible assets are as follows $447,000 in 2002, $309,000 in 2003, $96,000 in 2004, $74,000 in 2005, and $666,000 in 2006 and thereafter.

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

In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on the $15,000,000 Term Loan Facility portion of its credit facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2001 the Company's interest rate swap contract outstanding had a total notional amount of $14,464,000 million and became effective August 1, 2001. The notional amounts serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 4.99% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at March 31, 2002 was a liability of $384,000 and is included, net of tax, as a component of Other Comprehensive Loss.

Note 5 - Investment in Total Education Solutions (TES)
------------------------------------------------------

The Company has a $2.5 million Note Receivable in the form of a Credit Agreement with Total Education Solutions ("TES") due May 2005. TES, established in 1997 provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). Prior to the financing provided from the Company in May 2002, TES was marginally profitable as it provided its services to schools in a small regional area of Southern California. The proceeds received by TES have been used for the expansion of its product throughout California and plans to enter other states. TES revenues have grown 54% since the origination of the credit agreement. However, TES has also incurred losses as a result of building the infrastructure to services other regions. In addition, TES is currently exploring additional financing sources. Management believes that valuations of such financing will approximate or exceed the company's carrying value. Negative developments in these areas could have a material effect on the collectability of the loan. The Company will continue to monitor the financial condition and assess the carrying value of this investment.

Note 6 - Segment Information
----------------------------

The Company manages its schools based on 4 geographical regions within the United States. In fiscal year 2000 the Company acquired Houston Learning Academy and The Activities Club and began managing charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" and are reflected in the "other" category.

The table below presents information about the reported operating income of the company for the nine months and the three months ended March 31, 2002 and 2001. (dollars in thousands):

                               Private
Nine months ended March 31,    Schools      Other        Total
---------------------------   ---------   ---------    ---------

2002
----
Revenues                       $108,415      6,637      115,052
School operating profit        $ 13,956         62       14,018
Depreciation and
  amortization                 $  3,637        611        4,248

2001
----
Revenues                       $102,616      5,791      108,407
School operating profit        $ 12,310       (217)      12,093
Depreciation and
  amortization                 $  4,337        453        4,790


Three months ended March 31,
----------------------------
2002
----
Revenues                       $ 38,415      2,322       40,737
School operating profit        $  5,658        (18)       5,640
Depreciation and
  amortization                 $  1,216        230        1,446

2001
----
Revenues                       $ 37,199      2,005       39,204
School operating profit        $  5,528         (7)       5,521
Depreciation and
  amortization                 $  1,460        155        1,615

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

For the Nine Months Ended March 31, 2002 vs. the Nine Months ended March 31,
2001

At March 31, 2002, the Company operated 174 schools. Since March 31, 2001, the Company has opened 11 new schools: two elementary schools, five preschools, three schools for learning challenged (the Paladin Academy schools), and one charter school. The Company has also closed two schools.

Revenues for the nine months ended March 31, 2002 increased $6,645,000 or 6.1% to $115,052,000 from $108,407,000 for the nine months ended March 31, 2001. The increase in revenues is primarily attributable to tuition increases and the increase in the number of schools.

The Company adopted SAB 101 effective July 1, 2000. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues in the first quarter of fiscal 2002. The financial results for March 31, 2001 have been restated to reflect the adoption of SAB
101. Registration fees deferred in the first quarter of 2001 were $1,159,000. The registration fees deferred in the first quarter will be recognized as revenue during the rest of the fiscal year. Registration fees deferred from the first quarter and recognized for the nine months ended March 31, 2002 and 2001 was $1,035,000 and $656,000, respectively.

Same school revenue (schools that were opened in both periods) increased $5,455,000 or 5.1% in the nine months ended March 2002 compared to the same period in the prior year. This increase is related to tuition increases and the maturing of schools opened in 2002 offset by a decrease in enrollment in many of the Company's preschools due primarily to the slowing economy which often times results in the loss of employment by at least one parent with a child in preschool. The increase in revenues related to the 11 schools opened totaled $1,518,000. Revenues related to The Activities Club increased $189,000. These increases were offset by a decrease in revenues of $517,000 related to the two school closings.

School operating profit for the nine months ended March 31, 2002 increased $1,924,000 or 15.9% to $14,017,000 from $12,093,000 for the nine months ended
March of 2001. Total school operating profit margin increased from 11.2% for the nine months ended March of 2001 to 12.2% for the nine months ended March 2002.

School operating profit was also affected by the adoption of SAB 101 as noted above. In addition, the results for the quarter ended March 31, 2002, include the effect of adopting SFAS No. 142, which resulted in a $1,209,000 reduction in goodwill amortization expense. (See Note 4 to the financial statements).

Same school operating profit increased $2,835,000 or 22.6%. Excluding the effect of the adoption of SFAS 142, same school operating profit increased $1,626,000 or 11.8%. Same school operating profit margin improved from 11.7% for the nine months ended March 31, 2001 to 13.6% for the nine months ended March 31, 2002. The increase in same school operating profit is due to the effect of the adoption of SFAS 142, the maturing of schools opened in 2002 and lower school level expenses as a percentage of revenue. For the nine months ended March 31, 2002, new schools incurred a loss of $1,144,000. The Activities Club reduced its operating loss during the nine months ended March 2002 by $246,000 as compared to the prior year. School closings negatively affected the change in school operating profit by $12,000.

General and administrative expenses increased $875,000 or 10.9% from $8,018,000 for the nine months ended March 31, 2001 to $8,893,000 for the nine months ended March 31, 2002. As a percentage of revenue, general and administrative expense was 7.7% for the nine months ended March 31, 2002 and 7.4% for the nine months ended March 31, 2001. This increase in general and administrative expenses was primarily related to additional corporate staffing and increased fees for professional and legal services.

As a result of the factors mentioned above, operating income increased $1,049,000 from $4,075,000 for the nine months ended March 31, 2001 to $5,124,000 for the nine months ended March 31, 2002.

Other income decreased $193,000 during the nine months ended March 31, 2002 as compared to the comparable period in the prior year. This decrease was primarily due to a decrease in interest income from investments. Other income for the nine months ended March 31, 2002 includes the gain recognized on the settlement of a promissory note of $383,588 (see note 4) and the write off of expenses related to unsuccessful acquisitions of $344,908.

For the nine months of fiscal 2002, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $9,779,000. This represents an increase of $269,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principles. However, the Company and the investment community consider it an important calculation.

Interest expense decreased $439,000 or 13.7% from $3,216,000 for the nine months ended March 31, 2001 to $2,777,000 for the nine months ended March 31, 2002. The decrease is due to decreased interest rates on the Company's credit facility and decreased borrowings on the Company's credit facility.

Income tax expense totaled $998,000 for the nine months ended March 31, 2002, which reflects a 41% effective tax rate. The reduction in the tax rate from fiscal 2002 is caused by the implementation of FAS 142, as the Company is no longer amortizing non-deductible goodwill.

For the Third Quarter Ended March 31, 2002 vs. the Third Quarter ended March 31, 2001

Revenues for the third quarter ended March 31, 2002 increased $1,533,000 or 3.9% to $40,737,000 from $39,204,000 for the third quarter ended March 31, 2001. The increase in revenues is primarily attributable to tuition increases and the increase in the number of schools.

The Company adopted SAB 101 effective July 1, 2000. As a result of that adoption, the Company deferred $1,336,000 of non-refundable registration and education fee revenues in the first quarter of fiscal 2002. The financial results for March 31, 2001 have been restated to reflect the adoption of SAB
101. Registration fees deferred in the first quarter of 2001 were $1,159,000. The registration fees deferred in the first quarter will be recognized as revenue during the rest of the fiscal year. Registration fees deferred from the first quarter and recognized for the third quarter ended March 31, 2002 and 2001 was $544,000 and $248,000, respectively.

Same school revenue (schools that were opened in both periods) increased $864,000 or 2.2% in the third quarter ended March 31, 2002 as compared to the prior year. This increase is related to tuition and the maturing of schools opened in 2002 offset by a decrease in enrollment in many of the Company's preschools due primarily to the loss of employment by at least one parent with a child in preschool. The increase in revenues related to the 11 schools opened totaled $772,000. Revenues for The Activities Club increased $48,000. These increases were offset by a decrease in revenues of $151,000 related to the two school closings.

School operating profit for the third quarter ended March 31, 2002 increased $119,000 or 2.2% to $5,640,000 from $5,521,000 for the third quarter ended March of 2001. Total school operating profit margin decreased from 14.1% for the quarter ended March of 2001 to 13.8% for the quarter ended March 2002.

School operating profit was also affected by the adoption of SAB 101 as noted above. In addition, the results for the quarter ended March 31, 2002, include the effect of adopting SFAS No. 142, which resulted in a $412,000 reduction in goodwill amortization expense. (See Note 4 to the financial statements).

Same school operating profit increased $361,000 or 6.4%. Excluding the effect of the adoption of SFAS 142, same school operating profit decreased $51,000 or 1.0%. Same school operating profit margin improved from 14.5% for the third quarter ended March 31, 2001 to 15.1% for the third quarter ended March 31, 2002. The increase in same school operating profit is due to the effect of SFAS 142, the maturing of schools opened in 2002. These increases were offset by a decrease in enrollment in many of the Company's preschools due primarily to the slowing economy which often times results in the loss of employment by at least one parent with a child in preschool. For the third quarter ended March 31, 2002, new schools incurred a loss of $295,000. The Activities Club reduced its operating loss in the quarter ended March 2002 by $48,000 as compared to the same period in the prior year. School closings negatively affected the change in school operating profit by $5,000.

General and administrative expenses increased $71,000 or 2.4% from $2,936,000 for the third quarter ended March 31, 2001 to $3,007,000 for the third quarter ended March 31, 2002. As a percentage of revenue, general and administrative expense was 7.4% for the quarter ended March 31, 2002 and 7.5% for the quarter ended March 31, 2001. This increase in general and administrative expenses was primarily related to additional corporate staffing which was offset by a decreased in fees for professional and legal services.

As a result of the factors mentioned above, operating income increased $48,000 from $2,535,000 for the quarter ended March 31, 2001 to $2,633,000 for the quarter ended March 31, 2002.

Other income decreased $19,000 during the quarter ended March 31, 2002 as compared to the comparable period in the prior year. This decrease was primarily due to a decrease in interest income from investments. Other income for the third quarter ended March 31, 2002 includes the gain recognized on the settlement of a promissory note of $383,588 (see note 4) and the write off of expenses related to unsuccessful acquisitions of $344,908.

For the third quarter of fiscal 2002, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $4,205,000. This represents a decrease of $114,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principles. However, the Company and the investment community consider it an important calculation.

Interest expense decreased $125,000 or 12.1% from $1,030,000 for the quarter ended March 31, 2001 to $905,000 for the quarter ended March 31, 2002. The decrease is due to decreased interest rates on the Company's credit facility and decreased borrowings on the Company's credit facility.

Income tax expense totaled $716,000 for the quarter ended March 31, 2002, which reflects a 41% effective tax rate. The reduction in the tax rate for fiscal 2002 is caused by the implementation of FAS 142, as the Company is no longer amortizing non-deductible goodwill.

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

Fiscal Year 2002 Cash Flows

Total cash and cash equivalents increased $589,000 from $1,321,000 at June 30, 2001 to $1,910,000 at March 31, 2002. The net increase was primarily related to cash provided from operations totaling $10,272,000, repayments on notes receivable of $1,752,000 and proceeds from the exercise of stock options and warrants of $1,433,000. These sources of cash were offset by $7,468,000 in capital expenditures ($900,000 is related to new schools), a decrease in cash overdraft liability of $2,750,000 and repayments of subordinated debt of $3,635,000.

The working capital deficit decreased $535,000 from $15,453,000 at June 30, 2001 to $14,918,000 at March 31, 2002. The decrease is primarily the result of a decrease of $2,750,000 in cash overdraft liability and a decrease of $2,680,000 in current maturities of long-term debt. This decrease was offset by an increase in unearned income totaling $2,870,000 and a decrease of $1,601,000 in notes receivable. The increase in unearned income is related to the prepayment of annual and semi-annual tuition by parents and by registration fees collected at the beginning of the school year.

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

Long-Term Obligations and Commitments

In May 2001, the Company entered into its current Amended and Restated Loan and Security Agreement which increased the Company's borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until April 2003. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2004. In addition, the credit facilities provide that Nobel must meet or exceed defined interest coverage ratios and must not exceed leverage ratios. The Company is currently in compliance with such covenants. In the fourth quarter of fiscal 2002, three of the credit facilities compliance ratio's become more restrictive. If the Company were to experience a reduction of $300,000 in EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and a key measurement in the credit facilities for covenant compliance), noncompliance with some of the covenants may result.

At March 31, 2002, a total of $28,089,000 was outstanding and $10,304,000 was available under the Amended and Restated Loan Agreement. There was $1,488,000 outstanding under the Working Capital Credit Facility, $13,208,000 was outstanding under the Acquisition Credit Facility and $13,393,000 was outstanding under the Term Loan. In addition, the Company has $12,234,000 outstanding under subordinated debt agreement as well as significant commitments under operating lease agreements. The following is a summary of these obligations:

Contractual Obligations                 Less than    1-3    After 5
                               Total     1 year     years    years
Long-Term Obligations          40,323     3,680    17,693    18,950

Interest Rate Swap                384        46       338
Operating Leases *            231,735    23,670    66,402   141,663

* - Based on amounts presented in Footnote 12 of our June 30, 2001 financial statements. These amounts have been updated for new leases entered into in fiscal year 2002.

The Company also has significant commitments with certain of its executives that would be triggered upon a change in control or certain termination events as discussed in the Company's 2002 proxy statement.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements.

The Company's significant accounting policies are described in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The following accounting policies are considered critical to the preparation of the Company's financial statements due to the estimation processes and business judgment involved in their application.

Revenue recognition
-------------------

Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company's net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

Accounts receivable
-------------------

The Company's accounts receivable are comprised primarily of tuition due from governmental agencies and parents. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

Long-lived and intangible assets
--------------------------------

Under the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company assesses the potential impairment of property and equipment, and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Goodwill
--------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

The net carrying value of goodwill is $49,530,000 million as of July 1, 2001 (the Company's adoption date of SFAS 142). The Company completed the "first step" impairment test as required under SFAS 142 at December 31, 2001 and determined that the recognition of an impairment loss was not necessary. The fair value of the Company's ten reporting units was estimated using the expected present value of future cash flows. In estimating the present value the company used assumptions based on the characteristics of the reporting unit including discount rates (ranging from 12% to 25%) For two of the reporting units fair value approximated their carrying value while for the remaining eight reporting units fair value exceeded carrying value. For the two reporting units where fair value approximated carrying value, goodwill allocated to these reporting units totaled 7,900,000 and 4,339,000. Goodwill will be assessed for impairment at least annually or upon an adverse change in operations. The annual impairment testing required by SFAS No. 142 will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

Investment in TES:

The Company has a $2.5 million Note Receivable in the form of a Credit Agreement with Total Education Solutions ("TES") due May 2005 which is also convertible into 30% of TES. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). Prior to the financing provided from the Company in May 2002, TES was marginally profitable as it provided its services to schools in a small regional area of Southern California. The proceeds received by TES have been used for the expansion of its product throughout California and plans to enter other states. TES revenues have grown 54% since the origination of the credit agreement. However, TES has also incurred losses as a result of building the infrastructure to services other regions.

As part of our evaluation of the carrying value of TES, we consider a number of positive and negative factors affecting TES including:

  . Operating results and outlook for TES;

  . Expected future cash flows

  . Current conditions and trends in the industry;

  . Other industry comparables; and

  . Our plans and ability hold this investment.

In evaluating our investment in TES, we prepared discounted cash flow analyses for TES based on a recent financing discussion memorandum. Our cash flow analyses have indicated that our investment in TES has a value greater than our current carrying value. In addition, we have looked at other objective evidence including recent comparable transactions similar to TES, industry publications supporting the market and growth rates and TES's ongoing discussions with third parties regarding additional financing.

Income Taxes
------------

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

We operate in and file a U.S. federal income tax return and in various U.S. states, which are subject to examination by tax authorities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Our estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions including possible adjustments related to the nature and timing of deductions and our local attribution of income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swaps agreements.

Interest Rates

The Company's exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure due to rate changes on its 12%, $10,000,000 senior subordinated debt at March 31, 2002 and June 30, 2001. The Company also has no cash flow exposure on certain mortgages, notes payable and subordinate debt agreements aggregating $2,453,000 at March 31, 2002. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $104,000 for the nine months ended March 31, 2002. During the nine months ended March 31, 2002, the Company experienced a decrease in interest rates on its LIBOR and prime borrowings of approximately 2%.

Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, it entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2001 the Company's interest rate swap contract outstanding had a total notional amount of $13,393,000 million and became effective August 1, 2001. The notional amounts serves solely as a basis for the calculation of payments to be exchanged and are not a measure of the exposure of the Company through the use of derivatives. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 4.99% and the counterparty agrees to make payments based on 3-month LIBOR.

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

                                   NOBEL LEARNING COMMUNITIES, INC.



Dated: May 15, 2002                By:           /s/ William E. Bailey
                                       -----------------------------------------
                                                     William E. Bailey
                                          Vice President/Chief Financial Officer
                                                (duly authorized officer and
                                                   principal financial officer)

                                    Exhibits

Exhibit
Number    Description of Exhibit

Item 6.   Exhibits and Reports on Form 8-K

None