Form 10-K
period 2002-06-30
NOBEL LEARNING COMMUNITIES INC
filed 2002-09-24
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [x] Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2002

                                       or

            [_] Transition Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934
                          Commission File Number 1-1003

                        NOBEL LEARNING COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                     22-2465204
          (State or Other Jurisdiction                        (I.R.S. Employer
       of Incorporation or Organization)                     Identification No.)


             1615 West Chester Pike                                 19382
                West Chester, PA
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (484) 947-2000 Securities Registered Pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered
                    None                                 None
Securities Registered Pursuant to
 Section 12(g) of the Act:

                             Common Stock, par value
                                 $.001 per share
                              (Title of each class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No_____
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 3, 2002, 6,544,953 shares of common stock were outstanding.

The aggregate market value of the shares of common stock owned by non-affiliates of the Registrant as of September 3, 2002 was approximately $30,256,000 (based upon the closing sale price of these shares on such date as reported by Nasdaq). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 10% of the outstanding common stock or have the right to designate a member of the Board of Directors, and no other persons. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

Item
No.                                                                                       Page
                                            PART I

1.     Business .......................................................................     1
       Executive Officers of the Company ..............................................     8
2.     Properties .....................................................................    10
3.     Legal Proceedings ..............................................................    10
4.     Submission of Matters to a Vote of Security Holders ............................    10

                                            PART II

5.     Market for Registrant's Common Equity
       and Related Stockholder Matters ................................................    11
6.     Selected Financial Data ........................................................    13
7.     Management's Discussion and Analysis
       of Financial Condition and Results of Operations ...............................    14
7A.    Quantitative and Qualitative Disclosures About Market Risk .....................    22
8.     Financial Statements and Supplementary Data ....................................    22
9.     Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure .........................................    22

                                           PART III

10.    Directors and Executive Officers of the Registrant .............................    23
11.    Executive Compensation .........................................................    26
12.    Security Ownership of Certain Owners and Management ............................    37
13.    Certain Relationships and Related Transactions .................................    43

                                            PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............    44

                                     PART I

ITEM 1.    BUSINESS.

Recent Developments

         Nobel Learning Communities, Inc. ("NLCI" or "the Company") has entered into an Agreement and Plan of Merger, dated as of August 5, 2002, with Socrates Acquisition Corporation ("Socrates"), a corporation newly formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. (the "Buying Group"), both of which are engaged principally in the business of investing in companies. Under the merger agreement, Socrates will be merged into NLCI, with NLCI as the surviving corporation (the "Merger"). If the Merger is completed, each issued and outstanding share of NLCI common stock and preferred stock (calculated on an as-converted basis to the nearest one-hundredth of a share) will be converted into the right to receive $7.75 in cash, without interest, except for certain shares and options held by the NLCI directors and executive officers identified in the merger agreement as a rollover stockholder, which will continue as, or be converted into, equity interests of the surviving corporation. In addition, if the Merger is completed, each outstanding option and warrant that is exercisable as of the effective time of the Merger will be canceled in exchange for (1) the excess, if any, of $7.75 over the per share exercise price of the option or warrant multiplied by (2) the number of shares of common stock subject to the option or warrant exercisable as of the effective time of the merger, net of any applicable withholding taxes. Following the Merger, NLCI will continue its operations as a privately held company. The Merger is contingent upon satisfaction of a number of conditions, including approval of NLCI's stockholders, the receipt of regulatory and other approvals and consents, the absence of any pending or threatened actions that would prevent the consummation of the transactions contemplated by the merger agreement and receipt of financing. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of NLCI, under the direction of the NLCI Board of Directors, will continue to manage NLCI as an ongoing business.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

         Certain statements set forth in or incorporated by reference in this 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, whether and when the Merger will be consummated, our outlook for Fiscal 2003, other statements in this report other than historical facts relating to the financial conditions, results of operations, plans, objectives, future performance and business of the Company. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on our currently available operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While we believe that our assumptions are reasonable, we caution that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of our newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors set forth throughout this 10-K. With respect to any forward-looking statements regarding the Merger, these factors include, but are not limited to, the risks that stockholder approval, financing and regulatory and other governmental and third-party clearances and consents may not be obtained in a timely manner or at all and that other conditions to the Merger may not be satisfied.

General

     The Company is a for-profit provider of education for the pre-elementary through 12th grade market and school management services. Our programs are offered through a network of private schools, charter schools, schools for learning challenged students, and special purpose high schools, under the global brand name "Nobel Learning Communities." These schools typically provide summer camps and before-and-after school programs. Our credo is "Quality Education Maximizing a Child's Life Opportunities."

     Our schools are located in Arizona, California, Florida, Georgia, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington. The schools operate under various names, including Chesterbrook Academy (East, South and Midwest), Merryhill School (West), Evergreen Academy (Northwest), Paladin Academy (learning challenged) and Houston Learning Academy and Saber Academy (special purpose high schools). As of September 3, 2002, we operated 179 schools in 15 states, with an aggregate capacity of approximately 28,000 children.

     We are pursuing a four-pronged strategy to take advantage of the significant growth opportunities in the private education market:

         . internal organic growth at existing schools, including expansions of campus facilities;

         .    new school development in both existing and new markets;

         .    strategic acquisitions; and

         .    development of new businesses.

     Our pre-elementary and elementary strategy is based on meeting the educational needs of children, beginning with infancy. We encourage our children to stay with our schools as they advance each school year, within our geographic clusters called "Nobel Learning Communities." Through the use of strategically designed clusters, we seek to increase market awareness, achieve operating efficiencies, and provide cross-marketing opportunities, particularly by providing feeder populations from pre-elementary school to elementary school, and elementary school to middle school, and to and from our other specialty programs. Centralized administration provides control of program quality and development and significant operating efficiencies.

     We seek to distinguish our schools from our competition with qualitative and quantitative program outcomes. At each level, we support a child's development with age-appropriate curriculum-based programs. We foster a more individualized approach to learning through our small schools with small classes, with curricula that integrates community-based learning and that is supported by technology. Further, in certain locations, we serve those with special needs through our schools for learning challenged and special purpose high schools. We believe that the empirical results support the quality of our programs. Standardized test results have shown that, on average, our students perform one and one-half to three grade levels above national norms in reading and mathematics.

     Many of our pre-elementary and elementary schools operate from 6:30 a.m. to 6:00 p.m., allowing early drop-off and late pick-up by working parents. In most locations, programs are available for children starting at six weeks of age. For a competitive price, parents can feel comfortable leaving their children at one of our schools knowing the children will receive both a quality education and engage in well-supervised activities.

     Most of our pre-elementary and elementary schools complement their programs with before and after school programs and summer camps (both sports and educational). Some of our schools have swimming pools. Our schools also seek to improve margins by providing ancillary services and products, such as book sales, uniform sales and portrait services.

     We were organized in 1984 as The Rocking Horse Childcare Centers of America, Inc. In 1985, The Rocking Horse Childcare Centers of America, Inc. merged into a publicly-traded entity that had been incorporated in 1983. In 1993, new management changed our strategic direction to expand into private elementary education. This change in direction coincided with the change of our name to Nobel Education Dynamics, Inc. In 1998, we changed our name to Nobel Learning Communities, Inc. to reflect the organizational model that we use today, which supports cross-marketing and operational synergies within the "Nobel Learning Communities."

     Our corporate office is located at 1615 West Chester Pike, West Chester, PA 19382. Our telephone number is (484) 947-2000.

Educational Philosophy and Implementation

     Our educational philosophy is based on a foundation of sound research, innovative instructional techniques and quality practice and proprietary curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. Our curricula recognize that each child develops according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Each child's individual educational needs and skills are considered upon entrance into one of our schools. Progress is regularly monitored in terms of both the curriculum's objectives and the child's cognitive, social, emotional and physical skill development. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem and emotional and physical well-being, based on a personalized approach.

     Under the direction of our Chief Education Officer, we have developed curriculum guidelines for each grade level and content area to assist principals and teachers in planning their daily and weekly programs. At our educator's Web site we have linked the curriculum guidelines to the products and services that are most appropriate for addressing our guidelines. The Web site also provides our educators with links to our framework and philosophy as well as other resources that support our educational mission.

     We maintain that small schools, small classes, qualified teachers, clearly articulated curricula guidelines and excellent educational materials are basic ingredients of quality education. Our philosophy is based on personalized instruction that leads to a student's active involvement in learning and understanding. The program for our schools is a skills-based and developmentally-appropriate comprehensive curriculum. We implement the curriculum in ways that stimulate the learner's curiosity, enhance students' various learning styles and employ processes that contribute to lifelong achievement. Academic areas addressed include reading readiness and reading, spelling, writing, handwriting, mathematics readiness and mathematics, science, social studies, visual and graphic arts, music, physical education and health and foreign language. Computer literacy and study skills are integrated into the program, as appropriate, in all content areas. Most schools in the Nobel Learning Communities introduce a second language between the ages of three and four and continue that instruction into the pre-K, kindergarten and school age programs.

     We offer sports activities and supplemental programs, which include day field trips coordinated with the curriculum to such places as zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as Yosemite National Park, California and Washington, D.C. Schools also arrange classroom presentations by parents, community leaders and other volunteers, as well as organize youngsters as presenters to community groups and organizations. To enhance the child's physical, social, emotional and intellectual growth, schools are encouraged to provide fee-based experiences specifically tailored to particular families' interests in such ancillary activities as dance, gymnastics and instrumental music lessons.

     We recognize that maintaining the quality of our teachers' capabilities and professionalism is essential to sustaining our students' high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers and external consultants. Staff members are recognized for the completion of continuing education experiences, encouraged to pursue formal advanced learning and rewarded for outstanding performance and achievement. Our educators serve on task forces and committees who regularly review and revise guidelines, programs, tools and current teaching methods.

     We seek to assure that our schools meet or exceed the standards of appropriate licensing and accrediting agencies through an internal quality assurance program. Many of our schools are accredited, or are currently seeking accreditation, by the National Association for the Education of Young Children (NAEYC), the National Independent Private Schools Association (NIPSA), or the Commission on International and Trans-Regional Accreditation (CITA) and its regional affiliates.

Operations/School Systems

     In order to maintain uniform standards, our schools share consistent educational goals and operating procedures. To respond to local demands, principals are encouraged to tailor curricula, within the standards of Nobel Learning Communities, to meet local needs. Members of our management visit all schools and centers on a regular basis to review program and facility quality.

     Critical to our educational and financial success are our school principals, who are responsible to manage school personnel and finances, to ensure teacher adherence to our curriculum guidelines, and to implement local sales and marketing strategies. We treat each school as a separate cost center, holding each accountable for its own performance. Each school prepares an annual budget and submits weekly financial data to the corporate office and to appropriate district and division managers. Tuition revenue, operating costs and utilization rates are continually monitored, with each school measured weekly in relation to our business plan and prior year performance. Executive Directors, another critical component to our success, oversee the principals in their management responsibilities and report to regional Vice Presidents of Operations. School principals and Executive Directors work closely with regional and corporate management, particularly in the regular assessment of program quality.

     Principals and Executive Directors are also responsible to raise additional revenues through ancillary programs, such as sales of school uniforms, children's portraits and school stores. Our corporate office undertakes central management of several significant ancillary programs. This central management has enabled us to obtain more favorable terms from vendors and to encourage more active participation from schools.

     We hire qualified individuals and prefer to promote from within. Employment applicants are reviewed with background checks made to verify accurate employment history and establish understanding of the candidate's background, reputation and character. After hiring, our faculty is reviewed and evaluated annually through a formal evaluation Process. All of our principals and Executive Directors are eligible for incentive compensation based on the profitability of their schools.

Marketing and Customers

     We generate the majority of new enrollments from our reputation in the community and word-of-mouth recommendations of parents. Further, we group our pre-elementary schools geographically to increase local market awareness and to supply a student population for our elementary and middle schools. Our educational continuum from pre-elementary school through elementary and middle school also helps demonstrate to parents our educational focus. We market our services through yellow page advertising, print ads in local publications, radio and through distribution of promotional materials in residential areas. Marketing campaigns are conducted throughout the year, primarily at the local level by our school directors and principals. In addition, the various regional offices conduct targeted marketing programs, such as mass mailings and media advertising.

     In our marketing, we strive to differentiate ourselves from our competition through the quality of our programs. We emphasize the features and benefits of our schools, including a more individualized approach to learning, comprehensive curricula, small class sizes, accreditation, credentialed teachers, before and after school programs and summer camps. We promote early age introduction of foreign language and technology use. We evaluate student progress regularly, including the administration of standardized tests, which show that, on average, our school age children perform one and one-half to three grade levels above national norms.

Corporate Development - Nobel Learning Communities Strategy and Implementation

     Our growth has been primarily through the opening of new schools and making strategic acquisitions of existing schools. Before we enter a new market, we devote resources to evaluating that market's potential. Evaluation criteria include the number and age of children living in proximity to the site; family income data; incidence of two-wage earner and single parent families; traffic patterns; wage and fixed cost structure; competition; price elasticity; family educational data; local licensing requirements; and real estate costs.

New School Development

     Since June 2001 through June 2002, we opened four pre-elementary schools and two Paladin Academy schools. From July 1, 2002 through September 3, 2002, we have opened four pre-elementary schools, two elementary schools and one Saber Academy special purpose high school. Throughout the remainder of the twelve months ended June 30, 2003 ("Fiscal 2003") we plan to open approximately, six Paladin Academy schools.

     Proposed development sites are presented to us through a network of developers and land realtors across the United States. After site selection, we engage a developer or contractor to build a facility to our specifications. We currently work with several developers who purchase the land, build the facility and lease the premises to us under a long-term lease. Alternatively, we purchase land, construct the building with our own or borrowed funds and then seek to enter into a sale and lease-back transaction with an investor. Our development plans are dependent on the continued availability of developer and financing arrangements.

Acquisitions

     Since 1994, we have acquired 74 schools: 47 pre-elementary schools, 21 elementary schools and six special purpose high schools. We strive to make only acquisitions that are strategic in nature: to enhance our presence within an existing cluster; to establish a base in a new geographic area with growth potential; or to provide an entry into a new business (e.g., learning challenged students). Key acquisition criteria are reputation, accretion to earnings, geographic location in markets with excellent demographics and growth prospects, ability to integrate into existing, or become the foundation for new, Nobel Learning Communities and quality of personnel.

     We have used strategic acquisitions to expand our market offerings. These acquisitions not only allow us to enter markets we believe have strong potential, but also present opportunities for profitable synergies with our other educational offerings. In August 1998, we commenced our special education offerings with the acquisition of the Developmental Resource Centers in Southern Florida. With our September 1999 acquisition of the Houston Learning Academy schools, we offer special purpose high schools for children who require a more individualized learning environment. This acquisition also gave us potential to expand into the summer school market. The acquisition of The Activities Club facilitated our entry into the summer program and after school program curriculum-based products for the public, charter and private school markets.

Paladin Academy

     Our Paladin Academy schools serve the needs of children with learning challenges. Through these schools, our mission is to improve the learning process and achievement levels of children and adults with dyslexia, attention deficit disorder and other learning difficulties. We offer clinical day schools, tutoring clinics and summer programs, as well as psycho-educational and developmental testing and community outreach programs.

     Paladin Academy schools offer full day programs serving the special needs of students from kindergarten through high school. The goal of Paladin Academy is to enable students to re-enter mainstream school programs after two to three years. We offer one-on-one tutorial clinics to students in our general education program, as well as to students from other schools who require a clinical educational approach.

     As of September 3, 2002, we operated 14 Paladin Academy schools. These include three "stand-alone" private schools in South Florida acquired in our August 1998 purchase of the assets of Development Resource Centers, one additional school acquired in February 2000, also in South Florida, one additional stand-alone school in Seattle, Washington and nine schools located within our elementary schools. As a part of our combination school strategy, most of our new Paladin Academy schools are conducted in classrooms of Nobel Learning Communities elementary schools. Paladin Academy schools are now located in Florida, Nevada, New Jersey, North Carolina, Virginia and Washington.

     We plan to expand Paladin Academy schools within our school clusters across the United States. Further, as Paladin Academy develops broader market recognition independent of our private elementary schools, we plan to roll out the program independently across the United States. Our ultimate goal is to be a recognized national operator of special education schools.

     Expanding our initiatives in special education, since May 2000, under terms of a credit agreement, we have advanced funds to Total Education Solutions, which provides special education services to charter schools and public schools who, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students).

Charter Schools

     In July 1999, we began management of our first charter school, The Philadelphia Academy Charter School in Philadelphia, Pennsylvania, which serves 624 students in kindergarten through eighth grade. Our performance under management of that contract resulted in the March 2000 award of two additional contracts to manage new charter schools in Philadelphia (one opened in September 2000 and the other opened in September 2001). Under these management agreements, we provide services such as, administrative and development/construction management services to the charter schools pursuant to four or five-year terms, subject to extension. The actual holders of the charters, non-profit entities managed by a board of directors or trustees, fund their own operations, through payments from the School District of Philadelphia. In some cases, as part of the arrangements with the charter schools, we lease the charter school premises from a third party and sublease the premises to the non-profit entity.

     Further adding to our charter school operations, in May 2000, we acquired two charter schools in Arizona: the Fletcher Heights Charter Elementary School in Peoria, Arizona and the Desert Heights Elementary School, which opened in Glendale, Arizona in August 2000. In contrast to our Philadelphia charter schools and charters contracts, we hold the charter and own and operate the Arizona charter schools independently, as Arizona law permits the charter funds to be paid directly to a for-profit corporation.

     We also plan to pursue moderate growth in charter school management by competing for contracts at existing charter schools. These include both charter management contracts, which are up for renewal and charters currently being managed by the local not-for-profit administration.

     Since our charter schools operate under a charter granted by a state or school board authority, we would lose the right to operate a school if the charter authority were to revoke the charter. Typically, the charter holder is a community group that engages us to manage the school under a management agreement, so the charter authority could base such revocation on actions of the charter holder, which are outside of our control. Also, many state charter school statutes require periodic reauthorization. If state charter school legislation in such states were not reauthorized or were substantially altered, our charter opportunities in the charter school market could be materially adversely affected.

Houston Learning Academy / Saber Academy

     In September 1999, we acquired all the capital stock of Houston Learning Academy ("HLA"), an operator of five special purpose high schools in the Houston metropolitan marketplace. HLA schools offer a half-day high school program, as well as summer school, tutorials and special education classes to residential hospitals that are fully accredited by the Southern Association of Colleges and Schools. HLA schools' programs feature small class sizes and individualized attention. Many students who attend HLA desire to engage in other activities in the afternoons or are attracted to the flexibility of the schools' curriculum. We plan to grow the HLA concept by leveraging our existing school model and accreditation to other Texas metropolitan areas (Dallas, San Antonio) under the name Saber Academy, followed by introduction into existing and future Nobel Learning Community markets. We believe HLA / Saber Academy and Paladin Academy schools will have significant marketing and other synergies. For example, since HLA / Saber Academy programs run primarily in the morning, we can use the same facilities to conduct Paladin Academy programs in the afternoons.

Industry and Competition

     Education reform movements in the United States are posing alternatives to the public schools. Among others, these reforms include charter schools, private management of public schools, home schooling, private schools and, on a limited basis, voucher programs. Our strategy is to provide parents a quality alternative through our privately owned and operated schools utilizing a proven curriculum in a safe and challenging environment.

     To attract school age children, we compete with other for-profit private schools, with non-profit schools and, in a sense, with public school systems. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The only material for-profit competitor that integrates elementary and pre-elementary schools of which we are aware which currently competes beyond a regional level is Children's World, a subsidiary of Aramark Corporation.

     We offer a national curriculum based program with excellent standards. We believe that persons in our target market - parents seeking curriculum-based learning programs for their children - seek services beyond those provided by child care providers without curriculum based learning. We believe these parents desire to give their children the best educational advantage available, since, as educators have found, the learning process should start earlier, preferably somewhere between the ages of two and three.

     While price is an important factor in competition in both the school age and pre-elementary school markets, we believe that other competitive factors also are important, including: professionally developed educational programs, well-equipped facilities, trained teachers and a broad range of ancillary services, including transportation and infant care. Particularly in the pre-elementary school market, many of these services are not offered by many of our competitors.

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

     Our charter schools are subject to substantial additional federal and state regulation since they are funded by public monies. Under our charter school management agreements, the charter entity is ultimately responsible for compliance with these regulations; we are responsible for such compliance in our Arizona charter schools. Significant among federal laws is the Individuals with Disabilities in Education Act. This act requires that students with qualified disabilities receive an appropriate education through special education and related services provided in a manner reasonably calculated to enable the child to receive educational benefits in the least restrictive environment. The charter school's obligation to provide these potentially extensive services and the attendant financial exposure, varies depending on state law. Other laws applicable to our charter schools include the Family Educational Rights and Privacy Act (which protects the privacy of a student's educational record), the Gun-Free Schools Act (which requires us to effect certain policies, assurances and reports at our charter schools regarding the discipline of students who bring weapons to our schools) and various civil rights laws.

Insurance

     We currently maintain comprehensive general liability, workers' compensation, automobile liability, property, excess umbrella liability and student accident insurance. The policies provide for a variety of coverage and are subject to various limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. We believe we have adequate insurance coverage at this time. There can be no assurance that in future years we will not become subject to lower limits or substantial increase in insurance premiums.

Service Marks

     We have registered various service marks in the United States Patent and Trademark Office, including, among others, Chesterbrook Academy(R), Merryhill Country School(R), Camp Zone (R) and The Activities Club (R). We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Seasonality

     Our elementary and middle schools historically have lower operating revenues in the summer due to lower summer enrollments. Summer revenues of pre-elementary schools tend to remain somewhat more stable. We continue to seek to improve summer results through camps and other programs.

Employees

     On September 3, 2002, we employed approximately 3,900 persons, approximately 1,170 of whom were employed on a part-time or seasonal basis. We believe that our relationship with our employees is satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers are as follows:

Name                 Age  Position
----                 ---  --------

A. J. Clegg          63   Chairman of the Board of Directors and Chief Executive
                          Officer; Director

John R. Frock        59   Vice Chairman - Corporate Development; Assistant
                          Secretary; Director

Robert E. Zobel      54   Vice Chairman - Corporate Affairs and Chief Financial
                          Officer; Director

D. Scott Clegg       39   Vice Chairman - Operations, President and Chief
                          Operating Officer

Dr. Lynn A. Fontana  54   Executive Vice President - Education and Chief
                          Education Officer

Gary V. Lea          48   Vice President - Southern Operations

Kimberly D. Pablo    39   Vice President - Western Operations

Kathleen L. Willard  53   Vice President - Northern Operations

     The following description contains certain information concerning the foregoing persons:

     A. J. Clegg. Mr. A. J. Clegg was named Chairman of the Board of Directors and Chief Executive Officer of NLCI in May, 1992. Since 1996, Mr. A. J. Clegg has also served as a member of the Board of Trustees of Drexel University. From June 1990 to December 1997 (but involving immaterial amounts of time between 1994 and 1997), Mr. A. J. Clegg also served as the Chairman and CEO of JBS Investment Banking, Ltd., a provider of investment management and consulting services to businesses, including NLCI. In 1979, he formed Empery Corporation, an operator of businesses in the cable television and printing industries, and held the offices of Chairman, President and CEO during his tenure (1979-1993). In addition, Mr. A. J. Clegg served as Chairman and CEO of TVC, Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-1993), a manufacturer of electronic senswitches. Mr. A. J. Clegg served on the board of directors of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991. In August 2000, Mr. A. J. Clegg was recognized as "Education Entrepreneur of the Year" by the Association of Education Practitioners and Providers. Mr. A. J. Clegg is the father of D. Scott Clegg, NLCI's Vice Chairman - Operations, President and Chief Operating Officer.

     John R. Frock. Mr. Frock was appointed Vice Chairman - Corporate Development of NLCI in April 2002. Prior to such appointment, Mr. Frock had been Executive Vice President - Corporate Development since August 1, 1994. Mr. Frock was elected to the Board of Directors of NLCI on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., a provider of investment management and consulting services to businesses, including NLCI.

     Robert E. Zobel. Mr. Zobel was appointed Vice Chairman - Corporate Affairs and Chief Financial Officer of NLCI in April 2002. Between February 2001 and April 2002, Mr. Zobel served as Vice President, Chief Administrative Officer and Secretary of MARS, Inc., a start up retail organization. Mr. Zobel was Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of MARS, Inc. from February 1996 until February 2001. From 1974 through February 1996, Mr. Zobel was associated with Deloitte & Touche LLP (formerly Touche Ross & Co.) as an employee and since September 1981 as a partner. Mr. Zobel earned a B.A. degree from Claremont

McKenna College, a J.D. degree from Willamette University College of Law and a LLM degree in tax from Boston University. Mr. Zobel has been a director of NLCI since 1998.

     D. Scott Clegg. Mr. D. Scott Clegg rejoined NLCI as Vice Chairman - Operations, President and Chief Operating Officer in February 2002. Previously, Mr. D. Scott Clegg had been with NLCI from 1993 until 1997, commencing with his appointment as Vice President - Operations for the Merryhill Country Schools division in June 1993, and culminating with his appointment in early 1996 as Vice President - Operations, with responsibility for nationwide operations. Mr.
D. Scott Clegg left NLCI in 1997, to become a principal and founder of Pathways Education Group, L.L.C., a management consulting firm serving the public and private sectors in education. He was formerly Vice President of New Business development at JBS Investment Banking, Ltd. Mr. D. Scott Clegg also served as General Manager and Chief Operating Officer of Dynasil Corporation of America, a public company, and also served as a member of Dynasil's board of directors. Mr.
D. Scott Clegg is the son of A. J. Clegg, our Chairman and Chief Executive Officer.

     Dr. Lynn A. Fontana. Dr. Fontana joined NLCI August of 1999 as Executive Vice President - Education and Chief Education Officer. She is responsible for the educational programs, professional development, technology integration and quality assurance in NLCI's network of schools. Dr. Fontana has been actively involved in educational research and development for more than twenty-five years. As a research associate professor at George Mason University she directed educational projects funded by public and private foundations including the National Science Foundation, Bell Atlantic Foundation, Corporation for Public Broadcasting, the Defense Advanced Research Projects Agency, and the Department of Defense Education Activity. Prior to joining the research faculty at George Mason University, Dr. Fontana was Vice President for Educational Activities at WETA. Dr. Fontana has a B.A. in history and political science from Juniata College and a Ph.D. in social studies education from Indiana University. She taught high school history for eight years in public schools in Pennsylvania and New Jersey. Dr. Fontana has served on the Board of Trustees of National History Day for 10 years and on the editorial board for World Book Publishing for six of the last eight years.

     Gary V. Lea. Mr. Lea was appointed Vice President - Southern Operations in June of 2001. Mr. Lea joined NLCI in January of 2000 as Executive Director. Mr. Lea was formerly with KinderCare Learning Centers, Inc. from July 1988 through August of 1996, as a Regional Vice President covering 11 states and 150 schools. He has also had extensive experience in the restaurant and service industry. He was formerly the Director of Operations with Boston Market for a large southwest territory. Mr. Lea attended Southwest Missouri State University where he earned a B.S in Business and Psychology.

     Kimberly D. Pablo. Ms. Pablo has been with NLCI since it acquired Merryhill Schools in 1989. She ran one of NLCI's three largest schools for approximately four years as a principal, during which time enrollment grew at that school from 150 students to 250 students. In 1997 Ms. Pablo was promoted to one of two District Managers, and ran a successful district of 13 elementary, middle and preschools. In 1999, she was promoted to Vice President - Western Operations. Ms. Pablo graduated with a BA from Humboldt State University in CA and received her Masters Degree in Organizational Management in 1999.

     Kathleen L. Willard. Ms. Willard was named Vice President - Northern Operations in December of 1999. Between January 1997 and December of 1999, Ms. Willard was the Executive Director for the Florida district schools of NLCI. From 1985 to 1997, prior to the acquisition of the schools in Florida by NLCI, Ms. Willard served as a school administrator with Another Generation Preschools (a privately held preschool company in the Ft. Lauderdale area).

Item 2. Properties.

     At September 3, 2002, we operated 179 schools on 10 owned and 169 leased properties in 15 states. Our schools are geographically distributed as follows: four in Arizona, 29 in California, 17 in Florida, one in Georgia, 13 in Illinois, one in Maryland, seven in Nevada, 15 in New Jersey, 24 in North Carolina, three in Oregon, 23 in Pennsylvania, two in South Carolina, ten in Texas, 22 in Virginia and eight in Washington. Our schools generally are located in suburban settings.

     The land and buildings which we own are subject to mortgages on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

     From time to time, we purchase undeveloped land for future development; however, at June 30, 2002, we did not hold any such properties. We also own the land and building of three properties in Florida and Maine at which we formerly operated day care centers; two of these properties are leased to third parties.

     We lease 22,500 square feet of space for our corporate offices in West Chester, Pennsylvania.

Item 3. Legal Proceedings.

     We are a party in various suits and claims that arise in the ordinary course of our business. Our management currently believes that the ultimate disposition of all such matters will not have a material adverse effect on our consolidated financial position or results of operations. The significance of these matters on our future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

     On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff seeks to represent a putative class consisting of the public stockholders of NLCI. Named as defendants in the complaint are NLCI, members of the NLCI Board of Directors and one former member of the NLCI Board of Directors. The plaintiff alleges, among other things, that the proposed merger is unfair and that the current and former NLCI directors breached their fiduciary duties by failing to disclose fully material non-public information related to the value of NLCI and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. NLCI was served with the complaint on August 22, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     Our common stock trades on The Nasdaq National Market under the symbol
NLCI.

     The table below sets forth the quarterly high and low bid prices for our common stock as reported by Nasdaq for each quarter during the period from July 1, 2000 through June 30, 2002 and for the first quarter to date in Fiscal 2003.

                                                           High            Low

 Fiscal 2001 (July 1, 2000 to June 30, 2001)

 First Quarter ........................................   10.000          7.750
 Second Quarter .......................................    8.875          4.688
 Third Quarter ........................................   10.250          5.516
 Fourth Quarter .......................................   10.000          7.550

 Fiscal 2002 (July 1, 2001 to June 30, 2002)

 First Quarter ........................................    9.000          6.250
 Second Quarter .......................................    8.250          4.800
 Third Quarter ........................................    7.480          5.050
 Fourth Quarter .......................................    7.230          5.150

 Fiscal 2003

 First Quarter (through September 3, 2002 .............    7.600          5.010

Holders

     At September 3, 2002, there were approximately 342 holders of record of shares of common stock.

Dividend Policy

     We have never paid a dividend on our common stock and do not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, we intend to retain our earnings in order to finance our ongoing operations and to develop and expand our business. Our credit facility with our lenders prohibits us from paying dividends on our common stock or making other cash distributions without the lenders' consent. Further, our financing documents relating to our private placement of our $10,000,000 Subordinated Note with Allied Capital Corporation prohibit us from paying cash dividends on our common stock without Allied's approval and our financing documents relating to our private placement of the Series C Convertible Preferred Stock to Edison Venture Fund II, L.P. prohibit us from paying cash dividends on our common stock, unless the dividend is permitted under our bank agreement and the amount of the dividend is less than or equal to 50% of our operating income less income tax.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of June 30, 2002:

                                                                                            Number of securities
                                                                                          remaining available for
                                                                                           future issuance under
                                Number of securities to be       Weighted-average        equity compensation plans
                                  issued upon exercise of        exercise price of         (excluding securities
                                   outstanding options,        outstanding options,       reflected in column (a))
        Plan category               warrants and rights         warrants and rights
        -------------
                                            (a)                         (b)                         (c)
Equity compensation plans
approved by security holders              728,237                      7.228                      662,273
Equity compensation plans not
approved by security holders              100,000                      8.363                         --
                                          -------                      -----                         --
         Total:                           828,237                      7.365                      662,273
                                          =======                      =====                      =======

Options issued outside of the stockholder-approved plans have been issued with features substantially similar to those of the stockholder-approved plans.

Item 6.    Selected Financial Data.

                                                                                              Six Months
                                                            For the years ending June 30,        Ended        Year Ended
                                                -------------------------------------------  -------------   -------------
         Operating Data                            2002       2001       2000        1999    June 30, 1998   December 1997
                                                ---------  ---------  ----------  ---------  -------------   -------------
Revenue                                         $ 156,279  $ 147,952  $  127,407  $ 109,762   $  48,995       $  80,980
School operating expenses                         136,190    129,786     110,078     96,475      42,643          70,258
                                                ---------  ---------  ----------  ---------  -------------   -------------
School operating profit                            20,089     18,166      17,329     13,287       6,352          10,722
General and administrative expenses                11,776     11,004       9,742      7,717       3,391           5,973
Restructuring expense                                   -          -           -          -           -           2,960
                                                ---------  ---------  ----------  ---------  -------------   -------------
Operating income                                    8,313      7,162       7,587      5,570       2,961           1,789
Interest expense                                    3,637      4,171       3,373      2,998       1,044           2,047
Other income                                         (160)      (424)       (145)      (248)       (102)           (158)
Minority interest                                      34         23          88         74          35              86
                                                ---------  ---------  ----------  ---------  -------------   -------------
Income (loss) before income taxes                   4,802      3,392       4,271      2,746       1,984            (186)
Income tax expense                                  1,968      1,596       1,793      1,153         833             250
                                                ---------  ---------  ----------  ---------  -------------   -------------
Net (loss) income before Cumulative effect
  of change in accounting principal and
  extraordinary item                                2,834      1,796       2,478      1,593       1,151            (436)
Cumulative effect of accounting change                  -        295           -          -           -
Extraordinary item                                      -          -           -          -           -             449
                                                ---------  ---------  ----------  ---------  -------------   -------------
Net income (loss)                                   2,834      1,501       2,478      1,593       1,151            (885)
Preferred dividends                                    82         81          82         83          51             102
                                                ---------  ---------  ----------  ---------  -------------   -------------
Net income available to common stockholders'    $   2,752      1,420       2,396      1,510       1,100            (987)
                                                =========  =========  ==========  =========  =============   =============

Basic earnings per share:
Net income (loss) before Cumulative effect
  of change in accounting principle and
  extraordinary item                            $    0.44  $    0.29  $     0.40  $    0.25   $    0.18       $   (0.09)
Cumulative effect of accounting change                  -      (0.05)          -          -           -               -
Extraordinary item                                      -          -           -          -           -           (0.07)
                                                ---------  ---------  ----------  ---------  -------------   -------------
Net income (loss)                               $    0.44  $    0.24  $     0.40  $    0.25   $    0.18       $   (0.16)
                                                =========  =========  ==========  =========  =============   =============

Dilutive earnings per share:
Net income (loss) before Cumulative effect
  of change in accounting principle and
  extraordinary item                            $    0.38  $    0.24  $     0.33  $    0.22   $    0.15       $   (0.09)
Cumulative effect of accounting  change (a)             -      (0.04)          -          -           -               -
Extraordinary item                                      -          -           -          -           -           (0.07)
                                                ---------  ---------  ----------  ---------  -------------   -------------
Net income (loss)                               $    0.38  $    0.20  $     0.33  $    0.22   $    0.15       $   (0.16)
                                                =========  =========  ==========  =========  =============   =============

EBITDA (b)
  (earnings before interest, taxes,
  depreciation and amortization expense)        $  14,514  $  14,624  $   13,943  $  11,123   $   5,243       $   4,803
                                                ---------  ---------  ----------  ---------  -------------   -------------

Balance Sheet Data:
Working capital deficit                         $ (13,325) $ (15,453) $  (16,946) $ (12,087)  $ (10,221)      $  (7,946)
Goodwill and intangibles, net                      49,521     50,012      51,447     47,319      43,754          37,923
Total assets                                      102,980    101,784      98,618     81,025      75,020          74,398
Short-term debt and
Current portion of long-term debt                   4,488      6,414       6,293      2,209       2,031           2,793
Long-term debt                                     35,729     36,941      36,509     29,147      26,477          28,470
Stockholders' equity                               42,487     38,601      36,558     34,145      32,736          31,636

(a) Cumulative effect of accounting change represents the effect of the adoption of Staff Accounting Bulletin 101, Revenue Recognition.

(b) EBITDA is defined by the Company as its net income before interest expense, income taxes, depreciation, amortization and cumulative effect of a change in accounting principle. EBITDA is not intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by accounting principals generally accepted in the United States of America. EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The Company has entered into an Agreement and Plan of Merger, dated as of August 5, 2002, with Socrates Acquisition Corporation ("Socrates"), a corporation newly formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. (collectively with Gryphon Partners II-A, L.P., the "Buying Group"), both of which are engaged principally in the business of investing in companies. Under the merger agreement, Socrates will be merged into NLCI, with NLCI as the surviving corporation (the "Merger"). If the Merger is completed, each issued and outstanding share of NLCI common stock and preferred stock (calculated on an as-converted basis to the nearest one-hundredth of a share) will be converted into the right to receive $7.75 in cash, without interest, except for certain shares and options held by the NLCI directors and executive officers identified in the merger agreement as a rollover stockholder, which will continue as, or be converted into, equity interests of the surviving corporation. In addition, if the Merger is completed, each outstanding option and warrant that is exercisable as of the effective time of the Merger will be canceled in exchange for (1) the excess, if any, of $7.75 over the per share exercise price of the option or warrant multiplied by (2) the number of shares of common stock subject to the option or warrant exercisable as of the effective time of the merger, net of any applicable withholding taxes. Following the Merger, NLCI will continue its operations as a privately held company. The Merger is contingent upon satisfaction of a number of conditions, including approval of NLCI's stockholders, the receipt of regulatory and other approvals and consents, the absence of any pending or threatened actions that would prevent the consummation of the transactions contemplated by the merger agreement and receipt of financing. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of NLCI, under the direction of the NLCI Board of Directors, will continue to manage NLCI as an ongoing business.

         It is currently anticipated that the total amount of funds necessary to complete the Merger and the related transactions is approximately $108,900,000 (assuming that no NLCI stockholders exercise and perfect their appraisal rights). The Buying Group has received commitments, subject to various conditions, from financial institutions in an aggregate amount sufficient, taking into account the amounts to be contributed as equity financing, to fund these requirements. The receipt of third-party financing is a condition to completion of the Merger. Of this amount, $47,500,000 is expected to be funded from a equity investment in the Company by Socrates and stockholders who are converting their shares into equity interests in the surviving corporation and an additional $50,000,000 is expected to be funded through new credit facilities. These funds are expected to be used to pay NLCI's stockholders and certain option holders and warrant holders, other than stockholders who are converting their shares into equity interest in the surviving corporation, to refinance debt, and to pay fees and expenses related to the Merger. Following completion of the Merger, the senior secured credit facility and the senior subordinated notes are expected to be repaid through cash flow generated from operations in the ordinary course of business and/or through refinancing.

         The Company anticipates that it will expense in the first and second quarter of Fiscal 2003 approximately $800,000 of legal, professional and other registration fees incurred in connection with the Merger.

Results of Operations

Fiscal Year ended June 30, 2002 ("Fiscal 2002") compared to Fiscal Year ended June 30, 2001("Fiscal 2001")

     At June 30, 2002, the Company operated 174 schools. Since June 30, 2001, the Company has opened six new schools: four preschools and two schools for learning challenged (the Paladin Academy schools). The Company has also closed three schools.

     Revenues for Fiscal 2002 increased $8,327,000 or 5.6% to $156,279,000 from $147,952,000 for Fiscal 2001. The increase in revenues is primarily attributable to tuition increases, the maturing of schools opened in Fiscal 2001 and the opening of nine new schools.

     Same school revenue (schools that were opened in both periods) increased $6,908,000 or 4.7% in Fiscal 2002 compared to Fiscal 2001. This increase is related to tuition increases of approximately 5% and the maturing of schools opened in Fiscal 2001 offset by a decrease in enrollment in many of the Company's preschools due primarily as a result of the economy which often times results in the loss of employment by at least one parent with a child in preschool. The increase in revenues related to the new schools opened totaled $1,766,000. Revenues related to The Activities Club increased $257,000. These increases were offset by a decrease in revenues of $604,000 related to school closings.

     School operating profit in Fiscal 2002 increased $1,923,000 or 10.6% to $20,089,000 from $18,166,000 for Fiscal 2001. Total school operating profit margin increased from 12.3% for Fiscal 2001 to 12.9% for Fiscal 2002. The results for Fiscal 2002 include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which resulted in a $1,677,000 reduction in goodwill amortization expense. (See
Note 7 to the financial statements.)

     Same school operating profit increased $3,324,000 or 17.6% in Fiscal 2002 compared to Fiscal 2001. Same school operating profit margin improved from 12.9% in Fiscal 2001 to 14.4% in Fiscal 2002. Excluding the effect of the adoption of SFAS 142, same school operating profit increased $1,695,000 or 9.0%. The increase in same school operating profit is due to the effect of the adoption of SFAS 142, the maturing of schools opened in Fiscal 2001 and lower school level expenses as a percentage of revenue. New schools opened in Fiscal 2002 incurred a loss of $1,126,000. Pre-opening expense (start-up cost) for schools to open in Fiscal 2003 was $516,000. The Activities Club ("TAC"), a business purchased in December 1999, reduced its operating loss for Fiscal 2002 by $294,000 from $474,000 in Fiscal 2001 to $180,000 in Fiscal 2002. School closings negatively affected the change in school operating profit by $53,000.

     General and administrative expenses increased $772,000 or 7.0% from $11,004,000 in Fiscal 2001 to $11,776,000 in Fiscal 2002. As a percentage of revenue, general and administrative expense was 7.5% for Fiscal 2002 and 7.4% for Fiscal 2001. This increase in general and administrative expenses was primarily related to additional corporate staffing, increased rent related to new corporate office location and increased fees for professional and legal services.

     As a result of the factors mentioned above, operating income increased $1,151,000 from $7,162,000 in Fiscal 2001 to $8,313,000 in Fiscal 2002.
Operating income as a percentage of revenue increased from 4.8% in Fiscal 2001 to 5.3% in Fiscal 2002.

     Other income decreased $264,000 during Fiscal 2002 as compared to the comparable period in the prior year. This decrease was primarily due to a decrease in interest income from investments and notes receivable. Other income for Fiscal 2002 also includes the gain recognized on the settlement of a promissory note of $383,000 and the write-off of expenses related to unsuccessful transactions of $344,000.

     For Fiscal 2002, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $14,514,000. This represents a decrease of $110,000 over the comparable period. EBITDA is not intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Interest expense decreased $534,000 or 12.8% from $4,171,000 for Fiscal 2001 to $3,637,000 for Fiscal 2002. The decrease is due to decreased interest rates on the Company's senior credit facility and a decrease in interest associated with subordinated notes due to repayments. The decreases were offset by an increase in the Company's senior subordinated debt which increased from 10.0% to 12.0% in October 2001.

     Income tax expense totaled $1,968,000 for Fiscal 2002, which reflects a 41% effective tax rate. The reduction in the tax rate from Fiscal 2001 is principally caused by the implementation of FAS 142, as the Company is no longer amortizing non-deductible goodwill.

Fiscal 2001 compared to the twelve months ended June 30, 2000 ("Fiscal 2000")

     The Company's fiscal year ends on June 30. The fiscal year ended June 30, 2001 was a 52-week year and the fiscal year ended June 30, 2000 was a 53-week year.

     At June 30, 2001, the Company operated 171 schools. Since June 2000 through June 2001, the Company opened 24 schools and acquired two new schools: three elementary schools, eleven preschools, six schools for learning challenged (the Paladin Academy schools), one alternative high school (HLA) and three charter schools (including the two Arizona charter schools purchased in 2000). The Company also closed three underperforming schools.

     Revenues in Fiscal 2001 increased $20,545,000 or 16.1% to $147,952,000 in
Fiscal 2001 from $127,407,000 for Fiscal 2000. After adjusting Fiscal 2000 to a comparable 52-week basis, revenues would have increased approximately $22,345,000 or 17.9%. The increase in revenues is primarily attributable to the increased enrollment, tuition increases and the increase in the number of new and acquired schools.

     Same school revenue (schools that were opened in both periods) increased $7,974,000 from $124,926,000, in Fiscal 2000 to $132,900,000 in Fiscal 2001 or
6.4%. This increase was related to tuition and enrollment increases and the maturing of schools opened in Fiscal 1999. The increase in revenues that related to the 24 new schools totaled $12,503,000. Acquired schools contributed additional revenues of $1,962,000. The revenues for TAC decreased $238,000 from $640,000 in Fiscal 2000 to $402,000 in Fiscal 2001. These increases were offset by a decrease in revenues of $1,656,000 related to closed schools.

     School operating profit for Fiscal 2001 increased $837,000 or 4.8% to $18,166,000 from $17,329,000 in Fiscal 2000. Total school operating profit as a percentage of revenue decreased from 13.6% to 12.3%.

     Same school operating profit increased $1,898,000 from $17,397,000 in Fiscal 2000 to $19,295,000 in Fiscal 2001 or 10.9%. Same school operating profit margin improved from 13.9% in Fiscal 2000 to 14.5% in Fiscal 2001. The increase in same school operating profit was due to the revenue increases and the maturing of the schools opened in Fiscal 1999. For Fiscal 2001, new schools incurred losses of $711,000. Included in these losses was $923,000 associated with the Company's two Arizona based charter schools. The losses associated with the Arizona schools are attributable to lower than expected enrollment. Acquired schools increased school operating income by $253,000. In Fiscal 2001, operating results from TAC were a loss of $474,000 or a decrease of $550,000 as compared to Fiscal 2000. If TAC is unsuccessful in receiving additional orders or contracts to purchase its products, the future operations of TAC could continue to be negatively affected. The net effect of school closings decreased school operating profit by $53,000.

     General and administrative expenses increased $1,262,000 or 13.0% to $11,004,000 in the Fiscal 2001. As a percentage of revenue, general and administrative expenses decreased from 7.6% of revenues in Fiscal 2000 to 7.4% of revenues in Fiscal 2001. The increase in general and administrative expense related primarily to management additions necessary to support the continued growth in the Company's private schools and specialty schools. Other increases in general and administrative expenses include an increase in fees for professional services and expenses related to new school locations that were canceled.

     As a result of the factors mentioned above, operating income decreased $425,000 to $7,162,000 for Fiscal 2001 as compared to that for Fiscal 2000. Operating income as a percentage of revenue increased from 5.9% in Fiscal 2000 to 4.8% in Fiscal 2001.

     EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) before the cumulative effect of a change in accounting principles, totaled $14,624,000 for Fiscal 2001 which was $681,000 above Fiscal 2000. As a percentage of revenue, EBITDA for Fiscal 2001 equaled 9.9% versus 10.9% in Fiscal 2000. EBITDA is not intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America. In addition, EBITDA should not be used as a tool for comparison as the computation may not be similar for all companies.

     Interest expense increased by $798,000 or 23.7% for Fiscal 2001 as compared to Fiscal 2000. The increase in interest expense was a result of increased borrowings under the Company's senior debt facility and an increase in interest rates on the Company's floating rate senior debt.

     The provision for income taxes of $1,596,000 for Fiscal 2001 was in excess of amounts computed by applying statutory federal income tax rates to income before income taxes due primarily to non-deductible goodwill incurred with acquisitions for stock and state income taxes. For acquisitions of stock of a company, purchase accounting applies for accounting purposes; but, for tax purposes, the Company inherits the historic basis of the purchased company in its assets, without any goodwill.

Change in Revenue Recognition

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

     Previously, the majority of registration fees were deferred when received and recorded in September to coincide with fall enrollment. Registration fees for students enrolled during the school year were recorded when received. Under the accounting method adopted retroactive to July 1, 2000, the Company recognizes school registration fees over the typical school year of August to June. Summer camp registration fees are now recognized during months June, July and August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $295,000 that was recognized during 2001. SAB 101 modifies the recognition of fee income but has no impact on cash flow or the operations of the Company.

Liquidity and Capital Resources

Fiscal 2002 Cash Flows

     Total cash and cash equivalents increased $466,000 from $1,321,000 at June 30, 2001 to $1,787,000 at June 30, 2002. The net increase was primarily related to cash provided from operations totaling $10,548,000, repayments on notes receivable of $1,680,000, proceeds from the exercise of stock options and warrants of $1,510,000 and an increase in borrowings under the Senior Credit Facility of $819,000. These sources of cash were offset by $8,673,000 in capital expenditures, a decrease in cash overdraft liability of $1,864,000 and repayments of subordinated debt of $3,865,000.

     The working capital deficit decreased $2,128,000 from $15,453,000 at June 30, 2001 to $13,325,000 at June 30, 2002. The decrease is primarily the result of a decrease of $1,864,000 in cash overdraft liability and a decrease of $1,926,000 in current maturities of long-term debt. This decrease was offset by an increase in unearned income totaling $370,000 and a decrease of $1,585,000 in notes receivable. The increase in unearned income is related to the prepayment of annual and semi-annual tuition by parents and by registration fees collected at the beginning of the school year.

     The Company anticipates that its existing available principal credit facilities, cash generated from operations and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures and renovations and the building of new schools during Fiscal 2003, but acquisitions will be limited in number.

     In addition, the Company is committed to a plan and is actively marketing approximately $6,000,000 in real estate for a potential sale leaseback transaction.

Long-Term Obligations and Commitments

     In May 2001, the Company entered into its current Amended and Restated Loan and Security Agreement, which increased the Company's borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility, (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on

April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until April 2004. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan that will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2004. In addition, the credit facilities provide that NLCI must meet or exceed defined interest coverage ratios and must not exceed leverage ratios.

     At June 30, 2002, the Company was not in compliance with two credit facility financial covenant ratios. The Company, however, received a waiver for the breach of the interest coverage ratio and adjusted leverage ratio at June 30, 2002. In addition, the breached ratios were amended and restated to lower ratio requirements for Fiscal 2003. The Company's interest coverage ratio increased from a ratio of EBITDA of 3.5 times interest expense or higher to 4.0 times interest expense or higher at June 30, 2002. The Company's ratio was 3.99 times EBITDA at June 30, 2002. The Company's adjusted leverage ratio decreased from 4.5 times EBITDA or plus rent expenses to 4.25 times EBITDA plus rent expense at June 30, 2002. The Company's ratio was 4.37 times EBITDA plus rent expense at June 30, 2002. The Company is in compliance with all other bank covenant requirements.

     At June 30, 2002, a total of $28,217,000 was outstanding and $9,353,000 was available under the Amended and Restated Loan Agreement. There was $2,084,000 outstanding under the Working Capital Credit Facility, $13,276,000 was outstanding under the Acquisition Credit Facility, $12,857,000 was outstanding under the Term Loan and $287,000 in outstanding letters of credit. In addition, the Company has $12,000,000 outstanding under subordinated debt agreements as well as significant commitments under operating lease agreements. The following is a summary of these obligations (dollars in thousands):

Contractual Obligations                                   Less than        2-4        Year 5 and
                                              Total        1 year         years          after
                                        ---------------------------------------------------------
Long-term obligations                         $40,217        4,488        26,781         8,948

Interest rate swap                                376           63           313
Operating leases                              228,682       25,127        69,890       133,665
                                        ---------------------------------------------------------
Total                                        $269,275      $29,678       $96,984      $142,613
                                        =========================================================

     The Company announced on August 6, 2002 that it had entered into a merger agreement with Socrates under which the Company would be the surviving corporation. The Company has incurred, and will continue to incur, substantial fees for services in connection with this transaction that heretofore have been capitalized. If the transaction is consummated, these fees will be allocated to the equity and debt financing of the transaction and thereafter treated in accordance with generally accepted accounting principles. In the event the transaction is not consummated, these fees will be expensed at that time. The resulting write off may be material and may be sufficiently large that the Company will find itself out of compliance with the covenants associated with its existing senior debt. We cannot determine at this time whether any such write off would be material or would cause the Company to be in default under the credit facility with its senior lender.

     The Company also has significant commitments with certain of its executives that would be triggered upon a change in control and certain termination events.

Capital Expenditures

     The Company is continuously maintaining and, where necessary, upgrading the property and equipment of each school. During Fiscal 2002, the Company spent approximately $8,673,000 on capital expenditures, which included $2,259,000 for new school development, $5,758,000 on upgrading existing facilities and $656,000 related to new corporate offices. During Fiscal 2001, the Company spent approximately $15,224,000 on capital expenditures, which included $9,587,000 for new school development and $5,637,000 on upgrading existing facilities.

     During Fiscal 2002, the Company received $390,000 from the sale of 2 closed schools. During Fiscal 2001, the Company received $8,268,000 from sale and leaseback transactions of new schools.

Insurance

     Companies involved in the education and care of children may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. The Company believes it has adequate insurance coverage at this time. There can be no assurance that in future years the Company will not become subject to lower limits or substantial increases in insurance premiums.

Recently Issued Accounting Standards

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by

     SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company in Fiscal 2003. The Company is evaluating SFAS No. 144 and has not yet determined the full impact of adoption on its financial position but will reclass property and equipment held for sale as part of total property and equipment as the assets are still in use.

     On April 30, 2002 the Financial Accounting Standards Board ("FASB") issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. FASB 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of Fiscal 2002.

     The Company had a promissory note obligation related to the purchase of a school in Arizona of $1,408,000 issued in June 2000. The promissory note was settled for $1,025,000 on February 14, 2002 resulting in a gain of $383,000. As a result of the adoption of FASB 145, the Company recorded the gain as other income during the quarter ended March 31, 2002. The impact on diluted earnings per share for the quarter and year to date March 31, 2002 was $0.03 per share (net of tax).

     On July 30, 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB 146 is to be applied prospectively to exit or disposal activities initiated after December 21, 2002.

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

     The Company's significant accounting policies are described in note 1 to the consolidated financial statements. The following accounting policies are considered critical to the preparation of the Company's financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

     Tuition revenues, net of discounts and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company's net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

     The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person's financial condition. The Company also has investments in other entities. The collectibility of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Long-lived and Intangible Assets

     Under the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Goodwill

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. As a result, the Company ceased amortization of goodwill, the effect of which was a reduction of $1,677,000 of amortization expense for the year ended June 30, 2002.

     The net carrying value of goodwill was $48,376,000 as of July 1, 2001 (the Company's adoption date of SFAS 142). The Company completed the "first step" impairment test as required under SFAS 142 at December 31, 2001 and determined that the recognition of an impairment loss was not necessary. The fair value of the Company's ten reporting units was estimated using the expected present value of future cash flows. In estimating the present value the company used assumptions based on the characteristics of the reporting unit including discount rates (ranging from 13% to 20%). For two of the reporting units fair value approximated their carrying value while for the remaining eight reporting units fair value exceeded carrying value. For the two reporting units where fair value approximated carrying value, goodwill allocated to these reporting units totaled $7,806,000 and $4,676,000. Accordingly, the Company updated its analysis at June 30, 2002 and concluded that no impairment was required for these two reporting units. Goodwill will be assessed for impairment at least annually or upon an adverse change in operations. The annual impairment testing required by SFAS No. 142 will require judgments and estimates and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

Long Term Note Receivable

     The Company has a $2,600,000 note receivable pursuant to a Credit Agreement with Total Education Solutions ("TES") due May 2005, of which $2,250,000 is convertible into 30.0% ownership of TES. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). The proceeds received by TES have been used for the expansion of its product throughout California and plans to enter other states. Although TES's revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

     As part of our evaluation of the carrying value of TES, we consider a number of positive and negative factors affecting TES including:

     .   Operating results and outlook for TES;

     .   Expected future cash flows;

     .   Current conditions and trends in the industry;

     .   Other industry comparables; and

     .   Our plans and ability to continue to hold this investment.

     In evaluating the investment in TES, a discounted cash flow analyses was prepared for TES based on a recent financing discussion memorandum. The cash flow analyses indicated that the investment in TES has a value greater than our current carrying value. In addition, we reviewed other objective evidence including recent comparable transactions similar to TES, industry publications supporting the market and growth rates and TES's ongoing discussions with third parties regarding additional financing.

Income Taxes

     The Company accounts for income taxes using the asset and liability method, in accordance with FAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized as income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

     The Company files a U.S. federal income tax return and various state income tax returns, which are subject to examination by tax authorities. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company's estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions including possible adjustments related to the nature and timing of deductions and the local attribution of income.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swaps agreements.

Interest Rates

     The Company's exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure due to rate changes on its 12.0%, $10,000,000 senior subordinated debt at June 30, 2002 and June 30, 2001. The Company also has no cash flow exposure on certain mortgages, notes payable and subordinate debt agreements aggregating $2,386,000 and $6,471,000 at June 30, 2002 and June 30, 2001, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $143,000 and $206,000 in Fiscal 2002 and Fiscal 2001, respectively.

Interest Rate Swap Agreement

     In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, it entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2002 the Company's interest rate swap contract outstanding had a total notional amount of $12,857,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at June 30, 2002 was a liability of $376,000, net of taxes and is included as a component of Accumulated Other Comprehensive Loss, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The information required by this Item with respect to the directors of the Company is listed below. The information required by this Item with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.

     The names of the directors and certain information about them, are set forth below:

                                                                                 Director
  Name of Director        Age                Principal Occupation                Since
--------------------------------------------------------------------------------------------

Continuing Director with a term expiring in 2004 (Class II Directors):

Daniel L. Russell          37    Principal Private Finance Group, Allied            2001
                                 Capital Corporation

Continuing Director with a term expiring in 2002 (Class III Directors):

Edward Chambers            65    Executive Vice President - Finance and             1988
                                 Administration of Wawa, Inc.

A.J. Clegg                 63    Chairman of Board of Directors and Chief           1992
                                 Executive Officer of the Company

Peter H. Havens            48    Chairman of Baldwin Management, LLC                1991

Continuing Director with a term expiring in 2003 (Class I Directors):

John R. Frock              59    Vice Chairman - Corporate Development of           1992
                                 the Company

Eugene G. Monaco           74    Judge, Delaware County District Court              1995
                                 (retired)

Robert E. Zobel            54    Vice Chairman - Corporate Affairs and Chief        1998
                                 Financial Officer of the Company

     The following description contains certain information concerning the directors, including current positions and principal occupations during the past five years.

         Edward H. Chambers. Mr. Chambers has served as Executive Vice President
- Finance and Administration of Wawa, Inc. since March 1988. During the period April 1984 through March 1988, he served as President and Chief Executive Officer and as a director, of Northern Lites, Ltd., an owner and operator of quick-service restaurants operating pursuant to a franchise from D'Lites of America, Inc. From 1982 to July 1984, Mr. Chambers was President - Retail Operations of Kentucky Fried Chicken Corp., a franchiser of quick-service restaurants. He is also a director of Riddle Memorial Hospital.

         A. J. Clegg. Mr. A. J. Clegg was named Chairman of the Board and Chief Executive Officer of NLCI in May 1992. Since 1996, Mr. A. J. Clegg has also served as a member of the Board of Trustees of Drexel University. From June 1990 to December 1997 (but involving immaterial amounts of time between 1994 and 1997), Mr. A. J. Clegg served as the Chairman and CEO of JBS Investment Banking, Ltd., a provider of investment management and consulting services to businesses, including NLCI. In 1979, he formed Empery Corporation, an operator of businesses in the cable television and printing industries, and held the offices of Chairman, President and CEO during his tenure (1979-1993). In addition, Mr. A.
J. Clegg served as Chairman and CEO of TVC, Inc. (1983-1993), a distributor of cable television components; and Design Mark Industries (1988-1993), a manufacturer of electronic senswitches. Mr. A. J. Clegg served on the board of directors of Ferguson International Holdings, PLC, a United Kingdom company, from March 1990 to April 1991; and was Chairman and CEO of Globe Ticket and Label Company from December 1984 to February 1991. In August 2000, Mr. A. J. Clegg was recognized as "Education Entrepreneur of the Year" by the Association of Education Practitioners and Providers. Mr. A. J. Clegg is the father of Mr. D. Scott Clegg, NLCI's Vice Chairman - Operations, President and Chief Operating Officer.

         John R. Frock. Mr. Frock was appointed Vice Chairman - Corporate Development of NLCI in April 2002. Prior to such appointment, Mr. Frock had been Executive Vice President - Corporate Development since August 1, 1994. Mr. Frock was elected to the Board of Directors of NLCI on May 29, 1992. In March 1992, Mr. Frock became the President and Chief Operating Officer of JBS Investment Banking, Ltd., a provider of investment management and consulting services to businesses, including NLCI.

         Peter H. Havens. Mr. Havens is Chairman of Baldwin Management, LLC, an investment management concern. Previously, he was the Executive Vice President of Bryn Mawr Bank Corporation overseeing the Investment Management and Trust Division. From 1982 through May 1995, Mr. Havens served as manager of Kewanee Enterprises, a private investment firm located in Bryn Mawr, Pennsylvania. He is also chairman of the board of directors of Petroferm, Inc., a director of Independence Seaport Museum and Lankenau Hospital Foundation and a Trustee Emeritus of Ursinus College.

         Eugene G. Monaco. Mr. Monaco has both a J.D. from Temple Law School and M.S. in Mechanical Engineering from the University of Delaware and, from January 1, 1990 until his retirement in late 1995, served as a Judge for the Delaware County District Court. He also served as an Instructor in Kinematics and Dynamics at Drexel University, a Lecturer in child abuse at Penn State University and was the Chief Negotiator for the Rose Tree Media School Board. He also served as Assistant District Attorney in Media, Pennsylvania and Engineering Negotiator for Westinghouse Electric for 32 years.

         Daniel L. Russell. Mr. Russell is a Principal in the Private Finance Group at Allied Capital Corporation. Prior to joining Allied Capital in 1998, Mr. Russell served in the financial services practice of KPMG Peat Marwick LLP from 1991 to 1998, including serving as a Senior Manager from 1996 to 1998. Mr. Russell is a director of The Hillman Group, SunSource Technology Services, Inc. and HealthASPex. Mr. Russell is a Certified Public Accountant.

         Robert E. Zobel. Mr. Zobel was appointed Vice Chairman - Corporate Affairs and Chief Financial Officer of NLCI in April 2002. Between February 2001 and April 2002, Mr. Zobel served as Vice President, Chief Administrative Officer and Secretary of MARS, Inc., a start up retail organization. Mr. Zobel was Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of MARS, Inc. from February 1996 until February 2001. From 1974 through February 1996, Mr. Zobel was associated with Deloitte & Touche LLP (formerly Touche Ross & Co.) as an employee and since September 1981 as a partner. Mr. Zobel earned a B.A. degree from Claremont McKenna College, a J.D. degree from Willamette University College of Law and a LLM degree in tax from Boston University. Mr. Zobel has served as a director of NLCI since 1998.

     During the last five years, no director or executive officer of the Company has:

                  (i)      filed a petition for bankruptcy;

                  (ii)     been convicted in a criminal proceeding; or

                  (iii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.

         On March 11, 2002, Pamela Lewis resigned from the NLCI Board of Directors for personal reasons unrelated to the Company. On April 30, 2002, the Company's Board of Directors reduced the number of directors on the Company's Board, from eight to seven.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and ten percent stockholders are required by SEC regulations to furnish the Company with a copy of all Section 16(a) forms ("Forms 3, 4, and 5") that they file. To the Company's knowledge, based solely on a review of copies of the Forms 3, 4 and 5 furnished to the Company and written representations with respect to all transactions in the Company's securities effected during the period from July 1, 2001 through June 30, 2002, all officers, directors and beneficial owners complied with the applicable
Section 16(a) filing requirements except that (i) Mr. A.J. Clegg inadvertently failed to file a report on Form 4 in connection with the exercise of a warrant to purchase 20,161 shares of the Company's Common Stock, (ii) Mr. Robert E. Zobel inadvertently failed to report timely on Form 4 dispositions of Common Stock beneficially owned by him, and (iii) Messrs. D. Scott Clegg and Robert E. Zobel each inadvertently failed to report timely a grant of options (made both under the 1995 Stock Incentive Plan and outside of NLCI's option plans) to purchase Common Stock in Fiscal 2002. We have been advised by Messrs. A.J. Clegg, D. Scott Clegg and Robert E. Zobel that they are in the process of completing their filings.

Item 11.   Executive Compensation.

     The information required by this Item is listed below.

Compensation Tables

     The following tables contain compensation data for the Chief Executive Officer and certain other of the Company's four other most highly compensated executive officers (based on total annual salary and bonus for Fiscal 2002) (the "Named Executive Officers").

Summary Compensation Table

                                                -----------------------------------------------------------------------------------
                                                                                                  Long Term
                                                                                                Compensation
                                                            Annual Compensation                    Awards
                                                ---------------------------------------------------------------

                                                                                Other            Securities             All
           Name and               Fiscal                                        Annual           Underlying            Other
      Principal Position           Year           Salary        Bonus      Compensation(1)      Options/SARs      Compensation(2)
------------------------------------------------------------------------------------------------------------------------------------
A.J. Clegg                         2002      $   329,648    $   80,644(3)        -                      -      $      6,752
Chairman, President and            2001          316,154       144,639(4)        -                      -             7,383
Chief Executive Officer            2000          314,007       141,477           -                110,000             6,391
-----------------------------------------------------------------------------------------------------------------------------------

John R. Frock                      2002      $   180,869    $        -           -                      -      $      2,164
Vice Chairman -                    2001          145,846             -  $   14,626                      -             2,073
Corporate Development              2000          141,846        66,636           -                      -             2,676
-----------------------------------------------------------------------------------------------------------------------------------

Robert E. Zobel(5)
Vice Chairman -                    2002      $    35,385    $        -  $    3,792                 65,000      $          -
Corporate Affairs and              2001                -             -           -                      -                 -
Chief Financial Officer            2000                -             -           -                      -                 -
-----------------------------------------------------------------------------------------------------------------------------------

D. Scott Clegg(5)
Vice Chairman -                    2002      $   126,923 (6)$        -  $    3,000                 65,000      $          -
Operations, President and          2001                -             -           -                      -                 -
Chief Operating Officer            2000                -             -           -                      -                 -
-----------------------------------------------------------------------------------------------------------------------------------

Dr. Lynn A. Fontana
Executive Vice President -         2002      $   126,040    $        -  $   21,389                      -      $      1,561
Education and Chief                2001          113,960             -      22,468                      -               368
Education Officer                  2000           98,526        20,360           0                      -                 -
-----------------------------------------------------------------------------------------------------------------------------------

Daryl A. Dixon (7)                 2002      $   174,540 (8)$        -  $   97,777                      -      $      1,159
Former President and               2001          265,000             -      49,326                      -               312
Chief Operating Officer            2000          260,615       117,205      49,858                      -               302
-----------------------------------------------------------------------------------------------------------------------------------

     (1) The amounts reported for Mr. Frock consist of $7,800 for automobile expenses in Fiscal 2001 and $6,826 for health insurance in Fiscal 2001. The amounts reported for Mr. Zobel in Fiscal 2002 consist of $1,200 for automobile expense and $2,592 for health insurance. The amounts reported for Mr. D. Scott Clegg in Fiscal 2002 consist of $3,000 for automobile expense. The amounts reported for Dr. Fontana consist of $9,362 and $9,362 for loan forgiveness for relocation or moving expenses in Fiscal 2002 and 2001, respectively, $6,000and $6,000 for automobile expenses for Fiscal 2002 and 2001 , respectively and $6,026 and $7,106 for health insurance in Fiscal 2002 and 2001 , respectively. The amounts reported for Mr. Dixon consist of $36,750, $34,100 and $35,303 in respect of loan forgiveness in Fiscal 2002, 2001 and 2000, respectively, $4,200, $8,400 and $8,400 for automobile expenses in Fiscal 2002, 2001 and 2000, respectively, $6,027, $6,826 and $6,155 for health insurance in Fiscal 2002, 2001 and 2000, respectively, $7,644 in Fiscal 2002 for unused vacation and $43,156 in Fiscal 2002 for options exercised. Perquisites and other personal benefits for Messrs. A. J. Clegg for all years; Mr. Frock in Fiscal 2002 and 2000 and Dr. Fontana in fiscal 2000 did not exceed 10% of such executive officer's salary and bonus and accordingly have been omitted from the table as permitted by the rules of the SEC.

(2) Other compensation in Fiscal 2002 for Messrs. A. J. Clegg, Frock and Dixon and Dr. Fontana consisted of payments of (i) $5,848, $2,164, $216, and $260, respectively, in respect of life insurance, and (ii) $905, $0, $943, and $1,301, respectively; in respect of Company matching 401(k) plan contributions.

(3) Payment date for $80,644 of bonus payable under Mr. A. J. Clegg's Special Incentive Agreement was accelerated by NLCI's compensation committee from November 20, 2001 to August 19, 2001 in connection with his exercise of warrants to purchase shares of NLCI's Common Stock. Mr. A. J. Clegg has voluntarily deferred payment to him of the remaining $56,689 of this bonus.

(4) Includes $7,306 of interest accrued from November 20, 2000, the date bonus payment was due, until June 22, 2001, the date bonus payment was actually made.

(5) Mr. Zobel joined the Company in April 2002 and Mr. D. Scott Clegg joined the Company in February 2002.

(6) Includes $50,000 Mr. D. Scott Clegg received during Fiscal 2002 as a consultant immediately preceding his employment with the Company.

(7) Mr. Dixon resigned form the Company effective November 30, 2001 and continued to serve as a consultant through February 18, 2002.

(8) Includes $71,598 Mr. Dixon received during Fiscal 2002 as a consultant immediately following his resignation.

Options/Stock Appreciation Rights Granted in Fiscal 2002

                                  ---------------------------------------------------------------------------------------
                                                                                               Potential Realized Value
                                                     Individual Grants                         at Assumed Annual Rates
                                                                                                    of Stock Price
                                  ------------------------------------------------------------ Appreciation for Option
                                                                                                  Term (10 yrs) (3)
                                                                                              ---------------------------

                                                   % of Total
                                    Number of       Options/
                                   Securities         SARs
                                   Underlying        Granted       Exercise                    At 5%         At 10%
                                     Option/         to all           or                       Annual        Annual
             Name of                  SARs        Employees in    Base Price   Expiration      Growth        Growth
            Executive              Granted (1)   Fiscal 2002 (2)  per Share       Date          Rate          Rate
-------------------------------------------------------------------------------------------------------------------------
A.J. Clegg                                0           0.00%          n/a           n/a        $      0      $      0
John R. Frock                             0           0.00%          n/a           n/a        $      0      $      0
Robert E. Zobel                      65,000          48.15%         $5.85      02/21/2012     $239,137      $299,531
D. Scott Clegg                       65,000          48.15%         $5.85      02/21/2012     $239,137      $299,531
Dr. Lynn A. Fontana                       0           0.00%          n/a           n/a        $      0      $      0

     (1) Options granted vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant.
     (2) During Fiscal 2002, the Company granted to employees options to purchase an aggregate of 135,000 shares of Common Stock.
     (3) The potential realizable values are based on an assumption that the stock price of the shares of Common Stock of the Company appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account contractual provisions of the options which provide for termination of an option following termination of employment, nontransferability, or vesting. These amounts are calculated based on the requirements promulgated by the SEC and do not reflect the Company's estimate of future stock price growth of the shares of the Company's Common Stock.

Aggregated Option/Stock Appreciation Rights Exercised in Fiscal 2002 and Value of Options at June 30, 2002

                                         Exercised in            Number of Unexercised        Value of Unexercised
                                          Fiscal 2002           Options at June 30, 2002     In-the-Money Options at
                                                                                                  June 30, 2002
                                  -------------------------------------------------------------------------------------
                                     Shares
                                    Acquired
             Name of                   on            Value                       Un-                          Un-
            Executive               Exercise       Realized     Exercisable  exercisable   Exercisable    exercisable
-----------------------------------------------------------------------------------------------------------------------
A.J. Clegg                              0              0          238,333        36,667     $120,030       $     0
John R. Frock                           0              0           92,682             0     $107,220       $     0
Robert E. Zobel                         0              0            6,561        65,000     $      0       $62,595
D. Scott Clegg                          0              0                         65,000     $      0       $62,595
Dr. Lynn A. Fontana                     0              0            3,333         1,667     $  3,126       $ 1,564

     None of the above named executive officers held any stock appreciation rights at June 30, 2002.

Compensation of Directors

     The Company pays directors an annual retainer of $10,000 (except directors who are also employees of the Company, who receive $6,000), which is paid quarterly, and pays members of committees of the Board of Directors $750 per meeting for each committee meeting attended. In addition, members of the Company's special committee of the Board of Directors will be paid a retainer in the amount of $15,000, and the Chair of the special committee of the Board of Directors will be paid a retainer in the amount of $25,000 (plus, in each such case, such other amounts as may be deemed to be appropriate by the Board of Directors following the date on which such retainers are paid), such retainers to be in lieu of the normal policy of the Company for the attendance of meetings of the special committee. (Executive officers' compensation reported in the Summary Compensation Table does not include these fees.)

     The Company's 1995 Stock Incentive Plan, as amended, provides that as of the date 90 days following the closing of each fiscal year that the Plan is in effect, each individual serving as a director of the Company who is not an officer or employee of the Company will be granted a nonqualified stock option to purchase 5,000 shares of Common Stock if the Company's pre-tax income for such fiscal year increased at least 20% from the prior fiscal year and if the individual served as a director for the entire fiscal year then ended (or a proportionate lesser number of shares if the individual served as a director for less than the entire fiscal year). In Fiscal 2002, no shares were subject to annual grant, and, pursuant to the Plan, no director received an option to purchase any shares of Common Stock.

Executive Severance Plan

     In March 1997, the Company adopted an Executive Severance Pay Plan (the "Severance Pay Plan"). The Severance Pay Plan covered certain officers and key executives of the Company and such other additional employees or positions as determined by written resolution of the Board from time to time (collectively, the "Eligible Executives"). Under the Severance Pay Plan, if the employment of an Eligible Executive with the Company terminates following a Change in Control (as defined in the Severance Pay Plan) of the Company, under specified circumstances, the Eligible Executive will be entitled to receive the severance benefit specified in the Severance Pay Plan. The amount payable to an Eligible Executive would equal (a) the Eligible Executive's salary for a period of months equal to six plus the number of years of service of the Eligible Executive as of the date of termination (or two times the number of years of service, if he or she has completed at least three years of service as of the termination date), subject to a maximum of 18 months' pay, plus (b) the bonus which would have been payable to the Eligible Executive for the year in which employment was terminated pro rated based on the number of months of employment in the year of termination. In December 2001, the Severance Pay Plan was amended to remove a provision which would have given Eligible Executives the right to receive benefits under the Severance Pay Plan by terminating their employment voluntarily, for any reason, within one month following the date of a Change of Control.

Senior Executive Severance Plan

     In February 2000, the Company adopted an amended Senior Executive Severance Pay Plan (the "Executive Severance Pay Plan"), which replaced the Executive Severance Pay Plan adopted in March 1997, for five of the Company's executive officers. Under the Senior Executive Severance Pay Plan, if the employment of an Executive Officer covered by the Executive Severance Pay Plan (collectively, the "Eligible Senior Executives") terminates following a Change in Control (as defined therein) of the Company, under specified circumstances, the Eligible Senior Executive will be entitled to receive the severance benefit specified in the Executive Severance Pay Plan. The amount payable to an Eligible Senior Executive would equal (a) the Eligible Executive's salary for a period of months equal to (i) twelve plus the number of years of service of the Eligible Executive as of the date of termination if he has completed less than three years of services, (ii) twelve plus two times the number of years of service, if he has completed three or four years of service as of the termination date, or
(iii) twelve plus 2.99 times the number of years of service, if he has completed at least five years of service as of the termination date; but in no event more
35.99 months, plus (b) the bonus which would have been payable to the Eligible Executive for the year in which employment was terminated pro rated based on the number of months of employment in the year of termination. In December 2001, the Executive Severance Pay Plan was amended to remove a provision that would have given Eligible Senior Executives the right to receive benefits under the Executive Severance Pay Plan by terminating their employment voluntarily, for any reason, within one month following the date of a Change in Control.

Employment Agreements with Executive Officers

Daryl A. Dixon - President and Chief Operating Officer

     The Company entered into a three-year employment agreement with Daryl Dixon upon his commencement of employment in February 1999. Mr. Dixon's annual base salary was $265,000 and beginning in the Fiscal 2000, Mr. Dixon became eligible to receive an annual bonus of up to 50% of his base salary for achieving the Company's business plan and up to an additional 50% of his base salary for achieving above business plan targets. Pursuant to his employment agreement, on his first day of employment, the Company granted Mr. Dixon options to purchase

150,000 shares of Common Stock, vesting over a three-year period. The Company also agreed to provide Mr. Dixon with a $8,400 per year car allowance, term life insurance in the amount of $260,000 for his benefit and other benefits provided to the Company's senior executives. Further, upon commencement of his employment, the Company loaned Mr. Dixon the sum of $90,000 (to repay a loan with his prior employer) (the "Dixon Loan"), accruing interest at a rate of 8% per annum. Each month during Mr. Dixon's employment, the Company forgave 1/36 of the principal amount and associated interest of the Dixon Loan. Mr. Dixon agreed not to compete against the Company during the term of his employment and for two years thereafter.

     The Company entered into a certain Separation Agreement and Mutual Release with Mr. Dixon dated November 30, 2001. Pursuant to that agreement, Mr. Dixon's employment with the Company terminated on that date, and he agreed to continue to serve the Company as a consultant through February 18, 2002 (the "Transition Period"). During the Transition Period, Mr. Dixon was compensated at a pro rated amount equivalent to $265,000 per year. In addition, Mr. Dixon received a lump sum payment equal to the number of days of vacation which had accrued but were unused, multiplied by his prorated daily compensation. The Company also agreed to permit Mr. Dixon, during the Transition Period, to continue to participate in any health and insurance plans maintained by the Company for its employees generally, and permitted the stock options granted to Mr. Dixon under his employment agreement to continue to vest through the Transition Period. The Company also agreed that, during the Transition Period, it would continue to forgive 1/36 of the principal amount and associated interest of the Dixon Loan. Finally, Mr. Dixon agreed that, until the ninetieth day following the end of the Transition Period, he would not publicly sell more than 1,200 shares of NLCI common stock in any one day, in a public sale (provided, that Mr. Dixon would be permitted to sell any amount of shares as a private trade (i.e., any trade not reflected on any securities exchange, quotation system or SRO) to any beneficial owner of less than 5% of the Company's Common Stock).

Dr. Lynn Fontana - Executive Vice President - Education and Chief Education Officer

     The Company entered into a three-year employment agreement with Dr. Lynn Fontana upon her commencement of employment in August 1999. Dr. Fontana's annual base salary was $110,000 and she was eligible for an annual bonus according to a bonus plan established by the Company annually. The Company also agreed to provide Dr. Fontana with a $6,000 per year car allowance and loaned to Dr. Fontana the sum of $25,000 for relocation expenses, accruing interest at a rate of 8% per annum. On each anniversary date during Dr. Fontana's employment, the Company forgave 1/3 of the principal amount and associated interest of this loan. In connection with her employment agreement, on her first day of employment, the Company granted Dr. Fontana options to purchase 5,000 shares of Common Stock, vesting over a three-year period.

     On February 3, 2000, the Company and Dr. Fontana amended her employment agreement to provide that the loan to Dr. Fontana for moving expenses would be forgiven if her employment with the Company was terminated due to a Change in Control (as defined in her employment agreement). Dr. Fontana is currently paid $131,000 under the terms of her employment agreement.

D. Scott Clegg - Vice Chairman - Operations, President and Chief Operating
Officer

     On March 18, 2002, we named D. Scott Clegg our Vice Chairman - Operations, President and Chief Operating Officer. It is expected that Mr. D. Scott Clegg will execute a three-year employment agreement that will provide for, among other things, an annual base salary of $200,000, and an annual bonus of up to 100% of his base salary for achieving business plan targets. In connection with this anticipated employment agreement, on his first day of employment, the Company granted Mr. D. Scott Clegg options to purchase 65,000 shares of Common Stock, vesting over a three-year period. The Company also agreed to provide Mr.
D. Scott Clegg with a $7,200 per year car allowance, term life insurance in the amount of $200,000 for his benefit and other benefits provided to the Company's senior executives. Further, upon commencement of his employment, the Company advanced to Mr. D. Scott Clegg the sum of $35,000 for relocation expenses (the "D. Scott Clegg Relocation Allowance"). Each month during Mr. D. Scott Clegg's employment, the Company will forgive 1/36 of the principal amount and associated interest of the D. Scott Clegg Relocation Allowance. It is also anticipated that Mr. D. Scott Clegg will agree not to compete against the Company during the term of his employment and for two years thereafter.

Robert E. Zobel - Vice Chairman - Corporate Affairs and Chief Financial Officer

     On April 29, 2002, we named Robert E. Zobel our Vice Chairman - Corporate Affairs and Chief Financial Officer. It is expected that Mr. Zobel will execute a three-year employment agreement that will provide for, among other things, an annual base salary of $230,000, and an annual bonus of up to 100% of his base salary for achieving business plan targets. In connection with this anticipated employment agreement, on his first day of employment, the Company granted Mr. Zobel options to purchase 65,000 shares of Common Stock, vesting over a three-year period. The Company also agreed to provide Mr. Zobel with a $7,200 per year car allowance, term life insurance in the amount of $230,000 for his benefit and other benefits provided to the Company's senior executives. Further, upon commencement of his employment, the Company advanced to Mr. Zobel the sum of $50,000 for relocation expenses (the "Zobel Relocation Allowance"). Each month during Mr. Zobel's employment, the Company will forgive 1/36 of the principal amount and associated interest of the Zobel Relocation Allowance. It is also anticipated that Mr. Zobel will agree not to compete against the Company during the term of his employment and for two years thereafter.

Other Agreements with Executive Officers

     The Company and Mr. A. J. Clegg are parties to a Special Incentive Agreement entered into November 20, 1999 which provides that on each of the first, second and third anniversaries of the date of such agreement, if Mr. A.
J. Clegg is employed by the Company on such anniversary date, the Company will pay him an incentive payment in the amount of $137,333. Such agreement also provides that if there is a Change in Control (as defined in the agreement) of the Company, within 30 days of the occurrence of such Change in Control, the Company will pay to Mr. A. J. Clegg any such incentive payments which have not yet been paid (in lieu of making payment on the applicable anniversary date).

     The Company and Mr. Frock are parties to a Noncompete Agreement which provides that the Company will make a payment to Mr. Frock of $255,000 following his termination for any reason if, within 30 days of his termination date, Mr. Frock delivers a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. The Company and Mr. Frock are also parties to a Contingent Severance Agreement which provides that if Mr. Frock's employment is terminated because (i) the Company terminates Mr. Frock's employment without Cause (as defined in the agreement), or (ii) Mr. Frock resigns following a Change in Control (as defined in the agreement), within 20 days following the date of termination, the Company must make a severance payment to Mr. Frock in such amount. The Company will not under any circumstance be required to make a payment to Mr. Frock under both the Noncompete Agreement and the Contingent Severance Agreement.

     On August 29, 2001, the Company entered into Employment and Termination Agreements with each of Mr. A. J. Clegg and Mr. Frock. These agreements provide, as to each of these executives, that if the Company terminates the executive's employment other than for cause or his death or disability, the Company will pay to that executive, as severance, an amount equal to 2.99 times his average earnings for the five full calendar years preceding such termination. In addition, upon such termination, the Company will continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company will reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company will also provide the executive with two full, annual scholarships per year for life to the Company school of his choice.

     In the Employment and Termination Agreements, each executive also agrees not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A. J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. In the event that the executive voluntarily terminates his employment with the Company, the Company will provide the executive with a five-year consulting contract, for which Mr. A. J. Clegg would be paid not less than $200,000 per year and Mr. Frock not less than $100,000 per year and which would provide each executive with the health insurance and scholarships described above. Finally, the Company agrees to provide Mr. A. J. Clegg with a life insurance policy with a benefit of $640,000 and Mr. Frock with a life insurance policy with a benefit of $360,000.

     The aggregate amount of payments and benefits provided under each executive's Employment and Termination Agreement will be offset against the aggregate amount of any payments or benefits owed to that executive under the

Company's Severance Pay Plan, but not, in the case of Mr. Frock, by any payments or benefits under Mr. Frock's Noncompete Agreement or Contingent Severance Agreement.

Executive Compensation

     Report of the Compensation Committee. At the beginning of Fiscal 2002, the Company's Compensation Committee was comprised of three outside directors of the Company, Messrs. Chambers (Chairman), Walton and Zobel. In November 2001, following Mr. Daniel Russell's election to the Board of Directors to succeed Mr. Walton, Mr. Russell replaced Mr. Walton on the Company's Compensation Committee, Ms. Lewis replaced Mr. Chambers, and Mr. Russell became the Chairman of the Compensation Committee. In April 2002, when Mr. Zobel became the Company's Vice Chairman - Corporate Affairs and Chief Financial Officer and following Ms. Lewis' resignation as a director of the Company, Eugene Monaco was named to the Company's Compensation Committee to replace Mr. Zobel, and Mr. Chambers replaced Ms. Lewis.

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

     The Compensation Committee's review of compensation, other than that of the Chairman and Chief Executive Officer, is based on the recommendations of the Company's internal compensation committee, which consists of Mr. A. J. Clegg (Chairman and Chief Executive Officer) and Mr. Frock (Vice Chairman -Corporate Development). Executive officers' compensation generally consists of base salary (which comprises a significant portion of total compensation), bonus (which is based on the Company's performance and/or specific goals), fringe benefits and stock options. All executive officers are reviewed annually for performance. Salary changes are effective in October. Bonuses are distributed after the results of the audit of the financial statements have been verified.

     The Chairman and Chief Executive Officer's compensation for Fiscal 2002 included an annual base salary of $333,300, a bonus plan based on the Company's net income as compared to the annual plan submitted to and approved by the Board of Directors in June 2001, and the Compensation Committee's subjective evaluation of the Company's and the Chief Executive Officer's performance, and customary fringe benefits. Mr. A. J. Clegg's salary reflected a 4.2% increase over the prior period. In November 1999, in order to provide additional incentive to Mr. A. J. Clegg, the Compensation Committee entered into a Special Incentive Agreement with Mr. A. J. Clegg which provides that on each of the first, second and third anniversaries of the date of such agreement, if employed by the Company on such anniversary date, Mr. A. J. Clegg will receive an incentive payment (apart from any other compensation) in the amount of $137,333.

     In August 2001, in order to provide additional incentive to Messrs. A. J. Clegg and Frock, the Compensation Committee approved Employment and Termination Agreements with each of Mr. A. J. Clegg and Mr. Frock. These agreements provide, as to each of these executives, that if the Company terminates the executive's employment other than for cause or his death or disability, the Company will pay to that executive, as severance, an amount equal to 2.99 times his average earnings for the five full calendar years preceding such termination. In addition, upon such termination, the Company will continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company will reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company will also provide the executive with two full, annual scholarships per year for life to the Company school of his choice.

     In Fiscal 2002 the bonus plan of each executive officer included a formula component, providing a bonus of up to 100% of base salary based on the Company's performance as compared to the Company's Business Plan. Based on such formula, no executive officer received a bonus. Further, at the discretion of the Company's internal executive committee and the Compensation Committee together, bonuses could be awarded based on accomplishments of individual goals, which is in addition to the bonus percentage awarded under the formula component, up to a maximum total bonus (together with the formula-based component) of 100% of base salary. No discretionary bonuses were approved.

Compensation Committee

                                                  Mr. Edward H. Chambers
                                                  Mr. Daniel L. Russell
                                                  Mr. Eugene G. Monaco



Report of the Audit Committee

Membership and Role of the Audit Committee

     At the beginning of Fiscal 2002, the Audit Committee of the Company's Board of Directors (the "Audit Committee") was comprised of three outside directors, Messrs. Chambers, Havens and Zobel, appointed by the Board of Directors. In April 2002, when Mr. Zobel became the Company's Vice Chairman - Corporate Affairs and Chief Financial Officer, Daniel Russell was named to the Audit Committee to replace Mr. Zobel. Each member of the Audit Committee is independent as defined under the National Association of Securities Dealers' listing standards, and at least one member has past experience in accounting or related financial management experience. The Audit Committee is governed by a written charter adopted and approved by the Board of Directors.

Review of the Company's Audited Financial Statements for Fiscal 2002

     The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended June 30, 2002 with the Company's management. The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company's independent public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

     The Audit Committee has also received the written disclosures and the letter from PricewaterhouseCoopers LLP relating to their independence as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the Audit Committee has discussed with PricewaterhouseCoopers LLP the independence of that firm.

     The Audit Committee has also considered whether the provision of non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining PricewaterhouseCoopers LLP's independence.

     Based on the Audit Committee's reviews and discussions noted above, the Audit Committee recommended to the Board of Directors that the Company's audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, for filing with the SEC.

                                                  Audit Committee
                                                  Mr. Edward H. Chambers
                                                  Mr. Peter H. Havens
                                                  Mr. Daniel L. Russell

Audit and Related Fees

Fees to Accountants for Services Rendered During Fiscal 2002

Audit Fees

     The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for professional services for the audit of the Company's annual financial statements for Fiscal 2002 and the review of the Company's financial statements included in the Company's quarterly reports on Form 10-Q for Fiscal 2002 totaled $130,000.

Financial Information Systems Design and Implementation Fees

     The Company did not engage PricewaterhouseCoopers LLP to provide, during Fiscal 2002, any services for the Company regarding the design or implementation of the Company's financial information systems, within the meaning of Rule 2-01(c)(4)(ii) of Regulation S-X.

All Other Fees

     Fees billed to the Company by PricewaterhouseCoopers LLP during Fiscal 2002 for all other non-audit services rendered to the Company, including tax related services, totaled $260,000.

Stock Performance

     The following line graph compares the cumulative total stockholder return on the Company's Common Stock with the total return of the Nasdaq Stock Market (U.S. Companies) and an index of peer group companies for the period June 30, 1997 through June 30, 2002 as calculated by the Center for Research in Security Prices. The graphs assume that the value of the investment in the Company's Common Stock and each index was $100 at June 30, 1997 and that all dividends paid by the companies included in the indexes were reinvested.

                                    [GRAPHIC]

                 Comparison of Five Year Cumulative Total Return

                   CRSP Total Returns Index for:    6/97     6/98      6/99      6/00      6/01      6/02
                                                    ----     ----      ----      ----      ----      ----
-------    Nobel Learning Communities, Inc.         100.0    105.9      58.8      92.6      89.1      68.1
-- -- --   Nasdaq Stock Market                      100.0    131.6     189.1     279.6     151.6     103.3
   -       (U.S Companies)
- - - -    Self-Determined Peer Group               100.0    148.0     130.5     109.0     173.9     133.8

     The self determined peer group includes: Bright Horizons Family Solutions, Inc.; Childtime Learning Centers, Inc.; DeVry Inc.; ITT Educational Services, Inc.; Sylvan Learning Systems, Inc. and Tesseract Group Inc.

Notes:

         A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

         B. The indexes are reweighted daily, using the market capitalization of the previous trading day.

         C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

         D.   The index level for all series was set to $100 at 6/30/97.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth certain information regarding the beneficial ownership of NLCI common stock as of September 3, 2002 (1) all those known by NLCI to be beneficial owners of more than 5% of its common stock (including preferred stock convertible into common stock); (2) each director;
(3) each Named Executive Officer; and (4) all executive officers and directors of NLCI as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner                                                          Beneficial       Ownership
----------------                                                           Number of       Percent of
                                                                            Shares        Total (1) (2)
                                                                          ----------      -------------
KU Learning, L.L.C. (3) ...............................................    1,903,500          30.1%
Edison Venture Fund II, L.P. (4) ......................................      654,018           9.6
Allied Capital Corporation (5) ........................................    1,106,256          14.9
Dimensional Fund Advisors Inc. (6) ....................................      354,900           5.6
Socrates Acquisition Corporation (7) ..................................      853,501          12.3
Cadigan Investment Partners, Inc. (7) .................................      853,501          12.3
Gryphon Partners II, L.P. (7) .........................................      853,501          12.3
Gryphon Partners II-A, L.P. (7) .......................................      853,501          12.3
A.J. Clegg (8) ........................................................      713,354          10.5
Robert E. Zobel (9) ...................................................       15,265           *
John R. Frock (10) ....................................................      124,882           1.9
Daniel L. Russell (11) ................................................            0           *
Peter H. Havens (12) ..................................................       20,109           *
Edward H. Chambers (13) ...............................................       27,730           *
Eugene G. Monaco (14) .................................................       10,500           *
D. Scott Clegg (15) ...................................................            0           *
Daryl A. Dixon (16) ...................................................            0           *
Lynn A. Fontana (17) ..................................................        5,000           *

All executive officers and directors as a group (9 persons) (18) ......      916,840          13.2%

--------------------

* Less than one percent

(1) This table is based on information supplied by officers, directors and principal stockholders of NLCI and on any Schedules 13D or 13G filed with the SEC. On that basis, NLCI believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except (a) for shares indicated as beneficially owned by any of the rollover stockholders, which are subject to voting agreements with Socrates under which each agreed to vote shares of common stock and preferred stock owned by him in favor of the merger and granted to Socrates an irrevocable proxy to vote shares of common stock and preferred stock owned by him for the adoption and approval of the merger agreement and the merger and (b) as otherwise indicated in the footnotes to this table.

(2) Applicable percentages are based on 6,314,452 shares outstanding on September 3, 2002, adjusted as required by rules promulgated by the SEC.

(3) Based on Schedule 13D/A filed with the SEC on November 10, 1999. KU Learning, L.L.C. ("KU Learning") may be deemed to share voting and dispositive power with its sole member, Knowledge Universe Learning, Inc., and Knowledge Universe, Inc., the sole stockholder of Knowledge Universe Learning, Inc. Includes 20,000 shares over which KU Learning and its affiliates do not have dispositive power and as to which KU Learning and its affiliates disclaim beneficial ownership. The address of the principal business office of KU Learning, Knowledge Universe Learning, Inc. and Knowledge Universe, Inc. is 844 Moraga Drive, Los

     Angeles, CA 90049.

(4) Based on information provided to NLCI in connection with its 2001 annual meeting. Edison Venture Fund II, L.P. may be deemed to share voting and dispositive power with Edison Partners II, L.P., its sole general partner. Includes 524,179 shares issuable upon conversion of 2,096,714 shares of Series C Convertible Preferred Stock. Edison Venture Fund II, L.P. is a private limited partnership engaged primarily in making private placement investments. The address of the principal business office of Edison Venture Fund II, L.P. is 997 Lenox Drive #3, Lawrenceville, NJ 08648.

(5) Includes warrants to purchase 840,298 shares and 265,958 shares issuable upon conversion of 1,063,830 shares of Series D Convertible Preferred Stock owned by Allied Capital Corporation and its affiliates, all of which are closed-end management investment companies registered under the Investment Company Act of 1940, as amended. The address of the principal business office of Allied Capital Corporation is 1919 Pennsylvania Avenue N. W., Suite 300, Washington, D.C. 20006.

(6) Based on Schedule 13G/A filed with the SEC on February 12, 2002. Dimensional Fund Advisors Inc. is an investment advisor registered under
     Section 203 of the Investment Company Act of 1940, as amended and serves as investment manager to certain other commingled group trusts and separate accounts that own the shares. In its role as investment advisor or manager, Dimensional Fund Advisors Inc. possesses voting and/or investment power over the shares owned by the funds it manages or advises. Dimensional Fund Advisors Inc. disclaims beneficial ownership of these shares. The address of the principal business office of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11/th/ Floor, Santa Monica, CA 90401.

(7) As a result of the voting agreements between Socrates and each of A.J. Clegg, D. Scott Clegg, John Frock and Robert Zobel, Socrates and each member of the buying group may be deemed to have acquired beneficial ownership of 853,501 shares of NLCI's common stock (determined on an as-converted basis), which includes options to acquire 337,576 shares exercisable within 60 days of September 3, 2002, 159,789 shares issuable upon the conversion of 543,500 shares of Series A preferred stock and 100,806 shares issuable upon conversion of 403,226 shares of Series C preferred stock, representing approximately 12.3% of the outstanding NLCI common stock. Socrates, Gryphon, Gryphon Partners II-A, L.P. and Cadigan each disclaim any beneficial ownership of the shares of NLCI capital stock that are covered by the voting agreements. The address of the principal business office of Socrates, Gryphon and Gryphon Partners II-A, L.P. is One Embarcadero Center, San Francisco, CA 94111. The address of the principal business of Cadigan is 712 Fifth Avenue, 45th Floor, New York, NY 10019.

(8) Includes options to acquire 238,333 shares exercisable within 60 days of September 3, 2002, 140,385 shares issuable upon conversion of 477,500 shares of Series A Convertible Preferred Stock and 100,806 shares issuable upon conversion of 403,226 shares of Series C Convertible Preferred Stock. Also includes 24,854 shares held by Mr. A.J. Clegg's children, over which Mr. A.J. Clegg has sole voting authority, 6,000 shares held by Mr. A.J. Clegg's grandchildren, over which Mr. A.J. Clegg has sole voting and dispositive power, and 170,815 shares held jointly by Mr. A.J. Clegg and his spouse, over which Mr. A.J. Clegg and his spouse have joint voting and dispositive authority. Does not include 8,500 shares of common stock owned by Mr. A.J. Clegg's wife, as to which Mr. A.J. Clegg disclaims beneficial ownership. Mr. A.J. Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(9) Includes options to acquire 6,561 shares exercisable within 60 days of September 3, 2002. Also includes 4,000 shares held of record by a closely-held Florida corporation over which Mr. Zobel has sole voting power. Also includes 4,704 shares issuable upon conversion of 16,000 shares of Series A Convertible Preferred Stock held by a family partnership of which Mr. Zobel is a general partner and over which he has sole voting power, and as to which Mr. Zobel disclaims beneficial ownership. Does not include 1,000 shares held in a custodian account for Mr. Zobel's children, of which Mr. Zobel's wife is custodian, as to which Mr. Zobel disclaims beneficial ownership. Mr. Zobel has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(10) Includes options to acquire 92,682 shares exercisable within 60 days of September 3, 2002 and 14,700 shares issuable upon conversion of 50,000 shares of Series A Convertible Preferred Stock. Mr. Frock has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(11) Does not include 265,958 shares issuable upon conversion of 1,063,830 shares of Series D Convertible Preferred Stock owned by Allied Capital Corporation and 840,298 shares of common stock issued upon the exercise of warrants held by Allied Capital Corporation that may be deemed to be beneficially owned by Mr. Russell. Mr. Russell disclaims beneficial ownership of any shares held by Allied Capital Corporation. Mr.

     Russell's address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N.W., Suite 300, Washington, D.C. 20006.

(12) Includes options to acquire 14,750 shares exercisable within 60 days of September 3, 2002 and 3,234 shares issuable upon conversion of 11,000 shares of Series A Convertible Preferred Stock. Does not include 375 shares held by J.P. Havens TFBO his son and 500 shares held by J.P. Havens TFBO his daughter over which Mr. Havens has sole voting and dispositive authority and as to which Mr. Havens disclaims beneficial ownership. Also does not include 6,250 shares held by his spouse over which Mr. Havens has sole voting and dispositive authority and as to which Mr. Havens disclaims beneficial ownership.

(13) Includes options to acquire 14,750 shares exercisable within 60 days of September 3, 2002 and 1,470 shares issuable upon conversion of 5,000 shares of Series A Convertible Preferred Stock.

(14) Includes options to acquire 7,500 shares exercisable within 60 days of September 3, 2002 and 3,000 shares held in joint tenancy with his wife.

(15) Mr. D. Scott Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(16) Mr. Dixon's address is c/o Reflectx Staffing Services, 3317 Oakmonst Terrace, Longwood, FL 32779.

(17) Includes options to acquire 5,000 shares exercisable within 60 days of September 3, 2002.

(18) Includes information contained in the notes above, as applicable.

Series A Convertible Preferred Stock

The following table sets forth certain information regarding the beneficial ownership of the Company's Series A Convertible Preferred Stock as of September 3, 2002 by (1) all those known by NLCI to be beneficial owners of more than 5% of its Series A Convertible Preferred Stock; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of NLCI as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner                                                      Beneficial    Ownership
----------------                                                       Number of    Percent of
                                                                        Shares     Total (1) (2)
                                                                        ------     -------------
Socrates Acquisition Corporation (3) ................................   543,500      53.1%
Cadigan Investment Partners, Inc. (3) ...............................   543,500      53.1
Gryphon Partners II, L.P. (3) .......................................   543,500      53.1
Gryphon Partners II-A, L.P. (3) .....................................   543,500      53.1
A.J. Clegg (4) ......................................................   477,500      46.6
Robert E. Zobel (5) .................................................    16,000       1.6
John R. Frock (6) ...................................................    50,000       4.9
Daniel L. Russell ...................................................         0         *
Peter H. Havens (7) .................................................    11,000       1.1
Edward H. Chambers ..................................................     5,000         *
Eugene G. Monaco ....................................................         0         *
D. Scott Clegg (8) ..................................................         0         *
Daryl A. Dixon ......................................................         0         *
Lynn A. Fontana .....................................................         0         *
Emanuel Shemin (9) ..................................................   101,487        9.9

All executive officers and directors as a group (9 persons) (10) ....   559,500       54.7%

--------------------

* Less than one percent

(1) This table is based on information supplied by officers, directors and principal stockholders of NLCI and on any Schedules 13D or 13G filed with the SEC. On that basis, NLCI believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except (a) for shares indicated as beneficially owned by any of the rollover stockholders, which are subject to voting agreements with Socrates under which each agreed to vote shares of preferred stock owned by him in favor of the merger and granted to Socrates an irrevocable proxy to vote shares of common stock and preferred stock owned by him for the adoption and approval of the merger agreement and the merger and (b) as otherwise indicated in the footnotes to this table.

(2) Applicable percentages are based on 1,023,694.11 shares outstanding on September 3, 2002, adjusted as required by rules promulgated by the SEC.

(3) As a result of the voting agreements between Socrates and each of A.J. Clegg, Scott Clegg, John Frock and Robert Zobel, Socrates and each member of the buying group may be deemed to have acquired beneficial ownership of 543,500 shares of Series A preferred stock. Socrates, Gryphon, Gryphon Partners II-A, L.P. and Cadigan each disclaim any beneficial ownership of the shares of NLCI capital stock that are covered by the voting agreements. The address of the principal business office of Socrates, Gryphon and Gryphon Partners II-A, L.P. is One Embarcadero Center, San Francisco, California, 94111. The address of the principal business office of Cadigan is 712 Fifth Avenue, 45th Floor, New York, New York, 10019.

(4) Mr. A.J. Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(5) Consists of 16,000 shares of Series A Convertible Preferred Stock held by a family partnership of which Mr. Zobel is a general partner and over which he has sole voting power. Mr. Zobel disclaims beneficial ownership of these shares. Mr. Zobel has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(6) Mr. Frock has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(7) Does not include 4,000 shares of Series A Convertible Preferred Stock held by J.P. Havens TFBO his son and 5,000 shares of Series A Convertible Preferred Stock held by J.P. Havens TFBO his daughter over which Mr. Havens has sole voting and dispositive authority and as to which Mr. Havens disclaims beneficial ownership.

(8) Mr. D. Scott Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(9) As reflected on the records of the Company's transfer agent, Mr. Shemin's address is 800 South Ocean Blvd. LPH4, Boca Raton, Florida 33432.

(10) Includes information contained in the notes above, as applicable.

Series C Convertible Preferred Stock

The following table sets forth certain information regarding the beneficial ownership of the Company's Series C Convertible Preferred Stock as of September 3, 2002 by (1) all those known by NLCI to be beneficial owners of more than 5% of its Series C Convertible Preferred Stock ; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of NLCI as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purposes. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, Pennsylvania 19382.

      Beneficial Owner                                                     Beneficial       Ownership
      ----------------                                                      Number of       Percent of
                                                                             Shares       Total (1) (2)
                                                                             ------       -------------
      Socrates Acquisition Corporation (3) ..............................    403,226          16.1%
      Cadigan Investment Partners, Inc. (3) .............................    403,226          16.1
      Gryphon Partners II, L.P. (3) .....................................    403,226          16.1
      Gryphon Partners II-A, L.P. (3) ...................................    403,226          16.1
      Edison Venture Fund II, L.P. (4) ..................................  2,096,714          83.9
      A.J. Clegg (5) ....................................................    403,226          16.1
      Robert E. Zobel (6) ...............................................          0             *
      John R. Frock  (7) ................................................          0             *
      Daniel L. Russell .................................................          0             *
      Peter H. Havens ...................................................          0             *
      Edward H. Chambers ................................................          0             *
      Eugene G. Monaco ..................................................          0             *
      D. Scott Clegg (8) ................................................          0             *
      Daryl A. Dixon ....................................................          0             *
      Lynn A. Fontana ...................................................          0             *

      All executive officers and directors as a group
      (9 persons) (9) ...................................................    403,226          16.1%

--------------------

* Less than one percent

(1) This table is based on information supplied by officers, directors and principal stockholders of NLCI and on any Schedules 13D or 13G filed with the SEC. On that basis, NLCI believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except (a) for shares indicated as beneficially owned by any of the rollover stockholders, which are subject to preferred agreements with Socrates under which each agreed to vote shares of common stock and preferred stock owned by him in favor of the merger and granted to Socrates an irrevocable proxy to vote shares of voting stock owned by him for the adoption and approval of the merger agreement and the merger and (b) as otherwise indicated in the footnotes to this table.

(2) Applicable percentages are based on 2,499,940 shares outstanding on September 3, 2002, adjusted as required by rules promulgated by the SEC.

(3) As a result of the voting agreements between Socrates and each of A.J. Clegg, Scott Clegg, John Frock and Robert Zobel, Socrates and each member of the buying group may be deemed to have acquired beneficial ownership of 403,226 shares of Series C preferred stock. Socrates, Gryphon and Cadigan each disclaim any beneficial ownership of the shares of NLCI capital stock that are covered by the voting agreements. The address of the principal business office of Socrates and Gryphon is One Embarcadero Center, San Francisco, California, 94111. The address of the principal business office of Cadigan is 712 Fifth Avenue, 45th Floor, New York, New York 10019.

(4) Based on information provided to NLCI in connection with its 2001 annual meeting. Edison Venture Fund II, L.P. may be deemed to share voting and dispositive power with Edison Partners II, L.P., its sole general partner. Edison Venture Fund II, L.P. is a private limited partnership engaged primarily in making private placement investments. The address of the principal business office of Edison Venture Fund II, L.P. is 997 Lenox Drive #3, Lawrenceville, NJ 08648.

(5) Mr. A.J. Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(6) Mr. Zobel has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(7) Mr. Frock has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(8) Mr. D. Scott Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates an irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(9)  Includes information contained in the notes above, as applicable.

Series D Convertible Preferred Stock

The following table sets forth certain information regarding the beneficial ownership of the Company's Series D Convertible Preferred Stock as of September 3, 2002 by (1) all those known by NLCI to be beneficial owners of more than 5% of its Series D Convertible Preferred Stock; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of NLCI as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

          Beneficial Owner                                              Beneficial        Ownership
          ----------------                                               Number of        Percent of
                                                                           Shares        Total (1) (2)
                                                                           ------        -------------
          Allied Capital Corporation (3) ............................      1,063,830          100%
          A.J. Clegg (4) ............................................              0             *
          Robert E. Zobel (5) .......................................              0             *
          John R. Frock (6) .........................................              0             *
          Daniel L. Russell (7) .....................................              0             *
          Peter H. Havens ...........................................              0             *
          Edward H. Chambers ........................................              0             *
          Eugene G. Monaco ..........................................              0             *
          D. Scott Clegg (8) ........................................              0             *
          Daryl A. Dixon ............................................              0             *
          Lynn A. Fontana ...........................................              0             *

All executive officers and directors as a group (9 persons) (9) ....               0             *

--------------------

* Less than one percent

(1) This table is based on information supplied by officers, directors and principal stockholders of NLCI and on any Schedules 13D or 13G filed with the SEC. On that basis, NLCI believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.

(2) Applicable percentages are based on 1,063,830 shares outstanding on September 3, 2002, adjusted as required by rules promulgated by the SEC.

(3) Consists of 1,063,830 shares of Series D Convertible Preferred Stock owned by Allied Capital Corporation and its affiliates, all of which are closed-end management investment companies registered under the Investment Company Act of 1940, as amended. The address of the principal business office of Allied Capital Corporation is 1919 Pennsylvania Avenue N.W., Suite 300, Washington, D.C. 20006.

(4) Mr. A.J. Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates and irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(5) Mr. Zobel has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates and irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(6) Mr. Frock has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates and irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(7) Does not include 1,063,830 shares of Series D Convertible Preferred Stock owned by Allied Capital Corporation that may be deemed to be beneficially owned by Mr. Russell. Mr. Russell disclaims beneficial ownership of any shares held by Allied Capital Corporation. Mr. Russell's address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N. W., Suite 300, Washington, D.C. 20006.

(8) Mr. D. Scott Clegg has agreed to vote all of his shares in favor of the merger agreement and the merger and has granted Socrates and irrevocable proxy to vote his shares in favor of the merger agreement and the merger.

(9)  Includes information contained in the notes above, as applicable.

Item 13.   Certain Relationships and Related Transactions.

     In July 1998, the Company issued a $10,000,000 10% senior subordinated note (the "Allied Note") to Allied Capital Corporation, of which Daniel L. Russell, a director of the Company, is a principal. Payments on the Allied Note are subordinate to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of Common Stock and granted to Allied Capital Corporation certain rights to require the Company to register the shares of Common Stock issuable upon exercise of the warrants under the Securities Act of 1933.

     In May 2001, the Company amended the Allied Note. Under the original Allied Note, interest accrued at the rate of 10% until the Note had been repaid. The amendments now provide that interest will accrue at the rate of 10% until October 31, 2001; at the rate of 12% from November 1, 2001 through June 30, 2005 and at the rate of 13% from July 1, 2005 until the Note has been repaid. In connection with the modification of the Allied Note, the Company paid to Allied Capital Corporation a fee of $150,000. The entire principal of the Allied Note is currently outstanding.

     The Company loaned to Daryl Dixon, the Company's President and Chief Operating Officer, the sum of $90,000 upon the commencement of his employment (to repay a loan with his prior employer). The loan accrued interest at a rate of 8% per annum. Each month during Mr. Dixon's employment, the Company forgave 1/36 of the principal amount and associated interest of this loan. The loan was forgiven in full on February 18, 2002.

     In June 2001, the Company sold a school property in Manalapan, New Jersey, to Mr. A. J. Clegg and his wife, Stephanie Clegg, d/b/a Tiffany Leasing, a Pennsylvania sole proprietorship, in a transaction approved by the Board of Directors. The purchase price for the property was $3,857,000, based on the appraised value of the property as determined by an independent third party appraiser. Simultaneously with the closing of the sale, the Company leased the property back from Tiffany Leasing under a 20-year lease, with an initial annual rent of approximately $450,000 per year. The lease is a triple net lease, pursuant to which the Company is responsible for all costs of the property, including maintenance, taxes and insurance. The Company also has two 5-year options to renew the lease at the end of the original lease term. Apart from increasing the length of the original lease term, the terms and conditions of the purchase and lease are substantially the same as the final terms and conditions previously negotiated by the Company with a disinterested third party which had been interested in buying and leasing the property, but which did not ultimately consummate the transaction for reasons unrelated to the Company or the proposed terms.

     During Fiscal 2002 but prior to the time he was employed by the Company, D. Scott Clegg, the son of A. J. Clegg, received $50,000 for payment of services as a consultant to the Company.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as a part of this Report:

                                                                                                  Page
                                                                                                  ----
         (1)      Financial Statements.

                  Report of Independent Accountants .............................................  F-1
                  Consolidated Balance Sheets ...................................................  F-2
                  Consolidated Statements of Income .............................................  F-3
                  Consolidated Statements of Stockholders' Equity ...............................  F-4
                  Consolidated Statements of Cash Flows .........................................  F-5
                  Supplemental Schedules for Consolidated Statements of Cash Flow ...............  F-6
                  Notes to Consolidated Financial Statements ....................................  F-7

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

Exhibit
Number        Description of Exhibit

2.1 Agreement and Plan of Merger by and between Socrates Acquisition Corporation and Nobel Learning Communities, Inc., dated as of August 5, 2002. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2002, and incorporated herein by reference).

3.1 Registrant's Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.)

3.2 Registrant's Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 7(c) to the Registrant's Current Report on Form 8-K, filed on June 14, 1993 and incorporated herein by reference.)

3.3 Registrant's Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Filed as Exhibit 4(ae) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994, and incorporated herein by reference.)

3.4 Registrant's Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 4E to the Registrant's Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

3.4 Registrant's Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit A to Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, dated May 30, 2000, and incorporated herein by reference.)

3.5 Registrant's Amended and Restated By-laws as modified November 15, 2001. (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

4.1 Rights Agreement, dated as of May 16, 2000, between Registrant and Stocktrans, Inc., as Rights Agent, which includes, as Exhibit B, thereto the Form of Rights Certificate. (Filed as Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, dated May 30, 2000, and incorporated herein by reference.)

4.2 Amendment No. 1 to the Rights Agreement of Nobel Learning Communities, Inc., dated as of August 4, 2002, between Nobel Learning Communities, Inc. and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed on August 8, 2002, and incorporated herein by reference.)

4.3 Amendment No. 2 to the Rights Agreement of Nobel Learning Communities, Inc., dated as of August 5, 2002, between Nobel Learning Communities, Inc. and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K, filed on August 8, 2002, and incorporated herein by reference.)

10.1 Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibit 10.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

10.2 First Amendment, dated December 17, 1999, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender. (Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.)

10.3 Second Amendment, dated May 24, 2000, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Summit Bank, as Agent and Lender. (Filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference.)

10.4 Investment Agreement dated as of June 30, 1998 between Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.5 Amended and Restated Senior Subordinated Note dated as of May 24, 2001 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation. (Filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

              The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant's total assets. The Registrant agrees to furnish a copy of each of such instruments to the SEC upon request.

10.6 Third Amendment, dated as of May 24, 2001, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender. (Filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.7 Fourth Amendment, dated as of July 5, 2001, to Amended and Restated Loan and Security Agreement by and among Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender. (Filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.8 Amended and Restated Acquisition Credit Facility Note, dated as of May 24, 2001 in the principal amount of $11,250,000 payable to Fleet National Bank, as successor by merger to Summit Bank. (Filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.9 Amended and Restated Term Note, dated as of May 24, 2001 in the principal amount of $11,250,000 payable to Fleet National Bank, as successor by merger to Summit Bank. (Filed as Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.11 1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987, and incorporated herein by reference.)

10.12    1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as
         Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1988, and incorporated herein by reference.)

10.13    1995 Stock Incentive Plan of the Registrant, as amended. (Filed as
         Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.14 Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.15 Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.16 Stock and Warrant Purchase Agreement between the Registrant and various investors, dated April 14, 1992. (Filed as Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.)

10.17 Registration Rights Agreement dated May 28, 1992 among the Registrant, JBS Investment Banking, Ltd., and Pennsylvania Merchant Group, Ltd. (Filed as Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.18 Stock Purchase Agreement dated May 28, 1992 between Registrant and a limited number of accredited investors at $0.50 per share totaling 3,200,000 shares of common stock. (Filed as Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 11, 1992, date of earliest event reported May 28, 1992, and incorporated herein by reference.)

10.19 Series 1 Warrants for shares of Common Stock issued to Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(ad) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994, and incorporated herein by reference.)

10.20 Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant's Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994, and incorporated herein by reference.)

10.21 Amendment dated February 23, 1996 to Registration Rights Agreement between Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

10.22 Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4A to the Registrant's Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

10.23 Common Stock Purchase Warrant dated August 30, 1995 entitling Allied Capital Corporation to purchase up to 23,178.25 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as Exhibit 4C to the Registrant's Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

Exhibit 10.23 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

                                                                    Number of Shares
                                                                    of Common Stock
 Warrant No.       Holder                                           (subject to adjustment)
 -----------       ------                                           -----------------------
 2                 Allied Capital Corporation II                             142,932.25
 3                 Allied Investment Corporation                              92,713.00
 4                 Allied Investment Corporation II                           50,219.50

10.24 Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the Common Stock of the Registrant. (Filed as Exhibit
         10.13 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.25 First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.26 Nobel Learning Communities, Inc. Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.27 Nobel Learning Communities, Inc. Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and
         December 21, 2001. (Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.28 Employment Agreement dated January 25, 1999 between the Registrant and Daryl Dixon. (Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

10.29 Employment Agreement dated August 9, 1999 between the Registrant and Lynn Fontana. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.)

10.30 First Amendment dated February 3, 2000 of Employment Agreement dated as of August 9, 1999 between Registrant and Lynn Fontana. (Filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.)

10.31 Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.32    Contingent Severance Agreement dated as of March 11, 1997 between John
         R. Frock and the Registrant. (Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.33 Special Incentive Agreement dated as of November 20, 1999 between A. J. Clegg and the Registrant. (Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000, and incorporated herein by reference.)

10.34    Employment and Termination Agreement dated as of August 2001 between A.
         J. Clegg and the Registrant. (Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.35 Employment and Termination Agreement dated as of August 2001 between John R. Frock and the Registrant. (Filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.36 Separation Agreement and Mutual Release, dated as of November 30, 2001, between Daryl Dixon and Registrant. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference)

21       List of subsidiaries of the Registrant.

23       Consent of PricewaterhouseCoopers L.L.P.

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

Date: September 23, 2002                     NOBEL LEARNING COMMUNITIES, INC.


                                             By:   /s/ A. J. Clegg
                                                --------------------------------
                                                   A. J. Clegg
                                                   Chairman of the Board
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                 Position                            Date



/s/ A. J. Clegg           Chairman of the Board,              September 23, 2002
----------------          Chief Executive Officer and
A. J. Clegg               Director (Principal Executive
                          Officer)



/s/ Robert E. Zobel       Vice Chairman-- Corporate Affairs   September 23, 2002
--------------------      and Chief Financial Officer and
Robert E. Zobel           Director (Principal Financial
                          and Accounting Officer)



/s/ Edward H. Chambers    Director                            September 23, 2002
----------------------
Edward H. Chambers



/s/ John R. Frock         Vice Chairman-- Corporate           September 23, 2002
-----------------         Development and Director
John R. Frock



/s/ Peter H. Havens       Director                            September 23, 2002
-------------------
Peter H. Havens

/s/ Eugene G. Monaco      Director                            September 23, 2002
--------------------
Eugene G. Monaco

/s/ Daniel L. Russell     Director                            September 23, 2002
---------------------
Daniel L. Russell

                                 CERTIFICATIONS

I, A.J. Clegg, certify that:

1. I have reviewed this annual report on Form 10-K of Nobel Learning Communities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002

/s/  A.J. Clegg
---------------

A.J. Clegg
Chief Executive Officer

I, Robert E. Zobel, certify that:

1. I have reviewed this annual report on Form 10-K of Nobel Learning Communities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002

/s/  Robert E. Zobel
--------------------

Robert E. Zobel
Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
  the Board of Directors of
  Nobel Learning Communities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Footnote 1 to the Company's Consolidated Financial Statements, effective July 1, 2000, the Company changed its method of recognizing revenue.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
September 3, 2002

                Nobel Learning Communities, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          June 30, 2002       June 30, 2001
                                                                        -----------------    ----------------
ASSETS
Cash and cash equivalents                                               $           1,787    $          1,321
Accounts receivable, less allowance for doubtful                                    2,685               2,858
   accounts of $468 in 2002 and $351 in 2001
Notes receivable                                                                      251               1,836
Prepaid rent                                                                        2,408               2,142
Prepaid insurance and other                                                         2,543               1,896
                                                                        -----------------    ----------------
         Total Current Assets                                                       9,674              10,053
                                                                        -----------------    ----------------
Property and equipment, at cost                                                    60,287              52,218
Accumulated depreciation                                                          (26,303)            (20,792)
                                                                        -----------------    ----------------
                                                                                   33,984              31,426
                                                                        -----------------    ----------------
Property and equipment held for sale                                                5,605               5,995
Goodwill                                                                           48,376              48,376
Intangible assets, net                                                              1,145               1,636
Long term note receivable                                                           2,600               2,225
Deposits and other assets                                                           1,596               2,073
                                                                        -----------------    ----------------
Total Assets                                                            $         102,980    $        101,784
                                                                        =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term obligations                                $           4,488    $          6,414
Current portion of swap contract                                                       63                   -
Cash overdraft liability                                                            3,564               5,428
Accounts payable and other current liabilities                                      7,528               6,678
Unearned income                                                                     7,356               6,986
                                                                        -----------------    ----------------
         Total Current Liabilities                                                 22,999              25,506
                                                                        -----------------    ----------------
Long-term obligations                                                              25,411              25,526
Long-term subordinated debt                                                        10,318              11,415
Swap contract                                                                         313                   -
Deferred gain on sale/leaseback                                                        28                  15
Deferred taxes                                                                      1,192                 460
Minority interest in consolidated subsidiary                                          232                 261
                                                                        -----------------    ----------------
Total Liabilities                                                       $          60,493    $         63,183
                                                                        -----------------    ----------------

Commitments and Contingencies (Notes 14 and 20)
Stockholders' Equity:
   Preferred stock, $0.001 par value; 10,000,000 shares
   authorized, issued and outstanding 4,587,464 in
   both 2002 and 2001. $5,524 aggregate liquidation
   preference at June 30, 2002 and 2001                                                 5                   5
Common stock, $0.001 par value; 20,000,000 shares
   authorized, issued and outstanding 6,544,953 in 2002 and
   6,212,561 in 2001.                                                                   6                   6
Treasury stock, cost; 230,510 shares in 2002 and 2001                              (1,375)             (1,375)
Additional paid-in capital                                                         41,389              39,879
Retained earnings                                                                   2,838                  86
Accumulated other comprehensive loss                                                 (376)                  -
                                                                        -----------------    ----------------
         Total Stockholders' Equity                                                42,487              38,601
                                                                        -----------------    ----------------
Total Liabilities and Stockholders' Equitiy                             $         102,980    $        101,784
                                                                        =================    ================

        The accompanying notes are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (Dollars in thousands except per share data)

                                                          For the year ended June 30,
                                                      -----------------------------------
                                                           2002         2001         2000
                                                      ---------    ---------    ---------
Revenues                                              $ 156,279    $ 147,952    $ 127,407
                                                      ---------    ---------    ---------
Operating expenses:
     Personnel costs                                     74,616       72,057       60,541
     School operating costs                              23,410       23,183       19,514
     Insurance, taxes, rent and other                    31,790       27,369       23,493
     Depreciation and amortization                        5,671        6,586        5,826
     New school development                                 703          591          704
                                                      ---------    ---------    ---------
                                                        136,190      129,786      110,078
                                                      ---------    ---------    ---------
School operating profit                                  20,089       18,166       17,329
                                                      ---------    ---------    ---------

General and administrative expenses                      11,776       11,004        9,742
                                                      ---------    ---------    ---------
Operating income                                          8,313        7,162        7,587
Interest expense                                          3,637        4,171        3,373
Other income                                               (160)        (424)        (145)
Minority interest in income of
     consolidated subsidiary                                 34           23           88
                                                      ---------    ---------    ---------
Income before income taxes and change in
      accounting principle                                4,802        3,392        4,271
Income tax expense                                        1,968        1,596        1,793
                                                      ---------    ---------    ---------
Net income before change in
      accounting principle                            $   2,834    $   1,796    $   2,478
                                                      ---------    ---------    ---------
Cumulative effect of change in accounting
     principle, (net of income tax benefit of
     $242)                                                    -          295            -
                                                      ---------    ---------    ---------
Net income                                                2,834        1,501        2,478
Preferred stock dividends                                    82           81           82
                                                      ---------    ---------    ---------
Net income available to common
  stockholders                                        $   2,752    $   1,420    $   2,396
                                                      =========    =========    =========

Basic earnings per share:
Net income before cumulative effect
    of change in accounting principle                 $    0.44    $    0.29    $    0.40
Cumulative effect of change in accounting principle           -        (0.05)           -
                                                      ---------    ---------    ---------
Net income                                            $    0.44    $    0.24    $    0.40
                                                      =========    =========    =========

Dilutive earnings per share:
Net income before cumulative effect
    of change in accounting principle                 $    0.38    $    0.24    $    0.33
Cumulative effect of change in accounting principle           -        (0.04)           -
                                                      ---------    ---------    ---------
Net income                                            $    0.38    $    0.20    $    0.33
                                                      =========    =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2002, 2001 and 2000
                    (Dollars in thousands except share data)

                                                                                                      Treasury and     Retained
                                                                                          Additional     Common        Earnings/
                                     Preferred Stock                Common Stock           Paid-In        Stock       Accumulated
                               ----------------------------   -------------------------
                                    Shares        Amount        Shares        Amount        Capital      Issuable        Deficit
                                 -----------    -----------   -----------   -----------   -----------   -----------    -----------

June 30, 1999                      4,593,542    $         5     6,121,365   $         6   $    39,239   $    (1,375)   $    (3,730)
                                 ===========    ===========   ===========   ===========   ===========   ===========    ===========

Net income                                --              0             0             0             0             0          2,478
Stock options exercised                   --             --         3,333            --            17            --             --
Conversion of preferred stock         (6,078)            --         1,470            --            --            --             --
Preferred dividends                       --             --            --            --            --            --            (82)
                                 -----------    -----------   -----------   -----------   -----------   -----------    -----------
June 30, 2000                      4,587,464    $         5     6,126,168   $         6   $    39,256   $    (1,375)   $    (1,334)
                                 ===========    ===========   ===========   ===========   ===========   ===========    ===========

Net income                                --             --            --            --            --            --          1,501
Stock options exercised                   --             --        42,262            --           217            --             --
Common Stock issued related to
   acquisitions                           --             --        44,131            --           406            --             --
Preferred dividends                       --             --            --            --            --            --            (81)
                                 -----------    -----------   -----------   -----------   -----------   -----------    -----------

June 30, 2001                      4,587,464    $         5     6,212,561   $         6   $    39,879   $    (1,375)   $        86
                                 ===========    ===========   ===========   ===========   ===========   ===========    ===========

Comprehensive income:
   Net income                             --             --            --            --            --            --          2,834
   Swap contract, net of tax              --             --            --            --            --            --             --

Total comprehensive income
Stock options and warrants
   exercised                              --             --       332,392            --         1,510            --             --
Preferred dividends                       --             --            --            --            --            --            (82)
                                 -----------    -----------   -----------   -----------   -----------   -----------    -----------

June 30, 2002                      4,587,464    $         5     6,544,953   $         6   $    41,389   $    (1,375)   $     2,838
                                 ===========    ===========   ===========   ===========   ===========   ===========    ===========

                                  Accumulated
                                     Other
                                 Comprehensive

                                     Loss        Total
                                    ------    -----------

June 30, 1999                     $   --    $    34,145
                                  ======    ===========

Net income                            --    $     2,478
Stock options exercised               --    $        17
Conversion of preferred stock         --    $        --
Preferred dividends                   --    $       (82)
                                  ------    -----------
June 30, 2000                     $   --    $    36,558
                                  ======    ===========

Net income                            --    $     1,501
Stock options exercised               --    $       217
Common Stock issued related to
   acquisitions                       --    $       406
Preferred dividends                   --    $       (81)
                                  ------    -----------

June 30, 2001                     $   --    $    38,601
                                  ======    ===========

Comprehensive income:
   Net income                         --    $     2,834
   Swap contract, net of tax        (376)   $      (376)
                                            -----------
Total comprehensive income                  $     2,458
Stock options and warrants
   exercised                          --    $     1,510
Preferred dividends                   --    $       (82)
                                  ------    -----------

June 30, 2002                     $ (376)   $    42,487
                                  ======    ===========

   The accompanying notes are an integral part of these consolidated financial statements

                Nobel Learning Communities, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                          For the year ended June 30,
                                                       ----------------------------------
                                                             2002        2001        2000
                                                       ----------------------------------
Cash Flows from Operating Activities:
Net income                                               $  2,834    $  1,501    $  2,478
                                                         --------    --------    --------
Adjustment to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation and amortization                             6,075       7,061       6,299
  Amortization of debt discount                               129         128         128
  Provision for losses on accounts receivable                 491         900         372
  Provision for deferred taxes                                732         451         970
  Minority interest in income                                  34          23          88
  Other                                                        50         273           -

Changes in Assets and Liabilities
  Net of Acquisitions:
  Accounts receivable                                        (363)     (1,569)         (8)
  Prepaid assets                                             (912)     (1,669)       (384)
  Other assets and liabilities                                421         204         185
  Unearned income                                             370         725         124
  Accounts payable and accrued expenses                       687      (1,769)        (82)
                                                         --------    --------    --------
  Total Adjustments                                         7,714       4,758       7,692
                                                         --------    --------    --------
Net Cash Provided by Operating Activities                  10,548       6,259      10,170
                                                         --------    --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                     (8,673)    (15,224)    (13,408)
  Proceeds from sale of property and equipment                657       8,268       2,449
  Payment for acquisitions net of cash acquired                 -        (539)     (6,669)
  Issuance of notes receivable                               (425)     (2,788)          -
  Repayment of notes receivable                             1,680           -           -
                                                         --------    --------    --------
Net Cash Used in Investing Activities                      (6,761)    (10,283)    (17,628)
                                                         --------    --------    --------

Cash Flows from Financing Activities:
  Proceeds from term loan and revolving line of credit      2,962      16,498      12,114
  Repayment of long term debt                              (2,143)    (13,864)     (2,116)
  Repayment of subordinated debt                           (3,865)     (2,319)     (2,209)
  Debt issuance cost                                            -        (490)          -
  Proceeds from capital lease                                 311           -           -
  Repayment of capital lease obligation                      (150)        (74)        (84)
  Dividends paid to preferred stockholders                    (82)        (81)        (82)
  Cash overdraft                                           (1,864)      1,660       1,976
  Proceeds from exercise of stock options and warrants      1,510         217          17
                                                         --------    --------    --------
Net Cash Provided by Financing Activities                  (3,321)      1,547       9,616
                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents          466      (2,477)      2,158
Cash and cash equivalents at beginning of year              1,321       3,798       1,640
                                                         --------    --------    --------
Cash and cash equivalents at end of year                 $  1,787    $  1,321    $  3,798
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

                Nobel Learning Communities, Inc. and Subsidiaries
         Supplemental Schedules for Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                                  For the year ended June 30,
                                                       -------------------------------------------------
                                                                2002             2001              2000
                                                       --------------   --------------    --------------
Supplemental Disclosures of Cash
  Flow Information

Cash paid during year for:
  Interest                                         $           3,351            4,302             3,206
  Income taxes                                     $           1,175            1,431               302

Acquisitions
  Fair value of tangible assets acquired           $               -              173             5,011
  Goodwill and intangibles                         $               -              809             5,708

  Liabilities assumed                              $               -              (38)             (931)
  Notes issued                                     $               -                -            (3,119)
  Common shares issued                             $               -             (405)                -
                                                       --------------   --------------    --------------
  Total cash paid for acquisitions                 $               -              539             6,669
                                                       ==============   ==============    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies and Company Background:

     Nobel Learning Communities, Inc. (the "Company") was organized in 1984 as The Rocking Horse Childcare Centers of America, Inc. In 1985, The Rocking Horse Childcare Centers of America, Inc. merged into a publicly-traded entity that had been incorporated in 1983. The Company operates private schools, schools for the learning challenged, specialty high schools and charter schools located in Arizona, California, Florida, Georgia, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington.

Principles of Consolidation and Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Recognition of Revenues:

     Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as unearned revenue. Charter school management fees, which represent approximately 1.2% of revenues, are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company's net revenues meet the criteria of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

     In December 1999, the Securities and Exchange Commission issued SAB 101, which provides guidance related to revenue recognition.

     Previously, the majority of registration fees were deferred when received and recorded in September to coincide with fall enrollment. Registration fees for students enrolled during the school year were recorded when received. Under SAB 101 adopted retroactive to July 1, 2000, the Company now recognizes school registration fees over the typical school year of August to June. Summer camp registration fees are now recognized during months June, July and August. The cumulative effect of the change on prior years resulted in a charge to income (net of taxes) of $295,000, which was recognized during fiscal 2001.

Cash and Cash Equivalents:

     The Company considers cash on hand, cash in banks, and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes the risk by maintaining deposits in high quality financial institutions.

Accounts Receivable and Credit Risk:

     The Company's accounts receivable are comprised primarily of tuition due from governmental agencies and parents. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding processes , specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

     The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person's financial condition. The Company also has investments in other entities. The collectability of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

Long-Lived and Intangible Assets:

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

Income Taxes:

     The Company accounts for income taxes using the asset and liability method, in accordance with FAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized as income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

     The Company files a U.S. federal income tax return and various state income tax returns, which are subject to examination by tax authorities. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company's estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions including possible adjustments related to the nature and timing of deductions and the local attribution of income.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risk and Uncertainties:

     Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company's business strategy with respect to expansion into new and existing markets, the Company's debt and related financial covenants, difficulties in managing the Company's growth including attracting and retaining qualified personnel, a large portion of the Company's assets represent goodwill, increased competition, changes in government policy and regulation, ability to obtain additional capital required to fully implement the business plan, and the Company's recoverability of the note receivable from Total Education Solutions, Inc. ("TES")(See footnote 10).

Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

Accounting for Derivatives:

     Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments, Certain Hedging Activities," an amendment of FASB Standard No. 133, establishes accounting and reporting standards requiring that every derivative instrument, such as interest rate swap agreements, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The company records its derivatives at fair value within the consolidated balance sheet and the changes in fair value of the derivatives are either reported in earnings or are reported in other comprehensive loss in stockholder's equity. The fair value represents the estimated amount the Company would receive or pay to terminate their interest rate swap agreements taking into consideration current interest rates (see Note
11). Derivatives are limited in use and are not entered into for speculative purposes.

New Accounting Pronouncements:

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year 2003. The Company is evaluating SFAS No. 144 and has not yet determined the full impact of adoption on its financial position but will reclass property and equipment held for sale as part of total property and equipment as the assets are still in use.

     On April 30, 2002 the Financial Accounting Standards Board (FASB) issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning 2002.

     The Company had a promissory note obligation related to the purchase of a school in Arizona of $1,408,000 issued in June 2000. The promissory note was settled for $1,025,000 on February 14, 2002 resulting in a gain of $383,000. As a result of the adoption of FASB 145, the Company recorded the gain as other income during the quarter ended March 31, 2002. The impact on diluted earnings per share for the quarter and year to date March 31, 2002 was $0.03 per share (net of tax).

     On July 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Reclassifications:

     Certain prior year amounts for the fiscal year ended June 30, 2001 have been reclassified to conform to the presentation adopted in fiscal 2002.

2. Earnings Per Share:

     Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's options, warrants, and convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. Earnings per share are computed as follows (dollars in thousands except per share data):

                                                                        Year ending June 30,
                                                            -------------   -------------  -------------
                                                                    2002            2001           2000
                                                            -------------   -------------  -------------
Basic earnings per share:
---------------------------------
Net income                                                $        2,834  $        1,501  $       2,478

Less preferred dividends                                              82              81             82

Net income available for
                                                            ------------    ------------   ------------
      common stock                                                 2,752           1,420          2,396
                                                            ------------    ------------   ------------

Average common stock outstanding                               6,197,936       5,980,986      5,929,811

                                                            ------------    ------------   ------------
Basic earnings per share                                  $         0.44  $         0.24  $        0.40
                                                            ============    ============   ============

Diluted earnings per share:
---------------------------------

Net income available for common stock
      and dilutive securities                             $        2,834  $        1,501  $       2,478

Average common stock outstanding                               6,197,936       5,980,986      5,929,811

Additional common shares resulting from dilutive securities:

Options, warrants and convertible
      preferred stock                                          1,276,767       1,535,014      1,543,123

Average common stock and dilutive
                                                            ------------    ------------   ------------
      securities outstanding                                   7,474,703       7,516,000      7,472,934

                                                            ------------    ------------   ------------
Dilutive earnings per share                               $         0.38  $         0.20  $        0.33
                                                            ============    ============   ============

3.  Acquisitions and Dispositions:

     During the years ended June 30, 2001, and 2000, the Company completed various acquisitions, all of which are accounted for using the purchase method, as described below. The results of operations for all acquisitions are included in the Consolidated Statement of Income from the date of acquisition.

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

     On December 17, 1999, the Company entered into a transaction with Children's Out-of-School Time, Inc. ("COST") to form The Activities Club, Inc. ("TAC"), which is owned 80% by the Company and 20% by COST. In the transaction, the Company contributed $625,000 to the capital of TAC, and TAC distributed such cash to COST. TAC also issued to COST a 7% subordinated promissory note in the amount of $175,000. If a specified earnings threshold is met, Nobel will be required to make an additional cash payment to TAC, which TAC would then distribute to COST. Further, commencing in December 2002, COST has the right to require Nobel to purchase its interest in TAC for the greater of $500,000 and a formula price based on TAC's earnings before interest, taxes, depreciation and amortization.

     On December 3, 1999, the Company acquired the assets of Play and Learn Child Development Center in Illinois, with a capacity of 100 students and estimated annual revenues of $600,000. On February 11, 2000, the Company acquired the assets of High Road Academy in Boca Raton, Florida, with a capacity of 100 students and estimated annual revenues of $700,000. High Road Academy is a specialty school for children with learning disabilities. On February 17, 2000, the Company acquired the assets of David Sikes Child Care, Inc., in Norcross, Georgia with the capacity for 252 children and estimated annual revenues of $822,000. In June 2000, the company acquired the assets of the Cross Creek School in Plano, Texas with a capacity of 180 students and estimated annual revenues of $1,000,000. The purchase price for these four schools totaled $2,724,000 of which $2,342,000 was in cash, $702,000 was in subordinated notes and $100,000 was in assumed liabilities.

     During April 2000, the Company received a statewide charter in the State of Arizona to permit it to own and operate charter schools in that state. This charter enabled the Company to acquire, in May 2000, the business assets and real estate of two charter schools in the greater Phoenix, Arizona metropolitan area with a capacity of 1,367 students. The Company agreed to pay the developer and the operator of the schools (collectively, the "Sellers") an aggregate purchase price of $9,838,000, subject to certain post-closing adjustments. When the Company obtained fee title to the schools in May 2000, the Company (i) paid cash to the Sellers in the combined amount of $7,189,000 on account of the $9,838,000 purchase price, (ii) held back $600,000 of the purchase price pending delivery by one of the seller's certain furniture, fixtures and equipment associated with the operation of the schools and (iii) issued promissory notes to the Sellers (in the aggregate amount of $2,049,000) on account of the purchase price. Simultaneously with the closing of this transaction, the Company entered into a sale and leaseback transaction with a third party developer for one of the two schools (located in the city of Peoria) (the "Peoria School"), pursuant to which the Company received $6,200,000 in sales proceeds and entered into a long-term operating lease that gives the Company the right to occupy and operate the Peoria School. The Company took over operations at the Peoria School immediately upon the end of the 1999-2000 school year.

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

     The promissory notes to the Seller's (in the aggregate face amount of $2,049,000) (the "Arizona Promissory Notes") were due and payable by no later than December 28, 2000 (the "Initial Maturity Date"). The Company's obligations under the Arizona Promissory Notes, however, are subject to (i) certain rights of set off under the transaction documents, and (ii) adjustment, based upon, among other things, certain cost overruns experienced, and/or savings realized, by the Company in connection with the completion of construction of the Glendale School. Prior to the Initial Maturity Date, the Company exercised its right of set-off under the transaction documents. Each of the Sellers instituted litigation against the Company seeking collection of the Arizona Promissory Notes, and disputing the Company's exercise of its right of set-off. Management intends to defend vigorously its rights under the transaction documents. The Arizona

Promissory Notes were settled between the Company and the Seller's for $1,025,000 during fiscal year 2002 which resulted in a gain of $383,000. The Company recorded the gain as other income during the quarter ended March 31, 2002 as it did not meet the criteria for treatment as an extraordinary item as provided for in APB opinion 30. (See note 1)

Unaudited Pro Forma Information:

     The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisitions which closed during Fiscal 2001 and Fiscal 2000 all occurred at the beginning of Fiscal 2000. The results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of Fiscal 2000, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end (dollars in thousands).

                                      Year ended         Year ended
                                   June 30, 2001      June 30, 2000
                                     (unaudited)        (unaudited)
                                     -----------        -----------

Revenues                               $148,115           $134,486
Net income before change in
accounting principle                   $  1,980           $  2,860

Earnings per share
Basic                                  $   0.33           $   0.48
Diluted                                $   0.25           $   0.37


4.   Cash Equivalents:

     The Company has an agreement with its primary bank that allows the bank to act as the Company's principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $572,000 and $537,000 at June 30, 2002 and 2001, respectively. The Company's funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

5.   Notes Receivable:

     At June 30, 2001, the Company had a current note receivable of $1,664,000 due from People for People, Inc. related to construction cost for a proposed charter school financed by the Company. Interest on the note accrued at 2.5% over prime from July 11, 2000 to April 16, 2001 and at 14% through August 13, 2001. The principal amount of the note was repaid August 13, 2001. Accrued interest is being repaid in installments. At June 30, 2002, accrued interest outstanding was $178,000.

6.   Property and Equipment:

     The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows (dollars in thousands):

                                                         June 30, 2002           June 30, 2001
                                                    --------------------    ---------------------
Land                                                          $  2,831                 $  2,832
Buildings                                                        6,128                    5,741
Assets under capital lease obligations                           1,224                      913
Leasehold improvements                                          20,644                   17,686
Furniture and equipment                                         29,452                   25,027
Construction in progress                                             8                       19
                                                    --------------------    ---------------------
                                                              $ 60,287                 $ 52,218
Accumulated depreciation                                       (26,303)                 (20,792)
                                                    --------------------    ---------------------
                                                              $ 33,984                 $ 31,426
                                                    ====================    =====================

Depreciation expense was $5,584,000, $4,879,000, and $4,354,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Amortization of capital leases included in depreciation expense amounted to $183,000, $15,000 for the years June 30, 2002 and 2001, respectively. Accumulated amortization of capital leases amounted to $695,000 and $512,000 at June 30, 2002 and June 30, 2001,
respectively.

7. Goodwill:

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. As a result, the Company ceased amortization of Goodwill, the effect of which was a reduction of $1,677,000 of amortization expense for the year ended June 30, 2002.

     The net carrying value of goodwill was $48,376,000 as of July 1, 2001 (the Company's adoption date of SFAS 142). The Company completed the "first step" impairment test as required under SFAS 142 at December 31, 2001 and determined that the recognition of an impairment loss was not necessary. The fair value of the Company's ten reporting units was estimated using the expected present value of future cash flows. In estimating the present value the company used assumptions based on the characteristics of the reporting unit including discount rates ( ranging from 13% to 20%). For two of the reporting units fair value approximated their carrying value while for the remaining eight reporting units fair value exceeded carrying value. For the two reporting units where fair value approximated carrying value, goodwill allocated to these reporting units totaled $7,806,000 and $4,676,000. Accordingly, the Company updated its analysis at June 30, 2002 and concluded that no impairment was required for these two reporting units. Goodwill will be assessed for impairment at least annually or upon an adverse change in operations. The annual impairment testing required by SFAS No. 142 will require judgments and estimates and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

The impact on prior year financial results, as if FAS 142 had been in effect is as follows (dollars in thousands):

                                                Year ending June 30,               Year ending June 30,
                                          ----------------- ------------     ---------------- -------------
                                                      2001         2001                 2000          2000
                                               As reported    Pro forma          As reported     Pro forma
                                          ----------------- ------------     ---------------- -------------
Earnings before taxes and change in
accounting principle                                $3,392       $3,392               $4,271        $4,271

Goodwill amortization                                    -        1,629                    -         1,484
                                          ------------------------------     ------------------------------
Adjusted earnings before taxes and
change in accounting principle
                                                     3,392        5,021                4,271         5,755

Income tax expense                                   1,596        2,058                1,793         2,360
                                          ------------------------------     ------------------------------

Net income before change in
accounting principle                                $1,796       $2,963               $2,478        $3,395
                                          ==============================     ==============================

Basic earnings per share                            $ 0.29       $ 0.48               $ 0.40        $ 0.56
                                          ==============================     ==============================

Diluted earnings per share                          $ 0.24       $ 0.39               $ 0.33        $ 0.45
                                          ==============================     ==============================

8. Intangible Assets, net:

     Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 - 20 years.

At June 30, 2002 and 2001 the Company's intangibles assets were as follows (dollars in thousands):

                                            June 30, 2002     June 30, 2001

         Intangible assets
            Non-compete                     $       2,493     $       2,493
            Other                                     901               901
                                            -------------  ----------------
                                                    3,394             3,394
            Accumulated amortization               (2,249)           (1,758)
                                            -------------  ----------------
                                            $       1,145          $  1,636
                                            =============  ================

Amortization expense for intangible assets was $491,000, $454,000 and $496,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Amortization of intangible assets will be as follows: $309,000 in 2003, $96,000 in 2004, $74,000 in 2005, $48,000 in 2006 and $618,000 in 2007 and thereafter.

9. Property Held for Sale:

     The amounts reflected in the table below include certain properties for sale pending sale and leaseback transactions. The balances of property held for sale were as follows (dollars in thousands):

                                    June 30, 2002             June 30, 2001
                                  ------------------      --------------------
Land                                       $   1,645                $    1,839
Buildings                                      3,960                     4,315
Leasehold improvements                           110                       110
Furniture and equipment                           45                       122
Accumulated depreciation                        (155)                     (391)
                                 -------------------      --------------------
                                           $   5,605                $    5,995
                                 ===================      =================---

10. Long Term Note Receivable:

     The Company has a $2,600,000 note receivable pursuant to of a Credit Agreement with TES due May 2005 of which $2,250,000 is convertible into 30% ownership of TES. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). Prior to the financing provided from the Company in May 2000, TES was marginally profitable as it provided its services to schools in a small regional area of Southern California. The proceeds received by TES have been used for the expansion of its product throughout California and plans to enter other states. Although TES's revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

   As part of the evaluation of the carrying value of TES, a number of positive and negative factors affecting TES were considered including:

   .      Operating results and outlook for TES;

   .      Expected future cash flows

   .      Current conditions and trends in the industry;

   .      Other industry comparables; and

   .      The Company's plans and ability hold this investment.

   In evaluating the investment in TES, a discounted cash flow analyses was prepared for TES based on a recent financing discussion memorandum. The cash flow analysis indicated that the investment in TES has a value greater than the current carrying value. In addition, other objective evidence including recent comparable transactions similar to TES, industry publications supporting the market and growth rates and TES's ongoing discussions with third parties regarding additional financing was reviewed.

11. Debt:
Debt consisted of the following (dollars in thousands):

                                                                  June 30, 2002             June 30, 2001
                                                                ----------------          ----------------
Long Term Obligations:
Revolving and term credit facility                              $         28,217          $         27,398

First mortgages and notes payable to sellers due in
varying installments over three to 15 years with
fixed interest rates ranging from 8% to 12%                                  179                       265

Capitalized lease obligation                                                 162                         -

Other                                                                         93                       135
                                                                ----------------          ----------------
                                                                $         28,651          $         27,798
                                                                ----------------          ----------------

Less current portion                                                      (3,240)                   (2,272)
                                                                ----------------          ----------------
                                                                $         25,411          $         25,526
                                                                ================          ================

Long Term Subordinated Debt:
Senior subordinated note due 2005 interest at 12%,
payable quarterly. Net of original issue discount of
$386,000 at June 30, 2002                                       $          9,614          $          9,486
Subordinated debt agreements, due in varying
installments over five to 10 years with fixed interest
rates varying from 7% to 8%                                                1,952                     6,071

                                                                ----------------          ----------------

Total subordinated debt                                                   11,566                    15,557

Less current portion                                                      (1,248)                   (4,142)
                                                                ----------------          ----------------
                                                                $         10,318          $         11,415
                                                                ================          ================

Credit Facility.

     Since 1995, the Company amended its credit facility agreement three times. Each amendment increased borrowing capacity. In May 2001, the Company entered into its most recent Amended and Restated Loan and Security Agreement, which increased the Company's borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security
Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until April 2003. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2004. Nobel's obligations under the credit facilities are guaranteed by subsidiaries of Nobel and collateralized by a pledge of stock of Nobel subsidiaries.

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

     At June 30, 2002, a total of $28,217,000 was outstanding and $9,353,000 was available under the amended and restated loan agreement; $2,084,000 was outstanding under Working Capital Credit Facility, $13,276,000 was outstanding under the Acquisition Credit Facility and $12,857,000 was outstanding under the Term Loan.

     The interest rate at June 30, 2002 for the Working Capital Credit Facility of $2,084,000 outstanding and $3,276,000 for the Acquisition Credit Facility was at 5.5%, which was prime plus 0.75%. Interest rate on the remaining $10,000,000 outstanding on the Acquisition Credit Facility was 4.38%, which was adjusted Libor plus 2.5%. The interest rate on the Term Loan was 7.98%, which was fixed Libor of 5.48% (see interest rate swap agreement below) plus 2.5%.

     The interest rate at June 30, 2001 for $24,000,000 outstanding was at 6.53%, which was adjusted Libor plus 2.5%. The remaining $3,398,000 outstanding was at 7.5%.

     Nobel also pays a commitment fee on the Working Capital and Acquisition Facility calculated at a rate, which may be adjusted quarterly in increments based on a debt to EBITDA -dependent ratio, ranging from 0.25% to 0.50% per year on the undrawn portion of the commitments under the credit facilities. At June 30, 2002, the commitment fee rate was 0.375%. This fee is payable quarterly in arrears.

     In addition, Nobel pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the revolving credit facility bearing interest based on adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 1.50% to 2.75%. At June 30, 2001, the letter of credit fee rate was 2.50%, which included the fronting fee. These fees are payable quarterly in arrears. In addition, Nobel will pay customary transaction charges in connection with any letter of credit. At June 30, 2002, Nobel had $287,000 committed under outstanding letters of credit.

     The credit facilities contain customary covenants and provisions that restrict Nobel's ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures. In addition, the credit facilities provide that Nobel must meet or exceed defined interest coverage ratios and must not exceed leverage ratios.

     At June 30, 2002, the Company was not in compliance with two credit facility financial covenant ratios. As a result, the Company received a waiver for the breach of the interest coverage ratio and adjusted leverage ratio at June 30, 2002. In addition, the breached ratios were amended and restated to lower ratio requirements for fiscal year 2003. The Company's interest coverage ratio increased from a ratio of EBITDA of 3.5 times interest expense or higher to 4.0 times interest expense or higher at June 30, 2002. The Company's ratio was 3.99 times EBITDA at June 30, 2002. The Company's adjusted leverage ratio decreased from 4.5 times EBITDA or plus rent expenses to 4.25 times EBITDA plus rent expense at June 30, 2002. The Company's ratio was 4.37 times EBITDA plus rent expense at June 30, 2002. The Company is in compliance with all other bank covenant requirements.

     In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in 2002 on the $15,000,000 Term Loan Facility.

     The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2002 the Company's interest rate swap contract outstanding had a total notional amount of $12,857,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at June 30, 2002 was a liability of $376,000, net of taxes and is included as a component of Accumulated Other Comprehensive Loss, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

     In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. In May, 2001, the Company amended its $10,000,000 senior subordinated note. The amendment modified the principal repayments from two installments of $5,000,000 in 2004 and 2005 to two installments of $5,000,000 in 2006 and 2007. In addition, the interest rate on the note increased from 10% at June 30, 2001 to 12% at October 1, 2001. Payments on the note are subordinate to the Company's senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company's common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000 based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price on that date. The Company recorded a debt discount and allocated $899,000 of the proceeds of the transaction to the value of the warrants. This debt discount is being amortized to interest expense over the term of the note.

     Maturities of long-term obligations are as follows: $4,488,000 in 2003, $7,399,000 in 2004, $5,076,000 in 2005, $14,306,000 in 2006, and $8,948,000 in
2007 and thereafter.
                                      F-17

12. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows
(dollars in thousands):

                                           June 30, 2002         June 30, 2001
                                       -----------------     -----------------
Accounts payable                       $           2,349     $           2,105
Accrued payroll and related items                  1,805                 1,647
Accrued rent                                         424                   345
Accrued taxes                                        282                   186
Other accrued expense                              2,668                 2,395
                                       -----------------     -----------------
                                       $           7,528     $           6,678
                                       =================     =================


13. Cash Overdraft Liability:

     Cash overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company's banks. The overdrafts are funded, without bank finance charges, as soon as they are presented.

14. Lease Obligations:

     Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company's capital leases and noncancellable operating leases, excluding leases assigned, consisted of the following at June 30, 2002 (dollars in thousands):

Operating Leases
2003                                             $ 25,127
2004                                               24,520
2005                                               23,433
2006                                               21,937
2007                                               20,138
2008 and thereafter                               113,527
                                                 --------
Total minimum lease
    obligations                                  $228,682
                                                 ========

     Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $23,929,000, $21,469,000, and $17,596,000, for the years ended June 30, 2002, 2001 and 2000, These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs.

     The Company's tenancy under 17 leases have been assigned or sublet to third parties. If such parties default, the Company is contingently liable. Contingent future rental payments under the assigned leases are as follows (dollars in thousands):

2003                       $ 1,258
2004                       $ 1,239
2005                       $ 1,187
2006                       $   942
2007 and thereafter        $ 2,214

15. Stockholders' Equity:

Preferred Stock:

     In 1995, the Company issued 1,063,830 shares of the Company's Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Preferred Stock is convertible to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D are not entitled to dividends, unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.88 per share plus any unpaid dividends. At June 30, 2002 and 2001, 1,063,830 shares were outstanding.

     On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants for an aggregate purchase price of $2,500,000. The Series C Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company's Common Stock. Upon liquidation, the holders of shares of Series C Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. At June 30, 2002 and 2001, 2,500,000 shares were outstanding.

     The Series 1 Warrants are exercisable at $4.00 per share, subject to adjustment, and were to expire on August 19, 2001. On August 19, 2001, the holders of 125,000 Series 1 Warrants issued in connection with the Series C Convertible Preferred Stock exercised their warrants at $4.00 per share. The Series 2 Warrants have terminated pursuant to their terms.

     In 1993, the Company issued 2,484,320 shares of Company's Series A Convertible Preferred Stock for a purchase price of $1.00 per share. The Series A Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. Shares outstanding at June 30, 2002 and 2001 were 1,023,694. Each share of Series A Preferred Stock entitles the holder to an $.08 per share annual dividend.

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

     The Rights will not be exercisable unless a person or group acquires, or announces the intent to acquire beneficial ownership under certain circumstances. The Rights are redeemable for $.001 per Right at the option of the Board of Directors at any time prior to the close of business on the tenth business day after the announcement of a stock acquisition event. If not redeemed, the Rights will expire on May 31, 2010. Prior to the date upon which the rights would become exercisable under the Plan, the Company's outstanding stock certificates will represent both the shares of Common Stock and the Rights, and the Rights will trade only with the shares of Common Stock.

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

     In connection with a debt refinancing in August, 1995, the Company issued to Allied Capital Corporation warrants to acquire an aggregate of 309,042 shares of the Company's Common Stock at $7.52 per share.

     At June 30, 2002, 2001 and 2000, 840,267, 965,267, and 965,267 warrants were outstanding with an exercise price of $4.00 to $7.52 per share.

2000 Stock Option Plan for Consultants:

     In February 2000, the Company established the 2000 stock option plan for consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. At June 30, 2002 and 2001, 92,000 options have been granted under this plan. At June 30, 2002 and 2001, $55,000 and $29,000, respectively, in compensation expense have been recorded in accrued liabilities.

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

Option activity with respect to the Company's stock incentive plans and other employee options was as follows:

                                                                                      Weighted
                                                                                      Average
                                            Number                Range                Price
                                         ------------  ---------------------------   ----------
                                                              (in dollars)
Balance June 30, 1999                        836,804         3.75 to         16.44         6.39
                                         -----------   ----------    -------------   ----------
Granted                                      180,788         5.87 to          8.13         7.53
Exercised                                     (3,333)        5.06             5.06         5.06
Canceled                                     (33,467)        5.06 to         11.62         7.31
                                         -----------   ----------    -------------   ----------
Balance June 30, 2000                        980,792         3.75 to         16.44         6.88
                                         -----------   ----------    -------------   ----------
Granted                                      110,088         8.88             9.13         8.93
Exercised                                    (42,262)        4.68 to          6.00         5.13
Canceled                                     (87,968)        4.68 to         11.63         7.86
                                         -----------   ----------    -------------   ----------

Balance June 30, 2001                        960,650         3.75 to         16.44         7.16
                                         -----------   ----------    -------------   ----------
Granted                                      140,000         5.85 to          8.00         5.93
Exercised                                   (207,392)        4.69 to          5.75         4.87
Canceled                                     (65,021)        3.75 to         11.63         5.31
                                         -----------   ----------    -------------   ----------

Balance June 30, 2002                        828,237         3.75 to         16.44         7.36
                                         ===========   ==========    =============   ==========

     Of the 140,000 options granted during 2002 50,000 options were granted outside of the Company's stock incentive plans. At June 30, 2002 and June 30, 2001, 554,273 and 571,002 shares, respectively, remained available for options or stock grants under the 1995 Stock Incentive Plan and 662,273 options were exercisable under such Plan and earlier stock option plans.

     The Company has adopted the disclosure only provisions of SFAS No. 123 Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

                                     For the Year ended June 30,
                               ---------------------------------------
                                    2002        2001         2000

Net income:
-    as reported                 $   2,834    $  1,501     $  2,478
-    pro forma                   $   2,432    $    897     $  2,157

Basic earnings per share
-    as reported                 $    0.44    $   0.24     $   0.40
-    pro forma                   $    0.38    $   0.15     $   0.35

Diluted earnings per share
-    as reported                 $    0.38    $   0.20     $   0.33
-    pro forma                   $    0.32    $   0.12     $   0.29

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                      2002             2001
                                                      ----             ----
Expected dividend yield                                  0%              0%
Expected stock price volatility                      36.07%          44.24%
Risk-free interest rate                               4.44%           5.77%
Expected life of options                            3 years         3 years

16. Other (Income) Expense:

Other (income) expense consists of the following (dollars in thousands):

                                                             Year Ending June 30,
                                                 ----------------------------------------------
                                                      2002           2001            2000
                                                 -------------- -------------- ----------------
Interest income                                 $         (161)          (426)           (118)
Rental income (expense)                                     11            (39)            (46)
Depreciation related to rental properties                   29             18              17
Gain on settlement of note payable                        (383)             -               -
Transaction costs                                          344              -               -
Other                                                        -             23               2
                                                 -------------- -------------- ----------------
                                                $         (160)          (424)           (145)
                                                 ============== ============== ================

17. Income Taxes:

Current tax provision (dollars in thousands):

                                                                    Year Ending June 30,
                                                      --------------------------------------------------
                                                           2002             2001              2000
                                                      ---------------  ---------------   ---------------
Federal                                               $        1,070   $          788    $          902

State                                                            166              115              (79)

                                                      ---------------  ---------------   ---------------
                                                               1,236              903               823

Deferred tax provision                                           732              451               970
                                                      ---------------  ---------------   ---------------
                                                      $        1,968   $        1,354    $        1,793
                                                      ===============  ===============   ===============

The difference between the actual income tax rate and the statutory U.S. federal income tax rate is attributable to the following (dollars in thousands):

                                                                    Year Ending June 30,
                                                      --------------------------------------------------
                                                            2002             2001              2000
                                                      ---------------  ---------------   ---------------
U.S. federal statutory rate                           $        1,681   $          984    $        1,495

State taxes, net of federal tax benefit                           83               70               128

Goodwill and other                                               204              300               170

                                                      ---------------  ---------------   ---------------
                                                      $        1,968   $        1,354    $        1,793
                                                      ===============  ===============   ===============

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows (dollars in thousands):

                                                                    Year Ending June 30,
                                                      --------------------------------------------------
                                                                2002             2001              2000
                                                      --------------------------------------------------
                                                                  tax assets (liabilities)
Goodwill amortization                                $       (2,242) $          (702) $           (468)

Depreciation                                                      21            (264)             (174)

Provision for school closings and
   other restructuring                                             -                -                60

AMT credit carryforward and state
   net operating losses                                          986              647               732

Other                                                            184                -                 -

                                                      --------------- ---------------- -----------------
                                                             (1,051)            (319)               150
                                                      --------------- ---------------- -----------------
Valuation allowance                                            (141)            (141)             (141)
                                                      --------------- ---------------- -----------------
Net deferred tax (liability) asset                   $       (1,192) $          (460) $               9
                                                      =============== ================ =================

     A valuation allowance was established against the Company's deferred tax asset related to state tax net operating loss carryforwards due to the Company's lack of earnings history of certain of the Company's subsidiaries in those states and, accordingly, the uncertainty as to the realizability of the asset.

     The Company has state net operating loss carryforwards aggregating to approximately $6,938,000 as of June 30, 2002, which can be carried forward from seven to twenty years depending on the state and will expire between 2005 and 2020, if not utilized.

18.  Employee Benefit Plans:

     The Company has a 401(k) Plan whereby eligible employees may elect to enroll after one year of service. The Company matches 25% of an employee's contribution to the Plan of up to 6% of the employee's salary. The Company's matching contributions under the Plan were $269,000, $238,000, and $169,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

19. Fair Value of Financial Instruments:

     Fair value estimates, methods and assumptions are set forth below for Nobel's financial instruments at June 30, 2002, and June 30, 2001.

     Cash and cash equivalents, receivables, investments and current liabilities: Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at June 30, 2002 and 2001 because of the short-term maturity of these instruments. The fair value of Nobel's investments is not readily determinable as the related securities are not actively traded.

     The fair value of the $2,600,000 note receivable from TES exceeds its carrying value. (see Note 10). This represents management's best estimate using TES's latest available financial projections.

     Long-term debt: Based on recent market activity, the carrying value of Nobel's 12% senior subordinated notes of $9,614,000 at June 30, 2002 and $9,486,000 at June 30, 2001, approximated market value. The carrying values for

Nobel's remaining long-term debt of $30,603,000 and $33,869,000 at June 30, 2002 and 2001, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

     Interest rate instruments: The fair value of the interest rate swap is the estimated amounts that the Company would pay or receive to terminate the instrument at June 30, 2001, estimated by discounting expected cash flows using quoted market interest rates. At June 30, 2002, the Company would have had to pay $637,000 to terminate the interest rate swap.

20. Commitments and Contingencies:

     In addition to the legal proceedings described below in Note 22, the Company is engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters above will not have a material adverse effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

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

     The Company also has significant commitments with certain of its executives that would be triggered upon a change in control or certain termination events as discussed in Part III of report on Form 10-K contained herein.

21. Related Party Transactions:

     In June 2001, the Company sold a school property in Manalapan, New Jersey, to Mr. A. J. Clegg, d/b/a Tiffany Leasing, a Pennsylvania sole proprietorship, in a transaction approved by the Board of Directors. The purchase price for the property was $3,857,000, based on the appraised value of the property as determined by an independent third party appraiser. Simultaneously with the closing of the sale, the Company leased the property back from Tiffany Leasing under a 20-year lease, with an initial annual rent of approximately $450,000 per year. The Company is responsible for all costs of the property, including maintenance, taxes and insurance. The Company also has two 5-year options to renew the lease at the end of the original lease term. Apart from increasing the length of the original lease term, the terms and conditions of the purchase and lease are substantially the same as the final terms and conditions previously negotiated by the Company with a disinterested third party which had been interested in buying and leasing the property, but which did not ultimately consummate the transaction for reasons unrelated to the Company or the proposed terms.

22. Segment Information:

     The Company manages its schools based on 3 geographical regions within the United States. In FY 2000 the Company acquired Houston Learning Academy and The Activities Club and began managing charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under Statement of Financial Accounting Standards 131, Disclosures about Segments of an Enterprise and Related Information and are reflected in the "other" category. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

The table below presents information about the reported operating income of the company for the fiscal years ended June 30, 2002, 2001 and 2000, (dollars in thousands):

                                    Private
                                    Schools         Other       Corporate       Total
                                  -----------     ---------   ------------   ------------
     June 30, 2002
     -----------------
     Revenues                     $   146,717         9,562              -        156,279
     School operating profit      $    19,507           582              -         20,089
     Depreciation and
        amortization              $     4,819           852            404          6,075
     Goodwill                     $    46,428         1,948              -         48,376
     Segment assets               $    82,505        14,532          5,943        102,980

     June 30, 2001
     -----------------
     Revenues                     $   139,726         8,226              -        147,952
     School operating profit      $    17,945           221              -         18,166
     Depreciation and
        amortization              $     5,983           603            475          7,061
     Goodwill                     $    46,428         1,948              -         48,376
     Segment assets               $    80,798        14,257          6,729        101,784

     June 30, 2000
     -----------------
     Revenues                     $   125,176         2,231              -        127,407
     School operating profit      $    16,910           419              -         17,329
     Depreciation and
        amortization              $     5,739            87            473          6,299
     Goodwill                     $    47,196         2,299              -         49,495
     Segment assets               $    83,426         8,881          6,311         98,618

23. Subsequent events:

     The Stockholder Rights Plan was amended on August 4, 2002, and August 5, 2002, by Amendment No. 1 and Amendment No. 2, respectively, as part of the negotiation and execution of the Agreement and Plan of Merger, dated as of August 5, 2002 (the "Merger Agreement"), with Socrates Acquisition Corporation ("Socrates"), a corporation newly formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. (collectively, the "Buying Group"), both of which are engaged principally in the business of investing in companies.

     On August 5, 2002, the Company entered into the Merger Agreement. Under the Merger Agreement, Socrates will be merged into the Company, with the Company as the surviving corporation (the "Merger"). If the Merger is completed, each issued and outstanding share of the Company's common stock and preferred stock (calculated on an as-converted basis to the nearest one-hundredth of a share) will be converted into the right to receive $7.75 in cash, without interest, except for certain shares and options held by the the Company's directors and executive officers identified in the merger agreement as a rollover stockholder, which will continue as, or be converted into, equity interests of the surviving corporation. In addition, if the Merger is completed, each outstanding option and warrant that is exercisable as of the effective time of the Merger will be canceled in exchange for (1) the excess, if any, of $7.75 over the per share exercise price of the option or warrant multiplied by (2) the number of shares of common stock subject to the option or warrant exercisable as of the effective time of the merger, net of any applicable withholding taxes. Following the Merger, the Company will continue its operations as a privately held company. The Merger is contingent upon satisfaction of a number of conditions, including approval of the Company's stockholders, the receipt of regulatory and other approvals and consents, the absence of any pending or threatened actions that would prevent the consummation of the transactions contemplated by the merger agreement and receipt of financing. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of the Company, under the direction of the Company's Board of Directors, will continue to manage the Company as an ongoing business.

     It is currently anticipated that the total amount of funds necessary to complete the Merger and the related transactions is approximately $108,900,000 (assuming that no NLCI stockholders exercise and perfect their appraisal rights). The Buying Group has received commitments, subject to various conditions, from financial institutions in an aggregate amount sufficient, taking into account the amounts to be contributed as equity financing, to fund these requirements. The receipt of third-party financing is a condition to completion of the Merger. Of this amount, $47,500,000 is expected to be funded from an equity investment in the Company by Socrates and stockholders who are converting their shares into equity interests in the surviving corporation and an additional $50,000,000 is expected to be funded through new credit facilities. These funds are expected to be used to pay NLCI's stockholders and certain option holders and warrant holders, other than stockholders who are converting their shares into equity interests in the surviving corporation, to refinance debt, and to pay fees and expenses related to the Merger. Following completion of the Merger, the senior secured credit facility and the senior subordinated notes are expected to be repaid through cash flow generated from operations in the ordinary course of business and/or through refinancing.

     The Company's Board of Directors, acting upon the unanimous recommendation of the Special Committee of the Board comprised of three disinterested directors, approved the transaction. In reaching its decision, the Special Committee and the Board received a fairness opinion from the Company's financial advisor, Legg Mason Wood Walker, Incorporated.

     The Company anticipates that it will expense in the first and second quarter of fiscal 2003 approximately $800,000 of legal, professional and other registration fees incurred in connection with the Merger.

     On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff seeks to represent a putative class consisting of the public stockholders of the Company. Named as defendants in the complaint are the Company, members of the Company Board of Directors and one former member of the Company's Board of Directors. The plaintiff alleges, among other things, that the Merger is unfair and that the Company's directors breached their fiduciary duties by failing to fully disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. The Company was served with the complaint on August 22, 2002.

24.  Quarterly Results of Operations (unaudited):
     In thousands, except per share data and market price of stock)

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

                                          Operating     Net income   Earnings (loss) per share         Market price
                                                                     -------------------------    ---------------------
                            Revenue         Profit        (loss)         Basic        Diluted        High         Low
                          -----------    ------------   ----------   --------------  ---------    ----------   --------
Fiscal 2002  (1)
----------------
September 30, 2001        $   34,423     $        (39)  $     (540)  $      (0.09)   $   (0.09)   $   9.000    $  6.250
December 31, 2001             39,892            2,530          946           0.15         0.13        8.250       4.800
March 31, 2002                40,737            2,633        1,032           0.16         0.14        7.480       5.050
June 30, 2002                 41,227            3,189        1,396           0.22         0.18        7.230       5.150


Fiscal 2001 (2)
---------------
September 30, 2000            31,530             (495)      (1,111)         (0.19)       (0.19)      10.000       7.750
December 31, 2000             37,673            1,985          595           0.10         0.08        8.875       4.688
March 31, 2001                39,204            2,584          820           0.13         0.11       10.250       5.516
June 30, 2001                 39,552            3,094        1,201           0.20         0.16       10.000       7.550


 (1) Results for Fiscal 2002 reflect the adoption of FAS 142 which excludes goodwill amortization

 (2) Results for Fiscal 2001 have been restated to reflect the adoption of SAB 101, Revenue Recognition in the first quarter of Fiscal 2001.