Form 10-Q
period 2002-09-30
NOBEL LEARNING COMMUNITIES INC
filed 2002-11-15
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          ----       OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:             September 30, 2002

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

                                               Yes  X       No_____
                                                  -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,554,966 shares of Common Stock outstanding at November 8, 2002.

                               INDEX TO FORM 10-Q

                        Nobel Learning Communities, Inc.

                                                                                         Page
PART I.  FINANCIAL INFORMATION                                                          Number
                                                                                        ------
Item 1.  Financial Statements

         Consolidated Balance Sheets,
         September 30, 2002 (unaudited) and June 30, 2002 ...........................     2

         Consolidated Statements of Income for the
         three months ended September 30, 2002 (unaudited)
         and 2001 (unaudited) .......................................................     3

         Consolidated Statements of Cash Flows for the
         three months ended September 30, 2002 (unaudited)
         and 2001 (unaudited) .......................................................     4

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the three months Ended September 30,
         2002 (unaudited) ...........................................................     5

         Notes to Consolidated Interim Financial Statements .........................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............................    11

Item 3   Quantitative and Qualitative Disclosures About Market Risk... ..............    18

Item 4   Controls and Procedures ....................................................    19


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...........................................    20

PART I

Financial Information

Recent Developments

     Nobel Learning Communities, Inc. ("NLCI" or "the Company") has entered into an Agreement and Plan of Merger, dated as of August 5, 2002, with Socrates Acquisition Corporation ("Socrates"), a corporation formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. (the "Buying Group"), both of which are engaged principally in the business of investing in companies. The Agreement and Plan of Merger (as amended by a First Amendment thereto, dated as of October 2, 2002, the "Merger Agreement") contemplates that Socrates will be merged into NLCI, with NLCI as the surviving corporation (the "Merger"). If the Merger is completed, each issued and outstanding share of NLCI common stock and preferred stock (calculated on an as-converted basis to the nearest one-hundredth of a share) will be converted into the right to receive $7.75 in cash, without interest, except for certain shares and options held by the NLCI directors and executive officers identified in the Merger Agreement as a rollover stockholder, which will continue as, or be converted into, equity interests of the surviving corporation. In addition, if the Merger is completed, each outstanding option and warrant that is exercisable as of the effective time of the Merger will be canceled in exchange for (1) the excess, if any, of $7.75 over the per share exercise price of the option or warrant multiplied by (2) the number of shares of common stock subject to the option or warrant exercisable as of the effective time of the Merger, net of any applicable withholding taxes. Following the Merger, NLCI will continue its operations as a privately held company. The Merger is contingent upon satisfaction of a number of conditions, including approval of NLCI's stockholders, the receipt of regulatory and other approvals and consents, the absence of any pending or threatened actions that would prevent the consummation of the transactions contemplated by the merger agreement and receipt of financing. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of NLCI, under the direction of the NLCI Board of Directors, will continue to manage NLCI as an ongoing business.

     The Company has received new information regarding the Merger with Socrates. Under the Merger Agreement, Socrates' obligation to consummate the Merger is subject to its ability to obtain financing, and at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions.

     Socrates has advised the special committee of the Company's board of directors formed in connection with the Merger that Socrates does not believe the contemplated merger consideration will be financeable at $7.75 per share. Socrates has not requested that the Company agree to terminate the Merger Agreement, and has also stated that, in the event the Merger does not take place, it is considering proposing an alternative equity financing transaction with the Company.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

Certain statements set forth in this 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, whether and when the Merger will be consummated, the Company's outlook for the fiscal year ended June 30, 2003 ("Fiscal 2003"), other statements in this report other than historical facts relating to the financial conditions, results of operations, plans, objectives, future performance and business of the Company. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on management's currently available operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believe that its assumptions are reasonable, readers are cautioned that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors set forth throughout this 10-Q. With respect to any forward-looking statements regarding the Merger, these factors include, but are not limited to, the risks that stockholder approval, financing and regulatory and other governmental and third-party clearances and consents may not be obtained in a timely manner or at all and that other conditions to the Merger may not be satisfied.

                Nobel Learning Communities, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                   (unaudited)
Current Assets                                                                  September 30, 2002   June 30, 2002
-------------------------------------------                                     ------------------   -------------
  Cash and cash equivalents                                                     $            1,800   $       1,787
  Accounts receivable, less allowance for doubtful accounts
  of $509 and $468 at September 2002 and June 2002, respectively                             2,712           2,685
  Notes receivable                                                                             260             251
  Prepaid rents                                                                              2,227           2,408
  Other prepaid expenses                                                                     2,257           2,543
                                                                                ------------------   -------------
Total Current Assets                                                                         9,256           9,674
                                                                                ------------------   -------------

Property, & equipment at cost                                                               67,956          66,047
Accumulated depreciation                                                                   (27,831)        (26,458)
                                                                                ------------------   -------------
Total property and equipment                                                                40,125          39,589

Goodwill                                                                                    48,376          48,376
Intangible assets, net                                                                       1,046           1,145
Investment                                                                                   2,600           2,600
Deposits and other assets                                                                    1,543           1,596
                                                                                ------------------   -------------
Total Assets                                                                    $          102,946   $     102,980
                                                                                ==================   =============
Liabilities and Stockholders' Equity
-------------------------------------------
Current portion of long-term obligations                                        $            5,217   $       4,488
Current portion of swap contract                                                                96              63
Cash overdraft liability                                                                     1,122           3,564
Accounts payable and other current liabilities                                               6,662           7,528
Unearned income                                                                             12,714           7,356
                                                                                ------------------   -------------

Total Current Liabilities                                                                   25,811          22,999
                                                                                ------------------   -------------

Long-term obligations                                                                       24,542          25,411
Long-term subordinated debt                                                                 10,228          10,318
Swap contract                                                                                  478             313
Deferrred gain on sale/leaseback                                                                21              28
Deferred taxes                                                                               1,192           1,192
Minority interest in consolidated subsidiary                                                   236             232
                                                                                ------------------   -------------

Total Liabilities                                                                           62,508          60,493

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,587,464 at September 30, 2002, and June 30, 2002;
  $5,524 aggregate liquidation preference at September 30, 2002                                  5               5
  and June 30, 2002.

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 6,554,966 at September 30, 2002 and 6,544,953 at June 30, 2002.                    6               6
Treasury Stock, cost; 230,510 shares                                                        (1,375)         (1,375)
Additional paid in capital                                                                  41,415          41,389
Retained earnings                                                                              961           2,838
Accumulated other comprehensive loss                                                          (574)           (376)
                                                                                ------------------   -------------
Total Stockholders' Equity                                                                  40,438          42,487
                                                                                ------------------   -------------
Total Liabilities & Stockholders' Equity                                        $          102,946   $     102,980
                                                                                ==================   =============

    The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities Inc. and Subsidiaries
                        Consolidated Statements Of Income
             for the three months ended September 30, 2002 and 2001
                 (Dollars in thousands except per share amounts)
                                   (unaudited)

                                                                                       2002            2001
                                                                                 ----------      ----------
Revenues                                                                         $   34,813      $   34,369

Total operating expenses                                                             33,426          31,473
                                                                                 ----------      ----------

School operating profit                                                               1,387           2,896

General and administrative expenses                                                   2,711           2,771
                                                                                 ----------      ----------
   Operating (loss) income                                                           (1,324)            125

Interest expense                                                                        872             949
Other expense (income)                                                                  436             (82)
Minority interest in earnings of consolidated subsidiary                                  5              10
                                                                                 ----------      ----------

Loss before taxes                                                                    (2,637)           (752)

Income tax benefit                                                                   (1,081)           (308)
                                                                                 ----------      ----------

Net loss from continuing operations                                                  (1,556)           (444)

Loss from discontinued operations, net of income tax
   benefits of $209 and $67, September 2002 and 2001, respectively                     (301)            (96)

                                                                                 ----------      ----------
Net loss                                                                         $   (1,857)     $     (540)
                                                                                 ==========      ==========

Preferred stock dividends                                                                21              21
                                                                                 ----------      ----------

Net loss available to common stockholders                                        $   (1,878)     $     (561)
                                                                                 ==========      ==========

Basic loss per share:
Continuing operations                                                                 (0.25)          (0.07)
Discontinued operations                                                               (0.05)          (0.02)
                                                                                 ==========      ==========
Loss per share                                                                   $    (0.30)     $    (0.09)
                                                                                 ==========      ==========


The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
             for the three months ended September 30, 2002 and 2001
                             (Dollars in thousands)
                                   (unaudited)

                                                                           2002            2001
                                                                   -------------   -------------
Net Cash Provided By Operating Activities                          $      4,901    $      6,895

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                                           -             531
  Capital expenditures                                                   (2,147)         (2,695)
  Cash payments on note receivable                                          (42)           (160)
  Advance on note receivable                                                  -           1,736
                                                                   --------------  -------------

Net Cash Used In Investing Activities:                                   (2,189)           (588)
                                                                   --------------  -------------

Cash Flows From Financing Activities:

  Proceeds from long term debt                                              541             650
  Repayment of long term debt                                              (535)         (1,769)
  Repayment of subordinated debt                                           (231)         (1,137)
  Repayment of capital lease obligation                                     (36)              -
  Proceeds from exercise of stock options and warrants                       25             440
  Payments of dividends on preferred stock                                  (21)            (21)
  Cash Overdraft                                                         (2,442)         (4,355)
                                                                   --------------  -------------

Net Cash (Used in) Provided by Financing Activities:                     (2,699)         (6,192)
                                                                   --------------  -------------

Net increase (decrease) in cash and cash equivalents                         13             115

Cash and cash equivalents at the beginning of the period                  1,787           1,321
                                                                   --------------  -------------

Cash and cash equivalents at the end of the period                 $      1,800    $      1,436
                                                                   ==============  =============

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) For the Year Ended June 30, 2002 and the Three Months Ended September 30, 2002
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                                    Treasury and  Retained    Accumulated
                                                                          Additional   Common     Earnings/     Other
                                       Preferred Stock     Common Stock    Paid-In     Stock     Accumulated Comprehensive
                                       ---------------     ------------
                                       Shares   Amount    Shares   Amount  Capital    Issuable     Deficit       Loss       Total
                                       -------  ------  ---------  ------  -------    --------     -------      ------     --------
June 30, 2002                         4,587,464 $    5  6,544,953  $    6  $41,389    $ (1,375)    $ 2,838      $ (376)    $ 42,487
Comprehensive income:
   Net income                                                                                       (1,856)                $ (1,856)
   Swap contract                                                                                                  (198)        (198)
                                                                                                                           --------
Total comprehensive income                                                                                                 $ (2,054)
Stock options and warrants
  exercised and related tax benefit           -      -     10,013       -       26           -           -                 $     26
Preferred dividends                           -      -          -       -        -           -         (21)          -          (21)
                                      --------- ------  ---------  ------  -------    --------     -------      ------     --------

September 30, 2002                    4,587,464 $    5  6,554,966  $    6  $41,415    $ (1,375)    $   961      $ (574)    $ 40,438
                                      ========= ======  =========  ======  =======    ========     =======      ======     ========

        The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form
            10-K are an integral part of these financial statements

                NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
             for the three months ended September 30, 2002 and 2002
                                   (unaudited)

Note 1 - Basis of Presentation

     The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

     Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

     Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company's business strategy with respect to expansion into new and existing markets, the Company's debt and related financial covenants, difficulties in managing the Company's growth including attracting and retaining qualified personnel, a large portion of the Company's assets represent goodwill, increased competition, changes in government policy and regulation, ability to obtain additional capital required to fully implement the Company's business plan, and the Company's investment in Total Education Solutions, Inc.

Note 2 - Merger Agreement

     The Stockholder Rights Plan was amended on August 4, 2002, and August 5, 2002, by Amendment No. 1 and Amendment No. 2, respectively, as part of the negotiation and execution of the Agreement and Plan of Merger, dated as of August 5, 2002 (as amended by the First Amendment thereto, dated as of October 2, 2002, the "Merger Agreement"), with Socrates Acquisition Corporation ("Socrates"), a corporation formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. (collectively, the "Buying Group"), both of which are engaged principally in the business of investing in companies.

     The Merger Agreement contemplates that, Socrates will be merged into the Company, with the Company as the surviving corporation (the "Merger"). If the Merger is completed, each issued and outstanding share of the Company's common stock and preferred stock (calculated on an as-converted basis to the nearest one-hundredth of a share) will be converted into the right to receive $7.75 in cash, without interest, except for certain shares and options held by the Company's directors and executive officers identified in the Merger Agreement as a rollover stockholder, which will continue as, or be converted into, equity interests of the surviving corporation. In addition, if the Merger is completed, each outstanding option and warrant that is exercisable as of the effective time of the Merger will be canceled in exchange for (1) the excess, if any, of $7.75 over the per share exercise price of the option or warrant multiplied by (2) the number of shares of common stock subject to the option or warrant exercisable as of the effective time of the

Merger, net of any applicable withholding taxes. Following the Merger, the Company will continue its operations as a privately held company. The Merger is contingent upon satisfaction of a number of conditions, including approval of the Company's stockholders, the receipt of regulatory and other approvals and consents, the absence of any pending or threatened actions that would prevent the consummation of the transactions contemplated by the merger agreement and receipt of financing. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of the Company, under the direction of the Company's Board of Directors, will continue to manage the Company as an ongoing business.

     It is currently anticipated that the total amount of funds necessary to complete the Merger and the related transactions is approximately $108,900,000 (assuming that no NLCI stockholders exercise and perfect their appraisal rights). The Buying Group has received commitments, subject to various conditions, from financial institutions in an aggregate amount sufficient, taking into account the amounts to be contributed as equity financing, to fund these requirements. The receipt of third-party financing is a condition to completion of the Merger. Of this amount, $47,500,000 is expected from an equity investment in the Company by Socrates and stockholders who are converting their shares into equity interests in the surviving corporation and an additional $50,000,000 is expected to be funded through new credit facilities. These funds are expected to be used to pay NLCI's stockholders and certain option holders and warrant holders, other than stockholders who are converting their shares into equity interests in the surviving corporation, to refinance debt, and to pay fees and expenses related to the Merger. Assuming completion of the Merger the senior secured credit facility and the senior subordinated notes are expected to be repaid through cash flow generated from operations in the ordinary course of business and/or through refinancing.

     The Company's Board of Directors, acting upon the unanimous recommendation of the Special Committee of the Board comprised of three disinterested directors, approved the Merger. In reaching its decision, the Special Committee and the Board received a fairness opinion from the Company's financial advisor, Legg Mason Wood Walker, Incorporated.

     The Company has received new information regarding the Merger with Socrates. Under the Merger Agreement, Socrates' obligation to consummate the Merger is subject to its ability to obtain financing, and at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions.

     Socrates has advised the special committee of the Company's board of directors formed in connection with the Merger that Socrates does not believe the contemplated merger consideration will be financeable at $7.75 per share. Socrates has not requested that the Company agree to terminate the Merger Agreement, and has also stated that, in the event the Merger does not take place, it is considering proposing an alternative equity financing transaction with the Company.

     The Company anticipates that it will expense in Fiscal 2003 approximately $800,000 of legal, professional and other registration fees incurred in connection with the Merger. During the first quarter ended September 30, 2002, the Company recorded expenses related to the Merger of $418,000 in other expense (income).

     On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff in that action seeks to represent a putative class consisting of the public stockholders of the Company. Named as defendants in the complaint are the Company, members of the Company Board of Directors and one former member of the Company's Board of Directors. The plaintiff alleges, among other things, that the Merger is unfair and that the Company's directors breached their fiduciary duties by failing to fully disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. The Company was served with the complaint on August 22, 2002. The Company believes that this lawsuit is without merit and intends to defend the case vigorously.

Note 3 - Earnings Per Share

     Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the three months ended September 30, 2002 and 2001, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

                                      For the Three Months September 30,
                                      ----------------------------------
                                              2002                  2001
                                      ----------------------------------
Basic (loss) earnings per share
-------------------------------

Net loss                              $     (1,857)           $     (540)

Less preferred dividends              $         21            $       21
                                      ----------------------------------
Net loss available for
common stock                          $     (1,878)           $     (561)
                                      ==================================
Average common stock
outstanding                           $      6,324            $    6,075

Basic loss per share                  $      (0.30)           $    (0.09)
                                      ==================================

Note 4. New Accounting Pronouncements

     In April 2002, the FASB issued SFAS 146, "Accounting for cost associated with exit or disposal activities". SFAS 146 establishes guidelines for the recognition and measurement of those cost, is effective as of January 1, 2003 and is not expected to have a material impact on our consolidated financial statements.

Note 5. Sarasota Operations

     During the first quarter of Fiscal 2003, the Company discontinued the operations of a school in Sarasota, Florida. As a result, the Company is accounting for the closure as a discontinued operation in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets", as the Company does not have any other schools in the Sarasota area. During the first quarter of Fiscal Year 2003, the Company recorded $301,000, net of tax for current year operating losses and the write-off of certain fixed assets. The total loss is recorded as a loss from discontinued operations as of September 30, 2002. In addition, the Company has approximately $657,000 of leasehold improvements remaining which are reflected in the balance sheet as of September 30, 2002.

Note 6 - Segment Information

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

     The table below presents information about the reported operating income of the Company for the nine months and the three months ended September 30, 2002 and 2001. (dollars in thousands):

                                                 Private
                                                 Schools         Other       Corporate        Total
                                               ------------  ------------ ---------------  -----------
September 30, 2002
-------------------------------------
Revenues                                      $    32,524          2,289                        34,813
School operating profit                       $     1,288             99                         1,387
Depreciation and amortization                 $     1,229            221             96          1,546
Goodwill                                      $    46,428          1,948              -         48,376
Segment assets                                $    82,659         14,494          5,793        102,946

September 30, 2001
-------------------------------------
Revenues                                      $    32,447          1,922                        34,369
School operating profit                       $     2,864             32                         2,896
Depreciation and amortization                 $     1,170            183            100          1,453
Goodwill                                      $    46,428          1,948              -         48,376
Segment assets                                $    81,446         14,253          6,108        101,807

Note 7 - Intangible Assets

     Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 - 20 years.

At September 30, 2002 and June 30, 2002 the Company's intangibles assets were as follows (dollars in thousands):

                                              September 30, 2002       June 30, 2002
                                              ------------------       -------------
         Intangible assets
            Non-compete                                 $  2,493            $  2,493
            Other                                            901                 901
                                                        --------            --------
                                                           3,394               3,394
            Accumulated amortization                      (2,348)             (2,249)
                                                        --------            --------
                                                        $  1,046            $  1,145
                                                        ========            --------

Note 8 - Commitments and Contingenies

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company has entered into an Agreement and Plan of Merger, dated as of August 5, 2002, with Socrates Acquisition Corporation ("Socrates"), a corporation formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. (collectively with Gryphon Partners II-A, L.P., the "Buying Group"), both of which are engaged principally in the business of investing in companies. The Agreement and Plan of Merger (as amended by a First Amendment thereto, dated as of October 2, 2002, the "Merger Agreement") contemplates that Socrates will be merged into NLCI, with NLCI as the surviving corporation (the "Merger"). If the Merger is completed, each issued and outstanding share of NLCI common stock and preferred stock (calculated on an as-converted basis to the nearest one-hundredth of a share) will be converted into the right to receive $7.75 in cash, without interest, except for certain shares and options held by the NLCI directors and executive officers identified in the Merger Agreement as a rollover stockholder, which will continue as, or be converted into, equity interests of the surviving corporation. In addition, if the Merger is completed, each outstanding option and warrant that is exercisable as of the effective time of the Merger will be canceled in exchange for (1) the excess, if any, of $7.75 over the per share exercise price of the option or warrant multiplied by (2) the number of shares of common stock subject to the option or warrant exercisable as of the effective time of the Merger, net of any applicable withholding taxes. Following the Merger, NLCI will continue its operations as a privately held company. The Merger is contingent upon satisfaction of a number of conditions, including approval of NLCI's stockholders, the receipt of regulatory and other approvals and consents, the absence of any pending or threatened actions that would prevent the consummation of the transactions contemplated by the merger agreement and receipt of financing. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of NLCI, under the direction of the NLCI Board of Directors, will continue to manage NLCI as an ongoing business.

         It is currently anticipated that the total amount of funds necessary to complete the Merger and the related transactions is approximately $108,900,000 (assuming that no NLCI stockholders exercise and perfect their appraisal rights). The Buying Group has received commitments, subject to various conditions, from financial institutions in an aggregate amount sufficient, taking into account the amounts to be contributed as equity financing, to fund these requirements. The receipt of third-party financing is a condition to completion of the Merger. Of this amount, $47,500,000 is expected to be funded from an equity investment in the Company by Socrates and stockholders who are converting their shares into equity interest in the surviving corporation and an additional $50,000,000 is expected to be funded through new credit facilities including, senior and subordinated debt. These funds are expected to be used to pay NLCI's stockholders and certain option holders and warrant holders, other than stockholders who are converting their shares into equity interests in the surviving corporation , to refinance debt, and to pay fees and expenses related to the Merger. Assuming completion of the Merger, the new senior secured credit facility and the senior subordinated notes are expected to be repaid through cash flow generated from operations in the ordinary course of business and/or through refinancing.

         The Company has received new information regarding the Merger with Socrates. Under the Merger Agreement, Socrates' obligation to consummate the Merger is subject to its ability to obtain financing, and at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions.

     Socrates has advised the special committee of the Company's board of directors formed in connection with the Merger that Socrates does not believe the contemplated merger consideration will be financeable at $7.75 per share. Socrates has not requested that the Company agree to terminate the Merger Agreement, and has also stated that, in the event the Merger does not take place, it is considering proposing an alternative equity financing transaction with the Company.

         The Company anticipates that it will expense in Fiscal 2003 approximately $800,000 of legal, professional and other registration fees incurred in connection with the Merger. During the first quarter ended September 30, 2002, the Company recorded expenses related to the Merger of $418,000 in other expense (income).

Results of Operations

For the Quarter Ended September 30, 2002 vs. the First Quarter ended September 30, 2001

     At September 30, 2002, the Company operated 179 schools. Since September 30, 2001, the Company has opened 10 new schools: two elementary schools, seven preschools, and one specialty high school. The Company has also closed two schools during this period. Since June 2002, seven new schools were opened.

     Revenues for the first quarter ended September 30, 2002 increased $444,000 or 1.3% to $34,813,000 from $34,369,000 for the first quarter ended September 30, 2001. The increase in revenues is primarily attributable to the increase in revenue from new schools.

     Same school revenue (schools that were opened in both periods) decreased $375,000 or 0.9% in the first quarter ended September 30, 2002 as compared to the prior year. This decrease is primarily due to current economic conditions that are forcing parents to consider the amount of time spent in Company preschools (i.e. part-time vs. full-time) or choosing public school alternatives over Company elementary schools. The increase in revenues related to the 10 schools opened totaled $1,030,000. In addition, the decrease in revenues related to school closings were $211,000.

     School operating profit for the first quarter ended September 30, 2002 decreased $1,509,000 or 52.1% to $1,387,000 from $2,896,000 for the first quarter ended September 30, 2001. Total school operating profit margin decreased from 8.4% for the quarter ended September 30, 2001 to 4.0% for the quarter ended September 30, 2002.

     Same school operating profit decreased $1,032,000 or 32.8%. Same school operating profit margin decreased from 9.2% for the first quarter ended September 30, 2001 to 6.3% for the first quarter ended September 30, 2002. This decrease is primarily due to decreases in revenue and increases in insurance cost for health care benefits and property and casualty insurance. For the first quarter ended September 30, 2002, new schools incurred a loss of $618,000. School closings positively affected the change in school operating profit by $141,000.

     General and administrative expenses decreased $60,000 or 2.2% from $2,771,000 for the first quarter ended September 30, 2001 to $2,711,000 for the first quarter ended September 30, 2002. As a percentage of revenue, general and administrative expense was 7.8% for the quarter ended September 30, 2002 and 8.0% for the quarter ended September 30, 2001. This decrease in general and administrative expenses was primarily related to decreases in corporate personnel cost caused by attrition and reimbursement related to an insurance claim. These decreases were offset by an increase in corporate rent expense related to the relocation of the corporate office.

     As a result of the factors mentioned above, operating income decreased $1,449,000 from operating income of $125,000 for the quarter ended September 30, 2001 to a loss of $1,324,000 for the quarter ended September 30, 2002.

     During the quarter ending September 30, 2002, the Company expensed $418,000 associated with the Merger which costs are included in Other expense (income).

     For the first quarter of Fiscal 2003, EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) totaled $159,000 before Merger fee expenses of $418,000. This represents a decrease of $1,458,000 over the comparable period. EBITDA is not a measure of performance under generally accepted accounting principles. However, the Company and the investment community consider it an important calculation.

     Interest expense decreased $77,000 or 8.1% from $949,000 for the quarter ended September 30, 2001 to $872,000 for the quarter ended September 30, 2002. The decrease is due to decreased interest rates on the Company's credit facility and decreased borrowings on the Company's credit facility.

     Income tax benefit totaled $1,081,000 for the quarter ended September 30, 2002, which reflects a 41% effective tax rate.

     During the first quarter of Fiscal 2003, the Company discontinued the operations of a school in Sarasota, Florida. As a result, the Company is accounting for the closure as a discontinued operation in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets", as the Company does not have any other schools in the Sarasota area. During the first quarter of Fiscal 2003, the Company recorded $301,000, net of tax for current year operating losses and the write-off of certain fixed assets. The total loss is recorded as a loss from discontinued operations as of September 30, 2002. In addition, the Company has approximately $657,000 of leasehold improvements remaining which are reflected in the balance sheet as of September 30, 2002.

Liquidity and Capital Resources

     Management is pursuing a four-pronged growth strategy for the Company, which includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets,
(3) strategic acquisitions, and (4) development of new education businesses. The Company's principal sources of liquidity are (a) cash flow generated from operations, (b) future borrowings under the Company's $40.0 million Amended and Restated Loan and Security Agreement, (c) the use of site developers to build schools and lease them to the Company, and (d) issuance of subordinated indebtedness or shares of common stock to sellers in acquisition transactions. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school. In order for the Company to continue its growth strategy, the Company will continue to seek additional funds through debt and equity financing.

Fiscal 2003 Cash Flows

     Total cash and cash equivalents increased $13,000 from $1,787,000 at June 30, 2002 to $1,800,000 at September 30, 2002. The net increase was primarily related to cash provided from operations totaling $4,901,000. These sources of cash were offset by $2,147,000 in capital expenditures, a decrease in cash overdraft liability of $2,442,000 and repayments of subordinated debt of $231,000.

     The working capital deficit increased $3,230,000 from $13,325,000 at June 30, 2002 to $16,555,000 at September 30, 2002. The increase is primarily the result of an increase of $729,000 in current maturities of long-term debt and an increase in unearned income totaling $5,358,000. This increase was offset by an decrease in the cash overdraft liability of $2,442,000. The increase in unearned income is related to the prepayment of annual and semi-annual tuition by parents and by registration fees collected at the beginning of the school year.

     The Company anticipates that in the current economic conditions its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures, and renovations and the building of new schools during Fiscal 2003. In addition, the Company is actively marketing approximately $6 million in real estate for a potential sale.

Long-Term Obligations and Commitments

     In May 2001, the Company entered into its current Amended and Restated Loan and Security Agreement which increased the Company's borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until April 2003. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2004. In addition, the credit facilities provide that the Company must meet or exceed defined interest coverage ratios and must not exceed leverage ratios. The Company is currently in compliance with such covenants. If the Company were to experience a reduction of $300,000 in EBITDA (defined as earnings before interest, income taxes, depreciation and amortization and a key measurement in the credit facilities for covenant compliance), noncompliance with some of the covenants may result.

     In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At September 30, 2002 the Company's interest rate swap contract outstanding had a total notional amount of $12,321,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at September 30, 2002 was a liability of $574,000, net of taxes and is included as a component of Accumulated Other Comprehensive Loss, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

       At September 30, 2002, a total of $28,222,000 was outstanding under the Amended and Restated Loan Agreement. The Company's loan covenants under its Amended and Restated Loan Agreement limit the amount of senior debt borrowings. At September 30, 2002, additional borrowings available under the Amended and Restated Loan Agreement was $1,125,000. At September 30, 2002, there was $2,625,000 outstanding under the Working Capital Credit Facility, $13,276,000 was outstanding under the Acquisition Credit Facility and $12,321,000 was outstanding under the Term Loan. In addition, the Company has $11,765,000 outstanding under subordinated debt agreement as well as significant commitments under operating lease agreements. The following is a summary of these obligations (dollars in thousands):

        Contractual Obligations                     Less than       2-4       Year 5 and
                                       Total          1 year       years        after
 Long-Term Obligations                    39,987          5,217       22,564      12,206

 Interest Rate Swap                          574             96          478
 Operating Leases *                      228,682         25,127       69,890     133,665

* - Based on amounts presented in Footnote 14 of our June 30, 2002 financial statements. These amounts have been updated for new leases entered into in fiscal year 2003.

         The Company announced on August 6, 2002 that it had entered into the Merger Agreement with Socrates. The Company has incurred, and will continue to incur, substantial fees for services in connection with the Merger Agreement. If the Merger is consummated, certain of these fees will be allocated to the equity and debt financing of the transaction. In the event the Merger is not consummated, these fees will be expensed at that time. The resulting writeoff may be material and may be sufficiently large that the Company will find itself out of compliance with the covenants associated with its existing senior debt. The Company cannot determine at this time whether any such write off would be material or would cause the Company to be in default under the credit facility with its senior lender.

       The Company also has significant commitments with certain of its executives that would be triggered upon a change in control or certain termination events.

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

       The Company's significant accounting policies are described in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The following accounting policies are considered critical to the preparation of the Company's financial statements due to the estimation processes and business judgment involved in their application.

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

Long Term Note Receivable

     The Company has a $2,600,000 note receivable pursuant to a Credit Agreement with Total Education Solutions ("TES") due May 2005, of which $2,250,000 is convertible into 30.0% ownership of TES. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). The proceeds received by TES have been used for the expansion of its product throughout California, and TES plans to enter other states. Although TES's revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

     As part of the Company's evaluation of the carrying value of TES, the Company considered a number of positive and negative factors affecting TES including:

     .   Operating results and outlook for TES;

     .   Expected future cash flows;

     .   Current conditions and trends in the industry;

     .   Other industry comparables; and

     .   The Company's plans and ability to continue to hold this investment.

     In evaluating the investment in TES, a discounted cash flow analyses was prepared for TES based on a recent financing discussion memorandum. The cash flow analyses indicated that the investment in TES has a value greater than the Company's current carrying value. In addition, the Company reviewed other objective evidence including recent comparable transactions similar to TES, industry publications supporting the market and growth rates and TES's ongoing discussions with third parties regarding additional financing.

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

Item 3    Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swaps agreements.

Interest Rates

     The Company's exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure due to rate changes on its 12.0%, $10,000,000 senior subordinated debt at September 30, 2002 and June 30, 2002. The Company also has no cash flow exposure on certain mortgages, notes payable and subordinate debt agreements aggregating $2,119,000 and $2,386,000 at September 30, 2002 and June 30, 2002, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $37,000 for the three months ended September 30, 2002 and 2001.

Interest Rate Swap Agreement

     In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, it entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At September 30, 2002 the Company's interest rate swap contract outstanding had a total notional amount of $12,321,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at September 30, 2002 was a liability of $574,000, net of taxes and is included as a component of Accumulated Other Comprehensive Loss, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

Item 4 Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

(i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part II

                                Other Information

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOBEL LEARNING COMMUNITIES, INC.


Dated: November 14, 2002                  By:   /s/ Robert E. Zobel
                                             -----------------------------------
                                          Robert E. Zobel
                                          Vice Chairman - Corporate Affairs and
                                          Chief Financial Officer
                                          (duly authorized officer and
                                                  principal financial officer)

CERTIFICATION
I, A.J. Clegg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nobel Learning Communities, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                          /s/ A. J. Clegg
                                          --------------------------------------
                                          A. J. Clegg
                                          Chief Executive Officer

CERTIFICATION
I, Robert E. Zobel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nobel Learning Communities, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                             /s/ Robert E. Zobel
                                             -----------------------------------
                                             Robert E. Zobel
                                             Chief Financial Officer

                                    Exhibits

Exhibit
Number         Description of Exhibit

Item 6.        Exhibits and Reports on Form 8-K

None