Form 10-Q
period 2002-12-31
NOBEL LEARNING COMMUNITIES INC
filed 2003-03-06
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:                      December 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

           For the transition period from ___________ to ____________

                         Commission File Number 1-10031

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

                                              Yes    X               No_______
                                                 -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,554,966 shares of Common Stock outstanding at February 24, 2002.

                               INDEX TO FORM 10-Q

                        Nobel Learning Communities, Inc.


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------
Item 1.  Financial Statements

         Consolidated Balance Sheets,
         December 31, 2002 (unaudited) and June 30, 2002 ...............    3

         Consolidated Statements of Operations for the
         six months ended December 31, 2002 (unaudited)
         and 2001 (unaudited) ..........................................    4

         Consolidated Statements of Operations for the
         three months ended December 31, 2002 (unaudited)
         and 2001 (unaudited) ..........................................    5

         Consolidated Statements of Cash Flows for the
         six months ended December 31, 2002 (unaudited)
         and 2001 (unaudited) ..........................................    6

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the six months Ended December 31,
         2002 (unaudited) ..............................................    7

         Notes to Consolidated Interim Financial Statements ............    8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................   13

Item 3   Quantitative and Qualitative Disclosures About Market Risk ....   22

Item 4   Controls and Procedures .......................................   23


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................   24

PART I

Financial Information

Recent Developments

     Nobel Learning Communities, Inc. ("NLCI" or "the Company") entered into an Agreement and Plan of Merger, dated as of August 5, 2002, with Socrates Acquisition Corporation ("Socrates"), a corporation formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. The Agreement and Plan of Merger (as amended by a First Amendment thereto, dated as of October 2, 2002, the "Merger Agreement") contemplated that Socrates would be merged into NLCI, with NLCI as the surviving corporation (the "Merger").

Under the Merger Agreement, Socrates' obligation to consummate the Merger was subject to its ability to obtain financing. Although at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions, Socrates did not receive the financing necessary to consummate the Merger. Accordingly, the Company terminated the Merger Agreement, in accordance with its terms, on February 3, 2003.

"Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

Certain statements set forth in this 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, whether and when the Merger will be consummated, the Company's outlook for the fiscal year ended June 30, 2003 ("Fiscal 2003"), other statements in this report other than historical facts relating to the financial conditions, results of operations, plans, objectives, future performance and business of the Company. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on management's currently available operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, readers are cautioned that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company's newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors set forth throughout this 10-Q. With respect to any forward-looking statements regarding the Merger, these factors include, but are not limited to, the risks that stockholder approval, financing and regulatory and other governmental and third-party clearances and consents may not be obtained in a timely manner or at all and that other conditions to the Merger may not be satisfied.

                Nobel Learning Communities, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (unaudited)

Current Assets                                                                  December 31, 2002     June 30, 2002
--------------                                                                  -----------------     -------------
  Cash and cash equivalents                                                     $           1,218     $       1,787
  Accounts receivable, less allowance for doubtful accounts
  of $575 and $468 at December 2002 and June 2002, respectively                             2,873             2,685
  Notes receivable                                                                            275               251
  Prepaid rents                                                                             2,245             2,408
  Other prepaid expenses                                                                    1,807             2,543
  Assets held for sale                                                                      3,850                 -
                                                                                -----------------     -------------
Total Current Assets                                                                       12,268             9,674
                                                                                -----------------     -------------
Property, & equipment at cost                                                              62,865            66,047
Accumulated depreciation                                                                  (29,014)          (26,458)
                                                                                -----------------     -------------
Total property and equipment                                                               33,851           39,589

Goodwill                                                                                   46,176            48,376
Intangible assets, net                                                                        955             1,145
Investment                                                                                  2,600             2,600
Deposits and other assets                                                                   1,386             1,596
                                                                                -----------------     -------------
Total Assets                                                                    $          97,236     $     102,980
                                                                                =================     =============

Liabilities and Stockholders' Equity
------------------------------------
Current portion of long-term obligations                                        $          31,552     $       4,488
Current portion of swap contract                                                               94                63
Cash overdraft liability                                                                    3,249             3,564
Accounts payable and other current liabilities                                              3,947             7,528
Unearned income                                                                             9,346             7,356
                                                                                -----------------     -------------
Total Current Liabilities                                                                  48,188            22,999
                                                                                -----------------     -------------

Long-term obligations                                                                           -            25,411
Long-term subordinated debt                                                                10,229            10,318
Swap contract                                                                                 468               313
Deferrred gain on sale/leaseback                                                               15                28
Deferred taxes                                                                              1,192             1,192
Minority interest in consolidated subsidiary                                                   84               232
                                                                                -----------------     -------------
Total Liabilities                                                                          60,176            60,493

Stockholders' Equity:
  Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,587,464 at December 31, 2002, and June 30, 2002;
  $5,524 aggregate liquidation preference at December 31, 2002
  and June 30, 2002.                                                                            5                 5

  Common Stock, $.001 par value, 20,000,000 shares authorized, issued and
  outstanding 6,554,966 at December 31, 2002 and 6,544,953 at June 30, 2002.                    6                 6

Treasury Stock, cost; 230,510 shares                                                       (1,375)           (1,375)
Additional paid in capital                                                                 41,415            41,389
Retained earnings                                                                          (2,429)            2,838
Accumulated other comprehensive loss                                                         (562)             (376)
                                                                                -----------------     -------------
Total Stockholders' Equity                                                                 37,060            42,487
                                                                                -----------------     -------------
Total Liabilities & Stockholders' Equity                                        $          97,236     $     102,980
                                                                                =================     =============

The accompanying notes and the notes in the financial statement included in the
    Registrant's Annual Report on the Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities Inc. and Subsidiaries
                      Consolidated Statements Of Operations
               for the six months ended December 31, 2002 and 2001
                 (Dollars in thousands except per share amounts)
                                   (unaudited)




                                                                                      2002        2001
                                                                                    --------    --------
Revenues                                                                            $ 75,018    $ 73,472

Total operating expenses                                                              68,767      64,712
                                                                                    --------    --------

School operating profit                                                                6,251       8,760

Goodwill impairment                                                                    2,200           -

Transaction related costs                                                              1,018           -

General and administrative expenses                                                    5,716       5,886
                                                                                    --------    --------
   Operating (loss) income                                                            (2,683)      2,874

Interest expense                                                                       1,689       1,872
Other expense (income)                                                                    14         (84)
Minority interest in earnings                                                             11          17
                                                                                    --------    --------
(Loss) income before taxes                                                            (4,397)      1,069

Income tax (benefit) expense                                                            (902)        437
                                                                                    --------    --------
Net (loss) income from continuing operations                                          (3,495)        632

Loss from discontinued operations, net of income
 tax benefits of $1,203 and $157 in 2002 and 2001, respectively                      (1,731)       (226)
                                                                                    --------    --------
Net (loss) income                                                                   $ (5,226)   $    406
                                                                                    --------    --------
Preferred stock dividends                                                                 41          41
                                                                                    --------    --------
Net (loss) income available to common stockholders                                  $ (5,267)   $    365
                                                                                    ========    ========
Basic (loss) income per share:
------------------------------
Continuing operations                                                                  (0.56)       0.10
Discontinued operations                                                                (0.27)      (0.04)
                                                                                    --------    --------
(Loss) income per share                                                             $  (0.83)   $   0.06
                                                                                    ========    ========

Dilutive income per share:
---------------------------------
Continuing operations                                                                   --          0.08
Discontinued operations                                                                 --         (0.03)
                                                                                    --------    --------
Income per share                                                                    $   --      $   0.05
                                                                                    ========    ========

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities Inc. and Subsidiaries
                      Consolidated Statements Of Operations
              for the three months ended December 31, 2002 and 2001
                 (Dollars in thousands except per share amounts)
                                   (unaudited)

                                                                      2002              2001
                                                             -------------     -------------
Revenues                                                     $      40,476     $      39,300

Total operating expenses                                            35,745            33,540
                                                             -------------     -------------

School operating profit                                              4,731             5,760

Goodwill impairment                                                  2,200                 -

Transaction related costs                                              600                 -

General and administrative expenses                                  3,005             3,115
                                                             -------------     -------------
   Operating (loss) income                                          (1,074)            2,645

Interest expense                                                       817               922
Other income                                                            (4)               (2)
Minority interest in earnings                                            6                 7
                                                             -------------     -------------

(Loss) income before taxes                                          (1,893)            1,718

Income tax expense                                                     126               704
                                                             -------------     -------------

Net (loss) income from continuing operations                        (2,019)            1,014

Loss from discontinued operations, net of income tax
   benefit of $939 and $47 in 2002 and 2001, respectively           (1,352)              (68)

                                                             -------------     -------------
Net (loss) income                                            $      (3,371)    $         946
                                                             =============     =============

Preferred stock dividends                                               21                21
                                                             -------------     -------------

Net (loss) income available to common stockholders           $      (3,392)     $        925
                                                             =============     =============

Basic (loss) income per share:
-----------------------
Continuing operations                                                (0.32)             0.16
Discontinued operations                                              (0.21)            (0.01)
                                                             -------------     -------------
(Loss) income per share                                      $       (0.53)    $        0.15
                                                             =============     =============

Dilutive income per share:
--------------------------
Continuing operations                                                    -              0.14
Discontinued operations                                                  -             (0.01)
                                                             -------------     -------------
Income per share                                             $           -     $        0.13
                                                             =============     =============

The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               for the six months ended December 31, 2002 and 2001
                             (Dollars in thousands)
                                   (unaudited)

                                                                   2002        2001
                                                                 -------     -------
Net Cash Provided By Operating Activities                        $ 2,093     $ 4,830

Cash Flows From Investing Activities:
  Proceeds from sale of real estate                                    -         532
  Capital expenditures                                            (3,589)     (5,127)
  Cash payments on note receivable                                     -       1,736
  Advance on note receivable                                         (85)       (314)
                                                                 -------     -------
Net Cash Used In Investing Activities:                            (3,674)     (3,173)
                                                                 -------     -------
Cash Flows From Financing Activities:

  Proceeds from long term debt                                     3,681       3,454
  Repayment of long term debt                                     (1,071)     (1,288)
  Repayment of subordinated debt                                  (1,036)     (2,151)
  Repayment of capital lease obligation                              (74)          -
  Proceeds from exercise of stock options and warrants                26         568
  Cash distribution of minority interest                            (158)        (63)
  Payments of dividends on preferred stock                           (41)        (41)
  Cash overdraft                                                    (315)     (2,588)
                                                                 -------     -------
Net Cash (Used in) Provided by Financing Activities:               1,012      (2,109)
                                                                 -------     -------
Net increase (decrease) in cash and cash equivalents                (569)       (452)

Cash and cash equivalents at the beginning of the period           1,787       1,321
                                                                 -------     -------
Cash and cash equivalents at the end of the period               $ 1,218     $   869
                                                                 =======     =======

   The accompanying notes and the notes in the financial statements included in the Registrant's Annual Report on Form 10-K are an integral part of these consolidated financial statements.

                Nobel Learning Communities, Inc. and Subsidiaries
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                   For the Six Months Ended December 31, 2002
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                                                              Retained     Accumulated
                           Preferred Stock       Common Stock     Additional                  Earnings        Other
                         ------------------- -------------------   Paid-In     Treasury     /Accumulated  Comprehensive
                          Shares     Amount    Shares    Amount    Capital      Stock          Deficit        Loss          Total
                         --------- --------- ---------  --------  ----------  -----------  -------------- --------------  ---------
June 30, 2002            4,587,464 $      5  6,544,953  $     6   $  41,389   $  (1,375)   $    2,838     $      (376)    $  42,487
Comprehensive income:

   Net loss                                                                                    (5,226)                    $  (5,226)
   Swap contract                                                                                                 (186)         (186)
                                                                                                                          ---------
Total comprehensive loss                                                                                                  $  (5,412)

Stock options exercised          -        -     10,013        -          26           -             -                     $      26
Preferred dividends              -        -          -        -           -           -           (41)              -           (41)
                         --------- --------  ---------  -------   ---------   ---------    ----------     -----------     ---------
December 31, 2002        4,587,464 $      5  6,554,966  $     6   $  41,415   $  (1,375)   $   (2,429)    $      (562)    $  37,060
                         ========= ========  =========  =======   =========   =========    ==========     ===========     =========

        The accompanying notes and the notes to the financial statements included in the Registrant's Annual Report on Form 10-K are an
                  integral part of these financial statements

                NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
              for the three months ended December 31, 2002 and 2002
                                   (unaudited)

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

Note 2 - Liquidity

       The Company terminated the Merger Agreement with Socrates on February 3, 2003. For the six months ending on December 31, 2002 the Company expensed $1,018,000 of fees and expenses associated with this transaction. These charges, coupled with the cost of closing the Company's school in Sarasota, Florida and the overall impact of general economic conditions on the Company's revenue have placed the Company in noncompliance with certain of its senior debt facility financial covenants as of the quarter ended December 31, 2002. Further, in the absence of restructuring these covenants, it is probable that the Company will be in noncompliance of one or more financial covenants for the quarters ending March 31, 2003 and June 30, 2003. As a result, the Company has classified all of its senior debt as a current liability at December 31, 2002. The Company is in discussions with its senior lenders and has requested a waiver for the covenant noncompliance through December 31, 2002 and is actively engaged in discussions with its senior lenders with respect to amending the financial covenants for future quarters. However, management has not received a waiver and is unable to assure that its efforts in this regard will be successful. As a result of the event of default, the senior bank debt can be deemed to be immediately due and payable at the lender's discretion.

       The Company has $10,955,000 outstanding under subordinated debt agreements at December 31, 2002. The Company is in compliance with the financial ratios of these agreements as they are less restrictive than the senior debt facility. The Company's subordinated debt obligations due over one year remain as long term debt.

Note 3 - Merger Agreement

       On May 16, 2000, the Company entered into a rights agreement (the "Stockholder Rights Agreement") with Stocktrans, Inc., as rights agent, under which preferred stock purchase rights were distributed to NLCI's stockholders. The Stockholder Rights Agreement was amended, on August 4, 2002, by Amendment No.1, to permit discussions among the buying group and management in connection with the Merger Agreement without raising a concern about triggering the rights. In addition, the Stockholder Rights Agreement was amended, on August 5, 2002, by Amendment No.2, to amend the definition of "Acquiring Person," so that the dilutive effect of the rights was not triggered by the announcement of a public bid.

       The Company's Board of Directors, acting upon the unanimous recommendation of the Special Committee of the Board comprised of three disinterested directors, approved the Merger. In reaching its decision, the Special Committee and the Board received a fairness opinion from the Company's financial advisor, Legg Mason Wood Walker, Incorporated.

Under the Merger Agreement, Socrates' obligation to consummate the Merger was subject to its ability to obtain financing, and at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions.

However, in November, 2002, Socrates advised the special committee of the Company's board of directors formed in connection with the Merger that Socrates did not believe the contemplated merger consideration would be financeable at $7.75 per share. Subsequently, on February 3, 2003, the Company terminated the Merger Agreement, and abandoned the merger and the other transactions contemplated thereby, due to the fact that the Merger had not occurred by January 31, 2003.

       During the first six months ended December 31, 2002, the Company expensed approximately $1,018,000 of legal, professional and other registration fees incurred in connection with the Merger.

       On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff in that action sought to represent a putative class consisting of the public stockholders of the Company. Named as defendants in the complaint were the Company, members of the Company Board of Directors and one former member of the Company's Board of Directors. The plaintiff alleged, among other things, that the Merger was unfair and that the Company's directors breached their fiduciary duties by failing to fully disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint sought an injunction, damages and other relief. The Company was served with the complaint on August 22, 2002. A stipulation and dismissal of that case was ordered by the court on February 27, 2003 due to the fact that the Merger Agreement was terminated.

Note 4 - Goodwill

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but will be assessed for impairment at least annually or upon an adverse change in operations. The annual impairment testing required by SFAS No. 142 will require judgments and estimates and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

     The net carrying value of goodwill was $48,376,000 as of July 1, 2002. Due to the termination of the Merger Agreement and the decline in the stock price, the Company is required by SFAS 142 to evaluate the Company's goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company's ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). The Company is in the process of evaluating the consultant's report and completing the level two analysis. Based on the consultant's independent valuation, the Company currently estimates that the impairment loss related to these two reporting units is approximately $2,200,000, which is recorded as a component of income from operations. This estimated goodwill impairment loss represents a preliminary estimate and may require adjustment based on work still to be completed. Any change to this estimate based on the Company's final assumptions and analysis could be different than this estimate and will be adjusted in the third quarter results of operations.

Note 5 - Earnings Per Share

     Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the three months and the six months ended December 31, 2002, resulting in the calculation of dilutive earnings per share being antidilutive. Earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

                                              For the Three Months December 31,       For the Six Months December 31,
                                             -----------------------------------     ---------------------------------
                                                 2002                  2001                 2002              2001
                                             -----------------------------------     ---------------------------------
Basic earnings per share
------------------------

Net income (loss)                            $     (3,371)         $         946     $        (5,226)     $        406

Less preferred dividends                               21                     21                  41                41
                                             ------------          -------------     ---------------      ------------

Net income available for common stock              (3,392)                   925              (5,267)              365
                                             ------------          -------------     ---------------      ------------

Average common stock outstanding                    6,332                  6,172               6,328             6,082

Basic earnings (loss) per share              $      (0.53)         $        0.15     $         (0.83)     $       0.06
                                             ============          =============     ===============      ============
Dilutive earnings per share
---------------------------

Net income available for
common stock and dilutive securities                               $         946                          $        406
                                                                   -------------                          ------------

Average common stock outstanding                                           6,172                                 6,082

Options, warrants
and convertible securities                                                 1,256                                 1,343
                                                                   -------------                          ------------

Average common stock and
dilutive securities outstanding                                            7,428                                 7,425

Dilutive earnings per share                                        $        0.13                          $       0.05
                                                                   =============                          ============

Note 6. New Accounting Pronouncements

     In April 2002, the FASB issued SFAS 146, "Accounting for cost associated with exit or disposal activities". SFAS 146 establishes guidelines for the recognition and measurement of these cost and is effective as of January 1, 2003. The Company will evaluate the impact of SFAS 146 in connection with its school closure plan.

Note 7. Discontinued Operations

     During the first quarter of Fiscal 2003, the Company discontinued the operations of a school in Sarasota, Florida. As a result, the Company is accounting for the closure as a discontinued operation in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets", as the Company does not have any other schools in the Sarasota area. During the three months ended September 2002, the Company recorded $301,000, net of tax for current year operating losses and the write-off of certain fixed assets. In addition, the Company has approximately $657,000 of leasehold improvements remaining which are reflected in the balance sheet as of December 31, 2002. In January 2003, the Company entered into a sub-lease agreement for the remaining term of the lease in excess of the future lease payment obligations.

     In December 2002, the Company entered into an agreement to sell certain property and reduced the carrying value of the property to its approximate net realizable value. Accordingly, the Company recorded $1,430,000, net of tax for current year operating losses and the write-off of certain assets in the quarter ended December 31, 2002. The transaction is expected to be consummated in the next six months.

     The total loss of $1,731,000 is recorded as a loss from discontinued operations as of December 31, 2002.

Note 8 - Segment Information

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

     The table below presents information about the reported operating income of the Company for the six months and the three months ended December 31, 2002 and 2001. (dollars in thousands):

                                              Schools         Other        Corporate     Total
                                           -------------- -------------- ------------- ----------
Six months ended December 31,
------------------------------
2002
-----
Revenues                                   $    71,087         3,931                       75,018
School operating profit                    $     6,052           199                        6,251
Depreciation and amortization              $     2,409           326          215           2,950
Goodwill                                   $    44,228         1,948                       46,176
Segment assets                             $    79,491        12,048        5,697          97,236

2001
-----
Revenues                                   $    69,861         3,611                       73,472
School operating profit                    $     8,583           177                        8,760
Depreciation and amortization              $     2,348           351          213           2,912
Goodwill                                   $    46,428         1,948                       48,376
Segment assets                             $    82,607        14,505        5,761         102,873

Three months ended December 31,
---------------------------------
2002
-----
Revenues                                   $    38,562         1,914                       40,476
School operating profit                    $     4,763           (32)                       4,731
Depreciation and amortization              $     1,221           156          118           1,495

2001
-----
Revenues                                   $    37,414         1,886                       39,300
School operating profit                    $     5,720            40                        5,760
Depreciation and amortization              $     1,209           179          112           1,500


Note 9 - Intangible Assets

     Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 - 20 years.

At December 31, 2002 and June 30, 2002 the Company's intangibles assets were as follows (dollars in thousands):

                                                 December 31, 2002    June 30, 2002
                                                 -----------------    -------------
         Intangible assets
            Non-compete                                 $    2,493        $   2,493
            Other                                              901              901
                                                        ----------        ---------
                                                             3,394            3,394
            Accumulated amortization                        (2,439)          (2,249)
                                                        ----------        ---------
                                                        $      955        $   1,145
                                                        ==========        =========

Amortization of intangible assets are as follows: $309,000 in 2003, $96,000 in 2004, $74,000 in 2005, $48,000 in 2006, and $428,000 in 2007 and thereafter.

Note 10 - Commitments and Contingencies

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

Note 11 - Interest Rate Swap Agreement

     In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 2002 the Company's interest rate swap contract outstanding had a total notional amount of $11,786,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2002 was a liability of $562,000, net of taxes and is included as a component of Accumulated Other Comprehensive Loss, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

Note 12 - Subsequent Event

     In February 2003, the Company identified and is creating a plan to close or sell schools that are under performing or are in locations that do not fit into the Company's school cluster concept. Accordingly, the Company expects to record a charge in the third quarter ending March 31, 2003 related to lease discontinuance, recoverability of certain assets below carrying value and other cost associated with a school closure plan following additional review, evaluation and approval of management and the board of directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General

     The Company entered into the Merger Agreement with Socrates on August 5, 2002, and entered into the First Amendment thereto on October 2, 2002. The Company's Board of Directors, acting upon the unanimous recommendation of the Special Committee of the Board comprised of three disinterested directors, approved the Merger. In reaching its decision, the Special Committee and the Board received a fairness opinion from the Company's financial advisor, Legg Mason Wood Walker, Incorporated.

          Under the Merger Agreement, Socrates' obligation to consummate the Merger was subject to its ability to obtain financing. Although at the time that the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions, Socrates did not receive the financing necessary to consummate the Merger. Accordingly, the Company terminated the Merger Agreement, in accordance with its terms, on February 3, 2003.

     During the first six months ended December 31, 2002, the Company expensed approximately $1,018,000 of legal, professional and other registration fees incurred in connection with the Merger.

     On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff in that action sought to represent a putative class consisting of the public stockholders of the Company. Named as defendants in the complaint were the Company, members of the Company Board of Directors and one former member of the Company's Board of Directors. The plaintiff alleged, among other things, that the Merger was unfair and that the Company's directors breached their fiduciary duties by failing to fully disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint sought an injunction, damages and other relief. The Company was served with the complaint on August 22, 2002. A stipulation and dismissal of that case was ordered by the court on February 27, 2003 due to the fact that the Merger Agreement was terminated.

Results of Operations

For the Six Months ended December 31, 2002 vs. the Six Months ended December 31, 2001

     At December 31, 2002, the Company operated 178 schools. Since December 31, 2001, the Company has opened eight new schools: two elementary schools, five preschools, and one specialty high school. The Company has also closed two schools during this period. Since June 2002, seven new schools were opened.

     Revenues for the six months ended December 31, 2002 increased $1,546,000 or 2.1% to $75,018,000 from $73,472,000 for the six months ended December 31, 2001. The increase in revenues is primarily attributable to the increase in revenue from new schools.

     Same school revenue (schools that were opened in both periods) decreased $323,000 or 0.4% in the six months ended December 31, 2002 as compared to the prior year. This decrease is primarily due to current economic conditions that are forcing parents to consider preschool and elementary school alternatives such as fewer days in attendance in the Company's preschools and public school alternatives for elementary schools. The increase in revenues related to the eight schools opened totaled $2,301,000. In addition, the decrease in revenues related to school closings was $432,000.

     School operating profit for the six months ended December 31, 2002 decreased $2,509,000 or 28.6% to $6,251,000 from $8,760,000 for the six months ended December 31, 2001. Total school operating profit margin decreased from 11.9% for the six months ended December 31, 2001 to 8.3% for the six months ended December 31, 2002.

     Same school operating profit decreased $1,731,000 or 19.0%. Same school operating profit margin decreased from 12.2% for the six months ended December 31, 2001 to 10.2% for the six months ended December 31, 2002. This decrease is primarily due to decreases in revenue and increases in insurance cost for health care benefits and property and casualty insurance. For the six months ended December 31, 2002, new schools incurred start up losses of $1,000,000. School closings positively affected the change in school operating profit by $222,000.

     Due to the termination of the Merger Agreement and the decline in the stock price, the Company is required by SFAS 142 to evaluate the Company's goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company's ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). The Company is in the process of evaluating the consultant's report and completing the level two analysis. Based on the consultant's independent valuation, the Company currently estimates that the impairment loss related to these two reporting units is approximately $2,200,000, which is recorded as a component of income from operations. This estimated goodwill impairment loss represents a preliminary estimate and may require adjustment based on work still to be completed. Any change to this estimate based on the Company's final analysis could be different than this estimate and will be adjusted in the third quarter results of operations.

     During the six months ending December 31, 2002, the Company expensed $1,018,000 associated with the Merger.

     General and administrative expenses decreased $170,000 or 2.9% from $5,886,000 for the six months ended December 31, 2001 to $5,716,000 for the six months ended December 31, 2002. As a percentage of revenue, general and administrative expense was 7.6% for the six months ended December 31, 2002 and 8.0% for the six months ended December 31, 2001. This decrease in general and administrative expenses was primarily related to decreases in corporate personnel cost caused by attrition and reimbursement related to an insurance claim. These decreases were offset by an increase in corporate rent expense related to the relocation of the corporate office.

     As a result of the factors mentioned above, operating income decreased $5,557,000 from $2,874,000 for the six months ended December 31, 2001 to an operating loss of $2,683,000 for the six months ended December 31, 2002.

     Interest expense decreased $183,000 or 9.8% from $1,872,000 for the six months ended December 31, 2001 to $1,689,000 for the six months ended December 31, 2002. The decrease is due to decreased interest rates on the Company's credit facility.

     Income tax for the six months ended December 31, 2002 was a benefit of $902,000 as compared to income tax expense of $437,000 for the same period in the prior year. The income tax benefit for the six months ended December 31, 2002 is lower than the statutory amount due to the non-deductible goodwill impairment charge of $2,200,000. The income tax benefit of $902,000 for the six months ended December 31, 2002 represents 41% of the adjusted pretax loss of $2,197,000 (pretax loss before the goodwill impairment charge). The Company's effective tax rate for both periods was 41%.

     During the first quarter of Fiscal 2003, the Company discontinued the operations of a school in Sarasota, Florida. As a result, the Company is accounting for the closure as a discontinued operation in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets", as the Company does not have any other schools in the Sarasota area. During the three months ended September 2002, the Company recorded $301,000, net of tax for current year operating losses and the write-off of certain fixed assets. In addition, the Company has approximately $657,000 of leasehold improvements remaining which are reflected in the balance sheet as of December 31, 2002. In January 2003, the Company entered into a sub-lease agreement for the remaining term of the lease in excess of the future lease payment obligations.

     In December 2002, the Company entered into an agreement to sell certain property and reduced the carrying value of the property to its approximate net realizable value. In accordance with SFAS 144, the Company recorded $1,430,000, net of tax for current year operating losses and the write-off of certain assets in the quarter ended December 31, 2002. The transaction is expected to be consummated in the next six months.

     The total loss of $1,731,000 is recorded as a loss from discontinued operations as of December 31, 2002.

Effect of Goodwill and Transaction Costs

     For the six months ended December 31, 2002, the Company had a pretax loss of $4,397,000. Of this loss, $3,218,000 is related to a non-cash goodwill impairment charge of $2,200,000 and a charge for transactional expenses $1,018,000 for the cancelled merger.

     These non-GAAP results are not comparable to the information included above and are presented as an alternative as management believes this information appropriately reflects our performance for the related periods.

For the Second Quarter ended December 31, 2002 vs. the Second Quarter ended December 31, 2001

     Revenues for the second quarter ended December 31, 2002 increased $1,176,000 or 3.0% to $40,476,000 from $39,300,000 for the second quarter ended
December 31, 2001. The increase in revenues is primarily attributable to the increase in revenue from new schools.

     Same school revenue (schools that were opened in both periods) decreased $102,000 or 0.3% in the second quarter ended December 31, 2002 as compared to the prior year. This decrease is primarily due to current economic conditions that are forcing parents to consider preschool and elementary school alternatives such as fewer days in attendance in the Company's preschools and public school alternatives for elementary schools. The increase in revenues related to the eight schools opened totaled $1,499,000. In addition, the decrease in revenues related to school closings was $221,000.

     School operating profit for the second quarter ended December 31, 2002 decreased $1,029,000 or 17.9% to $4,731,000 from $5,760,000 for the second quarter ended December 31, 2001. Total school operating profit margin decreased from 14.7% for the quarter ended December 31, 2001 to 11.7% for the quarter ended December 31, 2002.

     Same school operating profit decreased $783,000 or 13.1%. Same school operating profit margin decreased from 15.3% for the second quarter ended December 31, 2001 to 13.3% for the second quarter ended December 31, 2002. This decrease is primarily due to decreases in revenue and increases in insurance cost for health care benefits and property and casualty insurance. For the second quarter ended December 31, 2002, new schools incurred start up losses of $337,000. School closings positively affected the change in school operating profit by $91,000.

     Due to the termination of the Merger Agreement and the decline in the stock price, the Company is required by SFAS 142 to evaluate the Company's goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company's ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). The Company is in the process of evaluating the consultant's report and completing the level two analysis. Based on the consultant's independent valuation, the Company currently estimates that the impairment loss related to these two reporting units is approximately $2,200,000, which is recorded as a component of income from operations. This estimated goodwill impairment loss represents a preliminary estimate and may require adjustment based on work still to be completed. Any change to this estimate based on the Company's final analysis could be different than this estimate and will be adjusted in the third quarter results of operations.

     During the second quarter ending December 31, 2002, the Company expensed $600,000 associated with the Merger.

     General and administrative expenses decreased $110,000 or 3.5% from $3,115,000 for the second quarter ended December 31, 2001 to $3,005,000 for the second quarter ended December 31, 2002. As a percentage of revenue, general and administrative expense was 7.3% for the quarter ended December 31, 2002 and 7.8% for the quarter ended December 31, 2001. This decrease in general and administrative expenses was primarily related to decreases in corporate personnel cost caused by attrition. This decrease was offset by an increase in corporate rent expense related to the relocation of the corporate office.

     As a result of the factors mentioned above, operating income decreased $3,719,000 from $2,645,000 for the second quarter ended December 31, 2001 to an operating loss of $1,074,000 for the second quarter ended December 31, 2002.

     Interest expense decreased $105,000 or 11.4% from $922,000 for the second quarter ended December 31, 2001 to $817,000 for the second quarter ended December 31, 2002. The decrease is due to decreased interest rates on the Company's credit facility.

     Income tax expense for the three months ended December 31, 2002 was $126,000 as compared to income tax expense of $704,000 for the same period in the prior year. The income tax expense for the three months ended December 31, 2002 is due to the non-deductible goodwill impairment charge of $2,200,000. The income tax expense of $126,000 for the three months ended December 31, 2002 represents 41% of the adjusted pretax income of $307,000 (pretax income before the goodwill impairment charge). The Company's effective tax rate for both periods was 41%.

     In December 2002, the Company entered into an agreement to sell certain property and reduced the carrying value of the property to its approximate net realizable value. In accordance with SFAS 144, the Company recorded $1,352,000, net of tax for current year operating losses and the write-off of certain assets in the quarter ended December 31, 2002. The transaction is expected to be consummated in the next six months.

Effect of Goodwill and Transaction Costs

     For the second quarter ended December 31, 2002, the Company had a pretax loss of $1,893,000. Of this loss, $2,800,000 is related to a non-cash goodwill impairment charge of $2,200,000 and a charge for transactional expenses $600,000 for the cancelled merger.

     These non-GAAP results are not comparable to the information included above and are presented as an alternative as management believes this information appropriately reflects our performance for the related periods.

Liquidity and Capital Resources

     The Company terminated the Merger Agreement with Socrates on February 3, 2003. For the six months ending on December 31, 2002 the Company expensed $1,018,000 of fees and expenses associated with this transaction. These charges, coupled with the cost of closing the Company's school in Sarasota, Florida and the overall impact of general economic conditions on the Company's revenue have placed the Company in noncompliance with certain of its senior debt facility financial covenants as of the quarter ended December 31, 2002. Further, in the absence of restructuring these covenants, it is probable that the Company will be in noncompliance of one or more financial covenants for the quarters ending March 31, 2003 and June 30, 2003. As a result, the Company has classified all of its senior debt as a current liability at December 31, 2002. The Company is in discussions with its senior lenders and has requested a waiver for the covenant noncompliance through December 31, 2002 and is actively engaged in discussions with its senior lenders with respect to amending the financial covenants for future quarters. However, management has not received a waiver and is unable to assure that its efforts in this regard will be successful. As a result of the event of default, the senior bank debt can be deemed to be immediately due and payable at the lenders discretion.

     The Company has $10,955,000 outstanding under subordinated debt agreements at December 31, 2002. The Company is in compliance with the financial ratios of these agreements as they are less restrictive than the senior debt facility. The Company's subordinated debt obligations due over one year remain as long term debt.

     In order for the Company to pursue a growth strategy, the Company will continue to seek additional funds through debt or equity financing and possibly amend or refinance its senior debt facility. Management's growth strategy for the Company includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets, (3) strategic acquisitions, and (4) development of new education businesses. The Company's principal sources of liquidity are (a) cash flow generated from operations, (b) future borrowings under the Company's $40.0 million Amended and Restated Loan and Security Agreement, (c) the use of site developers to build schools and lease them to the Company, and (d) issuance of subordinated indebtedness or shares of common stock. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school.

Fiscal 2003 Cash Flows

     Total cash and cash equivalents decreased $569,000 from $1,787,000 at June 30, 2002 to $1,218,000 at December 31, 2002. The net decrease was primarily related to $3,589,000 in capital expenditures, scheduled repayments of long term debt of $1,071,000, scheduled repayments of subordinated debt of $1,036,000, a decrease in cash overdraft liability of $315,000 and a cash distribution related to minority interest of $158,000. These decrease were offset by cash flow from operations of $2,093,000 and an increase in borrowings under the Company's working capital facility of $3,681,000.

     The working capital deficit increased $22,595,000 from $13,325,000 at June 30, 2002 to $35,920,000 at December 31, 2002. The increase is primarily the result of an increase of $27,064,000 in current maturities of long-term debt, an increase in unearned income totaling $1,990,000 and a decrease in prepaid expenses of $736,000. This increase was offset by an decrease in accounts payable and other accrued expenses of $3,581,000 and assets held for sale of $3,850,000. The increase in current maturities is related to $26,194,000 of long term senior bank debt that has been reclassified as current debt. The debt was reclassified as current because it is not currently anticipated that the Company will be in compliance with certain of its bank covenants in the third quarter of fiscal year 2003. The Company is in the process of negotiating an amendment to modify the bank covenants with its senior bank creditors, but there can be no assurance that the Company will be successful in doing so. The increase in unearned income is related to the prepayment of annual and semi-annual tuition by parents and by registration fees collected at the beginning of the school year.

     The Company anticipates that in the current economic conditions its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures, and renovations and the building of new schools during Fiscal 2003. In addition, the Company is actively marketing real estate for a potential sale of approximately $6,000,000.

EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization) is a key financial measurement defined in the Company's senor bank credit facility and is used in determining compliance with its financial debt covenant ratios. EBITDA for the six months ended December 31, 2002 decreased $3,411,000 from the same period in the prior year to $2,442,000. EBITDA for the three months ended December 31, 2002 decreased $1,520,000 from the same period in the prior year to $2,620,000. The decrease is related to $1,018,000 in cost associated with the Merger, of which $600,000 was expensed in the second quarter, a decrease in same school operating income and new school start up losses. EBITDA is not intended to indicate that cash flow is sufficient to fund all of the Company's cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America.

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

     In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 2002 the Company's interest rate swap contract outstanding had a total notional amount of $11,786,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2002 was a liability of $562,000, net of taxes and is included as a component of Accumulated Other Comprehensive Loss, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

     At December 31, 2002, a total of $30,826,000 was outstanding under the Amended and Restated Loan Agreement. This debt was reclassified as current because it is not currently anticipated that the Company will be in compliance with certain of is bank covenants for the quarters ended March 31, 2003 and June 30, 2003. The Company is in discussions with its senior lenders and has requested a waiver for the covenant noncompliance through December 31, 2002 and is actively engaged in discussions with its senior lenders with respect to amending the financial covenants for future quarters. However, management has not received a waiver and is unable to assure that its efforts in this regard will be successful. As a result of the event of default, the senior bank debt can be deemed to be immediately due and payable at the lender's discretion. The Company's loan covenants under its Amended and Restated Loan Agreement limit the amount of senior debt borrowings. At December 31, 2002, there was $5,765,000 outstanding under the Working Capital Credit Facility, $13,275,000 was outstanding under the Acquisition Credit Facility and $11,786,000 was outstanding under the Term Loan. In addition, the Company has $10,955,000 outstanding under subordinated debt agreement as well as significant commitments under operating lease agreements. The following is a summary of these obligations (dollars in thousands):

            Contractual Obligations                                    Less than            2-4           Year 5 and
                                                       Total             1 year            years            after
 Long-Term Obligations
                                                            41,781            31,552            5,229             5,000
 Interest Rate Swap                                            562                94              468
 Operating Leases *                                        228,682            25,127           69,890           133,665

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

Long-lived and Intangible Assets

     During the first quarter of Fiscal 2003, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the requirements of SFAS No. 141, the Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Goodwill

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but will be assessed for impairment at least annually or upon an adverse change in operations. The annual impairment testing required by SFAS No. 142 will require judgments and estimates and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

     The net carrying value of goodwill was $48,376,000 as of July 1, 2002. Due to the termination of the Merger Agreement and the decline in the stock price, the Company is required by SFAS 142 to evaluate the Company's goodwill for recovery based on the facts and circumstances at December 31, 2002.

     An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company's ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). The Company is in the process of evaluating the consultant's report and completing the level two analysis. Based on the consultant's independent valuation, the Company currently estimates that the impairment loss related to these two reporting units is approximately $2,200,000, which is recorded as a component of income from operations. This estimated goodwill impairment loss represents a preliminary estimate and may require adjustment based on work still to be completed. Any change to this estimate based on the Company's final assumptions and analysis could be different than this estimate and will be adjusted in the third quarter results of operations.

Long Term Note Receivable

     At December 31, 2002, the Company had a $2,600,000 note receivable pursuant to a Credit Agreement with Total Education Solutions ("TES") due May 2005, of which $2,250,000 is convertible into 30.0% ownership of TES. During January 2003, $100,000 of the note receivable was repaid by TES. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). The proceeds received by TES have been used for the expansion of its product throughout California, and TES plans to enter other states. Although TES's revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

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

Interest Rates

     The Company's exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure due to rate changes on its 12.0%, $10,000,000 senior subordinated debt at December 31, 2002 and June 30, 2002. The Company also has no cash flow exposure on certain mortgages, notes payable and subordinate debt agreements aggregating $955,000 and $2,386,000 at December 31, 2002 and June 30, 2002, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $37,000 for the three months ended December 31, 2002 and 2001.

Interest Rate Swap Agreement

     In connection with the May 2001 amendment to the Company's Amended and Restated Loan and Security Agreement, it entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 2002 the Company's interest rate swap contract outstanding had a total notional amount of $11,786,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2002 was a liability of $562,000, net of taxes and is included as a component of Accumulated Other Comprehensive Loss, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

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

                                    NOBEL LEARNING COMMUNITIES, INC.


Dated: March 6, 2003                     By:    /s/ Robert E. Zobel
                                            ------------------------------------
                                         Robert E. Zobel
                                         Vice Chairman - Corporate Affairs and
                                         Chief Financial Officer
                                         (duly authorized officer and
                                               principal financial officer)

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

Date:  March 6, 2003

                                                     /s/ A. J. Clegg
                                                     ---------------------------
                                                     A. J. Clegg
                                                     Chief Executive Officer

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

Date:  March 6, 2003

                                                     /s/ Robert E. Zobel
                                                     ---------------------------
                                                     Robert E. Zobel
                                                     Chief Financial Officer

                                    Exhibits

Exhibit
Number            Description of Exhibit

10.37 Employment Agreement dated as of March 1, 2002 between the Registrant and Scott Clegg.

Item 6.           Exhibits and Reports on Form 8-K

None