Form 10-K/A
period 2002-06-30
NOBEL LEARNING COMMUNITIES INC
filed 2003-03-17
CIK 721237

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No.1)

              [X] Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2002

                                       or

            [_] Transition Report Pursuant to Section 13 or 15(d) of

                      The Securities Exchange Act of 1934
                         Commission File Number 1-10031

                        NOBEL LEARNING COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          22-2465204
 (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

        1615 West Chester Pike
           West Chester, PA                                     19382

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

Yes  X     No _____
   ----

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

                       STATEMENT REGARDING AMENDMENT NO. 1

         Nobel Learning Communities, Inc. (the "Company") is filing this Amendment No. 1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2002 solely to reflect (1) the value realized by the Company's former President and Chief Operating Officer upon the exercise of stock options in Fiscal 2002, and (2) the date on which the Company's current Vice Chairman, President and Chief Operating Officer became an employee of the Company. No other items in the Company's Annual Report on Form 10-K filed on September 24, 2002 are amended.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information required by this Item is listed below.

COMPENSATION TABLES

         The following tables contain compensation data for the Chief Executive Officer and certain other of the Company's four other most highly compensated executive officers (based on total annual salary and bonus for Fiscal 2002) (the "Named Executive Officers").

Summary Compensation Table

                                         ---------------------------------------------------------------------
                                                                                        Long Term
                                                                                      Compensation
                                                         Annual Compensation             Awards
                                         ---------------------------------------------------------
                                                                          Other
                                                                          Annual       Securities    All Other
  Name and Principal        Fiscal                                       Compens-      Underlying    Compens-
       Position             Year           Salary              Bonus     ation(1)     Options/SARs   ation(2)
--------------------------------------------------------------------------------------------------------------
A.J. Clegg                       2002    $  329,648      $   80,644(3)          --              --   $   6,752
Chairman, President and          2001       316,154         144,639(4)          --              --       7,383
Chief Executive Officer          2000       314,007         141,477             --         110,000       6,391
--------------------------------------------------------------------------------------------------------------
John R. Frock                    2002    $  180,869      $       --             --              --   $   2,164
Vice Chairman -                  2001       145,846              --      $  14,626              --       2,073
Corporate Development            2000       141,846          66,636             --              --       2,676
--------------------------------------------------------------------------------------------------------------
Robert E. Zobel(5)
Vice Chairman -                  2002    $   35,385      $       --      $   3,792          65,000   $      --
Corporate Affairs and            2001            --              --             --              --          --
Chief Financial Officer          2000            --              --             --              --          --
--------------------------------------------------------------------------------------------------------------
D. Scott Clegg(5)
Vice Chairman -                  2002    $  126,923(6)   $       --      $   3,000          65,000   $      --
Operations, President and        2001            --              --             --              --          --
Chief Operating Officer          2000            --              --             --              --          --
--------------------------------------------------------------------------------------------------------------
Dr. Lynn A. Fontana
Executive Vice
President -                      2002    $  126,040      $       --      $  21,389              --   $   1,561
Education and Chief              2001       113,960              --         22,468              --         368
Education Officer                2000        98,526          20,360              0              --          --
--------------------------------------------------------------------------------------------------------------
Daryl A. Dixon (7)               2002    $  174,540(8)   $       --      $  54,621              --   $   1,159
Former President and             2001       265,000              --         49,326              --         312
Chief Operating Officer          2000       260,615         117,205         49,858              --         302
--------------------------------------------------------------------------------------------------------------

     (1) The amounts reported for Mr. Frock consist of $7,800 for automobile expenses in Fiscal 2001 and $6,826 for health insurance in Fiscal 2001. The amounts reported for Mr. Zobel in Fiscal 2002 consist of $1,200 for automobile expense and $2,592 for health insurance. The amounts reported for Mr. D. Scott Clegg in Fiscal 2002 consist of $3,000 for automobile expense. The amounts reported for Dr. Fontana consist of $9,362 and $9,362 for loan forgiveness for relocation or moving expenses in Fiscal 2002 and 2001, respectively, $6,000 and

            $6,000 for automobile expenses for Fiscal 2002 and 2001 , respectively and $6,026 and $7,106 for health insurance in Fiscal 2002 and 2001, respectively. The amounts reported for Mr. Dixon consist of $36,750, $34,100 and $35,303 in respect of loan forgiveness in Fiscal 2002, 2001 and 2000, respectively, $4,200, $8,400 and $8,400 for automobile expenses in Fiscal 2002, 2001 and 2000, respectively, $6,027, $6,826 and $6,155 for health insurance in Fiscal 2002, 2001 and 2000, respectively, and $7,644 in Fiscal 2002 for unused vacation. Perquisites and other personal benefits for Messrs. A. J. Clegg for all years; Mr. Frock in Fiscal 2002 and 2000 and Dr. Fontana in fiscal 2000 did not exceed 10% of such executive officer's salary and bonus and accordingly have been omitted from the table as permitted by the rules of the SEC.

     (2) Other compensation in Fiscal 2002 for Messrs. A. J. Clegg, Frock and Dixon and Dr. Fontana consisted of payments of (i) $5,848, $2,164, $216, and $260, respectively, in respect of life insurance, and
            (ii) $905, $0, $943, and $1,301, respectively; in respect of Company matching 401(k) plan contributions.

     (3) Payment date for $80,644 of bonus payable under Mr. A.J. Clegg's Special Incentive Agreement was accelerated by NLCI's compensation committee from November 20, 2001 to August 19, 2001 in connection with his exercise of warrants to purchase shares of NLCI's Common Stock. Mr. A. J. Clegg has voluntarily deferred payment to him of the remaining $56,689 of his bonus.

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

     Options/Stock Appreciation Rights Granted in Fiscal 2002

                   ------------------------------------------------------------------------------------------
                                                                                   Potential Realized Value
                                        Individual Grants                             at Assumed Annual
                   -------------------------------------------------------------     Rates of Stock Price
                                   % of Total                                           Appreciation
                    Number of       Options/                                    for Option Term (10 yrs)(3)
                    Securities     SARs Granted      Exercise or                 ---------------------------
                    Underlying        to all            Base                         At             At
  Name of          Option/SARs     Employees in      Price per     Expiration     5% Annual      0% Annual
  Executive         Granted(1)    Fiscal 2002(2)        Share         Date       Growth Rate    Growth Rate
-------------------------------------------------------------------------------------------------------------
A.J. Clegg                    0             0.00%            n/a          n/a    $         0    $         0
John R. Frock                 0             0.00%            n/a          n/a    $         0    $         0
Robert E. Zobel          65,000            48.15%     $     5.85   02/21/2012    $   239,137    $   299,531
D. Scott Clegg           65,000            48.15%     $     5.85   02/21/2012    $   239,137    $   299,531
Dr. Lynn A. Fontana           0             0.00%            n/a          n/a    $         0    $         0


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

Aggregated Option/Stock Appreciation Rights Exercised in Fiscal 2002 and Value of Options at June 30, 2002

                                                                                Value of Unexercised
                               Exercised in         Number of Unexercised      In-the-Money Options at
                               Fiscal 2002         Options at June 30, 2002          June 30, 2002
                        -------------------------------------------------------------------------------
                           Shares
                          Acquired
      Name of               on         Value                        Un-                        Un-
     Executive            Exercise    Realized    Exercisable   exercisable   Exercisable   exercisable
-------------------------------------------------------------------------------------------------------
A.J. Clegg                       0            0       238,333        36,667   $   120,030   $         0
John R. Frock                    0            0        92,682             0   $   107,220   $         0
Robert E. Zobel                  0            0         6,561        65,000   $         0   $    62,595
D. Scott Clegg                   0            0                      65,000   $         0   $    62,595
Dr. Lynn A. Fontana              0            0         3,333         1,667   $     3,126   $     1,564
Daryl A. Dixon             150,000    $ 433,781             0             0             0             0

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

Executive Severance Plan

      In March 1997, the Company adopted an Executive Severance Pay Plan (the "Severance Pay Plan"). The Severance Pay Plan covered certain officers and key executives of the Company and such other additional employees or positions as determined by written resolution of the Board from time to time (collectively, the "Eligible Executives"). Under the Severance Pay Plan, if the employment of an Eligible Executive with the Company terminates following a Change in Control (as defined in the Severance Pay Plan) of the Company, under specified circumstances, the Eligible Executive will be entitled to receive the severance benefit specified in the Severance Pay Plan. The amount payable to an Eligible Executive would equal (a) the Eligible Executive's salary for a period of months equal to six plus the number of years of service of the Eligible Executive as of the date of termination (or two times the number of years of service, if he or she has completed at least three years of service as of the termination date), subject to a maximum of 18 months' pay, plus (b) the bonus which would have been payable to the Eligible Executive for the year in which employment was terminated pro rated based on the number of months of employment in the year of termination. In December 2001, the Severance Pay Plan was amended to remove a provision which would have given Eligible Executives the right to receive benefits under the Severance Pay Plan by terminating their employment voluntarily, for any reason, within one month following the date of a Change of Control. 3

Senior Executive Severance Plan

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

D. Scott Clegg - Vice Chairman - Operations, President and Chief Operating
Officer

In February, 2002, we named D. Scott Clegg our Vice Chairman - Operations, President and Chief Operating Officer. Mr. D. Scott Clegg executed a three-year employment agreement that provides for, among other things, an annual base salary of $200,000, and an annual bonus of up to 100% of his base salary for achieving business plan targets. In connection with this employment agreement, on his first day of employment, the Company granted Mr. D. Scott Clegg options to purchase 65,000 shares of Common Stock, vesting over a three-year period. The Company also agreed to provide Mr. D. Scott Clegg with a $7,200 per year car allowance, term life insurance in the amount of $200,000 for his benefit and other benefits provided to the Company's senior executives. Further, upon commencement of his employment, the Company advanced to Mr. D. Scott Clegg the sum of $35,000 for relocation expenses (the "D. Scott Clegg Relocation Allowance"). Each month during Mr. D. Scott Clegg's employment, the Company will forgive 1/36 of the principal amount and associated interest of the D. Scott Clegg Relocation Allowance. Mr. D. Scott Clegg also agreed not to compete against the Company during the term of his employment and for two years thereafter.

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

 The Chairman and Chief Executive Officer's compensation for Fiscal 2002 included an annual base salary of $333,300, a bonus plan based on the Company's net income as compared to the annual plan submitted to and approved by the Board of Directors in June 2001 and the Compensation Committee's subjective evaluation of the Company's and the Chief Executive Officer's performance, and customary fringe benefits. Mr. A. J. Clegg's salary reflected a 4.2% increase over the prior period. In November 1999, in order to provide additional incentive to Mr. A. J. Clegg, the Compensation Committee entered into a Special Incentive Agreement with Mr. A. J. Clegg which provides that on each of the first, second and third anniversaries of the date of such agreement, if employed by the Company on such anniversary date, Mr. A.
J. Clegg will receive an incentive payment (apart from any other compensation) in the amount of $137,333.

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

                             [GRAPHIC APPEARS HERE]


                             Comparison of Five Year Cumulative Total Return

               CRSP Total Returns Index for:   6/97     6/98      6/99      6/00      6/01      6/02
                                              ------   ------    ------    ------    ------    ------
               Nobel Learning Communities,
               Inc.                            100.0    105.9      58.8      92.6      89.1      68.1
               Nasdaq Stock Market (U.S
               Companies)                      100.0    131.6     189.1     279.6     151.6     103.3
               Self-Determined Peer Group      100.0    148.0     130.5     109.0     173.9     133.8

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)    Documents filed as a part of this Report:
                                                                           Page
                                                                         -------
          (1)    Financial Statements.

                 Report of Independent Accountants ....................      F-1
                 Consolidated Balance Sheets ..........................      F-2
                 Consolidated Statements of Income ....................      F-3
                 Consolidated Statements of Stockholders' Equity ......      F-4
                 Consolidated Statements of Cash Flows ................      F-5
                 Supplemental Schedules for Consolidated Statements
                    of Cash Flow ......................................      F-6
                 Notes to Consolidated Financial Statements ...........      F-7

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


Exhibit  Description of Exhibit
Number

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

Exhibit 10.23 is one in a series of four Common Stock Purchase Warrants issued pursuant to the Investment Agreement dated as of August 30, 1995 that are identical except for the Warrant No., the original holder thereof and the number of shares of Common Stock of the Registrant for which the Warrant may be exercised, which are as follows:

                                                             Number of Shares
                                                             of Common Stock
  Warrant No.    Holder                                  (subject to adjustment)
--------------   ----------------------------------     ------------------------

2                Allied Capital Corporation II                        142,932.25
3                Allied Investment Corporation                         92,713.00
4                Allied Investment Corporation II                      50,219.50

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

10.36 Separation Agreement and Mutual Release, dated as of November 30, 2001, between Daryl Dixon and Registrant. (Filed as 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference).

          21     List of subsidiaries of the Registrant. *

          23     Consent of PricewaterhouseCoopers L.L.P. *
          ---------------------------------------------------------------------
         * Previously filed

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

Date: March 13, 2003                     NOBEL LEARNING COMMUNITIES, INC.


                                         By:     /s/ A. J. Clegg
                                             -----------------------------------
                                                 A. J. Clegg
                                                 Chairman of the Board
                                                 and Chief Executive Officer

                                  CERTIFICATION

I, A.J. Clegg, certify that:

1. I have reviewed this annual report on Form 10-K/A of Nobel Learning Communities, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

                                                    /s/ A. J. Clegg
                                                   -----------------------------
                                                   A.J. Clegg
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Robert E. Zobel, certify that:

1. I have reviewed this annual report on Form 10-K/A of Nobel Learning Communities, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

                                                    /s/ Robert E. Zobel
                                                   -----------------------------
                                                   Robert E. Zobel
                                                   Chief Financial Officer