Form 10-Q
period 2003-03-31
NOBEL LEARNING COMMUNITIES INC
filed 2003-05-13
CIK 721237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________

Commission File Number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2465204 (IRS Employer Identification No.)

1615 West Chester Pike, West Chester, PA (Address of principal executive offices)	19382 (Zip Code)

(484) 947-2000
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,554,966 shares of Common Stock outstanding at May 12, 2003.

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

ii

PART I

Financial Information

Recent Developments

Nobel Learning Communities, Inc. (“NLCI” or “the Company”) entered into an Agreement and Plan of Merger, dated as of August 5, 2002, with Socrates Acquisition Corporation (“Socrates”), a corporation formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. That Agreement and Plan of Merger (as amended by a First Amendment thereto, dated as of October 2, 2002, the “Merger Agreement”) contemplated that Socrates would be merged into NLCI, with NLCI as the surviving corporation (the “Merger”).

Under the Merger Agreement, Socrates’ obligation to consummate the Merger was subject to its ability to obtain financing. Although at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions, Socrates did not receive the financing necessary to consummate the Merger. Accordingly, the Company terminated the Merger Agreement, in accordance with its terms, on February 3, 2003.

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

Certain statements set forth in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, the Company’s outlook for the fiscal year ended June 30, 2003 (“Fiscal 2003”), other statements in this report other than historical facts relating to the financial conditions, results of operations, plans, objectives, future performance and business of the Company. In addition, words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on management’s currently available operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, readers are cautioned that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company’s newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors set forth throughout this Quarterly Report on Form 10-Q.

Nobel Learning Communities, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	(unaudited)
	March 31, 2003	June 30, 2002

Current Assets
Cash and cash equivalents	$2,425	$1,787
Accounts receivable, less allowance for doubtful accounts of $628 and $468 at March 2003 and June 2002, respectively	3,407	2,685
Notes receivable	253	251
Prepaid rents	2,489	2,408
Other prepaid expenses	1,495	2,543
Assets held for sale	3,850	—

Total Current Assets	13,919	9,674

Property, & equipment at cost	63,695	60,287
Accumulated depreciation	(30,390)	(26,303)

Total property and equipment	33,305	33,984
Property and equipment held for sale	—	5,605
Goodwill	46,176	48,376
Intangible assets, net	864	1,145
Investment	2,500	2,600
Deposits and other assets	1,349	1,596

Total Assets	$98,113	$102,980

Liabilities and Stockholders’ Equity
Current portion of long-term obligations	$28,902	$4,488
Current portion of swap contract	918	107
Cash overdraft liability	3,575	3,564
Accounts payable and other current liabilities	6,168	7,267
Unearned income	9,223	7,356

Total Current Liabilities	48,786	22,782

Long-term obligations	—	25,411
Long-term subordinated debt	10,124	10,318
Swap contract	—	530
Deferred gain on sale/leaseback	8	28
Deferred taxes	1,192	1,192
Minority interest in consolidated subsidiary	89	232

Total Liabilities	60,199	60,493
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized, issued and outstanding 4,587,464 at March 31, 2003, and June 30, 2002; $5,524 aggregate liquidation preference at March 31, 2003 and June 30, 2002.	5	5
Common Stock, $.001 par value, 20,000,000 shares authorized, 6,554,966 issued and 6,324,456 outstanding at March 31, 2003 and 6,544,953 issued and 6,314,443 outstanding at June 2002	6	6
Treasury Stock, cost; 230,510 shares	(1,375)	(1,375)
Additional paid in capital	41,415	41,389
(Accumulated deficit) retained earnings	(1,596)	2,838
Accumulated other comprehensive loss	(541)	(376)

Total Stockholders’ Equity	37,914	42,487

Total Liabilities and Stockholders’ Equity	$98,113	$102,980

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K (as amended by Amendment No. 1 on From 10-KA) are an integral part of these financial statements.

Nobel Learning Communities Inc. and Subsidiaries
Consolidated Statements Of Operations
(Dollars in thousands except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended

	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

Revenues	$41,757	$40,149	$116,776	$113,621
Total operating expenses	36,588	34,347	105,355	99,058

School operating profit	5,169	5,802	11,421	14,563
Goodwill impairment	—	—	2,200	—
Transaction related cost	—	—	1,018	—
General and administrative expenses	3,141	3,007	8,857	8,893

Operating income (loss)	2,028	2,795	(654)	5,670
Interest expense	846	905	2,535	2,777
Other income	(233)	(28)	(218)	(112)
Minority interest in earnings	5	8	15	24

Income (loss) before taxes	1,410	1,910	(2,986)	2,981
Income tax expense (benefit)	578	783	(323)	1,221

Income (loss) from continuing operations	832	1,127	(2,663)	1,760
Loss from discontinued operations, net of income tax (expense) benefit of $(15), $66, $1,188 $223, respectively	21	(95)	(1,710)	(322)

Net income (loss)	853	1,032	(4,373)	1,438
Preferred stock dividends	20	21	61	62

Net income (loss) available to common stockholders’	$833	$1,011	$(4,434)	$1,376

Basic income (loss) per common share:
Continuing operations	$0.13	$0.18	$(0.43)	$0.27
Discontinued operations	0.00	(0.02)	(0.27)	(0.05)

Income (loss) per share	$0.13	$0.16	$(0.70)	$0.22

Dilutive income (loss) per common share:
Continuing operations	$0.11	$0.15	$(0.42)	$0.23
Discontinued operations	0.00	(0.01)	(0.27)	(0.04)

Income (loss) per share	$0.11	$0.14	$(0.69)	$0.19

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K (as amended by Amendment No. 1 on Form 10-K/A) are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the nine months ended March 31, 2003 and 2002
(Dollars in thousands)
(unaudited)

	2003	2002

Net Cash Provided By Operating Activities	$6,635	$10,272

Cash Flows From Investing Activities:
Proceeds from sale of real estate	—	636
Capital expenditures	(4,543)	(7,468)
Cash payments on note receivable	100	1,752
Advance on note receivable	(85)	(414)

Net Cash Used In Investing Activities:	(4,528)	(5,494)

Cash Flows From Financing Activities:
Proceeds from long term debt	1,646	2,299
Repayment of long term debt	(1,607)	(1,607)
Repayment of subordinated debt	(1,216)	(3,635)
Proceeds from capital lease obligation	—	310
Repayment of capital lease obligation	(110)	(114)
Proceeds from exercise of stock options and warrants	25	1,433
Cash distribution of minority interest	(158)	(63)
Payments of dividends on preferred stock	(61)	(62)
Cash Overdraft	12	(2,750)

Net Cash Used in by Financing Activities:	(1,469)	(4,189)

Net increase in cash and cash equivalents	638	589
Cash and cash equivalents at the beginning of the period	1,787	1,321

Cash and cash equivalents at the end of the period	$2,425	$1,910

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K (as amended by Amendment No. 1 on Form 10-K/A) are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
For the Nine Months Ended March 31, 2003
(Dollars in thousands except share data)
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

	Shares	Amount	Shares	Amount

June 30, 2002	4,587,464	$5	6,544,953	$6	$(1,375)	$41,389	$2,838	$(376)	$42,487
Comprehensive loss:
Net loss							(4,373)		$(4,373)
Swap contract								(165)	(165)

Total comprehensive loss									$(4,538)
Stock options exercised	—	—	10,013	—	—	26	—		26
Preferred dividends	—	—	—	—	—	—	(61)	—	(61)

March 31, 2003	4,587,464	$5	6,554,966	$6	$(1,375)	$41,415	$(1,596)	$(541)	$37,914

The accompanying notes and the notes to the financial statements included in the Registrant’s Annual Report on Form 10-K (as amended by Amendment No. 1 on Form 10-K/A) are an integral part of these financial statements

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
for the nine months ended March 31, 2003 and 2002
(unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended by Amendment No. 1 on Form 10-K/A) for the year ended June 30, 2002.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company’s business strategy with respect to expansion into new and existing markets, the Company’s debt and related financial covenants, difficulties in managing the Company’s growth including attracting and retaining qualified personnel and additional enrollments, impairment, if any, of goodwill, increased competition, changes in government policy and regulation, ability to obtain additional capital required to implement fully the Company’s business plan, and the Company’s investment in Total Education Solutions, Inc.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Liquidity

The Company terminated the Merger Agreement with Socrates on February 3, 2003. For the nine months ended on March 31, 2003, the Company expensed approximately $1,018,000 of legal, professional and other registration fees and expenses associated with this transaction. These charges, coupled with the overall impact of general economic conditions on the Company’s revenues have placed the Company in noncompliance with certain of its senior debt facility financial covenants as of the quarter ended December 31, 2002 and March 31, 2003. Further, in the absence of restructuring or waiver of these covenants, it is probable that the Company will be in noncompliance of one or more financial covenants for the quarter and year ended June 30, 2003. As a result, the Company has classified all of its senior debt as a current liability at March 31, 2003. The Company has requested a waiver for the covenant noncompliance through March 31, 2003 and is actively engaged in discussions with its senior lenders with respect to amending the financial covenants for future periods. However, management has not received a waiver and is unable to assure that its efforts in this regard will be successful. As a result of the event of default, the senior bank debt can be deemed to be immediately due and payable at the lender’s discretion.

The Company has $10,124,000 outstanding under subordinated debt agreements at March 31, 2003. The Company is in compliance with the financial ratios of these agreements as they are less restrictive than the senior debt facility. The Company’s subordinated debt obligations maturing after March 31, 2004 are classified as long-term debt.

Note 3 – Merger Agreement

On May 16, 2000, the Company entered into a rights agreement (the “Stockholder Rights Agreement”) with Stocktrans, Inc., as rights agent, under which preferred stock purchase rights were distributed to NLCI’s stockholders. The Stockholder Rights Agreement was amended, on August 4, 2002, by Amendment No.1, to permit discussions among Socrates and management in connection with the Merger Agreement without raising a concern about triggering the rights. In addition, the Stockholder Rights Agreement was amended, on August 5, 2002, by Amendment No.2, to amend the definition of “Acquiring Person,” so that the dilutive effect of the rights was not triggered by the announcement of a public bid.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board comprised of three disinterested directors (the “Special Committee”), approved the Merger. In reaching its decision, the Special Committee and the Board received a fairness opinion from the Company’s financial advisor, Legg Mason Wood Walker, Incorporated.

Under the Merger Agreement, Socrates’ obligation to consummate the Merger was subject to its ability to obtain financing, and at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions.

In November, 2002, Socrates advised the Special Committee that Socrates did not believe the contemplated merger consideration would be financeable at $7.75 per share. Subsequently, on February 3, 2003, the Company terminated the Merger Agreement, and abandoned the merger and the other transactions contemplated thereby.

During the first nine months ended March 31, 2003, the Company expensed approximately $1,018,000 of legal, professional and other registration fees and expenses incurred in connection with the Merger.

On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff in that action sought to represent a putative class consisting of the public stockholders of the Company. Named as defendants in the complaint were the Company, members of the Company’s Board of Directors and one former member of the Company’s Board of Directors. The plaintiff alleged, among other things, that the Merger was unfair and that the Company’s directors breached their fiduciary duties by failing to disclose fully material non-public information related to the value of the Company and by engaging in self-dealing. The complaint sought an injunction, damages and other relief. The Company was served with the complaint on August 22, 2002. A stipulation and dismissal of that case was ordered by the court on February 27, 2003 due to the fact that the Merger Agreement had been terminated.

Note 4 – Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but will be assessed for impairment at least annually or upon an adverse change in operations. The annual impairment testing required by SFAS No. 142 requires judgments and estimates and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods.

The net carrying value of the Company’s goodwill was $48,376,000 as of July 1, 2002. Due to the termination of the Merger Agreement and the decline in the stock price, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000, which is recorded as a component of income from operations.

Note 5 – Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the nine months ended March 31, 2003. The common stock equivalents of stock options, warrants and convertible securities issued and outstanding at March 31, 2003 were not included in the computation of diluted earnings per share for the nine months then ended as they were antidilutive. Earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2003	2002	2003	2002

Basic earnings per share
Net income (loss)	$853	$1,032	$(4,373)	$1,438
Less preferred dividends	20	21	61	62

Net (loss) income available for common stock	$833	$1,011	$(4,434)	$1,376

Average common stock outstanding	6,332	6,223	6,330	6,167
Basic earnings (loss) per share	$0.13	$0.16	$(0.70)	$0.22

Dilutive earnings per share
Net income (loss) available for common stock and dilutive securities	$853	$1,032	$(4,373)	$1,438

Average common stock outstanding:	6,332	6,223	6,330	6,167
Options, warrants and and convertible securities	1,192	1,296	—	1,347

Average common stock and dilutive securities outstanding	7,524	7,519	6,330	7,514
Dilutive earnings (loss) per share	$0.11	$0.14	$(0.69)	$0.19

Note 6. New Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company expects to continue to utilize the intrinsic valuation method for recoding employee stock based compensation.

In April 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS 146 establishes guidelines for the recognition and measurement of these cost and is effective as of January 1, 2003.

In February 2003, the Company identified and is now creating a plan to close or sell schools that are under-performing or are in locations that do not fit into the Company’s school cluster concept. Once the plan is finalized it will be reviewed and approved by the Company’s Board of Directors prior to implementation. Accordingly, the Company expects to record a charge in the fourth quarter ending June 30, 2003 related to lease discontinuance, recoverability of certain assets below carrying value and other cost associated with the school closure plan.

Note 7. Discontinued Operations

Effective July 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of business. SFAS 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions.

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sub-lease agreement for the remaining term of that lease in excess of the future lease payment obligations. Leasehold improvements at this facility having a book value of $657,000 at March 31, 2003 are being retained by the Company and will be depreciated over the remaining term of the lease.

In the second quarter of Fiscal 2003, the Company entered into an agreement to sell an owned school in the greater Phoenix, AZ area and reduced the carrying value of the property to its net realizable value. The sale of the school, subject to financing contingencies, is expected to be consummated in the next six months.

Both of these schools meet the criteria of discontinued operations in SFAS 144. The operating results for the two schools were classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax. A summary of discontinued operations is as follows (dollars in thousands):

	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2001

Revenues	$591	$588	$1,451	$1,431
Operating expenses	555	750	4,349	1,976

Discontinued operations before income tax expense	36	(162)	(2,898)	(545)
Income tax expense	15	(67)	(1,188)	(223)

Income (loss) from discontinued operations	$21	$(95)	$(1,710)	$(322)

Operating expenses for the nine months ended March 31, 2003 include impairment charges of $2,460,000. The net realizable value of the owned school of $3,850,000 has been classified as a current asset held for sale at March 31, 2003.

Note 8 – Segment Information

The Company manages its schools based on three geographical regions within the United States. In fiscal year 2000 the Company acquired The Activities Club and began managing charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and are reflected in the “other” category.

The table below presents information about the reported operating income of the Company for the nine months and the three months ended March 31, 2003 and 2002 (dollars in thousands):

	Schools	Other	Corporate	Total

Three months ended March 31,
2003
Revenues	$40,308	1,449		41,757
School operating profit	$5,210	(41)		5,169
Depreciation and amortization	$1,275	148	108	1,531
Goodwill	$46,176	—		46,176
Segment assets	$82,653	9,574	5,886	98,113
2002
Revenues	$38,882	1,267		40,149
School operating profit	$5,880	(78)		5,802
Depreciation and amortization	$1,202	158	98	1,458
Goodwill	$48,376	—		48,376
Segment assets	$85,045	12,347	5,777	103,169
Nine months ended March 31,
2003
Revenues	$112,826	3,950		116,776
School operating profit	$11,638	(217)		11,421
Depreciation and amortization	$3,706	453	323	4,482
2002
Revenues	$110,073	3,548		113,621
School operating profit	$14,859	(296)		14,563
Depreciation and amortization	$3,602	458	311	4,371

Note 9 – Intangible Assets

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 – 20 years.

At March 31, 2003 and June 30, 2002 the Company’s intangibles assets were as follows (dollars in thousands):

	March 31, 2003	June 30, 2002

Intangible assets
Non-compete	$2,493	$2,493
Other	901	901

	3,394	3,394
Accumulated amortization	(2,530)	(2,249)

	$864	$1,145

Amortization expense was $258,000 and $368,000 for the nine months ended March 31, 2003 and 2002, respectively.

Note 10 – Stock Based Compensation

The Company accounts for employee stock options in accordance with APB 25, “Accounting for Stock Issued to Employees” (as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure”). No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Because no compensation expense is recognized under APB 25, the Company makes pro forma disclosures of net income (loss) and basic and diluted earnings (loss) per share as if the compensation expense had been recognized based on the fair value of the stock options on the grant date.

To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expense over the three-year vesting period. The pro forma impact for the three months and the nine months ended March 31, 2003 is as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2003	2002	2003	2002

Net income (loss) - As reported	$853	$1,032	$(4,373)	$1,438
Pro Forma Impact of expensing stock options	(39)	(93)	(116)	(278)

Pro Forma net income (loss)	$814	$939	$(4,489)	$1,160

Reported Basic earning per share	$0.13	$0.16	$(0.70)	$0.22
Pro Forma Impact of expensing stock options	(0.01)	(0.01)	(0.02)	(0.05)

Pro Forma basic earnings (loss) per share	$0.12	$0.15	$(0.72)	$0.17

Reported diluted earning per share	$0.11	$0.14	$(0.69)	$0.19
Pro Forma Impact of expensing stock options	$(0.01)	$(0.01)	(0.02)	(0.05)

Pro Forma diluted earnings (loss) per share	$0.10	$0.13	$(0.71)	$0.14

Note 11 – Commitments and Contingencies

The Company is engaged in legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters will not have a material adverse effect on the Company’s consolidated financial position. The significance of these matters on the Company’s future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

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

Note 12 – Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on its $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $11,250,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at March 31, 2003 was a liability of $918,000 and is included as a component of Accumulated Other Comprehensive Loss as $541,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year. As a result of the noncompliance with the senior debt facility, all of the interest rate swap liability is included as a current liability.

Note 13 – Subsequent Event

On April 25, 2003 the Company executed a sublease with the Peoria School District (the “School District”) for its charter and preschool facility in Fletcher Heights, Arizona. The sublease runs for the remaining term of the Company’s primary lease on the property subject to the School District’s right to terminate the sublease after two years. Under the terms of the sublease, the School District is paying the Company rent equal to the lease payments due under the primary lease and is responsible for all operating cost otherwise payable by the Company. Leasehold improvements to the facility with a book value of $621,566 are retained by the Company and will be depreciated over the remaining term of the primary lease.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company entered into the Merger Agreement with Socrates on August 5, 2002, and entered into the First Amendment thereto on October 2, 2002.

Under the merger agreement, Socrates’ obligation to consummate the Merger was subject to its ability to obtain financing. Although at the time that the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions, Socrates did not receive the financing necessary to consummate the Merger. Accordingly, the Company terminated the Merger Agreement, in accordance with its terms, on February 3, 2003.

On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The complaint sought an injunction, damages and other relief. The Company was served with the complaint on August 22, 2002. A stipulation and dismissal of that case was ordered by the court on February 27, 2003 due to the fact that the Merger Agreement was terminated.

Results of Operations

For the Third Quarter ended March 31, 2003 vs. the Third Quarter ended March 31, 2002

At March 31, 2003, the Company operated 178 schools. Since March 31, 2002, the Company has opened eight new schools: two elementary schools, five preschools, and one specialty high school. The Company has also closed two schools during this period.

Revenues for the third quarter ended March 31, 2003 increased $1,608,000 or 4.0% to $41,757,000 from $40,149,000 for the third quarter ended March 31, 2002. The increase in revenues is primarily attributable to the increase in revenues from new schools. The 4% increase in revenues in the third quarter as compared to a 3.0% increase in revenues in the second quarter and 1.0% increase in the first quarter of Fiscal 2003 is as a result of increase in enrollments.

Same school revenues (schools that were opened in both periods) increased $419,000 or 1.1% in the third quarter ended March 31, 2003 as compared to the prior year. This increase is primarily due to the maturation of schools that were opened in the prior fiscal year. This increase was offset by a decrease in revenues in certain of the remaining schools due to current economic conditions that are forcing parents to consider preschool and elementary school alternatives such as fewer days in attendance in the Company’s preschools and public school alternatives for elementary schools. The increase in revenues related to the eight schools opened totaled $1,408,000. In addition, the decrease in revenues related to school closings was $219,000.

School operating profit for the third quarter ended March 31, 2003 decreased $633,000 or 10.9% to $5,169,000 from $5,802,000 for the third quarter ended March 31, 2002. Total school operating profit margin decreased from 14.5% for the quarter ended March 31, 2002 to 12.4% for the quarter ended March 31, 2003. School operating income as a percentage of revenues has increased from 4.4% in the first quarter, 11.7% in the second quarter to 12.4% in the third quarter.

Same school operating profit decreased $387,000 or 6.5%. Same school operating profit margin decreased from 14.8% for the third quarter ended March 31, 2002 to 13.7% for the third quarter ended March 31, 2003. This decrease is primarily due to decreases in revenues and increases in insurance cost for health care benefits and property and casualty insurance. For the third quarter ended March 31, 2003, new schools incurred start up losses of $311,000. School closings positively affected the change in school operating profit by $65,000.

General and administrative expenses increased $134,000 or 4.5% from $3,007,000 for the third quarter ended March 31, 2002 to $3,141,000 for the third quarter ended March 31, 2003. As a percentage of revenues, general and administrative expense was 7.5% for both the quarters ended March 31, 2003 and March 31, 2002. This increase is due primarily to an increase in legal and accounting expenses and an increase in terminated site cost. This increase in general and administrative expenses was offset by decreases in corporate personnel cost caused by attrition.

As a result of the factors mentioned above, operating income decreased $767,000 from $2,795,000 for the third quarter ended March 31, 2002 to $2,028,000 for the third quarter ended March 31, 2003.

Interest expense decreased $59,000 or 6.5% from $905,000 for the third quarter ended March 31, 2002 to $846,000 for the third quarter ended March 31, 2003. The decrease is due to decreased interest rates on the Company’s credit facility.

Income tax expense for the three months ended March 31, 2003 was $578,000 as compared to $783,000 for the same period in the prior year. The Company’s effective tax rate for both periods was 41%.

Discontinued operations for the three months ended March 31, 2003 resulted in income of $21,000 as compared to a loss of $95,000 for the three months ended March 31, 2002. Discontinued operations represent the operating results for the two schools located in Sarasota, Florida and the greater Phoenix, Arizona area.

For the Nine Months ended March 31, 2003 vs. the Nine Months ended March 31, 2002

Revenues for the nine months ended March 31, 2003 increased $3,155,000 or 2.8% to $116,776,000 from $113,621,000 for the nine months ended March 31, 2002. The increase in revenues is primarily attributable to the increase in revenues from new schools. However, revenues as compared to the prior year increased from 1% in the first quarter to 3.0% in the second quarter and 4.0% in the third quarter of Fiscal 2003.

Same school revenues (schools that were opened in both periods) increased $604,000 or 0.5% in the nine months ended March 31, 2003 as compared to the prior year. This increase is due to the maturation of schools that were opened in the prior fiscal year. This increase was offset by a decrease in revenues in certain of the remaining schools due to current economic conditions that are forcing parents to consider preschool and elementary school alternatives such as fewer days in attendance in the Company’s preschools and public school alternatives for elementary schools. The increase in revenues related to the seven schools opened totaled $3,189,000. In addition, the decrease in revenues related to school closings was $638,000.

School operating profit for the nine months ended March 31, 2003 decreased $3,142,000 or 21.6% to $11,421,000 from $14,563,000 for the nine months ended March 31, 2002. Total school operating profit margin decreased from 12.8% for the nine months ended March 31, 2002 to 9.8% for the nine months ended March 31, 2003. School operating income as a percentage of revenues has increased from 4.4% in the first quarter, 11.7% in the second quarter to 12.4% in the third quarter.

Same school operating profit decreased $1,960,000 or 13.1%. Same school operating profit margin decreased from 13.3% for the nine months ended March 31, 2002 to 11.5% for the nine months ended March 31, 2003. This decrease is primarily due to decreases in revenues and increases in insurance cost for health care benefits and property and casualty insurance. For the nine months ended March 31, 2003, new schools incurred start up losses of $1,490,000. School closings positively affected the change in school operating profit by $308,000.

Due to the termination of the Merger Agreement and the decline in the stock price, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000, which is recorded as a component of income (loss) from operations.

During the nine months ended March 31, 2003, the Company expensed $1,018,000 of transaction related cost associated with the Merger.

General and administrative expenses decreased $36,000 or 0.4% from $8,893,000 for the nine months ended March 31, 2002 to $8,857,000 for the nine months ended March 31, 2003. As a percentage of revenues, general and administrative expense was 7.6% for the nine months ended March 31, 2003 and 7.8% for the nine months ended March 31, 2002. This decrease in general and administrative expenses was primarily related to decreases in corporate personnel cost caused by attrition, reimbursement related to an insurance claim and a decrease in public relation expenses. These decreases were offset by an increase in corporate rent expense related to the relocation of the corporate office, an increase in terminated site costs and to an increase in accounting and legal fees.

As a result of the factors mentioned above, operating income decreased $6,324,000 from $5,670,000 for the nine months ended March 31, 2002 to an operating loss of $654,000 for the nine months ended March 31, 2003.

Interest expense decreased $242,000 or 8.7% from $2,777,000 for the nine months ended March 31, 2002 to $2,535,000 for the nine months ended March 31, 2003. The decrease is primarily due to decreased interest rates on the Company’s credit facility.

Income tax for the nine months ended March 31, 2003 was a benefit of $323,000 as compared to income tax expense of $1,221,000 for the same period in the prior year. The income tax benefit for the nine months ended March 31, 2003 is lower than the statutory amount due to the non-deductible goodwill impairment charge of $2,200,000. The income tax benefit of $323,000 for the nine months ended March 31, 2003 represents 41% of the adjusted pretax loss of $786,000 (pretax loss before the goodwill impairment charge). The Company’s effective tax rate for both periods was 41%.

Discontinued operations for the nine months ended March 31, 2003 and 2002 resulted in a loss of $1,710,000 and $322,000, respectively. The loss from discontinued operations for the nine months ended March 31, 2003 include impairment charges of $2,460,000. Discontinued operations represent the operating results for the two schools located in Sarasota, Florida and the greater Phoenix, Arizona area.

Liquidity and Capital Resources

The Company terminated the Merger Agreement with Socrates on February 3, 2003. For the nine months ended on March 31, 2003 the Company expensed $1,018,000 of fees and expenses associated with this transaction. These charges, coupled with the cost of closing the Company’s school in Sarasota, Florida and the overall impact of general economic conditions on the Company’s revenues have placed the Company in noncompliance with certain of its senior debt facility financial covenants as of the quarter ended December 31, 2002 and March 31, 2003. Further, in the absence of restructuring these covenants, it is probable that the Company will be in noncompliance of one or more financial covenants for the quarter and year ending June 30, 2003. As a result, the Company has classified all of its senior debt as a current liability at March 31, 2003. The Company has requested a waiver for the covenant noncompliance through March 31, 2003 and is actively engaged in discussions with its senior lenders with respect to amending the financial covenants for future quarters. However, management has not received a waiver and is unable to assure that its efforts in this regard will be successful. As a result of the event of default, the senior bank debt can be deemed to be immediately due and payable at the lenders discretion.

The Company has $10,124,000 outstanding under subordinated debt agreements at March 31, 2003. The Company is in compliance with the financial ratios of these agreements as they are less restrictive than the senior debt facility. The Company’s subordinated debt obligations maturing after March 31, 2004 are classified as long term debt.

In order for the Company to pursue a growth strategy, the Company will continue to seek additional funds through debt or equity financing and possibly amend or refinance its senior debt facility. Management’s growth strategy for the Company includes (1) internal growth of existing schools through the expansion of certain facilities, (2) new school development in both existing and new markets, (3) strategic acquisitions, and (4) development of new education businesses. The Company’s principal sources of liquidity are (a) cash flow generated from operations, (b) future borrowings under the Company’s $40.0 million Amended and Restated Loan and Security Agreement, (c) the use of site developers to build schools and lease them to the Company, and (d) issuance of subordinated indebtedness or shares of common or preferred stock. The Company identifies growth markets through both extensive demographic studies and an analysis of the existing educational systems in the area. The Company seeks to grow through a cluster approach whereby several preschools feed into an elementary school.

Fiscal 2003 Cash Flows

Total cash and cash equivalents increased $638,000 from $1,787,000 at June 30, 2002 to $2,425,000 at March 31, 2003. The net increase was primarily related cash flow from operations of $6,635,000 and an increase in borrowings under the Company’s working capital facility of $1,646,000. This increase was offset by $4,543,000 in capital expenditures, scheduled repayments of long term debt of $1,607,000, scheduled repayments of subordinated debt of $1,216,000 and a cash distribution related to minority interest of $158,000.

The working capital deficit increased $21,759,000 from $13,108,000 at June 30, 2002 to $34,867,000 at March 31, 2003. The increase in the working capital deficit is primarily the result of an increase of $24,414,000 in current maturities of long-term debt and an increase in unearned income totaling $1,866,000. The increase in current maturities is related to $23,624,000 of long-term senior bank debt that has been reclassified as current debt. The debt was reclassified as current because it is not currently anticipated that the Company will be in compliance with certain of its bank covenants in the fourth quarter of Fiscal Year 2003. The Company is in the process of negotiating an amendment to modify the bank covenants with its senior bank creditors, but there can be no assurance that the Company will be successful in doing so. The increase in unearned income is related to the prepayment of annual and semi-annual tuition by parents and by registration fees collected at the beginning of the school year.

The Company anticipates that in the current economic conditions its existing available principal credit facilities, cash generated from operations, and continued support of site developers to build and lease schools will be sufficient to satisfy working capital needs, capital expenditures, and renovations and the building of new schools during Fiscal 2003.

EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization) is a key financial measurement defined in the Company’s senor bank credit facility and is used in determining compliance with its financial debt covenant ratios. EBITDA for the nine months ended March 31, 2003 decreased $3,898,000 from the comparable period in the prior year to $6,231,000. The decrease is related to the decrease in same school operating income, new school start up losses and $1,018,000 of fees associated with the Merger transaction. EBITDA for the three months ended March 31, 2003 decreased $486,000 from the same period in the prior year to $3,787,000. The decrease is related to the decrease in same school operating income and new school start up losses. EBITDA is not intended to indicate that cash flow is sufficient to fund all of the Company’s cash needs or represent cash flow from operations as defined by accounting principles generally accepted in the United States of America.

Long-Term Obligations and Commitments

In May 2001, the Company entered into its current Amended and Restated Loan and Security Agreement which increased the Company’s borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim payments with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments are required until after April 2003. At that time, the outstanding principal under the Acquisition Credit Facility will be converted into a term loan which will require principal payments in 16 quarterly installments. The Working Capital Credit Facility is scheduled to terminate on April 1, 2004. In addition, the credit facilities provide that the Company must meet or exceed defined interest coverage ratios and must not exceed defined leverage ratios.

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $11,250,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at March 31, 2003 was a liability of of $918,000 and is included as a component of Accumulated Other Comprehensive Loss as $541,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year. As a result of the noncompliance with the senior debt facility, all of the interest rate swap liability is included as a current liability.

At March 31, 2003, a total of $28,256,000 was outstanding under the Amended and Restated Loan Agreement. This debt was reclassified as current because it is not currently anticipated that the Company will be in compliance with certain of is bank covenants for the quarter ending June 30, 2003. The Company has requested a waiver for the covenant noncompliance through March 31, 2003 and is actively engaged in discussions with its senior lenders with respect to amending the financial covenants for future quarters. However, management has not received a waiver and is unable to assure that its efforts in this regard will be successful. As a result of the event of default, the senior bank debt can be deemed to be immediately due and payable at the lender’s discretion. The Company’s loan covenants under its Amended and Restated Loan Agreement limit the amount of senior debt borrowings. At March 31, 2003, there was $3,730,000 outstanding under the Working Capital Credit Facility, $13,276,000 was outstanding under the Acquisition Credit Facility and $11,250,000 was outstanding under the Term Loan. In addition, the Company has $10,124,000 outstanding under subordinated debt agreement as well as significant commitments under operating lease agreements. The following is a summary of these obligations (dollars in thousands):

Contractual Obligations	Total	Less than 1 year	2-4 years	Year 5 and after

Long-Term Obligations	$39,026	$28,902	$5,124	$5,000
Interest Rate Swap	918	918	—	—
Operating Leases *	249,371	26,352	74,235	148,784

* –

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

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K (as amended by Amendment No. 1 on Form 10-K/A) for the fiscal year ended June 30, 2002. The following accounting policies are considered critical to the preparation of the Company’s financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

Tuition revenues, net of discounts and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as unearned revenues. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenues received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

Accounts Receivable

The Company’s accounts receivable are comprised primarily of tuition due from governmental agencies and parents. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company also has investments in other entities. The collectibility of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Long-lived and Intangible Assets

During the first quarter of Fiscal 2003, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the requirements of SFAS No. 144, the Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but will be assessed for impairment at least annually or upon an adverse change in operations. The annual impairment testing required by SFAS No. 142 requires judgments and estimates and could require the Company to write down the carrying value of our goodwill and other intangible assets in future periods.

The net carrying value of goodwill was $48,376,000 as of July 1, 2002. Due to the termination of the Merger Agreement and the decline in the stock price, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000, which is recorded as a component of income from operations.

Long Term Note Receivable

At March 31, 2003, the Company had a $2,500,000 note receivable pursuant to a Credit Agreement with Total Education Solutions (“TES”) due May 2005, of which $2,250,000 is convertible into 30.0% ownership of TES. During January 2003, $100,000 of the note receivable was repaid by TES. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). The proceeds received by TES have been used for the expansion of its product throughout California, and TES plans to enter other states. Although TES’s revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

As part of the Company’s evaluation of the carrying value of TES, the Company considered a number of positive and negative factors affecting TES including:

•

Operating results and outlook for TES;

•

Expected future cash flows;

•

Current conditions and trends in the industry;

•

Other industry comparables; and

•

The Company’s plans and ability to continue to hold this investment.

In evaluating the investment in TES, a discounted cash flow analyses was prepared for TES based on a recent financing discussion memorandum. The cash flow analyses indicated that the investment in TES has a value greater than the Company’s current carrying value. In addition, the Company reviewed other objective evidence including recent comparable transactions similar to TES, industry publications supporting the market and growth rates and TES’s ongoing discussions with third parties regarding additional financing.

Income Taxes

The Company accounts for income taxes using the asset and liability method, in accordance with SFAS 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized as income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

The Company files a U.S. federal income tax return and various state income tax returns, which are subject to examination by tax authorities. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company’s estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions including possible adjustments related to the nature and timing of deductions and the local attribution of income.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swaps agreements.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company had no cash flow exposure due to rate changes on its 12.0%, $10,000,000 senior subordinated debt at March 31, 2003 and June 30, 2002. The Company also had no cash flow exposure on certain mortgages, notes payable and subordinate debt agreements aggregating $1,060,000 and $2,386,000 at March 31, 2003 and June 30, 2002, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $37,000 for the three months ended March 31, 2003 and 2002.

Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $11,250,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at March 31, 2003 was a liability of $918,000, and is included as a component of Accumulated Other Comprehensive Loss as $541,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year. As a result of the noncompliance with the senior debt facility, all of the interest rate swap liability is included as a current liability.

Item 4

Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Other Information

Item 4 – Submission of Matters to Vote of Security Holders

A.

An annual meeting of the stockholders of the Company was held on April 2, 2003. The total shares eligible to vote on the record date included 6,554,966 shares of Common Stock, 1,023,694 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock and 1,063,830 shares of Series D Preferred Stock. Each share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is convertible into 0.294, 0.25 and 0.25 shares of Common Stock, respectively. These shares represent a total of 7,746,890 votes.

B.

At the meeting:

1.

Election of Director

Three directors (A. J. Clegg, Steven B. Fink and Joseph W. Harch) were elected to serve until the 2005 Annual Meeting. The term of office of John R. Frock, Eugene G. Monaco and Robert E. Zobel continues until the 2003 Annual Meeting. The term of office of Daniel L. Russell continues until the 2004 Annual Meeting.

On April 22, 2003, Mr. Zobel resigned as a director of the Company and the Company’s Board of Directors appointed Peter H. Haves to serve as a director for Mr. Zobel’s remaining term.

Item 6.

Exhibits and Reports on Form 8-K

(A)

Exhibits

None

(B)

Reports on Form 8-K

1.	A report on From 8-K was filed on April 4, 2003, with respect to the changes in the registrant’s certifying accountant.
2.

A report on Form 8-K was filed on March 25, 2003 announcing the execution of the Agreement Regarding Board of Directors and Amendment of Rights Agreement among the Company, KU Learning, L.L.C., Knowledge Universe II LLC, A.J. Clegg, Steven B. Fink and Joseph Harch.

3.	A report on Form 8-K was filed on March 17, 2003 with respect to the Officer Certifications associated with Form 10-K/A for the fiscal year ended June 30, 2003.
4.	A report on Form 8-K was filed on March 6, 2003 with respect to the Officer Certifications associated with Form 10-Q for quarter ended December 31, 2003.
5.	A report on Form 8-K was filed on March 3, 2003 announcing information regarding second quarter performance and infrastructure changes.
6.	A report on Form 8-K was filed on February 4, 2003 announcing the termination by the Company of its previously executed Merger Agreement with Socrates Acquisition Corporation.
7.	A report on Form 8-K was filed on January 22, 2003 announcing the receipt of two proposed term sheets regarding a capital infusion into the Company.
8.

A report on Form 8-K was filed on January 14, 2003 announcing the date of Nobel Learning Communities, Inc.’s Annual Meeting and referencing the letter agreement entered into with Socrates Acquisition Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.
Dated: May 13, 2003	By:	/s/ ROBERT E. ZOBEL

Robert E. Zobel Vice Chairman – Corporate Affairs and Chief Financial Officer (duly authorized officer and principal financial officer)

CERTIFICATION

I, A.J. Clegg, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Nobel Learning Communities, Inc. (the “registrant”);

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ A. J. CLEGG

A. J. Clegg Chief Executive Officer

CERTIFICATION

I, Robert E. Zobel, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Nobel Learning Communities, Inc. (the “registrant”);

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ ROBERT E. ZOBEL

Robert E. Zobel Chief Financial Officer