Form 10-K
period 2003-06-30
NOBEL LEARNING COMMUNITIES INC
filed 2003-10-14
CIK 721237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR	ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2003

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2465204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1615 West Chester Pike West Chester, PA	19382
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 947-2000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value

$.001 per share

(Title of each class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $16,399,819 (based upon the closing sale price of these shares on such date as reported by the Nasdaq National Market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 5% of the outstanding common stock or have the right to designate a member of the Board of Directors, and no other persons. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at September 29, 2003, was 6,612,109.

“SAFE HARBOR” STATEMENT UNDER PRIVATE LITIGATION REFORM ACT OF 1995

Certain statements set forth in or incorporated by reference in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our outlook for the current fiscal year ending June 30, 2004, other statements in this report other than historical facts relating to the financial conditions, results of operations, plans, objectives, future performance and business of Nobel Learning Communities, Inc. In addition, words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on our currently available operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While we believe that our assumptions are reasonable, we caution that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of our newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from those projected, expressed or implied by such forward-looking information. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors set forth throughout this Form 10-K.

PART I

ITEM 1.	BUSINESS.

General

Nobel Learning Communities, Inc. (“NLCI” or “the Company”) is a for-profit provider of education and educational services products for the pre-elementary through 12th grade market. Our programs are offered through a network of general education schools, schools and programs for learning challenged students, and special purpose high schools, under various local brand names as well as the global brand name “Nobel Learning Communities.” These schools typically provide summer camps and before-and-after school programs. Our credo is “Quality Education Maximizing a Child’s Life Opportunities.”

We were organized in 1984 as The Rocking Horse Childcare Centers of America, Inc. In 1985, The Rocking Horse Childcare Centers of America, Inc. merged into a publicly-traded entity that had been incorporated in 1983. In 1993, new management changed our strategic direction from a child care company to a curriculum-based, pre-elementary through 12th grade private school system. This change in direction coincided with the change of our name to Nobel Education Dynamics, Inc. In 1998, we changed our name to Nobel Learning Communities, Inc. to reflect the organizational model that we use today, which supports cross-marketing and operational synergies within the “Nobel Learning Communities.”

Our corporate office is located at 1615 West Chester Pike, West Chester, PA 19382. Our telephone number is (484) 947-2000.

Educational Philosophy and Implementation

Our educational philosophy is based on a foundation of sound research, innovative instructional techniques and quality practice and curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. Our curricula recognize that each child develops according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Each child’s individual educational needs and skills are considered upon entrance into one of our schools. Progress is regularly monitored in terms of both the curriculum’s objectives and the child’s cognitive, social, emotional and physical skill development. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem and emotional and physical well-being.

We have developed curriculum guidelines for each grade level and content area to assist principals and teachers in planning their daily and weekly programs. At our educator’s Web site we have linked the curriculum guidelines to the products and services that are most appropriate for addressing our standards. The Web site also provides our educators with links to our framework and philosophy as well as other resources that support our educational mission.

We maintain that small schools, small classes, clearly articulated curricula guidelines and excellent educational materials, delivered by highly qualified, innovative and enthusiastic teachers, comprise the basic ingredients of a quality education. Our philosophy is based on personalized instruction that leads to a student’s active involvement in learning and understanding. The program for our schools is a skills-based and developmentally-appropriate comprehensive curriculum. We implement the curriculum in ways that stimulate the learners’ curiosity, enhance students’ various learning styles and employ processes that contribute to lifelong achievement. Academic areas addressed include reading, writing, spelling, mathematics, science, social studies, visual and graphic arts, music, physical education/health and foreign language study. The critical areas of technology literacy and study skills are integrated into the program, as appropriate, in all content areas, with many schools incorporating a media center concept. Most schools in the Nobel Learning Communities introduce a second language between the ages of three and four and continue that instruction into the pre-K, kindergarten and school age programs.

We offer sports activities and supplemental programs, which include day field trips coordinated with the curriculum to such places as zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as Yosemite National Park, California and Washington, D.C. Schools also arrange classroom presentations by parents, community leaders and other volunteers, as well as organize youngsters as presenters to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools are encouraged to provide experiences (that are sometimes fee-based) specifically tailored to particular families’ interests in such ancillary activities as dance, gymnastics and instrumental music lessons.

We recognize that maintaining the quality of our teachers’ capabilities and professionalism is essential to sustaining our students’ high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers and external consultants. Staff members are recognized for the completion of continuing education experiences, encouraged to pursue formal advanced learning and rewarded for outstanding performance and achievement. Our educators serve on task forces and committees who regularly review and revise guidelines, programs, tools and current teaching methods.

We seek to assure that our schools meet or exceed the standards of appropriate licensing and accrediting agencies through an internal quality assurance program. Although not mandated by any governmental or regulatory authority, many of our schools are accredited, or are currently seeking accreditation, by the Commission on International and Trans-Regional Accreditation (CITA) (which renewed the Company’s accreditation in June 2003), the National Association for the Education of Young Children (NAEYC), or the National Independent Private Schools Association (NIPSA).

Operations/School Systems

In order to maintain uniform standards, our schools share consistent educational goals and operating procedures. To respond to local demands, principals are encouraged to tailor curricula, within the standards of Nobel Learning Communities, to meet local needs. Members of our management team visit schools and centers on a regular basis to review program and facility quality.

Our school principals are critical to our educational and financial success. They are responsible for managing school personnel and finances, ensuring teacher adherence to our curricula guidelines, and implementing local sales and marketing strategies. We treat each school as a separate cost center, holding each accountable for its own performance. Each school prepares an annual budget and submits weekly financial data to the corporate office and to appropriate district and division managers. Tuition revenue, operating costs and utilization rates are continually monitored, with each school measured weekly in relation to our business plan and prior year performance. Executive Directors, another critical component to our success, oversee the principals in their management responsibilities and report to regional Vice Presidents of Operations. School principals and Executive Directors work closely with regional and corporate management, particularly in the regular assessment of program quality.

Principals and Executive Directors are also responsible for raising additional revenues through ancillary programs, such as sales of school uniforms, children’s portraits and school stores. Our corporate office undertakes central management of several significant ancillary programs. This central management has enabled us to obtain more favorable terms from vendors and to encourage more active participation from schools.

We hire qualified individuals and look to promote from within whenever possible. Employment applications are reviewed with background checks to verify accurate employment history and establish understanding of the candidate’s background, reputation and character. After hiring, our faculty is reviewed and evaluated annually through a formal evaluation process. All of our principals and Executive Directors are eligible for incentive compensation based on the performance of their schools.

Pre-Elementary Schools and Elementary Schools

Our pre-elementary and elementary strategy is based on meeting the educational needs of children, beginning with infancy. We encourage our children to stay with our schools as they advance each school year, within our geographic clusters called “Nobel Learning Communities.” Through the use of strategically designed clusters, we seek to increase market awareness, achieve operating efficiencies, and provide cross-marketing opportunities, particularly by providing feeder populations from pre-elementary to elementary school, and elementary to middle school, as well as to and from our other specialty programs. Centralized administration provides an additional monitoring mechanism for program quality and development and significant operating efficiencies.

We seek to distinguish our schools from our competition with qualitative and quantitative program outcomes. At each level, we support a child’s development with age-appropriate curriculum-based programs. We foster a more individualized approach to learning through our small schools with small classes, with curricula that integrates community-based learning supported by technology. Further, in certain locations, we serve those with special needs through our schools for learning challenged and special purpose high schools. We believe that the empirical results support the quality of our programs. Standardized test results have shown that, on average, our students perform one and one-half to three grade levels above national norms in reading and mathematics.

Many of our pre-elementary and elementary schools operate from 6:30 a.m. to 6:00 p.m., allowing early drop-off and late pick-up by working parents. In most pre-elementary locations, programs are available for children starting at six weeks of age. For a competitive price, parents can feel comfortable leaving their children at one of our schools knowing the children will receive both a quality education and engage in well-supervised activities.

Most of our pre-elementary and elementary schools complement their programs with before-and-after school programs and summer camps (both sports and educational). Our schools also seek to improve margins by providing ancillary services and products, such as book sales, uniform sales and portrait services.

Paladin Academy

Our Paladin Academy schools and programs serve the needs of children with learning challenges. Through these schools and programs, our mission is to improve the learning process and achievement levels of children and adults with dyslexia, attention deficit disorder and other learning difficulties. We offer clinical day schools, tutoring clinics and summer programs, as well as developmental testing and community outreach programs.

Paladin Academy schools offer full day programs serving the special needs of students from kindergarten through high school. One of the primary goals of Paladin Academy is to enable students to mainstream back into our general education population. We offer one-on-one tutorial clinics to students in our general education program, as well as to students from other schools who require a clinical educational approach.

As of September 29, 2003, we operated 13 Paladin Academy schools and/or programs. These include three “stand-alone” private schools in South Florida acquired in our August 1998 purchase of the assets of Development Resource Centers, one additional stand-alone school in Seattle, Washington and nine programs located within our elementary schools. One additional school, also in South Florida and acquired in February 2000, was closed in the fiscal year ended June 30, 2003, as this school did not fall within one of our cluster regions and represented a significant use of cash that would be better served in strengthening programs across the balance of our schools. As a part of our combination school strategy, most of our new Paladin Academy programs are conducted in classrooms of Nobel Learning Communities elementary schools. Paladin Academy schools and/or programs are now located in Florida, Nevada, New Jersey, North Carolina, Pennsylvania, Virginia and Washington.

We plan to expand Paladin Academy schools and/or programs within our school clusters across the United States. Further, as Paladin Academy develops broader market recognition independent of our private elementary schools, we may roll out the program independently across the United States.

Expanding our initiatives in special education, since May 2000, under terms of a credit agreement, we have loaned funds to Total Education Solutions, which provides special education staffing and compliance solutions to charter schools and public schools which, because of a lack of internal capabilities or other reasons, wish to out-source their provision of special education programs.

Charter Schools

In July 1999, we entered into a management services contract with our first charter school, The Philadelphia Academy Charter School in Philadelphia, Pennsylvania, which serves 744 students in kindergarten through eighth grade. Our performance under that contract resulted in the March 2000 award of two additional contracts to provide management services for new charter schools in Philadelphia (one opened in September 2000 and the other opened in September 2001). Under these management agreements, which have terms of four to five years, subject to extension, we provide services such as administrative and development/construction management services to the charter schools pursuant to four or five-year terms, subject to extension. The actual holders of the charters, non-profit entities managed by a board of directors or trustees, fund their own operations, through payments from the School District of Philadelphia. In some cases, as part of the arrangements with the charter schools, we lease the charter school premises from a third party and sublease the premises to the non-profit entity.

Further adding to our charter school operations, in May 2000, we acquired two charter schools in Arizona: the Fletcher Heights Charter Elementary School in Peoria, Arizona and the Desert Heights Elementary School, which opened in Glendale, Arizona in August 2000. In contrast to our Philadelphia charter schools and charters contracts, we held the charter and owned and operated the Arizona charter schools independently, as Arizona law permits the charter funds to be paid directly to a for-profit corporation.

In May, 2003, we subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which we had previously operated our Fletcher Heights Charter Elementary School, and in August, 2003, we sold to Partnership With Parents, Inc. (an Arizona non-profit corporation) the premises at which we had previously owned and operated our Desert Heights Charter Elementary School. As a result of these two transactions in 2003, we exited both the Arizona market and our direct ownership of charter schools.

While we do not currently intend to own and operate charter schools directly, we do plan to pursue growth in charter school management by competing for contracts at charter schools owned by others. These include both charter management contracts which are up for renewal and charters currently being managed by a local not-for-profit administration.

Since the charter schools that we manage operate under a charter granted by a state or school board authority, we would lose the right to manage a school if the charter authority were to revoke the charter. Typically, the charter holder is a community group that engages us to manage portions of the school operation under a management agreement. As such, the charter authority could base such revocation on actions of the charter holder, which are outside of our control. Also, many state charter school statutes require periodic reauthorization. If state charter school legislation in such states were not reauthorized or were substantially altered, our charter opportunities in the charter school market could be materially adversely affected.

Houston Learning Academy / Saber Academy

In September 1999, we acquired all the capital stock of Houston Learning Academy (“HLA”), an operator of five special purpose high schools and one special purpose high school program in the Houston metropolitan marketplace. HLA schools, which are fully accredited by the Southern Association of Colleges and Schools, offer a half-day high school program, as well as summer school, tutorials and special education classes to residential hospitals. HLA schools and programs feature small class sizes and individualized attention, primarily for those students who are at risk of not completing their high school requirements in a more traditional setting, and/or are attracted to the schools’ program and flexible hours of service. In the fiscal year ended June 30, 2003 (“Fiscal 2003”), we opened an additional school in the Dallas market, using the existing HLA school model, under the name Saber Academy. We plan to grow the HLA / Saber Academy concept by leveraging our existing school model and accreditation to other Texas metropolitan areas (Dallas, San Antonio) under the name Saber Academy. Depending upon the performance of our HLA / Saber Academy schools and programs, we may then expand this concept through its introduction into existing and future Nobel Learning Community markets. We believe HLA / Saber Academy and Paladin Academy schools and programs may have significant marketing and other synergies with our other school concepts.

The Activities Club

In December 1999, we entered into a transaction to form The Activities Club. At the time of its inception, we owned 80% of the Activities Club. In May 2003, we acquired the remaining 20%. The Activities Club provides before-and-after school programs, summer camps, and theme-based programs to public schools, private schools, and corporations. The Activities Club is being repositioned by management to support the growing need for extended day learning and research-based programming that correlates with specific state standards and the need to improve student performance.

Principal Markets

Our schools are located in California, Florida, Georgia, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington. The schools operate under various names, including Chesterbrook Academy (East, South and Midwest), Merryhill School (West), Evergreen Academy (Northwest), Paladin Academy (learning challenged) and Houston Learning Academy and Saber Academy (special purpose high schools). As of September 29, 2003, we operated 172 schools in 14 states, with an aggregate capacity of approximately 27,000 children.

While we do not currently anticipate exiting from any of our markets, we are in the process of analyzing the profitability of our existing schools, and have formed a Managed Assets Division to develop exit strategies for schools identified as under-performing and/or which do not fit well with our business or geographic strategies. Our management team evaluated each school, and identified certain schools as poor performers, along with the strategies to either improve or remove them from our portfolio. The schools that have been targeted for disposition have been or are in the process of being sold or closed. This represents an important step in redistributing funds to the balance of our schools in order to ensure the continued improvement of our program offerings.

Marketing

We generate a large portion of new enrollments from our reputation in the communities that we serve, primarily through word-of-mouth recommendations of the parents of our students. Further, we group our pre-elementary schools geographically to increase local market awareness and to supply a student population for our elementary and middle schools. Our educational continuum from pre-elementary school through elementary and middle school also helps demonstrate to parents our educational focus. We market our services through school open houses, yellow page advertising, print ads in local publications, radio and through distribution of promotional materials in residential areas. Marketing campaigns are conducted throughout the year, primarily at the local level by our school directors and principals. In addition, the various regional offices conduct targeted marketing programs, such as mass mailings and media advertising.

In our marketing, we strive to differentiate ourselves from our competition through the quality of our programs and the educational outcomes of our students. We emphasize the features and benefits of our schools, including a more individualized approach to learning, comprehensive curricula, small class sizes, accreditation, credentialed teachers, before-and-after school programs and summer camps. We promote early age introduction of foreign language and technology use. We evaluate student progress regularly, including the administration of standardized tests, which show that, on average, our school age children perform one and one-half to three grade levels above the national norms.

Corporate Development – Nobel Learning Communities Strategy and Implementation

Our strategy to take advantage of the significant growth opportunities in the private education market includes internal growth of our existing schools, and may also include expansions of current facilities, new school development in both existing and new markets, and strategic acquisitions.

Our growth to date has been a function of new school development along with strategic acquisitions of existing schools. Before we enter a new market, we devote resources to evaluating that market’s potential. Evaluation criteria include the number and age of children living in proximity to the site; family income data; incidence of two-wage earner and single parent families; traffic patterns; wage and fixed cost structure; competition; price elasticity; family educational data; local licensing requirements; local public school statistics and perception; and real estate costs.

New School Development

During Fiscal 2003, we opened four pre-elementary schools. In addition, two elementary schools that we opened at the end of the fiscal year ended June 30, 2002 commenced operations during Fiscal 2003. From July 1, 2003 through September 30, 2003, we have opened one pre-elementary school. Throughout the remainder of the twelve months ending June 30, 2004 (“Fiscal 2004”) we plan to open approximately two pre-elementary schools, one elementary school and six Paladin Academy programs. The funds to open these schools will be provided by cash flow from operations.

After identifying regions for targeted development, proposed sites are presented to us through a network of developers and realtors. After site selection, we engage a developer or contractor to build a facility to our specifications. We currently work with several developers who purchase the land, build the facility and lease the premises to us under a long-term lease. Alternatively, we purchase land, construct the building with our own or borrowed funds and then seek to enter into a sale and lease-back transaction with an investor. Our development plans depend upon the continued availability of developer and financing arrangements.

Acquisitions

Since 1994, we have acquired 74 schools: 47 pre-elementary schools, 21 elementary schools, five special purpose high schools and one special purpose high school program. We strive to make only acquisitions that are strategic in nature: to enhance our presence within an existing cluster; to establish a base in a new geographic area with growth potential; or to provide an entry into a new education business (e.g., learning challenged students). Key acquisition criteria include reputation, geographic location in markets with excellent demographics and growth prospects, ability to integrate into existing, or become the foundation for new, Nobel Learning Communities and quality of personnel.

We have used strategic acquisitions in the past to expand our market offerings. These acquisitions not only allowed us to enter markets we believe have strong potential, but also presented opportunities for profitable synergies with our other educational offerings. In August 1998, we commenced our special education offerings with the acquisition of the Developmental Resource Centers in Southern Florida. With our September 1999 acquisition of the Houston Learning Academy schools, we now offer special purpose high schools and programs for children who require a more individualized learning environment. The acquisition of The Activities Club facilitated our entry into the summer program and after school market through the sale of curriculum-based products for the public, charter and private school markets.

Service Marks

We have registered various service marks in the United States Patent and Trademark Office, including, among others, Chesterbrook Academy®, Merryhill Country School®, Paladin Academy®, Camp Zone ® and The Activities Club ®. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Seasonality

Our elementary and middle schools historically have lower operating revenues in the summer due to the end of the traditional academic year and reduced enrollment in our summer programs. Summer revenues of pre-elementary schools tend to remain more stable.

Industry and Competition

Education reform movements in the United States are providing new alternatives to the public schools. Among others, these reforms include charter schools, private management of public schools, home schooling, private schools and voucher programs. Our strategy is to provide parents a quality alternative to public schools through our privately owned and operated schools, utilizing a proven curriculum in a safe and challenging environment.

To attract school age children, we compete with other for-profit private schools, non-profit schools and home schooling. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The only material for-profit competitor that integrates elementary and pre-elementary schools of which we are aware which currently competes beyond a regional level is Children’s World Learning Centers, which was acquired in 2003 by Knowledge Learning Corp.

We offer a national-curriculum based program with excellent standards. We believe that the population in our target market – parents seeking curriculum-based learning programs for their children – seek services beyond those provided by child care providers without curriculum based learning. We believe these parents desire to give their children the best educational advantage available, since, as educators have found, the learning process should start earlier than what is generally available in the public schools, preferably somewhere between the ages of two and three.

While price is an important factor in competition in both the school age and pre-elementary school markets, we believe that other competitive factors also are important, including professionally developed educational programs, well-equipped facilities, trained teachers and a broad range of ancillary services, including transportation and infant care. Many of these services are not offered by many of our competitors, particularly in the pre-elementary school market.

Regulation

Our schools are subject to numerous state and local regulations and licensing requirements. We have policies and procedures in place to assist in complying with such regulations and requirements. These regulations vary from jurisdiction to jurisdiction, and can apply different requirements within the same jurisdiction to a pre-elementary school or an elementary school. Although the regulatory and licensing requirements tend to be more stringent with respect to pre-elementary schools, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, childrens’ dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the schools and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of schools. Repeated failures of a school to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the school’s license to operate and could also lead to investigations of our other schools located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction.

We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine a particular school to be in violation of applicable regulations and take action against that school and possibly other schools in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children, that could have a material adverse effect on our operations. States in which we operate routinely review the adequacy of regulatory and licensing requirements and implement changes which may significantly increase our costs to operate in those states.

In August and September of 1998, the National Highway Transportation Safety Administration (“NHTSA”), issued interpretive letters modifying its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school by child care providers. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven or more persons must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations have affected the type of vehicle that may be purchased by us for use in transporting children and, in effect, required us to commence a scheduled replacement of our remaining fleet of vans with school buses. NHTSA’s interpretation and potential related changes in state and federal transportation regulations have increased our costs to transport children because school buses are more expensive to purchase and maintain and, in some jurisdictions, require drivers with commercial licenses.

Environmental Compliance

We are not aware of any existing environmental conditions that currently or in the future could reasonably be expected to have a material adverse effect on our financial position, operating results or cash flows, and we have not incurred material expenditures to address environmental conditions at any school. Although we have periodically conducted limited environmental investigations and remedial activities at some of our schools, we have not undertaken an in-depth environmental review of all of our schools, and accordingly, there may be material environmental liabilities of which we are unaware. In addition, no assurances can be given that future laws or regulations will not impose any material environmental liability.

Insurance

We currently maintain comprehensive general liability, workers’ compensation, automobile liability, property, excess umbrella liability, student accident insurance and directors’ and officers’ liability. The policies provide for a variety of coverage and are subject to various limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. Although we believe we have adequate insurance coverage at this time, claims in excess of, or not included within, our coverage may be asserted. In addition, there can be no assurance that in future years we will not become subject to lower limits or substantial increase in insurance premiums.

Employees

On September 29, 2003, we employed approximately 4,595 persons, approximately 1,290 of whom were employed on a part-time or seasonal basis. We believe that our relationship with our employees is satisfactory.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained (as soon as reasonably practicable after we file such reports with the SEC) on our website at http://www.nobellearning.com. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this report. This website is and is only intended to be an inactive textual reference.

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names, ages and positions held by all executive officers of NLCI as of September 29 , 2003.

Name	Age	Position
George H. Bernstein	42	Chief Executive Officer; Director
Edward H. Chambers	66	Interim Chief Financial Officer
D. Scott Clegg	40	Vice Chairman, President and Chief Operating Officer
Kathy E. Herman	41	Vice President and General Counsel
Jeanne Marie Welsko	48	Vice President, Human Resources
Gary V. Lea	49	Vice President - Southern Operations
Kimberly D. Pablo	40	Vice President - Western Operations
Kathleen L. Willard	54	Vice President - Northern Operations

The following description contains certain information concerning the foregoing persons:

George H. Bernstein. Mr. Bernstein was named our Chief Executive Officer and Director in July, 2003. Between 1997 and 2002, Mr. Bernstein was employed in various positions within divisions of Cole National Corporation. Between 2000 and 2002, Mr. Bernstein was President of Pearle Vision, Inc. an 840 unit operator and franchiser of optical retail stores. During parts of 1999 and 2000, Mr. Bernstein was Executive Vice President – Strategic Planning and President of Vision Operations for Cole Vision. Between 1997 and 1999, Mr. Bernstein was the Senior Vice President and General Manager at Things Remembered, an 800 store chain of personalized gift stores. Mr. Bernstein started his business career as a consultant with Bain and Company, a leading strategy consulting firm. Mr. Bernstein earned a B.S. degree in Business Administration from Bucknell University, and a J.D. degree from Harvard Law School.

Edward H. Chambers. Since May 2003, Mr. Chambers has served, in his capacity as a consultant to the Company, as its Interim Chief Financial Officer. From the beginning of 2003, Mr. Chambers has been a principal with The Chambers Group, LLC, a consulting firm specializing in business planning. Mr. Chambers served as Executive Vice President – Finance and Administration of Wawa, Inc. from March 1988 to December 2002. During the period April 1984 through March 1988, he served as President and Chief Executive Officer, and as a director, of Northern Lites, Ltd., an owner and operator of quick-service restaurants operating pursuant to a franchise from D’Lites of America, Inc. From 1982 to July 1984, Mr. Chambers was President – Retail Operations of Kentucky Fried Chicken Corp., a franchiser of quick-service restaurants. He is also a director of Riddle Memorial Hospital. Mr. Chambers served as a director of NLCI from 1988 to 2003.

D. Scott Clegg. Mr. D. Scott Clegg rejoined us as Vice Chairman, President and Chief Operating Officer in February 2002. Previously, Mr. D. Scott Clegg had been with us from 1993 until 1997, commencing with his appointment as Vice President – Operations for the Merryhill Country Schools division in June 1993, and culminating with his appointment in early 1996 as Vice President – Operations, with responsibility for nationwide operations. Mr. D. Scott Clegg left the Company in 1997, to become a principal and founder of Pathways Education Group, L.L.C., a management consulting firm serving the public and private sectors in education. He was formerly Vice President of New Business Development at JBS Investment Banking, Ltd. Mr. D. Scott Clegg also served as General Manager and Chief Operating Officer of Dynasil Corporation of America, a public company, and also served as a member of Dynasil’s board of directors. Mr. D. Scott Clegg is the son of A. J. Clegg, our former Chairman, Chief Executive Officer and Director.

Kathy E. Herman. Ms. Herman joined us in June 2001 as its General Counsel, and was named Vice President and General Counsel in July 2003. Ms. Herman was previously with IBAH, Inc., where she served as its General Counsel, Secretary and Vice President, Quality Assurance from 1998 through 1999, and as its Corporate

Counsel – International and Pharmaceutics Divisions from 1997 through 1998. Prior to joining IBAH, Ms. Herman was engaged in the private practice of law with a number of law firms, most recently with Drinker Biddle & Reath LLP, where she served in the corporate and securities group from 1995 to 1997. Ms. Herman has a B.A. in political science from Ursinus College and a J.D. from the University of Pittsburgh School of Law.

Jeanne Marie Welsko. Ms. Welsko joined us as our Vice President, Human Resources in September 2003. Between November 2000 and July 2003, Ms. Welsko served as a Human Resources consultant to Alignis, Inc. Prior to this period, she was the Vice President of Human Resources for Nova Care, Inc. from February 1999 through January 2000. From September 1996 through January 1999, Ms. Welsko was the Vice President of Human Resources for Valley Forge Dental Associates, Inc. Ms. Welsko earned her B.A. from Bloomsburg University and her M.S. degree from Villanova University.

Gary V. Lea. Mr. Lea was appointed Vice President - Southern Operations in June 2001. Mr. Lea joined NLCI in January of 2000 as Executive Director. Mr. Lea was formerly with KinderCare Learning Centers, Inc. from July 1988 through August of 1996, as a Regional Vice President covering 11 states and 150 schools. He has also had extensive experience in the restaurant and service industry. He was formerly the Director of Operations with Boston Market for a large southwest territory. Mr. Lea attended Southwest Missouri State University where he earned a B.S. in Business and Psychology. In February 2001, Mr. Lea filed for Chapter 7 bankruptcy protection in the U.S. Bankruptcy Court for the District of Nevada, with respect to which a discharge was filed in June 2001.

Kimberly D. Pablo. Ms. Pablo has been with NLCI since it acquired Merryhill Schools in 1989. She ran one of NLCI’s three largest schools for approximately four years as a principal, during which time enrollment grew at that school from 150 students to 250 students. In 1997 Ms. Pablo was promoted to one of two District Managers, and ran a successful district of 13 elementary, middle and preschools. In 1999, she was promoted to Vice President – Western Operations. Ms. Pablo graduated with a B.A. from Humboldt State University in CA and received her Masters Degree in Organizational Management in 1999.

Kathleen L. Willard. Ms. Willard was named Vice President – Northern Operations in December 1999. Between January 1997 and December of 1999, Ms. Willard was the Executive Director for the Florida district schools of NLCI. From 1985 to 1997, prior to the acquisition of the schools in Florida by NLCI, Ms. Willard served as a school administrator with Another Generation Preschools (a privately held preschool company in the Ft. Lauderdale area).

ITEM 2.	PROPERTIES.

At September 29, 2003, we operated 172 schools on nine owned and 163 leased properties in 14 states. Our schools are geographically distributed as follows: 29 in California, 15 in Florida, one in Georgia, 13 in Illinois, one in Maryland, seven in Nevada, 15 in New Jersey, 22 in North Carolina, three in Oregon, 23 in Pennsylvania, two in South Carolina, 11 in Texas, 22 in Virginia and eight in Washington. Our schools generally are located in suburban settings.

The land and buildings which we own are subject to security interests on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

From time to time, we purchase undeveloped land for future development. At June 30, 2003, we held one such property.

We lease 22,500 square feet of space for our corporate offices in West Chester, Pennsylvania.

ITEM 3.	LEGAL PROCEEDINGS.

We are a party in various suits and claims that arise in the ordinary course of our business. Our management currently believes that the ultimate disposition of all such pending matters will not have a material adverse effect on our consolidated financial position or results of operations. The significance of these pending matters on our future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff in that action sought to represent a putative class consisting of the public stockholders of the Company. Named as defendants in the complaint were the Company, members of the Company’s Board of Directors and one former member of the Company’s Board of Directors. The plaintiff alleged, among other things, that the proposed merger between the Company and Socrates Acquisition Corporation was unfair and that the Company’s directors breached their fiduciary duties by failing to disclose fully material non-public information related to the value of the Company and by engaging in self-dealing. The complaint sought an injunction, damages and other relief. A stipulation and dismissal of that case was ordered by the court on February 27, 2003 due to the fact that the proposed merger had been terminated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of stockholders on April 2, 2003. The following matters were approved by the stockholders by the votes indicated:

Matter Election of Directors	Number of Shares For	Against	Abstain

A.J. Clegg	4,876,168	0	83,285

Steven B. Fink	4,929,142	0	30,311

Joseph W. Harch	4,929,142	0	30,311

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock trades on The Nasdaq National Market under the symbol NLCI.

The table below sets forth the quarterly high and low bid prices for our common stock as reported by Nasdaq for each quarter during the period from July 1, 2001 through June 30, 2003 and through October 8, 2003.

	High	Low
Fiscal 2002 (July 1, 2001 to June 30, 2002)

First Quarter	$9.000	$6.250
Second Quarter	8.250	4.800
Third Quarter	7.480	5.050
Fourth Quarter	7.230	5.150

Fiscal 2003 (July 1, 2002 to June 30, 2003)

First Quarter	$7.600	$5.010
Second Quarter	7.400	3.520
Third Quarter	5.880	2.100
Fourth Quarter	4.850	3.050

Fiscal 2004

First Quarter	$5.740	$3.600

Second Quarter (through October 8, 2003)	5.950	5.110

Holders

At September 29, 2003, there were approximately 338 holders of record of shares of our common stock.

Dividend Policy

We have never paid a dividend on our common stock and do not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, we intend to retain our earnings in order to finance our ongoing operations and to develop and expand our business. Our credit facility with our lenders prohibits us from paying dividends on our common stock or making other cash distributions without the lenders’ consent. Further, our financing documents relating to our private placement of our $10,000,000 Subordinated Note with Allied Capital Corporation prohibit us from paying cash dividends on our common stock without Allied’s approval and our financing documents relating to our private placement of the Series C Convertible Preferred Stock to Edison Venture Fund II, L.P. prohibit us from paying cash dividends on our common stock, unless the dividend is permitted under our bank agreement and the amount of the dividend is less than or equal to 50% of our operating income less income tax.

Equity Compensation Plan Information

The following table summarizes our information regarding securities authorized for issuance under equity compensation plans as of June 30, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	639,843	7,250	737,167
Equity compensation plans not approved by security holders	100,000	8,363	—

Total:	739,843	7,401	737,167

Options issued outside of the stockholder-approved plans have been issued with features substantially similar to those of the stockholder-approved plans.

Recent Sales of Unregistered Securities

On May 27, 2003, the Company issued 57,143 shares of its common stock, in connection with the acquisition of the remaining 20% of The Activities Club, Inc. not already owned by the Company, and the settlement of related litigation involving Children’s Out-of-School Time, Inc., Joan Bergstrom, William D. Putt, Craig Bergstrom, the Company and The Activities Club, Inc.

On June 17, 2003, the Company issued an aggregate of 1,333,333 shares of its Series E Convertible Preferred Stock, $.0001 par value, in exchange for an investment of $6,000,000 pursuant to a Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. Proceeds will be used for the repayment of debt, and for working capital and other general corporate purposes. The Series E Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series E Convertible Preferred Stock. The Certificate of Designation, Preferences and Rights of the Series E Convertible Preferred Stock is filed as Exhibit 3.6 hereto.

On September 9, 2003, the Company issued an aggregate of 588,236 shares of its Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000 pursuant to a Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, LLC and Blesbok, LLC. Proceeds will be used for the repayment of debt, and for working capital and other general corporate purposes. The Series F Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series F Convertible Preferred Stock. The Certificate of Designation, Preferences and Rights of the Series F Convertible Preferred Stock is filed as Exhibit 3.7 hereto.

The foregoing sales of the Company’s common stock were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the shares were being acquired for investment.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial and other data, with dollars in thousands, except per share amounts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. The historical operating results below has been restated to reflect the reclassification of discontinued operations from continuing operations to (loss) income form discontinued operations.

	For the year ended June 30,
Operating Data	2003	2002	2001	2000	1999
Revenue	$149,938	$145,117	$137,168	$120,583	$104,586
School operating expenses	131,884	123,105	118,188	103,981	92,006

School operating profit	18,054	22,012	18,980	16,602	12,580
Goodwill and other intangible impairment (a)	8,715	—	—	—	—
Transaction expenses (b)	1,168	—	—	—	—
General and administrative expenses	13,885	11,776	11,004	9,742	7,717

Operating (loss) income	(5,714)	10,236	7,976	6,860	4,863
Interest expense	3,740	3,637	4,171	3,373	2,998
Other income	(209)	(160)	(424)	(145)	(248)
Minority interest	20	34	23	88	74

(Loss) income from continuing operations before income taxes and change in accounting principle	(9,265)	6,725	4,206	3,544	2,039
Income tax (benefit) expense	(2,438)	2,674	1,848	1,495	863

(Loss) income from continuing operations before change in accounting principle	(6,827)	4,051	2,358	2,049	1,176
(Loss) income from discontinued operations, net of taxes (c)	(4,707)	(1,217)	(562)	429	417
Cumulative effect of change in accounting principle (d)	—	—	(295)	—	—

Net (loss) income	(11,534)	2,834	1,501	2,478	1,593
Preferred stock dividends	82	82	81	82	83

Net income available for common stockholders	$(11,616)	$2,752	$1,420	$2,396	$1,510

Basic (loss) income per share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(1.09)	$0.64	$0.38	$0.33	$0.18
(Loss) income from discontinued operations	(0.74)	(0.20)	(0.09)	0.07	0.07
Cumulative effect of change in accounting principle	—	—	(0.05)	—	—

(Loss) income per share	$(1.83)	$0.44	$0.24	$0.40	$0.25

Dilutive (loss) income per share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(1.09)	$0.54	$0.31	$0.27	$0.16
(Loss) income from Discontinued operations	(0.74)	(0.16)	(0.07)	0.06	0.06
Cumulative effect of change in accounting principle	—	—	(0.04)	—	—

Net (loss) income per share	$(1.83)	$0.38	$0.20	$0.33	$0.22

EBITDA (e)	$(6,650)	$14,514	$14,329	$13,943	$11,153

Balance Sheet Data:
Working capital deficit	$(23,095)	$(7,720)	$(15,453)	$(16,946)	$(12,087)
Goodwill and intangible assets, net	40,162	49,521	50,012	51,447	47,319
Total assets	97,968	102,980	101,784	98,618	81,025
Short-term debt and current portion of long term debt	24,860	4,488	6,414	6,293	2,209
Long term debt	10,605	35,729	36,941	36,509	29,147
Stockholders’ equity	37,075	42,487	38,601	36,558	34,145

(a)	During Fiscal 2003, the Company recorded impairment of goodwill of $7,700,000 in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangibles” and an impairment charge of $1,015,000 related to intangible assets in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. See notes to the financial statements for further discussion.

(b)	During Fiscal 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses incurred in connection with the terminated merger agreement.

(c)	Discontinued operations contain the following: (dollars in thousands)

	For the year ended June 30,
	2003	2002	2001	2000	1999
Revenues	$11,666	$11,162	$10,784	$6,824	$5,176
Operating Expenses	13,646	13,085	11,598	6,097	4,469

School operating (loss) profit	(1,980)	(1,923)	(814)	727	707
Goodwill and intangible impairment	(710)
Write down of property and equipment	(2,907)
Reserve for closed schools	(1,996)

(Loss) income from discontinued operations before income tax benefit	(7,593)	(1,923)	(814)	727	707
Income tax (benefit) expense	(2,886)	(706)	(252)	298	290

(Loss) income from discontinued operations	$(4,707)	$(1,217)	$(562)	$429	$417

(d)	In Fiscal 2001, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and the impact was recorded as a cumulative effect of a change in accounting principle.

(e)	EBITDA was calculated and can be reconciled to net income (loss) as follow: (dollars in thousands):

	For the Fiscal Year Ended June 30,
	2003	2002	2001	2000	1999
Net (loss) income	$(11,534)	$2,834	$1,501	$2,478	$1,593
Income tax (benefit) expense	(5,325)	1,968	1,596	1,793	1,153
Interest expense	3,740	3,637	4,171	3,373	2,998
Depreciation and amortization (exclusive of impairment)	6,469	6,075	7,061	6,299	5,409

EBITDA	$(6,650)	$14,514	$14,329	$13,943	$11,153

EBITDA does not represent the Company’s liquidity as defined by accounting principles generally accepted in the United States of America (“GAAP”). Management believes EBITDA has been a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. The Company has provided EBITDA in previous filing and continues to provide this measure for comparability between periods. EBITDA was restated from amounts reported in previous filings in order to comply with SEC Regulation G, Conditions for Use of Non-GAAP Financial Measures. EBITDA is a non-GAAP financial measure. EBITDA is not necessarily indicative of financial performance and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations.

EBITDA for Fiscal 2003 was impacted by goodwill and intangible impairments, fees related to transaction, the write-down of a note receivable and asset impairments and disposal costs included in loss from discontinued operations. The aggregated effect of these charges is $16,495,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion should be read in conjunction with “Item 6. Selected Historical Consolidated Financial and Other Data” and the consolidated financial statements and the related notes presented in “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Management Changes

On July 10, 2003, Mr. A.J. Clegg resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company and on August 28, 2003, Mr. Frock resigned as the Company’s Vice Chairman of Corporate Development. In August 2003, Mr. A.J. Clegg and Mr. Frock resigned from the Board of Directors of the Company.

On July 25, 2003, George Bernstein was appointed as the Company’s Chief Executive Officer and appointed to its Board of Directors.

Discontinued Operations

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sub-lease agreement for the remaining term of that lease in excess of the future lease payment obligations.

In May 2003, the Company subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which the Company had previously operated its Fletcher Heights Charter Elementary School. In the second quarter of Fiscal 2003, the Company entered into an agreement to sell its Desert Heights Charter Elementary School and reduced the carrying value of that property to its net realizable value of $3,850,000. The Company recorded a charge of $2,297,000 for the write-down of this asset to its net realizable value of $3,850,000. In August 2003, the Company sold to Partnership With Parents, Inc. (an Arizona non-profit corporation) the premises at which the Company had previously owned and operated its Desert Heights Charter Elementary School. As a result of these two transactions in 2003, the Company exited both the Arizona market, and its direct ownership of charter schools.

In the fourth quarter of Fiscal 2003, the Company created a plan to develop exit strategies for schools identified as  under-performing and/or which do not fit well with the Company’s business or geographic strategies. The plan includes 10 schools (two of which are owned and the rest leased) and one undeveloped school location. The Company is actively seeking buyers for these schools and will continue to operate these schools until disposal or the expiration of their lease terms. As part of this plan, in June 2003 the Company closed an elementary school located in Wilmington, North Carolina and in August 2003, the Company closed a preschool located in Cary, North Carolina.

In addition to school operating losses of $1,980,000 associated with these schools, the Company had an additional $5,613,000 of charges related to the impairment of goodwill, write down of property and equipment and reserves for closed schools.

The Company’s historical operating results has been restated to reflect the reclassification of discontinued operations from continuing operations to (loss) from discontinued operations.

Results of Operations

Fiscal 2003 compared to Fiscal Year ended June 30, 2002 (“Fiscal 2002”)

At June 30, 2003, the Company operated 174 schools in 15 states. During Fiscal 2003, the Company opened four pre-elementary schools, two elementary schools and one specialty high school and closed six schools. From July 1, 2003 through September 29, 2003, the Company opened one pre-elementary school. Four of the schools closed during Fiscal 2003 are included in discontinued operations and were closed prior to the expiration of their lease terms. Two additional schools closed at the end of their lease term during Fiscal 2003.

Revenues

Revenues from continuing operations for Fiscal 2003 increased $4,821,000 or 3.3% to $149,938,000 from $145,117,000 for Fiscal 2002. The increase in revenues is primarily attributable to a full year of operations for schools opened in Fiscal 2002 and the opening of six new schools. The revenue increase for Fiscal 2003 as compared to Fiscal 2002 is as follows (dollars in thousands):

	Fiscal 2003	Fiscal 2002	Increase (decrease)
Schools open before June 30, 2001	$143,495	$143,233	$262
Schools opened in Fiscal 2002	2,162	973	1,189
New schools in Fiscal 2003	4,192	—	4,192
Closed schools	89	911	(822)

	$149,938	$145,117	$4,821

Schools opened before June 30, 2001 increased $262,000 in Fiscal 2003 compared to Fiscal 2002. This increase was due to tuition increases, offset by a decrease in enrollment in certain pre-elementary and elementary schools. The decrease in enrollment was due to economic conditions that are forcing parents to consider pre-elementary school and elementary school alternatives such as fewer days in attendance in the Company’s pre-elementary schools and public school alternatives for elementary schools. The five schools that opened in Fiscal 2002 had an increase in revenues of $1,189,000 due to a full year of operating results in Fiscal 2003. The six new schools opened in Fiscal 2003 had revenues of $4,192,000.

School operating profit

School operating profit from continuing operations in Fiscal 2003 decreased $3,958,000 or 18.0% to $18,054,000 from $22,012,000 for Fiscal 2002. Total school operating profit as a percentage of revenue decreased from 15.2% for Fiscal 2002 to 12.0% for Fiscal 2003. The decrease in school operating profit for Fiscal 2003 as compared to Fiscal 2002 is as follows (dollars in thousands):

	2003	2002	Increase (decrease)
Schools open before June 30, 2001	$19,242	$23,187	$(3,945)
Schools opened in Fiscal 2002	218	(277)	495
New schools in Fiscal 2003	(1,303)	(516)	(787)
Preopening cost for Fiscal 2004 schools	(23)	—	(23)
Closed schools	(80)	(382)	302

	$18,054	$22,012	$(3,958)

Operating profit from schools opened before June 30, 2001 decreased $3,945,000 in Fiscal 2003 compared to Fiscal 2002. School operating profit as a percentage of applicable revenue for these schools decreased from 16.2% in Fiscal 2002 to 13.4% in Fiscal 2003. This decrease is primarily due to increases in school labor cost related to annual employee wage increase that were not offset by expected increases in tuition revenue due to decreases in enrollment in certain pre-elementary and elementary schools. In addition, the decrease in school operating profit was also due to increases in insurance costs for health care benefits, property and casualty insurance and annual rent increases.

The five schools that opened in Fiscal 2002 had increases in school operating profit of $495,000 due to a full year of operating results in Fiscal 2003. New schools opened in Fiscal 2003 had first year losses of $1,303,000 due in part to the normal new school enrollment ramp up period. Losses in Fiscal 2002 for schools opened in Fiscal 2003 are related to pre-opening expenses incurred prior to the opening of a school. Fiscal 2003 pre-opening expense for the one school that will open at the beginning of Fiscal 2004 was $23,000.

Goodwill and other intangible impairment

During Fiscal 2003, the Company had impairment charges related to its goodwill and other intangibles totaling $8,715,000.

The Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. This test was required as a result of the termination of the merger agreement with Socrates Acquisition Corporation and the decline in the price of the Company’s common stock. The Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential level one impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s 10 reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000.

During the fourth quarter of Fiscal 2003, the Company performed its annual impairment test as required under SFAS 142. The Company estimated fair values as of June 30, 2003 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 indicated that three of the Company’s 10 reporting units were impaired (North Carolina, Florida and Nevada) as a result of deteriorating operating performance since December 2002. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these three reporting units of $5,500,000.

In addition, the Company recorded a goodwill impairment charge of $1,015,000 related to the intangible assets of The Activities Club, a school products company owned by the Company. This impairment charge was to record the asset to its fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Transaction related costs

Transaction related costs of $1,168,000 are related to legal and professional fees associated with a merger agreement that was terminated on February 3, 2003.

On August 5, 2002, the Company entered into an Agreement and Plan of Merger with Socrates Acquisition Corporation (“Socrates”), a corporation formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. That agreement (as amended by a First Amendment thereto, dated as of October 2, 2002, the “Merger Agreement”) contemplated that Socrates would be merged into the Company, with the Company as the surviving corporation.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board comprised of three disinterested directors (the “Special Committee”), approved the Merger Agreement and the proposed merger. In reaching its decision, the Special Committee and the Board received a fairness opinion from the Company’s financial advisor, Legg Mason Wood Walker, Incorporated.

As part of the negotiation and execution of the Merger Agreement, the stockholder rights plan previously adopted by the Company in May 2000 was amended, by Amendment No. 1 on August 4, 2002 (so that the dilutive effect of the rights was not triggered by the announcement of a public bid), and by Amendment No.2 on August 5, 2002 (so that the dilutive effect of the rights would not be triggered by the consummation of the proposed merger).

Under the Merger Agreement, Socrates’ obligation to consummate the proposed merger was subject to its ability to obtain financing, and at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions. However, Socrates did not ultimately receive the financing necessary to consummate the proposed merger. Accordingly, the Company terminated the Merger Agreement, in accordance with its terms, on February 3, 2003.

General and administrative expenses

General and administrative expenses increased $2,109,000 or 17.9% from $11,776,000 in Fiscal 2002 to $13,885,000 in Fiscal 2003. The largest portion of this increase in general and administrative expenses was related to a $1,000,000 allowance recorded against the Company’s $2,500,000 note receivable from Total Education Solutions (“TES”). As part of the evaluation of the carrying value of TES, a number of positive and negative factors affecting TES were considered including: (i) operating results and outlook for TES, (ii) expected future cash flows, (iii) current conditions and trends in the industry; (iv) other industry comparables, and (v) the Company’s plans and ability to hold this investment. As a result of this evaluation, a valuation allowance of $1,000,000 was recorded during Fiscal 2003 to reflect the current net realizable value of the Company’s note receivable with TES. In addition, general and administrative expenses increased over Fiscal 2002 due to $286,000 in expenses related to deferred development fees, and an increase related to the use of various recruiting, accounting and legal services of $481,000.

Operating income

Primarily as a result of the factors mentioned above, operating income decreased $15,950,000 from $10,236,000 in Fiscal 2002 to a loss of $5,714,000 in Fiscal 2003.

Other income

Other income increased $49,000 during Fiscal 2003 as compared to the comparable period in the prior year. This increase was primarily due to an increase in interest income from investments and notes receivable. Other income for Fiscal 2002 also includes the gain recognized on the settlement of a promissory note of $383,000, offset by the write-off of expenses of $344,000 related to unsuccessful acquisitions.

Interest expense

Interest expense increased $103,000 or 2.8% from $3,637,000 for Fiscal 2002 to $3,740,000 for Fiscal 2003. The increase is related to the write-off of $356,000 related to deferred debt fees caused by recent amendments to the Company’s senior credit facility. This increase is offset by decreases in interest rates and repayments on the Company’s senior credit facility and a decrease in interest associated with subordinated notes due to repayments.

Income tax (benefit) expense

Income tax benefit totaled $2,438,000 for Fiscal 2003 as compared to income tax expense of $2,674,000 in Fiscal 2002. The income tax benefit for Fiscal 2003 is less than the combined statutory income tax rate of 38% due to the non-deductibility of a portion of the goodwill that was impaired. Some goodwill associated with the acquisition of the stock of a company is not deductible for tax purposes. As a result of the losses incurred in Fiscal 2003, the Company can carry back these losses two years.

Loss from discontinued operations

Loss from discontinued operations, net of income tax benefit was $4,707,000 in Fiscal 2003 and $1,217,000 in Fiscal 2002.

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sub-lease agreement for the remaining term of that lease in excess of the future lease payment obligations.

In May 2003, the Company subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which the Company had previously operated its Fletcher Heights Charter Elementary School. In the second quarter of Fiscal 2003, the Company entered into an agreement to sell its Desert Heights Charter Elementary School and reduced the carrying value of the property to its net realizable value of $3,850,000. The Company recorded a charge of $2,297,000 for the write-down of that asset to its net realizable value of $3,850,000. In August 2003, the Company sold to Partnership With Parents, Inc. (an Arizona non-profit corporation) the premises at which the Company had previously owned and operated its Desert Heights Charter Elementary School. As a result of these two transactions in 2003, the Company exited both the Arizona market, and its direct ownership of charter schools in general.

In the fourth quarter of Fiscal 2003, the Company created a plan to develop exit strategies for schools identified as under-performing and/or which do not fit well with the Company’s business or geographic strategies. The plan includes 10 schools (two of which are owned and the rest leased) and one undeveloped school location. The Company is actively seeking buyers for these schools and will continue to operate these schools until disposal or the expiration of their lease terms. As part of this plan, in June 2003 the Company closed an elementary school located in Wilmington, North Carolina and in August 2003, the Company closed a preschool located in Cary, North Carolina.

All of these schools meet the criteria for discontinued operations in SFAS 144. The operating results for these schools are classified as discontinued operations in the statements of operations for all periods presented, net of tax. A summary of discontinued operations is as follows (dollars in thousands):

	Year ending June 30,
	2003	2002
Revenues	$11,666	$11,162
Operating Expenses	13,646	13,085

School operating loss	(1,980)	(1,923)
Goodwill and intangible impairment	(710)
Write down of property and equipment	(2,907)
Reserve for closed schools	(1,996)

Loss from discontinued operations before income tax benefit	(7,593)	(1,923)
Income tax (benefit) expense	(2,886)	(706)

Loss from discontinued operations	$(4,707)	$(1,217)

Reserve for closed schools includes discounted present values of future rent payments net of subleases and expected losses from the sale of an undeveloped school property.

Net (loss) income

As a result of the above factors, the Company had a net loss for Fiscal 2003 of $11,534,000 as compared to net income of $2,834,000 in Fiscal 2002.

Fiscal 2002 compared to Fiscal Year ended June 30, 2001(“Fiscal 2001”)

At June 30, 2002, the Company operated 174 schools. From July 1, 2001 to June 30, 2002, the Company opened five new schools: two pre-elementary schools and two Paladin programs in existing elementary schools and began performing services under a management contract associated with a charter school. At the beginning of Fiscal 2002, the Company closed three Paladin programs in existing elementary schools and one pre-elementary school.

Revenues

Revenues for Fiscal 2002 increased $7,949,000 or 5.8% to $145,117,000 from $137,168,000 for Fiscal 2001. The increase in revenues was primarily attributable to tuition increases, a full year of operations for schools opened in Fiscal 2001 and the commencement of operations of five new schools in continuing operations. The revenue increase for Fiscal 2002 as compared to Fiscal 2001 is as follows (dollars in thousands):

	Fiscal 2002	Fiscal 2001	Increase (decrease)
Schools open before June 30, 2000	$130,069	$127,309	$2,760
Schools opened in Fiscal 2001	13,164	8,086	5,078
New schools in Fiscal 2002	973	—	973
Closed schools	911	1,773	(862)

	$145,117	$137,168	$7,949

Schools opened before June 30, 2000 increased $2,760,000, or 2.2% in Fiscal 2002 compared to Fiscal 2001. This increase was related to tuition increases of approximately 5% offset by a decrease in enrollment in many of the Company’s pre-elementary schools. This decrease in enrollment was due to the economy which often results in the loss of employment by at least one parent with a child in pre-elementary school. The 16 new schools that opened in Fiscal 2001 had an increase in revenues of $5,078,000 due to a full year of operating results in Fiscal 2002. The increase in revenues related to the five new schools opened in Fiscal 2002 that are in continuing operations totaled $973,000. These increases were offset by a decrease in revenues of $862,000 related to all schools closed since the beginning of Fiscal 2002.

School operating profit

School operating profit in Fiscal 2002 increased $3,032,000 or 16.0% to $22,012,000 from $18,980,000 for Fiscal 2001. Total school operating profit as a percentage of revenue increased from 13.8% for Fiscal 2001 to 15.2% for Fiscal 2002. The results for Fiscal 2002 include the effect of discontinuing goodwill amortization as a result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, which resulted in a $1,528,000 reduction in goodwill amortization expense in continuing operations and $149,000 in discontinued operations in Fiscal 2002 as compared to Fiscal 2001. The increase in school operating profit for Fiscal 2002 as compared to Fiscal 2001 is as follows (dollars in thousands):

	Fiscal 2002	Fiscal 2001	Increase (decrease)
Schools open before June 30, 2000	$21,351	$19,044	$2,307
Schools opened in Fiscal 2001	1,836	203	1,633
New schools in Fiscal 2002	(277)	—	(277)
Preopening cost for Fiscal 2003 schools	(516)	—	(516)
Closed schools	(382)	(267)	(115)

	$22,012	$18,980	$3,032

Schools opened before June 30, 2000 increased $2,307,000 in Fiscal 2002 as compared to Fiscal 2001. School operating profit as a percentage of applicable revenue for these schools improved from 14.6% in Fiscal 2001 to 16.6% in Fiscal 2002. Excluding the effect of the adoption of SFAS 142, school operating profit for these schools increased $779,000 or 4.1%.

The 16 schools that opened in Fiscal 2001 had an increase in school operating profit of $1,633,000 due to a full year of operating results in Fiscal 2002. New schools opened in Fiscal 2002 had first year losses of $277,000 due in part to the normal new school enrollment ramp up period. Fiscal 2002 pre-opening expense for the six new schools that opened at the beginning of Fiscal 2003 was $516,000.

General and administrative expenses

General and administrative expenses increased $772,000 or 7.0% from $11,004,000 in Fiscal 2001 to $11,776,000 in Fiscal 2002. As a percentage of revenue, general and administrative expense was 8.1% for Fiscal 2002 and 8.0% for Fiscal 2001. The increase in general and administrative expenses was primarily related to additional corporate staffing, increased rent related to new corporate office location and increased fees for professional and legal services.

Operating income

As a result of the factors mentioned above, operating income increased $2,260,000 from $7,976,000 in Fiscal 2001 to $10,236,000 in Fiscal 2002. Operating income as a percentage of revenue increased from 5.8% in Fiscal 2001 to 7.1% in Fiscal 2002.

Other income

Other income decreased $264,000 during Fiscal 2002 as compared to the comparable period in the prior year. This decrease was primarily due to a decrease in interest income from investments and notes receivable. Other income for Fiscal 2002 also included a gain recognized on the settlement of a promissory note of $383,000, offset by the write-off of $344,000 expenses related to unsuccessful acquisitions.

Interest expense

Interest expense decreased $534,000 or 12.8% from $4,171,000 for Fiscal 2001 to $3,637,000 for Fiscal 2002. The decrease is due to decreased interest rates on the Company’s senior credit facility and a decrease in interest associated with subordinated notes due to repayments. The decreases were offset by an increase in the interest rate on the Company’s senior subordinated debt, which increased from 10.0% to 12.0% in October 2001.

Income tax expense

Income tax expense totaled $2,674,000 for Fiscal 2002, which reflects a 39.8% effective tax rate. Income tax expense for Fiscal 2001 totaled $1,848,000, which reflects a 43.9% effective tax rate. The reduction in the tax rate from Fiscal 2001 is principally caused by the implementation of SFAS 142, as the Company is no longer amortizing non-deductible goodwill.

Loss from discontinued operations

Losses from discontinued operations, net of taxes, were $1,217,000 in Fiscal 2002 and $562,000 in Fiscal 2001. During Fiscal 2003, the Company closed or sold and created a plan to close or sell schools that were under-performing or do not fit with the Company’s business or geographic strategies. Discontinued operations represent the operating results for all periods presented for these schools.

Loss from discontinued operations included the following: (dollars in thousands)

	Year ending June 30,
	2002	2001
Revenues	$11,162	$10,784
Operating Expenses	13,085	11,598

Loss from discontinued operations before income tax benefit	(1,923)	(814)
Income tax (benefit) expense	(706)	(252)

Loss from discontinued operations	$(1,217)	$(562)

Change in accounting principle

The Company implemented SAB No. 101 with respect to non-refundable fee revenues in the first quarter of Fiscal 2001. This resulted in a one-time charge of $295,000, net of taxes, which was recorded as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

Senior Bank Facility and recent events

The Company terminated the Merger Agreement with Socrates on February 3, 2003. During Fiscal 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses associated with the Merger Agreement and the proposed merger. These charges, coupled with the overall impact of general economic conditions on the Company’s revenues, placed the Company in noncompliance with certain of its senior debt facility financial covenants as of the quarters ended December 31, 2002 and March 31, 2003.

On May 28, 2003, the Company entered into a fifth amendment to the Amended and Restated Loan and Security Agreement. This amendment (i) waived the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, (ii) reset future required financial covenant ratios, (iii) changed the maturity of the Acquisition Credit Facility to December 31, 2003, (iv) increased the interest rate spread over the prime rate, (v) required a capital infusion of at least $5,000,000 by June 30, 2003, (vi) required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the Acquisition Credit Facility by August 30, 2003, and (vii) placed a limitation on capital expenditures.

On September 29, 2003, the Company entered into a sixth amendment to the Amended and Restated Loan and Security Agreement. This amendment (i) modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional certain non-cash expenses associated with the Company’s Fiscal 2003 results to be excluded from EBITDA, (ii) provided for a $1,000,000 pay down on the Acquisition Credit Facility, and a reduction of the Working Capital Line of Credit from $10,000,000 to $5,000,000, (iii) required the Company to have a commitment by October 31, 2003 for a refinancing of the existing senior credit facility, and (iv) required that all debt be paid-off by December 31, 2003.

As a result, Company is currently in compliance with its senior debt facility financial covenants.

On June 17, 2003 the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series E Convertible Preferred Stock. Holders of Series E Convertible Preferred Stock are entitled to dividends which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series E Purchase Price during the first three years with increases thereafter based on the Company’s stock price. The dividends will be paid in kind with additional shares of Series E Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. The proceeds from the issuance of the Series E Convertible Preferred Stock were used to pay down the Company’s Working Capital Line of Credit by $4,543,000 and the remainder for working capital purposes.

On August 28, 2003, the Company completed the sale of an owned school located in the greater Phoenix, Arizona area and received net proceeds of $3,934,000. The Company recorded a charge of $2,297,000 to write down this asset to its net realizable value, which charge is reflected as part of the loss from discontinued operations for Fiscal 2003. On September 2, 2003, the Company used the proceeds from the sale of this Arizona property to make the required $4,000,000 payment against the Acquisition Credit Facility.

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000. The Series F Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series F Convertible Preferred Stock. Holders of Series F Convertible Preferred Stock are entitled to dividends which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series F Purchase Price during the first three years with increases thereafter based on the Company’s stock price. The dividends will be paid in kind with additional shares of Series F Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. Each outstanding share of Series F Convertible Preferred Stock shall be entitled to .9623 of a vote, subject to adjustment. The proceeds from the issuance of the Series F Convertible Preferred Stock will be used for the repayment of debt, to meet certain bank covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes.

As a result of these events, the total amount outstanding under the Company’s senior credit facility was $18,624,000 at September 29, 2003 as compared to $23,990,000 at June 30, 2003, as detailed below (dollars in thousands):

	September 29, 2003	June 30, 2003
Term Loan Facility	$10,178	$10,714
Acquisition Credit Facilty	8,446	13,276
Working Capital Credit Facility	—	—

	$18,624	$23,990

As a result of the requirement to have the senior debt facility refinanced by December 31, 2003, the entire amount outstanding is included in current portion of long-term debt at June 30, 2003.

The Company is actively seeking lenders to refinance the senior credit facility and intends to engage an investment banking firm to assist with obtaining the best available terms for such refinancing. However, the Company is confident that a refinancing of its senior credit facility will occur by December 31, 2003. This belief is supported by a commitment from an investor to refinance the amounts outstanding under the senior credit facility, which amounts will come due on December 31, 2003.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its Working Capital Credit Facility (which is subject to a requirement that it be replaced no later than December 31, 2003). In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools.

Total cash and cash equivalents increased $2,935,000 from $1,787,000 at June 30, 2002 to $4,722,000 at June 30, 2003. The net increase was primarily related to cash provided from operations totaling $7,807,000 and proceeds from the sale of preferred stock of $6,000,000. These sources of cash were offset by $4,732,000 in capital expenditures and repayments on senior and subordinated debt of $5,626,000.

EBITDA, which is a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and the related components of discontinued operations. EBITDA is a non-GAAP financial measure of the Company’s liquidity. Management believes EBITDA has been a useful tool for certain investors and creditors for measuring our ability to meet debt service requirements. Additionally, management uses EBITDA for purposes of reviewing our results of operations on a more comparable basis. The Company has provided EBITDA in previous filing and continues to provide this measure for comparability between periods. EBITDA was restated from amounts reported in previous filings in order to comply with SEC Regulation G, Conditions for Use of Non-GAAP Financial Measures. EBITDA is a non-GAAP financial measure. EBITDA is not necessarily indicative of financial performance and should not be considered an alternative to net income under GAAP for purposes of evaluating our results of operations.

	For the Fiscal Year
	2003	2002	2001
Net income	$(11,534)	$2,834	$1,501
Income tax (benefit) expense	(5,325)	1,968	1,596
Interest expense	3,740	3,637	4,171
Depreciation and amortization (exclusive of impairment)	6,469	6,075	7,061
Income tax benefit discontinued operations

EBITDA	$(6,650)	$14,514	$14,329

The decline in EBITDA during Fiscal 2003 was primarily due to goodwill and intangible impairments, transaction expenses, the write-down of a note receivable and asset impairments and disposal cost included in loss from discontinued operations. The aggregated effect of these charges is $16,495,000.

Long-Term Obligations and Commitments

In May 2001, the Company entered into an Amended and Restated Loan and Security Agreement, which increased the Company’s borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility, (2) $15,000,000 Acquisition Credit Facility, and (3) $15,000,000 Term Loan. Under the terms of this amendment, the Term Loan Facility would have matured on April 1, 2006 and provided for $2,143,000 annual interim amortization with the balance paid at maturity. Under the latest Amended and Restated Loan and Security Agreement, the Acquisition Credit Facility, the Term Loan and the Working Capital Credit Facility will all mature on December 31, 2003. In addition, the credit facilities provide that NLCI must meet or exceed defined interest coverage ratios and must not exceed leverage ratios.

At June 30, 2003, a total of $23,990,000 was outstanding under the Amended and Restated Loan Agreement as detailed below (dollars in thousands):

Term Loan Facility	$10,714
Acquisition Credit Facilty	13,276
Working Capital Credit Facility	—

$23,990

In addition, $676,000 was outstanding under letters of credit. The Company also has $10,588,000 outstanding under subordinated debt agreements and $906,000 under capital lease obligations.

The Company has a commitment under a lease agreement to lease and open a school in the Atlanta, Georgia area by October 1, 2003. The Company has decided not to pursue the development of this school and as a result, the Company was required to purchase the property for approximately $1,800,000. The Company has listed the property with a real estate broker and is actively pursuing the sale and disposition of this property. It is anticipated that the proceeds from the sale of this property will be between $1,200,000 and $1,400,000. At June 30, 2003, the Company recorded an expected loss on the sale of this property of $594,000, which amount is included in losses from discontinued operations.

On August 29, 2001, the Company entered into Employment and Termination Agreements with each of Mr. A.J. Clegg and Mr. John Frock. These agreements provided, as to each of these executives, that if such executive voluntarily terminated his employment with the Company, the Company would continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company would reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company would also provide the executive with two full, annual scholarships per year for life to the Company school of his choice. In the Employment and Termination Agreements, each executive also agreed not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A.J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. Annual payments made with respect to the agreements not to compete will be expensed annually.

Upon Mr. A.J. Clegg’s voluntary termination of his employment in July 2003, the Company became obligated to Mr. A.J. Clegg for the payments and benefits to be provided to him pursuant to the terms of his Employment and Termination Agreement. In addition, the Company, Mr. A.J. Clegg and Tuscan Business Solutions, Inc. (an entity owned and controlled by Mr. A.J. Clegg) entered into a consulting agreement, as required by Mr. A.J. Clegg’s Employment and Termination Agreement, pursuant to which Tuscan Business Solutions agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Tuscan Business Solutions will be paid $200,000 per year.

Upon Mr. Frock’s voluntary termination of his employment in August 2003, the Company became obligated to Mr. Frock for the payments and benefits to be provided to him pursuant to the terms of his Employment and Termination Agreement. In addition, the Company and Mr. Frock entered into a consulting agreement, as required

Oby Mr. Frock’s Employment and Termination Agreement, pursuant to which Mr. Frock agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Mr. Frock will be paid $100,000 per year.

During the first quarter of Fiscal 2004, the Company will record a charge for the present value of the future payments to be made with respect to the consulting agreements of approximately $1,300,000 and additional charges for future health insurance coverage.

The Company and Mr. Frock are also parties to a Noncompete Agreement, dated as of March 11, 1997, which provided that the Company would make a payment to Mr. Frock of $255,000 following his termination for any reason (including, without limitation, resignation) if, within 30 days of his termination date, Mr. Frock delivered a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. On August 28, 2003, Mr. Frock resigned his employment with the Company, and delivered such a letter to the Company. Accordingly, the Company has made the payment to Mr. Frock required under the terms of this agreement, which will be capitalized in the first quarter of Fiscal 2004 and will be amortized over the contract period.

In addition to the above commitments, the Company has significant commitments under operating lease agreements.

The Company has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations at June 30, 2003 were as follows: (dollars in thousands)

		For the Fiscal Year ended June 30,
	Total	2004	2005	2006	2007	2008	Thereafter
Long term debt and capital lease obligations	$35,465	$24,860	$235	$5,360	$5,010	$—	$—
Letters of credit	676	676
Swap agreement	910	910
Operating leases	227,487	26,126	25,151	24,168	22,616	21,159	108,267
Land purchase	1,800	1,800
Non-competes and consulting contracts	2,205	705	450	450	300	300

	$268,543	$55,077	$25,836	$29,978	$27,926	$21,459	$108,267

Capital Expenditures

During Fiscal 2003, the Company placed six new schools in operation and moved one elementary school from a temporary location to a permanent location. All new schools opened in Fiscal 2003 were financed by developers and leased to the Company. Capital expenditures for new school development include school equipment furniture and fixtures and curricula purchased by the Company for the operations of the school. During the fiscal year ended June 2004, the Company plans to open approximately two pre-elementary schools, one elementary school and six Paladin Academy programs. The funds to open these schools will be provided by cash flow from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has quarterly limitations on the amount of capital expenditures. Capital expenditures are as follows: (dollars in thousands)

	For the Fiscal Year ended June 30,
	2003	2002	2001
New school development	$1,593	$2,259	$9,587
Renovations and equipment purchases	2,844	5,758	5,637
Corporate and information systems	295	656	—

	$4,732	$8,673	$15,224

During Fiscal 2002, the Company received $390,000 from the sale of two closed schools. During Fiscal 2001, the Company received $8,268,000 from sale and leaseback transactions related to new schools.

Insurance

Companies involved in the education and care of children may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have insurance sub-limits per claim for child abuse. The Company believes it has adequate insurance coverage at this time. There can be no assurance that in future years the Company will not become subject to lower limits or substantial increases in insurance premiums.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“FASB 150”). SFAS 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS 149 do not affect the Company’s current accounting for derivative instruments or hedging activities; therefore, it has no effect on the Company’s financial condition or results of operations.

In January 2003 the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parities. The interpretation applies in the first year or interim period beginning after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to

require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the Company’s financial condition or results of operations. The Company has adopted the new standard related to disclosure in the interim period beginning January 1, 2003. See Note 16 for further detail.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee of indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31,2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company’s financial position or results of operations.

July 30, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FASB 146”). FASB 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The impact of the adoption of FASB 146 in Fiscal 2003 was $1,363,000 related to future lease commitments for schools closed in the fiscal year and is reflected in loss from discontinued operations.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the Company’s consolidated financial statements.

The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements. The following accounting policies are considered critical to the preparation of the Company’s consolidated financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

Tuition revenue, net of discounts and other revenue, is recognized as services are performed. Any tuition payments received in advance of the time period for which services are to be performed are recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

The Company provides its services to the parents and guardians of the children attending its schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on the financial condition of each parent/guardian. The Company also has investments in other entities. The collectibility of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Long-lived and Intangible Assets

During the first quarter of Fiscal 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) Under the requirements of SFAS 144, the Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

In Fiscal 2003, the Company incurred impairment charges, exclusive of goodwill, of $2,907,000 included in discontinued operations and $1,015,000 included in continuing operations.

Goodwill

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. As a result, the Company ceased amortization of goodwill, the effect of which was a reduction of $1,677,000 of amortization expense for Fiscal 2002.

The net carrying value of the Company’s goodwill was $48,376,000 as of July 1, 2002. Due to the termination of the Merger Agreement and the decline in the price of the Company’s common stock, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. The Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s 10 reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). The results of the level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000, which is recorded as a component of income from operations.

During the fourth quarter of Fiscal 2003, the Company performed its annual impairment test as required by SFAS 142. The Company estimated fair values as of June 30, 2003 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 indicated that three of the Company’s 10 reporting units were impaired (North Carolina, Florida and Nevada) as a result of deteriorating operating performance since December 2002. The results of the level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these three reporting units of $5,500,000, which is recorded as a component of income from operations.

In addition, goodwill of $711,000 was impaired in connection with the Company’s plan to sell or close schools that are under-performing and/or which do not fit well with the Company’s business or geographic strategies. This impairment is included in loss from discontinued operations.

Long Term Note Receivable

The Company has a $2,500,000 note receivable pursuant to a Credit Agreement with TES due May 2005, of which $2,250,000 is convertible into 30.0% ownership of TES. In connection with the note receivable, the Company also has warrants to purchase an additional 10% of TES common stock at $100 per share, provided that $3,500,000 of senior secured financing has been made available to TES on competitive terms. TES, established in 1997, provides special education staffing and compliance solutions to charter schools and public schools which, because of a lack of internal capabilities or other reasons, wish to out-source their provision of special education programs. The proceeds received by TES have been used for the expansion of its product throughout California and its planned entry into other states. Although TES’s revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

As part of the evaluation of the carrying value of TES, a number of positive and negative factors affecting TES were considered including:

•	Operating results and outlook for TES;

•	Expected future cash flows;

•	Current conditions and trends in the industry;

•	Other industry comparables; and

•	The Company’s plans and ability to hold this investment.

As a result of this evaluation, a valuation allowance of $1,000,000 was recorded during Fiscal 2003 to reflect the current net realizable value of the Company’s note receivable with TES.

Income Taxes

The Company accounts for income taxes using the asset and liability method, in accordance with FAS 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized as income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure due to rate changes on its 12.0%, $10,000,000 senior subordinated debt. The Company also has no cash flow exposure on certain mortgages, notes payable, capital leases and subordinated debt agreements aggregating $1,731,000 and $2,386,000 at June 30, 2003 and June 30, 2002, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable LIBOR or prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $173,000 and $143,000 in Fiscal 2003 and Fiscal 2002, respectively.

Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, it entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2003, the Company’s interest rate swap contract outstanding had a total notional amount of $10,714,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at June 30, 2003 was a liability of $910,000 and is included as a component of Accumulated Other Comprehensive Loss. As a result of the Term Loan Facility becoming due December 31, 2003 pursuant to a recent amendment to the Amended and Restated Loan and Security Agreement, all of the interest rate swap liability is classified as a current liability.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company’s independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F- 31 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 28, 2003, the Company, upon the recommendation and approval of its Audit Committee, dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s principal independent accountant. On April 4, 2003, the Company engaged BDO Seidman, LLP (“BDO Seidman”) to serve as the Company’s principal independent public accountant, effective immediately. The decision to dismiss PwC was recommended by the Audit Committee of the Company’s Board of Directors and approved by the Company’s Board of Directors.

In connection with the audits for the two most recent fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through April 4, 2003, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of such disagreements in connection with its reports on the Company’s consolidated financial statements for such years. During the fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through April 4, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The reports of PwC on the consolidated financial statements of the Company, as of and for the fiscal years ended June 30, 2002 and 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The foregoing disclosures were previously reported in Item 4 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2003. The Company provided PwC with a copy of the foregoing disclosures and requested that PwC furnish the Company with a letter addressed to the SEC stating that it agreed with such statements. A copy of such letter, dated April 1, 2003, was filed as Exhibit 16.1 to Form 8-K, dated April 4, 2003.

During the fiscal years ended June 30, 2002 and 2001 and through April 4, 2003, neither the Company nor someone on its behalf consulted BDO Seidman regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any other matters or reportable events as set forth in Items 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003 (the end of the period covered by this Annual Report on Form 10-K), the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion.

During our fiscal quarter ended June 30, 2003, no significant change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to the directors of the Company is listed below. The information required by this Item with respect to executive officers of the Company is furnished in a separate item captioned “Executive Officers of the Company” and included in Part I of this Annual Report on Form 10-K.

The names of the directors and certain information about them, are set forth below:

Name of Director	Age	Principal Occupation	Director Since

Directors with a term expiring in 2003 (Class I Directors):

Eugene G. Monaco	75	Judge, Delaware County District Court (retired)	1995

Peter H. Havens	49	Chairman of Baldwin Management, LLC	1991

Director with a term expiring in 2004 (Class II Directors):

Daniel L. Russell	38	Principal, Private Finance Group, Allied Capital Corporation	2001

George H. Bernstein	42	Chief Executive Officer of the Company	2003

Directors with a term expiring in 2005 (Class III Directors):

Steven B. Fink	52	Vice Chairman, Knowledge Universe and Chief Executive Officer of Lawrence Investments, LLC	2003

Joseph W. Harch	49	Chairman of Harch Capital Management and Financial Consultant to Knowledge Universe	2003

Director with a term expiring in 2006 (Unclassified Director):

David L. Warnock	45	Partner of Camden Partners Holdings, LLC	2003

The following description contains certain information concerning the directors, including current positions and principal occupations during the past five years.

George H. Bernstein. Mr. Bernstein was named our Chief Executive Officer and Director in July, 2003. Between 1997 and 2002, Mr. Bernstein was employed in various positions within divisions of Cole National Corporation. Between 2000 and 2002, Mr. Bernstein was President of Pearle Vision, Inc. an 840 unit operator and franchiser of optical retail stores. During parts of 1999 and 2000, Mr. Bernstein was Executive Vice President – Strategic Planning and President of Vision Operations for Cole Vision. Between 1997 and 1999, Mr. Bernstein was the Senior Vice President and General Manager at Things Remembered, an 800 store chain of personalized gift stores. Mr. Bernstein started his business career as a consultant with Bain and Company, a leading strategy consulting firm. Mr. Bernstein earned a B.S. degree in Business Administration from Bucknell University, and a J.D. degree from Harvard Law School. Mr. Bernstein was nominated as a director pursuant to his employment agreement. See “Employment Agreements.”

Steven B. Fink. Mr. Fink has been the Chief Executive Officer of Lawrence Investments, L.L.C., a technology and biotechnology private equity investment firm that is controlled by Lawrence J. Ellison, since May,

2000. Mr. Fink also serves as a Vice Chairman of Knowledge Universe, a position he has held since 1996. From October 1999 to October 2000, he served as Chief Executive Officer of Nextera Enterprises, Inc., an economic consulting company affiliated with Knowledge Universe. From 1981 to 1986, Mr. Fink served as Chief Executive Officer and Chairman of the board of directors of Anthony Manufacturing Company, a specialty glass and conductive coatings manufacturer. He currently serves as Vice Chairman of Heron International, a European real estate development company, and as non-executive Chairman of the Board of Spring Group plc, an information technology services company in the United Kingdom affiliated with Knowledge Universe, and a director of Nextera Enterprises. Mr. Fink also serves on the boards of directors of privately held companies, and he is a member of the board of trustees of Barnard College, Columbia University. Mr. Fink has a B.S. from the University of California at Los Angeles and a J.D. and an L.L.M. from New York University. Mr. Fink was elected to the Board of Directors as the designee of KU Learning, L.L.C. the beneficial owner of 29.5% of the Company’s common stock, pursuant to the terms of the June 2003 Board agreement, as described under “Certain Relationships and Related Transactions”.

Joseph W. Harch. Since September, 2002, Mr. Harch has been a financial consultant to Knowledge Universe and its affiliates. Prior to this position, Mr. Harch founded Harch Capital Management in 1991 and served as its President and Chairman during the period from June of 1991 through 2002, where he was involved in financial consulting, investment strategy and portfolio management for its high yield fixed income and equity accounts. Mr. Harch currently serves as Chairman of Harch Capital Management. From 1990 to 1991, Mr. Harch was an investment banker with the firm of Donaldson Lufkin & Jenrette. From October 1988 through February 1990, Mr. Harch was the national High Yield Sales Manager at Drexel Burnham Lambert, where he managed its high yield sales force and syndication department. He graduated from California State University, Fullerton in 1975 with a BA in Finance and was a Certified Public Accountant before entering the securities industry. Mr. Harch was elected to the Board of Directors as the designee of KU Learning L.L.C., the beneficial owner of 29.5% of the Company’s common stock, pursuant to the terms of the June 2003 Board agreement, as described under “Certain Relationships and Related Transactions”.

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

Eugene G. Monaco. Mr. Monaco has a J.D. from Temple Law School and M.S. in Mechanical Engineering from the University of Delaware and, from January 1, 1990 until his retirement in late 1995, served as a Judge for the Delaware County District Court. He also served as an Instructor in Kinematics and Dynamics at Drexel University, a Lecturer in child abuse at Penn State University and was the Chief Negotiator for the Rose Tree Media School Board. He also served as Assistant District Attorney in Media, Pennsylvania and Engineering Negotiator for Westinghouse Electric for 32 years.

Daniel L. Russell. Mr. Russell is a Principal in the Private Finance Group at Allied Capital Corporation. Prior to joining Allied Capital in 1998, Mr. Russell served in the financial services practice of KPMG Peat Marwick LLP from 1991 to 1998, including serving as a Senior Manager from 1996 to 1998. Mr. Russell is a director of The Hillman Group, SunSource Technology Services, Inc. and HealthASPex. Mr. Russell is a Certified Public Accountant. Mr. Russell serves on the Board of Directors as the designee of Allied Capital Corporation, the holder of all of the Series D Convertible Preferred Stock, a portion of the Series F Convertible Preferred Stock, $10,000,000 subordinated promissory note and warrants, pursuant to the terms of the June 1998 investment agreement entered into in connection with the $10,000,000 subordinated promissory note.

David L. Warnock. David L. Warnock is a founding Partner of Camden Partners Holdings, LLC (and its predecessor Cahill, Warnock & Company, LLC) an asset management firm established to make private equity investments. Prior to founding Camden Partners Holdings, LLC, Mr. Warnock had been employed from 1983 through 1995 at T. Rowe Price Associates. He was the President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II; private equity partnerships. Mr. Warnock was also an Executive Vice President of the T. Rowe Price New Horizons Fund. He serves on the Boards of Directors of six other companies: Touchstone Applied

Science, a provider of manual and on-line testing, assessment and publications to the K-4 marketplace; Concorde Career Colleges, Inc., which operates vocational education colleges focused on a health care curriculum; Environmental Safeguards, an oil remediation company; Blue Rhino Corp., which provides branded products and services for retailers including branded propane cylinder tank exchange; QC Holdings, which operates in the consumer finance services market; CardSystems Solutions, Inc., a provider of end-to-end electronic payment-processing services; and Bridges Learning Systems, a provider of education services focused on children with learning disabilities. He is Chairman of the Boards of Directors of Calvert Education Services and of the Center for Fathers, Families and Workforce Development. He is also on the Board of Directors of the National Alliance to End Homelessness and the Calvert School. Mr. Warnock is a Chartered Financial Analyst. Mr. Warnock serves on the Board of Directors in an unclassified term as the designee of Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P., the holders of all of the Series E Convertible Preferred Stock and a portion of the Series F Convertible Preferred Stock, pursuant to the terms of the June 2003 agreement pursuant to which Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. purchased an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock.

During the last five years, except as expressly set forth elsewhere in this Annual Report on Form 10-K, no director or executive officer of the Company has:

(i) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against him or her, nor had a receiver, fiscal agent or similar officer appointed by a court for his or her business or property, or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(ii) been convicted in a criminal proceeding or is currently a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(iii) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

(iv) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days his or her right to engage in, or be associated with persons engaging in the following activities: acting as a commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Future Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; or

(iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Our Board of Directors has determined that in its judgment, Daniel Russell qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. An audit committee financial expert is a person who has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements of comparable breadth and complexity to the Company’s or experience supervising others who do, and (iv) an understanding of internal controls and procedures. In addition, our Board of Directors has determined that in its judgment, Mr. Russell is “independent” as defined in Rule 4200(a)(14) of the National Association of Securities Dealers, Inc. (“NASD”) listing standards.

Relationships Among Directors or Executive Officers

Mr. A.J. Clegg, who served as Chairman of the Board and Chief Executive Officer of the Company until July 2003, is the father of D. Scott Clegg, the Company’s Vice Chairman, President and Chief Operating Officer. There are no other family relationships among any of the directors or executive officers of the Company.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% percent of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Executive officers, directors and 10% percent stockholders are required by SEC regulations to furnish the Company with a copy of all Section 16(a) forms (“Forms 3, 4, and 5”) that they file. To the Company’s knowledge, based solely on a review of copies of the Forms 3, 4 and 5 furnished to the Company and written representations with respect to all transactions in the Company’s securities effected during the period from July 1, 2002 through June 30, 2003, all officers, directors and beneficial owners complied with the applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is listed below.

COMPENSATION TABLES

The following tables contain compensation data for the Chief Executive Officer and certain other of the Company’s four other most highly compensated executive officers (based on total annual salary and bonus for Fiscal 2003) (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Compensation(1)	Securities Underlying Options/SARs	All Other Compensation(2)

A.J. Clegg (3)	2003	$335,176		$198,110	(4)	—	—	$11,175
Chairman, President and	2002	329,648		80,644	(5)	—	—	6,753
Chief Executive Officer	2001	316,154		144,639	(6)	—	—	7,383

John R. Frock (7)	2003	$189,000		—		—	—	$3,965
Vice Chairman –	2002	180,869		—		—	—	3,107
Corporate Development	2001	145,846		—		$14,626	—	2,073

Robert E. Zobel (8)	2003	$222,039		—		$22,239	—	$17,093
Vice Chairman –	2002	35,385		—		3,792	$65,000	—
Corporate Affairs and	2001	—		—		—	—	—
Chief Financial Officer

D. Scott Clegg (9)	2003	$200,000		—		$16,580	—	$469
Vice Chairman	2002	126,923	(10)	—		3,000	$65,000	—
President and	2001	—		—		—	—	—
Chief Operating Officer

Dr. Lynn A. Fontana (11)	2003	$131,000		—		$22,648	—	$2,457
Chief Education Officer	2002	126,040		—		21,388	—	1,561
and Executive Vice President – Education	2001	113,960		—		22,468	—	368

(1)	The amounts reported for Mr. Frock consist of $7,800 for automobile expenses in Fiscal 2001 and $6,826 for health insurance in Fiscal 2001. The amounts reported for Mr. Zobel consist of $6,600 and $1,200 for automobile expense in Fiscal 2003 and 2002, respectively; $6,238 and $2,592 for health insurance in Fiscal 2003 and 2002, respectively; and $9,401 for loan forgiveness in Fiscal 2003 pursuant to the terms of an agreement entered into by the Company prior to July 30, 2002. The amounts reported for Mr. D. Scott Clegg consist of $7,200 and $3,000 for automobile expense in Fiscal 2003 and 2002, respectively; $2,799 for health insurance in Fiscal 2003; and $6,581 for loan forgiveness for relocation or moving expenses in Fiscal 2003 pursuant to the terms of an agreement entered into by the Company prior to July 30, 2002. The amounts reported for Dr. Fontana consist of $6,000 for automobile expenses in each of Fiscal 2003, 2002 and 2001; $7,286, $6,026 and $7,106 for health insurance in Fiscal 2003, 2002 and 2001, respectively; and $9,362 for loan forgiveness for relocation or moving expenses in each of Fiscal 2003, 2002 and 2001, respectively, pursuant to the terms of an agreement entered into by the Company prior to July 30, 2002. Perquisites and other personal benefits for Messrs. A.J. Clegg for all years, and Mr. Frock in Fiscal 2003 and 2002 did not exceed 10% of such executive officer’s salary and bonus and accordingly have been omitted from the table as permitted by the rules of the SEC.
(2)	The amounts reported for Mr. A.J. Clegg consist of $9,440, $5,848 and $6,539 for payments in respect of life insurance in Fiscal 2003, 2002 and 2001, respectively; and $1,735, $905 and $844 for payments in respect of Company matching 401(k) plan contributions in Fiscal 2003, 2002 and 2001, respectively. The amounts reported for Mr. Frock consist of $2,975, $2,164 and $1,274 for payments in respect of life insurance in Fiscal 2003, 2002 and 2001, respectively; and $990, $943 and $799 for payments in respect of Company matching 401(k) plan contributions in Fiscal 2003, 2002 and 2001, respectively. The amounts reported for Mr. Zobel consist of $1,037 for payments in respect of life insurance in Fiscal 2003; and $16,056 in consulting fees paid to Mr. Zobel in Fiscal 2003 subsequent to his resignation of employment. The amounts reported for Mr. D. Scott Clegg consist of $469 for payments in respect of life insurance in Fiscal 2003. The amounts reported for Dr. Fontana consist of $766, $260 and $368 for payments in respect of life insurance in Fiscal 2003, 2002 and 2001, respectively; and $1,691, $1,301 and $0 for payments in respect of Company matching 401(k) plan contributions in Fiscal 2003, 2002 and 2001, respectively.
(3)	Mr. A.J. Clegg resigned as the Company’s Chief Executive Officer effective July 10, 2003, but thereafter began serving as a consultant to the Company, which consultant capacity will continue until July 10, 2008.
(4)	Includes voluntarily deferred payment of $56,689 described in footnote 5.
(5)	Payment date for $80,644 of bonus payable under Mr. A.J. Clegg’s Special Incentive Agreement was accelerated by the compensation committee of the Company’s Board of Directors from November 20, 2001 to August 19, 2001 in connection with his exercise of warrants to purchase shares of NLCI’s common stock. Mr. A.J. Clegg voluntarily deferred payment to him of the remaining $56,689 of his bonus.
(6)	Includes $7,306 of interest accrued from November 20, 2000, the date bonus payment was due, until June 22, 2001, the date bonus payment was actually made.
(7)	Mr. Frock resigned as the Company’s Vice Chairman –Corporate Development effective August 28, 2003, but thereafter began serving as a consultant to the Company, which consultant capacity will continue until August 28, 2008.
(8)	Mr. Zobel joined the Company in April 2002 and resigned as the Company’s Vice Chairman – Corporate Affairs and Chief Financial Officer effective May 23, 2003, but thereafter began providing consulting services for the Company, which services will continue until October 17, 2003.
(9)	Mr. D. Scott Clegg joined the Company in February 2002.
(10)	Includes $50,000 Mr. D. Scott Clegg received during Fiscal 2002 as a consultant immediately preceding his employment with the Company.
(11)	Dr. Fontana resigned as the Company’s Chief Education Officer and Executive Vice President – Education effective June 27, 2003.

Options/Stock Appreciation Rights Granted in Fiscal 2003

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (10 yrs) (3)
Name of Executive	Number of Securities Underlying Option/ SARs Granted (1)	% of Total Options/ SARs Granted to all Employees in Fiscal 2003 (2)	Exercise or Base Price per Share	Expiration Date	At 5% Annual Growth Rate	At 10% Annual Growth Rate
A.J. Clegg	0	0.00%	n/a	n/a	$0	$0
John R. Frock	0	0.00%	n/a	n/a	$0	$0
Robert E. Zobel	0	0.00%	n/a	n/a	$0	$0
D. Scott Clegg	0	0.00%	n/a	n/a	$0	$0
Dr. Lynn A. Fontana	0	0.00%	n/a	n/a	$0	$0

(1)	Options granted vest in increments of one-third of the total number of options granted on the first, second and third anniversary dates of the date of grant.

(2)	During Fiscal 2003, the Company granted to employees no options to purchase shares of common stock.

(3)	The potential realizable values are based on an assumption that the stock price of the shares of common stock of the Company appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account contractual provisions of the options which provide for termination of an option following termination of employment, nontransferability, or vesting. These amounts are calculated based on the requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth of the shares of the Company’s common stock.

Aggregated Option/Stock Appreciation Rights Exercised in Fiscal 2003 and Value of Options at June 30, 2003

	Exercised in Fiscal 2003		Number of Unexercised Options at June 30, 2003		Value of Unexercised In-the-Money Options at June 30, 2003
Name of Executive	Shares Acquired on Exercise	Value Realized	Exercisable	Un- exercisable	Exercisable	Un- exercisable
A.J. Clegg	0	0	275,000	0	$0	$0
John R. Frock	0	0	92,682	0	$0	$0
Robert E. Zobel	0	0	28,228	43,333	$0	$0
D. Scott Clegg	0	0	21,667	43,333	$0	$0
Dr. Lynn A. Fontana	0	0	5,000	0	$0	$0

None of the above named executive officers held any stock appreciation rights at June 30, 2003.

Compensation of Directors

At the beginning of Fiscal 2003, the Company paid directors an annual retainer of $10,000 (except directors who were also employees of the Company, who received $6,000), which was paid quarterly, and paid members of committees of the Board of Directors $750 per meeting for each committee meeting attended. In addition, members of the Company’s Special Committee of the Board of Directors were paid a retainer in the amount of $15,000, and the Chair of the Special Committee of the Board of Directors was paid a retainer in the amount of $25,000, such retainers in lieu of the foregoing policy of the Company for the attendance of meetings of the Special Committee. In February 2003, these payments to directors were modified, to provide that directors receive a quarterly retainer of $4,000, and a quarterly payment of $1,000 for each committee of the Board of Directors on which they serve, regardless of the number of meetings attended. (Executive officers’ compensation reported in the Summary Compensation Table does not include any of these fees.)

The Company’s 1995 Stock Incentive Plan, as amended, provides that as of the date 90 days following the closing of each fiscal year that the Plan is in effect, each individual serving as a director of the Company who is not an officer or employee of the Company will be granted a nonqualified stock option to purchase 5,000 shares of Company common stock if the Company’s pre-tax income for such fiscal year increased at least 20% from the prior fiscal year and if the individual served as a director for the entire fiscal year then ended (or a proportionate lesser number of shares if the individual served as a director for less than the entire fiscal year). In Fiscal 2003, no shares were subject to annual grant, and, pursuant to the Plan, no director received an option to purchase any shares of Company common stock.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of the Company’s Board of Directors or Compensation Committee and any other member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Executive Severance Plan

In March 1997, the Company adopted an Executive Severance Pay Plan (the “Severance Pay Plan”). The Severance Pay Plan covered certain officers and key executives of the Company and such other additional employees or positions as determined by written resolution of the Board from time to time (collectively, the “Eligible Executives”). Under the Severance Pay Plan, if the employment of an executive officer covered by the Severance Pay Plan (collectively, the “Eligible Executives”) terminates following a Change in Control (as defined in the Severance Pay Plan) of the Company, under specified circumstances, the Eligible Executive will be entitled to receive the severance benefit specified in the Severance Pay Plan. The amount payable to an Eligible Executive would equal (a) the Eligible Executive’s salary for a period of months equal to six plus the number of years of service of the Eligible Executive as of the date of termination (or two times the number of years of service, if he or she has completed at least three years of service as of the termination date), subject to a maximum of 35.99 months’ pay, plus (b) the bonus which would have been payable to the Eligible Executive for the year in which employment was terminated pro rated based on the number of months of employment in the year of termination. In December 2001, the Severance Pay Plan was amended to remove a provision which would have given Eligible Executives the right to receive benefits under the Severance Pay Plan by terminating their employment voluntarily, for any reason, within one month following the date of a Change of Control.

Senior Executive Severance Plan

In February 2000, the Company adopted a Senior Executive Severance Pay Plan (the “Executive Severance Pay Plan”), which replaced the Severance Pay Plan for certain of the Company’s executive officers. Mr. D. Scott Clegg is the only executive officer currently covered under the Executive Severance Pay Plan. Under the Executive Severance Pay Plan, if the employment of an executive officer covered by the Executive Severance Pay Plan (collectively, the “Eligible Senior Executives”) terminates following a Change in Control (as defined therein) of the Company, under specified circumstances, the Eligible Senior Executive will be entitled to receive the severance benefit specified in the Executive Severance Pay Plan. The amount payable to an Eligible Senior Executive would equal (a) the Eligible Senior Executive’s salary for a period of months equal to (i) twelve plus the number of years of service of the Eligible Senior Executive as of the date of termination, if he or she has completed less than three years of services, (ii) twelve plus two times the number of years of service, if he or she has completed three or four years of service, or (iii) twelve plus 2.99 times the number of years of service, if he has completed at least five years of service; but in no event more 35.99 months, plus (b) the bonus which would have been payable to the Eligible Senior Executive for the year in which employment was terminated pro rated based on the number of months of employment in the year of termination. In December 2001, the Executive Severance Pay Plan was amended to remove a provision that would have given Eligible Senior Executives the right to receive benefits under the Executive Severance Pay Plan by terminating their employment voluntarily, for any reason, within one month following the date of a Change in Control.

Employment Agreements with Executive Officers

D. Scott Clegg - Vice Chairman, President and Chief Operating Officer

In February 2002, D. Scott Clegg became the Company’s Vice Chairman, President and Chief Operating Officer. Mr. D. Scott Clegg entered into a three-year employment agreement with the Company, effective March 2002, that provides for, among other things, an annual base salary of $200,000, and an annual bonus of up to 100% of his base salary for achieving business plan targets. In connection with this anticipated employment agreement, on his first day of employment, the Company granted Mr. D. Scott Clegg options to purchase 65,000 shares of the Company’s common stock, vesting over a three-year period. The Company also agreed to provide Mr. D. Scott Clegg with a $7,200 per year car allowance, term life insurance in the amount of $200,000 for his benefit and other benefits provided to the Company’s senior executives. Further, upon commencement of his employment, the Company advanced to Mr. D. Scott Clegg the sum of $35,000 for relocation expenses (the “D. Scott Clegg Relocation Allowance”). Each month during Mr. D. Scott Clegg’s employment, the Company forgives 1/36 of the principal amount and associated interest of the D. Scott Clegg Relocation Allowance. In addition, Mr. D. Scott Clegg agreed not to compete against the Company during the term of his employment and for two years thereafter.

George H. Bernstein –Chief Executive Officer

In July 2003, George Bernstein became the Company’s Chief Executive Officer. Mr. Bernstein entered into a two-year employment agreement with the Company, dated as of July 24, 2003 (the “Bernstein Employment Agreement”), that provides for, among other things, an annual base salary of $333,300, and an annual bonus of up to 125% of his base salary for achieving business plan targets. In addition, if, during his employment period, the price of the Company’s common stock as reported on the Nasdaq National Market closes above $15.00 per share (subject to adjustment for any stock split, combination, reclassification or other similar event), for any 20 trading days within a period of 30 days, Mr. Bernstein will receive a grant of 25,000 shares of the Company’s common stock. Pursuant to the Bernstein Employment Agreement, on his first day of employment, the Company granted Mr. Bernstein options to purchase 100,000 shares of the Company’s common stock, vesting over a three-year period. The Company also agreed to provide Mr. Bernstein with a $8,400 per year car allowance, term life insurance in the amount of $333,300 for his benefit and other benefits provided to the Company’s senior executives. Further, the Company agreed to reimburse Mr. Bernstein, up to an aggregate of $75,000, for legal fees incurred by him in reviewing and negotiating his employment agreement (in an amount not to exceed $5,000), and moving expenses, real estate commissions and customary closing costs related to the sale of his primary residence, temporary housing, storage and travel expenses in connection with his relocation to the West Chester, Pennsylvania area, plus an additional amount equal to the state and federal income taxes imposed thereon. In addition, Mr. Bernstein agreed not to compete against the Company during the term of his employment and for two years thereafter.

Pursuant to the terms of the Bernstein Employment Agreement, if Mr. Bernstein’s employment is terminated by the Company within six months following any “Change of Control” (as defined therein), Mr. Bernstein will continue to receive his base salary and certain benefits accorded to Company employees generally, until the later to occur of the end of the term of his employment period, or the date which is 18 months from the date of termination. If Mr. Bernstein’s employment is terminated by the Company other than following a Change of Control, or by Mr. Bernstein for “Good Reason” (as defined therein), Mr. Bernstein will continue to receive his base salary and certain benefits accorded to Company employees generally, for a period of 12 months from the date of termination.

Other Agreements with Executive Officers

On April 29, 2002, we named Robert E. Zobel our Vice Chairman—Corporate Affairs and Chief Financial Officer. In connection with his employment, the Company advanced to Mr. Zobel the sum of $50,000 for relocation expenses (the “Zobel Relocation Allowance”). Each month during Mr. Zobel’s employment, the Company forgave 1/36 of the principal amount and associated interest of the Zobel Relocation Allowance.

The Company entered into a certain Separation Agreement and Mutual Release with Mr. Zobel dated April 28, 2003 (the “Zobel Separation Agreement”). Pursuant to the Zobel Separation Agreement, Mr. Zobel’s employment with the Company terminated on May 23, 2003, and he agreed to continue to serve the Company as a consultant through October 10, 2003 (the “Consulting Period”). The Agreement provided for Mr. Zobel to continue to receive, on a bi-weekly basis for a period of six months, that amount which Mr. Zobel would have received as his base salary had he still been employed by the Company, less the principal amount and interest of the Zobel Relocation Allowance, which the Company agreed to continue to forgive during each month of the Consulting Period. In addition, Mr. Zobel received a lump sum payment equal to the number of days of vacation which had accrued but were unused, multiplied by his prorated daily compensation. Pursuant to the Zobel Separation Agreement, Mr. Zobel also agreed not to compete against the Company for a period of two years following his separation with the Company.

The Company entered into a three-year employment agreement with Dr. Lynn Fontana upon her commencement of employment in August 1999. Dr. Fontana’s annual base salary was $110,000 and she was eligible for an annual bonus according to a bonus plan established by the Company annually. The Company also agreed to provide Dr. Fontana with a $6,000 per year car allowance and loaned to Dr. Fontana the sum of $25,000 for relocation expenses, accruing interest at a rate of 8% per annum. On each anniversary date during Dr. Fontana’s employment, the Company forgave 1/3 of the principal amount and associated interest of this loan. In connection with her employment agreement, on her first day of employment, the Company granted Dr. Fontana options to purchase 5,000 shares of Company common stock, vesting over a three-year period.

On February 3, 2000, the Company and Dr. Fontana amended her employment agreement to provide that the loan to Dr. Fontana for moving expenses would be forgiven if her employment with the Company was terminated due to a Change in Control (as defined in her employment agreement).

On June 27, 2003, Dr. Fontana resigned her employment with the Company. In connection with such resignation, Dr. Fontana and the Company entered into a Separation Agreement, dated as of June 23, 2003, addressing certain post-separation issues but pursuant to which Dr. Fontana received no additional compensation following her resignation.

The Company entered into a Special Incentive Agreement with Mr. A.J. Clegg (who was then the Company’s Chairman and Chief Executive Officer) as of November 20, 1999. That Agreement provided that on each of the first, second and third anniversaries of the date of such agreement, if Mr. A.J. Clegg was employed by the Company on such anniversary date, the Company would pay him an incentive payment in the amount of $137,333. Such agreement also provided that if there was a Change in Control (as defined in the agreement) of the Company, within 30 days of the occurrence of such Change in Control, the Company would pay to Mr. A.J. Clegg any such incentive payments which have not yet been paid (in lieu of making payment on the applicable anniversary date).

The Company and Mr. Frock are parties to a Noncompete Agreement, dated as of March 11, 1997, which provided that the Company would make a payment to Mr. Frock of $255,000 following his termination for any reason (including, without limitation, resignation) if, within 30 days of his termination date, Mr. Frock delivered a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. On August 28, 2003, Mr. Frock resigned his employment with the Company, and delivered such a letter to the Company. Accordingly, the Company has made the payment to Mr. Frock required under the terms of this agreement.

The Company and Mr. Frock were also parties to a Contingent Severance Agreement which provided that if Mr. Frock’s employment was terminated because (i) the Company terminated Mr. Frock’s employment without Cause (as defined in the agreement), or (ii) Mr. Frock resigned following a Change in Control (as defined in the agreement), within 20 days following the date of termination, the Company must make a severance payment to Mr. Frock in such amount. Because Mr. Frock resigned his employment with the Company in the absence of a Change of Control, no payments were required to be made to Mr. Frock under the terms of this agreement, and such agreement is of no further force or effect.

On August 29, 2001, the Company entered into Employment and Termination Agreements with each of Mr. A.J. Clegg and Mr. Frock. These agreements provided, as to each of these executives, that if the Company terminated the executive’s employment other than for cause or his death or disability, the Company would pay to that executive, as severance, an amount equal to 2.99 times his average earnings for the five full calendar years preceding such termination. In addition, upon such termination, the Company would continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company would reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company would also provide the executive with two full, annual scholarships per year for life to the Company school of his choice.

In the Employment and Termination Agreements, each executive also agreed not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A.J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. In the event that the executive voluntarily terminated his employment with the Company, the Company agreed to provide the executive with a five-year consulting contract, for which Mr. A.J. Clegg would be paid not less than $200,000 per year and Mr. Frock not less than $100,000 per year and which would provide each executive with the health insurance and scholarships described above. Finally, the Company agreed to provide Mr. A.J. Clegg with a life insurance policy with a benefit of $640,000 and Mr. Frock with a life insurance policy with a benefit of $360,000.

Upon Mr. A.J. Clegg’s voluntary termination of his employment in July 2003, the Company, Mr. A.J. Clegg and Tuscan Business Solutions, Inc. (an entity owned and controlled by Mr. A.J. Clegg) entered into a consulting agreement, as required by Mr. A.J. Clegg’s Employment and Termination Agreement, pursuant to which Tuscan Business Solutions agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Tuscan Business Solutions will be paid $200,000 per year. In addition, such consulting agreement provides Mr. A.J. Clegg with the health insurance and scholarships described above.

Upon Mr. Frock’s voluntary termination of his employment in August 2003, the Company and Mr. Frock entered into a consulting agreement, as required by Mr. Frock’s Employment and Termination Agreement, pursuant to which Mr. Frock agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Mr. Frock will be paid $100,000 per year. In addition, such consulting agreement provides Mr. Frock with the health insurance and scholarships described above.

EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation. The Company’s Compensation Committee is comprised of three non-employee directors of the Company. At the beginning of Fiscal 2003, the Company’s Compensation Committee was comprised of Messrs. Russell (Chairman), Chambers and Monaco. In April 2003, following Mr. Chambers’ resignation from the Board and Mr. Havens’ subsequent appointment, Mr. Havens was named to the Company’s Compensation Committee to replace Mr. Chambers.

At least annually, the Compensation Committee reviews the compensation levels of the Company’s executive officers and certain other key employees and makes recommendations to the Board of Directors regarding compensation of such persons. In general, the Compensation Committee endeavors to base the compensation of the executive officers on individual performance, performance against established financial goals based on the Company’s strategic plan, and comparative compensation paid to executives of direct competitors and other educational companies of like size and stature.

In Fiscal 2003, the Compensation Committee’s review of compensation, other than that of the Chairman and Chief Executive Officer, was based on the recommendations of the Company’s internal compensation committee, which consisted of Mr. A.J. Clegg (Chairman and Chief Executive Officer) and Mr. Frock (Vice Chairman –Corporate Development). Executive officers’ compensation generally consisted of base salary (which comprised a significant portion of total compensation), bonus (which was based on the Company’s performance and/or specific goals), fringe benefits and discretionary grants of stock options. All executive officers are reviewed annually for performance. Salary changes, if any, are effective in October of each year. Bonuses, if earned, are distributed after the results of the audit of the financial statements have been verified. There have been no increases in the salaries of executive officers since October 2001, due to a freeze on salary increases imposed in October 2002.

The Chairman and Chief Executive Officer’s compensation for Fiscal 2003 included an annual base salary of $333,300, a bonus plan based on the Company’s net income as compared to the annual plan submitted to and approved by the Board of Directors in June 2002 and the Compensation Committee’s subjective evaluation of the Company’s and the Chief Executive Officer’s performance, and customary fringe benefits. Mr. A.J. Clegg’s salary reflected no increase over the prior period. In November 1999, in order to provide additional incentive to Mr. A.J. Clegg, the Compensation Committee approved a Special Incentive Agreement with Mr. A.J. Clegg which provided that on each of the first, second and third anniversaries of the date of such agreement, if employed by the Company on such anniversary date, Mr. A.J. Clegg would receive an incentive payment (apart from any other compensation) in the amount of $137,333.

In August 2001, in order to provide additional incentive to Messrs. A.J. Clegg and Frock, the Compensation Committee approved Employment and Termination Agreements with each of Mr. A.J. Clegg and Mr. Frock. These agreements provided, as to each of these executives, that if the Company terminated the executive’s employment other than for cause or his death or disability, the Company would pay to that executive, as severance, an amount equal to 2.99 times his average earnings for the five full calendar years preceding such termination. In addition, upon such termination, the Company would continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company would reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company would also provide the executive with two full, annual scholarships per year for life to the Company school of his choice.

In the Employment and Termination Agreements, each executive also agreed not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A.J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. In the event that the executive voluntarily terminated his employment with the Company, the Company agreed to provide the executive with a five-year consulting contract, for which Mr. A.J. Clegg would be paid not less than $200,000 per year and Mr. Frock not less than $100,000 per year and which would provide each executive with the health insurance and scholarships described above. Finally, the Company agreed to provide Mr. A.J. Clegg with a life insurance policy with a benefit of $640,000 and Mr. Frock with a life insurance policy with a benefit of $360,000.

In Fiscal 2003, the bonus plan of each executive officer included a formula component, providing a bonus of up to 125% of base salary based on the Company’s performance as compared to the Company’s Business Plan. Based on such formula, no executive officer received a bonus. Further, at the discretion of the Company’s internal executive committee and the Compensation Committee together, bonuses could be awarded based on accomplishments of individual goals, which is in addition to the bonus percentage awarded under the formula component, up to a maximum total bonus (together with the formula-based component) of 125% of base salary. No discretionary bonuses were approved.

COMPENSATION COMMITTEE

Mr. Daniel L. Russell (Chairman)

Mr. Peter H. Havens

Mr. Eugene G. Monaco

AUDIT AND RELATED FEES

Fees to Accountants for Services Rendered During Fiscal 2003

PwC served as the Company’s principal independent accountant through March 28, 2003, and reviewed the Company’s quarterly financial statements for the first and second of Fiscal 2003. BDO Seidman, the Company’s current principal independent public accountant, was engaged by the Company on April 4, 2003. Accordingly, the Company was billed for professional services rendered by each of PwC and BDO Seidman in Fiscal 2003.

The following table shows the aggregate fees billed to the Company by PwC for professional services rendered during the fiscal years ended June 30, 2003 and 2002:

	Amount ($)
Description of Fees	2003	2002
Audit Fees	$21,500	$130,000
Audit-Related Fees	52,050	145,550
Tax Fees	20,000	114,450
All Other Fees	—	—

Total	$93,550	$390,000

The following table shows the aggregate fees billed to the Company by BDO Seidman for professional services rendered during the fiscal year ended June 30, 2003 (BDO Seidman did not perform any professional services for the Company in the fiscal year ended June 30, 2002)

Description of Fees	Amount ($) 2003
Audit Fees	$144,966
Audit-Related Fees	9,500
Tax Fees	0
All Other Fees	0

Total	$154,466

Audit Fees

Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s quarterly reports.

Audit-Related Fees

Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including audit services provided in connection with other statutory or regulatory filings.

Tax Fees

Represents fees related to tax audit and other tax advisory services, tax compliance and tax return preparation.

The Audit Committee of the Company’s Board of Directors considered whether the provision of non-audit services by PwC and BDO Seidman, respectively, was compatible with maintaining that party’s independence during the period of time during which it acted as the Company’s principal independent public accountant, and concluded that such independence had been maintained.

STOCK PERFORMANCE

The following line graph compares the cumulative total stockholder return on the Company’s common stock with the total return of the Nasdaq Stock Market (U.S. Companies) and an index of peer group companies for the period June 30, 1998 through June 30, 2003 as calculated by the Center for Research in Security Prices. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 at June 30, 1998 and that all dividends paid by the companies included in the indexes were reinvested.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for Nobel Learning Communities

Produced on 09/23/2003 including data to 06/30/2003

$300
$200
$100
$0
102.7
87.3
40.8
06/30/1998
06/30/1999
06/30/2000
06/29/2001
06/28/2002
06/30/2003

Legend

Symbol	CRSP Total Returns Index for:	06/1998	06/1999	06/2000	06/2001	06/2002	06/2003
——— ■	Nobel Learning Communities	100.0	55.6	87.5	84.1	64.3	40.8
— — — ★	Nasdaq Stock Market (US Companies)	100.0	143.7	212.4	115.5	78.7	87.3
- - - - ▲	Self-Determined Peer Group	100.0	88.2	73.7	117.5	90.5	102.7

Companies in the Self-Determined Peer Group

BRIGHT HORIZONS FAMILY SOL INC
DEVRY INC DEL
SYLVAN LEARNING SYSTEMS INC
CHILDTIME LEARNING CENTERS INC
I T T EDUCATIONAL SERVICES INC
TESSERACT GROUP INC

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 06/30/1998.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

©Copyright 2003

12235/81000000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of September 29, 2003 by (1) all beneficial owners of more than 5% of its common stock (including preferred stock convertible into common stock); (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of the Company as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the rules of the SEC, a person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after the date on which the determination of beneficial ownership is made. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner	Beneficial Number of Shares	Ownership Percent of Total (1) (2)
KU Learning, L.L.C. (3)	1,883,500	29.5%
Camden Partners Strategic Fund II-A, L.P. (4)	1,432,379	18.3
Allied Capital Corporation (5)	681,781	9.7
Edison Venture Fund II, L.P. (6)	549,194	7.9
Dimensional Fund Advisors Inc. (7)	349,300	5.5
Mollusk Holdings, L.L.C. (8)	2,001,981	31.3
Camden Partners Strategic Fund II-B, L.P. (9)	84,971	*
A.J. Clegg (10)	750,021	10.9
John R. Frock (11)	124,882	*
Robert E. Zobel (12)	15,265	*
D. Scott Clegg (13)	21,666	*
Dr. Lynn A. Fontana (14)	0	0
George H. Bernstein	0	0
Steven B. Fink (15)	0	0
Joseph W. Harch (16)	0	0
Peter H. Havens (17)	29,880	*
Eugene G. Monaco (18)	10,500	*
Daniel L. Russell (19)	0	0
David L. Warnock (20)	0	0

All executive officers and directors as a group (14 persons) (21)	109,955	*

*	Less than one percent

(1)	This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.
(2)	Applicable percentages are based on 6,391,599 shares outstanding on September 29, 2003, adjusted as required by rules promulgated by the SEC.
(3)

Based on Amendment No. 6 to Schedule 13D filed with the SEC on September 10, 2003, KU Learning, L.L.C. (“KU”) may be deemed to share voting and dispositive power with Knowledge Universe, L.L.C., ET Holdings, L.L.C., ET Consolidated, L.L.C., Hampstead Associates, L.L.C., Mollusk Holdings, L.L.C., Cephalopod

Corporation, Lawrence Investments, L.L.C., Lawrence J. Ellison, Ridgeview Associates, LLC, Michael R. Milken and Lowell J. Milken. KU is engaged in the business of acquiring interests in, and/or operating, other companies and businesses, primarily those engaged in education. Does not include shares issuable upon conversion of shares of Series F Convertible Preferred Stock owned by Blesbok, LLC, or shares owned by Mollusk Holdings, L.L.C. (see footnote 8), beneficial ownership of which is disclaimed by KU. The address of the principal business office of KU is 1250 Fourth Street, Sixth Floor, CA 90401.

(4)	Consists of 1,261,114 shares issuable upon conversion of 1,261,114 shares of Series E Convertible Preferred Stock and 171,265 shares issuable upon conversion of 171,265 shares of Series F Convertible Preferred Stock. Based on Schedule 13G filed with the SEC on June 27, 2003, Camden Partners Strategic Fund II-A, L.P. (“Camden II-A”) may be deemed to share voting and dispositive power with its sole general partner, Camden Partners Strategic II, L.L.C. (“Camden Strategic”). In addition, each of Messrs. David L. Warnock, Donald W. Hughes, Richard M. Johnston and Richard M. Berkeley may be deemed to be a beneficial owner of these shares, by virtue of being a managing member of Camden Strategic. Does not include shares owned by Camden Partners Strategic Fund II-B (see footnote 9), beneficial ownership of which is disclaimed by Camden II-A. The address of the principal business office of Camden II-A is One South Street, Suite 2150, Baltimore, MD 21202.
(5)	Consists of warrants to purchase 531,255 shares and 150,526 shares issuable upon conversion of 150,526 shares of Series F Convertible Preferred Stock. Based on Schedule 13D filed with the SEC on October 22, 1998, Allied Capital Corporation is a closed-end management investment company registered under the Investment Company Act of 1940, as amended. The address of the principal business office of Allied Capital Corporation is 1919 Pennsylvania Avenue N. W., Suite 300, Washington, D.C. 20006.
(6)	Based on Schedule 13G filed with the SEC on February 14, 2003. Edison Venture Fund II, L.P. may be deemed to share voting and dispositive power with Edison Partners II, L.P., its sole general partner. Consists of 25,000 outstanding shares, and 524,194 shares issuable upon conversion of 2,096,776 shares of Series C Convertible Preferred Stock. Edison Venture Fund II, L.P. is a private limited partnership engaged primarily in making private placement investments. The address of the principal business office of Edison Venture Fund II, L.P. is 1009 Lenox Drive #4, Lawrenceville, NJ 08648.
(7)	Based on Schedule 13G filed with the SEC on February 10, 2003. Dimensional Fund Advisors Inc. is an investment advisor registered under Section 203 of the Investment Company Act of 1940, as amended and serves as investment manager to certain other commingled group trusts and separate accounts that own the shares. In its role as investment advisor or manager, Dimensional Fund Advisors Inc. possesses voting and/or investment power over the shares owned by the funds it manages or advises. Dimensional Fund Advisors Inc. disclaims beneficial ownership of these shares. The address of the principal business office of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(8)	Consists of 118,481 shares issuable upon conversion of 118,481 shares of Series F Convertible Preferred Stock and 1,883,500 shares outstanding owned by KU (see footnote 3). Based on Amendment No. 6 to Schedule 13D filed with the SEC on September 10, 2003, Mollusk Holdings, LLC (“Mollusk”) may be deemed to share voting and dispositive power with its members, Cephalopod Corporation and Lawrence Investments, L.L.C., and Lawrence J. Ellison, who controls and beneficially owns both such members. Does not include shares owned by Blesbok, LLC, beneficial ownership of which is disclaimed by Mollusk. The address of the principal business office of Mollusk is 101 Ygnacio Valley Road, Suite 310, Walnut Creek, CA 94596-4061.
(9)

Consists of 74,811 shares issuable upon conversion of 74,811 shares of Series E Convertible Preferred Stock and 10,160 shares issuable upon conversion of 10,160 shares of Series F Convertible Preferred Stock. Based on Schedule 13G filed with the SEC on June 27, 2003, Camden Partners Strategic Fund II-B, L.P. (“Camden II-B”) may be deemed to share voting and dispositive power with its sole general partner, Camden Strategic. In addition, each of Messrs. David L. Warnock, Donald W. Hughes, Richard M. Johnston and Richard M. Berkeley may be deemed to be a beneficial owner of these shares, by virtue of being a managing member of

Camden Strategic. Does not include shares owned by Camden II-A (see footnote 4), beneficial ownership of which is disclaimed by Camden II-B. The address of the principal business office of Camden II-B is One South Street, Suite 2150, Baltimore, MD 21202.

(10)	Consists of 32,161 outstanding shares; 275,000 shares which Mr. A.J. Clegg has the right to purchase upon the exercise of options exercisable within 60 days after September 29, 2003; 140,385 shares issuable upon conversion of 477,500 shares of Series A Convertible Preferred Stock; and 100,806 shares issuable upon conversion of 403,226 shares of Series C Convertible Preferred Stock. Also includes 24,854 outstanding shares held by Mr. A.J. Clegg’s children, over which Mr. A.J. Clegg has sole voting authority; 6,000 outstanding shares held by Mr. A.J. Clegg’s grandchildren, over which Mr. A.J. Clegg has sole voting and dispositive power; and 170,815 outstanding shares held jointly by Mr. A.J. Clegg and his wife, over which Mr. A.J. Clegg and his spouse have joint voting and dispositive authority. Does not include 8,500 outstanding shares owned by Mr. A.J. Clegg’s wife, as to which Mr. A.J. Clegg disclaims beneficial ownership. Mr. A.J. Clegg is the father of D. Scott Clegg, the Company’s Vice Chairman, President and Chief Operating Officer. Mr. A.J. Clegg’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(11)	Consists of 17,500 outstanding shares; 92,682 shares which Mr. Frock has the right to purchase upon the exercise of options exercisable within 60 days after September 29, 2003; and 14,700 shares issuable upon conversion of 50,000 shares of Series A Convertible Preferred Stock. Mr. Frock’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(12)	Consists of 6,561 shares which Mr. Zobel has the right to purchase upon the exercise of options exercisable within 60 days after September 29, 2003; 4,000 outstanding shares held by a closely-held Florida corporation over which Mr. Zobel has sole voting power; and 4,704 shares issuable upon conversion of 16,000 shares of Series A Convertible Preferred Stock held by a family partnership of which Mr. Zobel is a general partner and over which he has sole voting power, and as to which Mr. Zobel disclaims beneficial ownership. Does not include 1,000 outstanding shares held in a custodian account for Mr. Zobel’s children, of which Mr. Zobel’s wife is custodian, as to which Mr. Zobel disclaims beneficial ownership. Mr. Zobel’s address is c/o Gateway Insurance, 2430 W. Oakland Park Boulevard, Ft. Lauderdale, FL 33311.
(13)	Consists of 21,666 shares which Mr. D. Scott Clegg has the right to purchase upon the exercise of options exercisable within 60 days after September 29, 2003. Mr. D. Scott Clegg is the son of A.J. Clegg, the Company’s former Chairman, Chief Executive Officer and Director, and beneficial owner of more than 5% of the Company’s common stock.
(14)	Dr. Fontana’s address is c/o Sylvan Education Solutions, LLC, 1001 Fleet Street, Baltimore, MD 21202.
(15)	Does not include shares owned by KU (see footnote 3), of which Mr. Fink is Vice-Chairman of its member, Knowledge Universe L.L.C. Mr. Fink disclaims beneficial ownership of any shares held by KU. Additionally, does not include shares owned by Mollusk (see footnote 8), of which Mr. Fink is Chief Executive Officer of its member, Lawrence Investments, L.L.C. Mr. Fink disclaims beneficial ownership of any shares held by Mollusk (except of his pecuniary interest therein). Mr. Fink’s address is 1250 Fourth Street, Sixth Floor, Santa Monica, CA 90401.
(16)	Does not include shares owned by KU (see footnote 3), to which Mr. Harch is a financial consultant. Mr. Harch disclaims beneficial ownership of any shares held by KU. Mr. Harch’s address is 1250 Fourth Street, Fifth Floor, Santa Monica, CA 90401.
(17)	Consists of 8,875 outstanding shares; 8,000 shares which Mr. Havens has the right to purchase upon the exercise of options exercisable within 60 days after September 29, 2003; and 3,234 shares issuable upon conversion of 11,000 shares of Series A Convertible Preferred Stock. Also includes 375 outstanding shares held by J.P. Havens TFBO his son and 500 outstanding shares held by J.P. Havens TFBO his daughter over which Mr. Havens has sole voting and dispositive authority and as to which Mr. Havens disclaims beneficial ownership, and 1,176 shares issuable upon conversion of 4,000 shares of Series A Convertible Preferred Stock held by J.P. Havens TFBO his son and 1,470 shares issuable upon conversion of 5,000 shares of Series A Convertible Preferred Stock held by J.P. Havens TFBO his daughter over which Mr. Havens has sole voting and dispositive authority and as to which Mr. Havens disclaims beneficial ownership. Also includes 6,250 outstanding shares held by his wife over which Mr. Havens has sole voting and dispositive authority and as to which Mr. Havens disclaims beneficial ownership.
(18)	Consists of 3,000 outstanding shares held in joint tenancy with his wife; and 7,500 shares which Mr. Monaco has the right to purchase upon the exercise of options exercisable within 60 days after September 29, 2003.
(19)

Does not include shares owned by Allied Capital Corporation (see footnote 5). Mr. Russell disclaims beneficial ownership of any shares held by Allied Capital Corporation, of which Mr. Russell is a Principal. Mr. Russell’s address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N.W., Suite 300, Washington, D.C. 20006.
(20)	Does not include shares owned by Camden II-A (see footnote 4), of which Mr. Warnock is a managing member of the sole general partner, or shares owned by Camden II-B (see footnote 10), of which Mr. Warnock is also a managing member of the sole genral partner. Mr. Warnock disclaims beneficial ownership of any shares held by Camden II-A or Camden II-B. Mr. Warnock’s address is One South Street, Suite 2150, Baltimore, MD 21202.
(21)	Includes information contained in the notes above, as applicable.

Series A Convertible Preferred Stock

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Series A Convertible Preferred Stock as of September 29, 2003 by (1) all beneficial owners of more than 5% of its Series A Convertible Preferred Stock; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of the Company as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner	Beneficial Number of Shares	Ownership Percent of Total (1) (2)
A.J. Clegg (3)	477,500	46.6%
Emanuel Shemin (4)	101,487	9.9
John R. Frock (5)	50,000	4.9
Robert E. Zobel (6)	16,000	1.6
D. Scott Clegg (7)	0	0
Dr. Lynn A. Fontana (8)	0	0
George H. Bernstein	0	0
Steven B. Fink (9)	0	0
Joseph W. Harch (10)	0	0
Peter H. Havens (11)	15,000	1.1
Eugene G. Monaco	0	0
Daniel L. Russell (12)	0	0
David L. Warnock (13)	0	0

All executive officers and directors as a group (14 persons) (14)	15,000	1.1%

(1)	This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.
(2)	Applicable percentages are based on 1,023,694.11 shares outstanding on September 29, 2003, adjusted as required by rules promulgated by the SEC.
(3)	Mr. A.J. Clegg is the father of D. Scott Clegg, the Company’s Vice Chairman, President and Chief Operating Officer. Mr. A.J. Clegg’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(4)	As reflected on the records of the Company’s transfer agent, Mr. Shemin’s address is 800 South Ocean Blvd., LPH4, Boca Raton, FL 33432.

(5)	Mr. Frock’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(6)	Consists of 16,000 shares of Series A Convertible Preferred Stock held by a family partnership of which Mr. Zobel is a general partner and over which he has sole voting power. Mr. Zobel disclaims beneficial ownership of these shares. Mr. Zobel’s address is c/o Gateway Insurance, 2430 W. Oakland Park Boulevard, Ft. Lauderdale, FL 33311.
(7)	Mr. D. Scott Clegg is the son of A.J. Clegg, the Company’s former Chairman, Chief Executive Officer and Director, and beneficial owner of more than 5% of the Company’s Series A Convertible Preferred Stock.
(8)	Dr. Fontana’s address is c/o Sylvan Education Solutions, LLC, 1001 Fleet Street, Baltimore, MD 21202.
(9)	Mr. Fink’s address is 1250 Fourth Street, Sixth Floor, Santa Monica, CA 90401.
(10)	Mr. Harch’s address is 1250 Fourth Street, Fifth Floor, Santa Monica, CA 90401.
(11)	Consists of 11,000 shares of Series A Convertible Preferred Stock, and 4,000 shares of Series A Convertible Preferred Stock held by J.P. Havens TFBO his son and 5,000 shares of Series A Convertible Preferred Stock held by J.P. Havens TFBO his daughter over which Mr. Havens has sole voting and dispositive authority and as to which Mr. Havens disclaims beneficial ownership.
(12)	Mr. Russell’s address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N.W., Suite 300, Washington, D.C. 20006.
(13)	Mr. Warnock’s address is One South Street, Suite 2150, Baltimore, MD 21202.
(14)	Includes information contained in the notes above, as applicable.

Series C Convertible Preferred Stock

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Series C Convertible Preferred Stock as of September 29, 2003 by (1) all beneficial owners of more than 5% of its Series C Convertible Preferred Stock; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of the Company as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner	Beneficial Number of Shares	Ownership Percent of Total (1) (2)
Edison Venture Fund II, L.P. (3)	2,096,714	83.9%
A.J. Clegg (4)	403,226	16.1
John R. Frock (5)	0	0
Robert E. Zobel (6)	0	0
D. Scott Clegg (7)	0	0
Dr. Lynn A. Fontana (8)	0	0
George H. Bernstein	0	0
Steven B. Fink (9)	0	0
Joseph W. Harch (10)	0	0
Peter H. Havens	0	0
Eugene G. Monaco	0	0
Daniel L. Russell (11)	0	0
David L. Warnock (12)	0	0

All executive officers and directors as a group (14 persons)	0	0%

(1)	This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.

(2)	Applicable percentages are based on 2,499,940 shares outstanding on September 29, 2003, adjusted as required by rules promulgated by the SEC.
(3)	Based on Schedule 13G filed with the SEC on February 14, 2003. Edison Venture Fund II, L.P. may be deemed to share voting and dispositive power with Edison Partners II, L.P., its sole general partner. Edison Venture Fund II, L.P. is a private limited partnership engaged primarily in making private placement investments. The address of the principal business office of Edison Venture Fund II, L.P. is 1009 Lenox Drive #4, Lawrenceville, NJ 08648.
(4)	Mr. A.J. Clegg is the father of D. Scott Clegg, the Company’s Vice Chairman, President and Chief Operating Officer. Mr. A.J. Clegg’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(5)	Mr. Frock’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(6)	Mr. Zobel’s address is c/o Gateway Insurance, 2430 W. Oakland Park Boulevard, Ft. Lauderdale, FL 33311.
(7)	Mr. D. Scott Clegg is the son of A.J. Clegg, the Company’s former Chairman, Chief Executive Officer and Director, and beneficial owner of more than 5% of the Company’s Series C Convertible Preferred Stock.
(8)	Dr. Fontana’s address is c/o Sylvan Education Solutions, LLC, 1001 Fleet Street, Baltimore, MD 21202.
(9)	Mr. Fink’s address is 1250 Fourth Street, Sixth Floor, Santa Monica, CA 90401.
(10)	Mr. Harch’s address is 1250 Fourth Street, Fifth Floor, Santa Monica, CA 90401.
(11)	Mr. Russell’s address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N.W., Suite 300, Washington, D.C. 20006.
(12)	Mr. Warnock’s address is One South Street, Suite 2150, Baltimore, MD 21202.

Series D Convertible Preferred Stock

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Series D Convertible Preferred Stock as of September 29, 2003 by (1) all beneficial owners of more than 5% of its Series D Convertible Preferred Stock; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of the Company as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner	Beneficial Number of Shares	Ownership Percent of Total (1) (2)
Allied Capital Corporation (3)	1,063,830	100%
A.J. Clegg (4)	0	0
John R. Frock (5)	0	0
Robert E. Zobel (6)	0	0
D. Scott Clegg (7)	0	0
Dr. Lynn A. Fontana (8)	0	0
George H. Bernstein	0	0
Steven B. Fink (9)	0	0
Joseph W. Harch (10)	0	0
Peter H. Havens	0	0
Eugene G. Monaco	0	0
Daniel L. Russell (11)	0	0
David L. Warnock (12)	0	0

All executive officers and directors as a group (14 persons)	0	0%

(1)	This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.
(2)	Applicable percentages are based on 1,063,830 shares outstanding on September 29, 2003, adjusted as required by rules promulgated by the SEC.
(3)	The address of the principal business office of Allied Capital Corporation is 1919 Pennsylvania Avenue N.W., Suite 300, Washington, D.C. 20006.
(4)	Mr. A.J. Clegg is the father of D. Scott Clegg, the Company’s Vice Chairman, President and Chief Operating Officer. Mr. A.J. Clegg’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(5)	Mr. Frock’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(6)	Mr. Zobel’s address is c/o Gateway Insurance, 2430 W. Oakland Park Boulevard, Ft. Lauderdale, FL 33311.
(7)	Mr. D. Scott Clegg is the son of A.J. Clegg, the Company’s former Chairman, Chief Executive Officer and Director, and beneficial owner of more than 5% of the Company’s common stock.
(8)	Dr. Fontana’s address is c/o Sylvan Education Solutions, LLC, 1001 Fleet Street, Baltimore, MD 21202.
(9)	Mr. Fink’s address is 1250 Fourth Street, Sixth Floor, Santa Monica, CA 90401.
(10)	Mr. Harch’s address is 1250 Fourth Street, Fifth Floor, Santa Monica, CA 90401.
(11)	Does not include shares owned by Allied Capital Corporation, of which Mr. Russell is a Principal. Mr. Russell disclaims beneficial ownership of any shares held by Allied Capital Corporation. Mr. Russell’s address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N. W., Suite 300, Washington, D.C. 20006.
(12)	Mr. Warnock’s address is One South Street, Suite 2150, Baltimore, MD 21202.

Series E Convertible Preferred Stock

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Series E Convertible Preferred Stock as of September 29, 2003 by (1) all beneficial owners of more than 5% of its Series E Convertible Preferred Stock; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of the Company as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner	Beneficial Number of Shares	Ownership Percent of Total (1) (2)
Camden Partners Strategic Fund II-A, L.P. (3)	1,261,114	94.4%
Camden Partners Strategic Fund II-B, L.P. (4)	74,811	5.6
A.J. Clegg (5)	0	0
John R. Frock (6)	0	0
Robert E. Zobel (7)	0	0
D. Scott Clegg (8)	0	0
Dr. Lynn A. Fontana (9)	0	0
George H. Bernstein	0	0
Steven B. Fink (10)	0	0
Joseph W. Harch (11)	0	0
Peter H. Havens	0	0
Eugene G. Monaco	0	0
Daniel L. Russell (12)	0	0
David L. Warnock (13)	0	0

All executive officers and directors as a group (14 persons)	0	0%

(1)	This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.
(2)	Applicable percentages are based on 1,335,925 shares outstanding on September 29, 2003, adjusted as required by rules promulgated by the SEC.
(3)	Based on Schedule 13G filed with the SEC on June 27, 2003, Camden II-A may be deemed to share voting and dispositive power with its sole general partner, Camden Strategic. In addition, each of Messrs. David L. Warnock, Donald W. Hughes, Richard M. Johnston and Richard M. Berkeley may be deemed to be a beneficial owner of these shares, by virtue of being a managing member of Camden Strategic. Does not include shares owned by Camden Partners Strategic Fund II-B (see footnote 4), beneficial ownership of which is disclaimed by Camden II-A. The address of the principal business office of Camden II-A is One South Street, Suite 2150, Baltimore, MD 21202.
(4)	Based on Schedule 13G filed with the SEC on June 27, 2003, Camden II-B may be deemed to share voting and dispositive power with its sole general partner, Camden Strategic. In addition, each of Messrs. David L. Warnock, Donald W. Hughes, Richard M. Johnston and Richard M. Berkeley may be deemed to be a beneficial owner of these shares, by virtue of being a managing member of Camden Strategic. Does not include shares owned by Camden Partners Strategic Fund II-A (see footnote 3), beneficial ownership of which is disclaimed by Camden II-B. The address of the principal business office of Camden II-B is One South Street, Suite 2150, Baltimore, MD 21202.

(5)	Mr. A.J. Clegg is the father of D. Scott Clegg, the Company’s Vice Chairman, President and Chief Operating Officer. Mr. A.J. Clegg’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(6)	Mr. Frock’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(7)	Mr. Zobel’s address is c/o Gateway Insurance, 2430 W. Oakland Park Boulevard, Ft. Lauderdale, FL 33311.
(8)	Mr. D. Scott Clegg is the son of A.J. Clegg, the Company’s former Chairman, Chief Executive Officer and Director, and beneficial owner of more than 5% of the Company’s common stock.
(9)	Dr. Fontana’s address is c/o Sylvan Education Solutions, LLC, 1001 Fleet Street, Baltimore, MD 21202.
(10)	Mr. Fink’s address is 1250 Fourth Street, Sixth Floor, Santa Monica, CA 90401.
(11)	Mr. Harch’s address is 1250 Fourth Street, Fifth Floor, Santa Monica, CA 90401.
(12)	Mr. Russell’s address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N. W., Suite 300, Washington, D.C. 20006.
(13)	Does not include shares of Series E Convertible Preferred Stock owned by Camden II-A or Camden II-B, with respect to each of which Mr. Warnock is a managing member of the sole general partner. Mr. Warnock disclaims beneficial ownership of any shares held by Camden II-A or Camden II-B. Mr. Warnock’s address is One South Street, Suite 2150, Baltimore, MD 21202.

Series F Convertible Preferred Stock

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of September 29, 2003 by (1) all beneficial owners of more than 5% of its Series F Convertible Preferred Stock; (2) each director; (3) each Named Executive Officer; and (4) all executive officers and directors of the Company as a group. The number of shares beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Nobel Learning Communities, Inc., 1615 West Chester Pike, West Chester, PA 19382.

Beneficial Owner	Beneficial Number of Shares	Ownership Percent of Total (1) (2)
Camden Partners Strategic Fund II-A, L.P. (3)	171,265	29.1%
Allied Capital Corporation (4)	150,526	25.6
Blesbok, LLC (5)	137,804	23.4
Mollusk Holdings, L.L.C. (6)	118,481	20.2
Camden Partners Strategic Fund II-B, L.P. (7)	10,160	1.7
A.J. Clegg (8)	0	0
John R. Frock (9)	0	0
Robert E. Zobel (10)	0	0
D. Scott Clegg (11)	0	0
Dr. Lynn A. Fontana (12)	0	0
George H. Bernstein	0	0
Steven B. Fink (13)	0	0
Joseph W. Harch (14)	0	0
Peter H. Havens	0	0
Eugene G. Monaco	0	0
Daniel L. Russell (15)	0	0
David L. Warnock (16)	0	0

All executive officers and directors as a group (14 persons)	0	0%

(1)	This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned except as otherwise indicated in the footnotes to this table.
(2)	Applicable percentages are based on 588,236 shares outstanding on September 29, 2003, adjusted as required by rules promulgated by the SEC.
(3)	Based on Schedule 13G filed with the SEC on June 27, 2003, Camden II-A may be deemed to share voting and dispositive power with its sole general partner, Camden Strategic. In addition, each of Messrs. David L. Warnock, Donald W. Hughes, Richard M. Johnston and Richard M. Berkeley may be deemed to be a beneficial owner of these shares, by virtue of being a managing member of Camden Strategic. Does not include shares owned by Camden Partners Strategic Fund II-B (see footnote 7), beneficial ownership of which is disclaimed by Camden II-A. The address of the principal business office of Camden II-A is One South Street, Suite 2150, Baltimore, MD 21202.
(4)	The address of the principal business office of Allied Capital Corporation is 1919 Pennsylvania Avenue N. W., Suite 300, Washington, D.C. 20006.
(5)	Based on Amendment No. 6 to Schedule 13D filed with the SEC on September 10, 2003, Blesbok L.L.C. (“Blesbok”) may be deemed to share voting and dispositive power with its managing members, Michael R. Milken and Lowell J. Milken. Blesbok is engaged in the business of acquiring interests in and/or operating, other companies and businesses, primarily, but not limited to those engaged in education. Does not include shares owned by Mollusk (see footnote 6), beneficial ownership of which is disclaimed by Blesbok. The address of the principal business office of Blesbok is 1250 Fourth Street, Sixth Floor, Santa Monica, CA 90401.
(6)	Based on Amendment No. 6 to Schedule 13D filed with the SEC on September 10, 2003, Mollusk may be deemed to share voting and dispositive power with its members, Cephalopod Corporation and Lawrence Investments, L.L.C., and Lawrence J. Ellison, who controls and beneficially owns both such members. Does not include shares owned by Blesbok (see footnote 5), beneficial ownership of which is disclaimed by Mollusk. The address of the principal business office of Mollusk is 101 Ygnacio Valley Road, Suite 310, Walnut Creek, CA 94596-4061.
(7)	Based on Schedule 13G filed with the SEC on June 27, 2003, Camden II-B may be deemed to share voting and dispositive power with its sole general partner, Camden Strategic. In addition, each of Messrs. David L. Warnock, Donald W. Hughes, Richard M. Johnston and Richard M. Berkeley may be deemed to be a beneficial owner of these shares, by virtue of being a managing member of Camden Strategic. Does not include shares owned by Camden II-A (see footnote 3), beneficial ownership of which is disclaimed by Camden II-B. The address of the principal business office of Camden II-B is One South Street, Suite 2150, Baltimore, MD 21202.
(8)	Mr. A.J. Clegg is the father of D. Scott Clegg, the Company’s Vice Chairman, President and Chief Operating Officer. Mr. A.J. Clegg’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(9)	Mr. Frock’s address is c/o Tuscan BSI, Inc., 1055 Westlakes Drive, Suite 300, Berwyn, PA 19312.
(10)	Mr. Zobel’s address is c/o Gateway Insurance, 2430 W. Oakland Park Boulevard, Ft. Lauderdale, FL 33311.
(11)	Mr. D. Scott Clegg is the son of A.J. Clegg, the Company’s former Chairman, Chief Executive Officer and Director, and beneficial owner of more than 5% of the Company’s common stock.
(12)	Dr. Fontana’s address is c/o Sylvan Education Solutions, LLC, 1001 Fleet Street, Baltimore, MD 21202.
(13)	Does not include shares owned by Mollusk (see footnote 6), Chief Executive Officer of its member, Lawrence Investments, L.L.C. Mr. Fink disclaims beneficial ownership of any shares held by Mollusk (except to extent of his pecuniary interest). Mr. Fink’s address is 1250 Fourth Street, Sixth Floor Santa Monica, CA 90401.
(14)	Mr. Harch’s address is 1250 Fourth Street, Fifth Floor, Santa Monica, CA 90401.
(15)	Does not include shares owned by Allied Capital Corporation (see footnote 4), of which Mr. Russell is a principal. Mr. Russell disclaims beneficial ownership of any shares held by Allied Capital Corporation. Mr. Russell’s address is c/o Allied Capital Corporation, 1919 Pennsylvania Avenue N.W., Suite 300, Washington, D.C. 20006.
(16)	Does not include shares owned by Camden II-A (see footnote 3) or shares owned by Camden II-B (see footnote 7), with respect to each of which Mr. Warnock is a managing member of the sole general partner. Mr. Warnock disclaims beneficial ownership of any shares held by Camden II-A or Camden II-B. Mr. Warnock’s address is One South Street, Suite 2150, Baltimore, MD 21202.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 1998, the Company issued a $10,000,000 10% senior subordinated note (the “Allied Note”) to Allied Capital Corporation, of which Daniel L. Russell, a director of the Company, is a principal. Payments on the Allied Note are subordinate to the Company’s senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company’s common stock and granted to Allied Capital Corporation certain rights to require the Company to register the resale by the holder of shares of the Company’s common stock issuable upon exercise of the warrants under the Securities Act of 1933.

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

In June 2001, the Company sold a school property in Manalapan, New Jersey, to Mr. A.J. Clegg and his wife, Stephanie Clegg, d/b/a Tiffany Leasing, a Pennsylvania sole proprietorship, in a transaction approved by the Board of Directors. The purchase price for the property was $3,857,000, based on the appraised value of the property as determined by an independent third party appraiser. Simultaneously with the closing of the sale, the Company leased the property back from Tiffany Leasing under a 20-year lease, with an initial annual rent of approximately $450,000 per year. The lease is a triple net lease, pursuant to which the Company is responsible for all costs of the property, including maintenance, taxes and insurance. The Company also has two 5-year options to renew the lease at the end of the original lease term. Apart from increasing the length of the original lease term, the terms and conditions of the purchase and lease are substantially the same as the final terms and conditions previously negotiated by the Company with a disinterested third party which had been interested in buying and leasing the property, but which did not ultimately consummate the transaction for reasons unrelated to the Company or the proposed terms.

On March 12, 2003, KU, Knowledge Universe Learning Group, L.L.C., Knowledge Universe II LLC, Steven B. Fink, Joseph Harch, the Company and A.J. Clegg entered into an Agreement Regarding Board of Directors and Amendment of Rights Agreement (the “Board Agreement”). Pursuant to the Board Agreement, the Company agreed to nominate Steven B. Fink and Joseph Harch, representatives of KU, for election to the Board of Directors of the Company at its Annual Meeting of Stockholders held on April 2, 2003. Also, pursuant to the Board Agreement, the Company amended its Rights Agreement to provide that KU and/or its designees could acquire up to an additional 10% of the Company’s capital stock; provided that on or before May 1, 2003, KU and/or its designees provided a loan to the Company in an aggregate amount not to exceed $5.0 million. Upon execution of the loan, the Company would issue and deliver to KU and/or its designees warrants to purchase 250,000 shares of the Company’s common stock. No such loan was provided by KU and/or its designees on or before May 1, 2003.

On June 17, 2003, the Company issued an aggregate of 1,333,333 shares of its Series E Convertible Preferred Stock, $.001 par value, in exchange for an investment of $6,000,000 pursuant to a Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P., as described under “Market for Registrant’s Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities.”

On September 9, 2003, the Company issued an aggregate of 588,236 shares of its Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000 pursuant to a Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, LLC and Blesbok, LLC, as described under “Market for Registrant’s Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities.” A Special Committee of the Board of Directors, composed entirely of independent and disinterested directors, was formed to examine, evaluate and approve the transaction, with the authority to reject any transaction which it determined that it could not favorably recommend to the Board of Directors. The equity transaction was done on substantially the same terms and conditions previously negotiated by the Company with a disinterested third party which had been interested in investing, but which did not ultimately consummate the transaction due to its perception that the pricing of the preferred stock was too high.

The Company and Mr. Frock were parties to a Noncompete Agreement, dated as of March 11, 1997, which provided that the Company would make a payment to Mr. Frock of $255,000 following his termination for any reason (including, without limitation, resignation) if, within 30 days of his termination date, Mr. Frock delivered a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. On August 28, 2003, Mr. Frock resigned his employment with the Company, and delivered such a letter to the Company. Accordingly, the Company has made the payment to Mr. Frock required under the terms of this agreement.

Upon Mr. A.J. Clegg’s voluntary termination of his employment in July 2003, the Company, Mr. A.J. Clegg and Tuscan Business Solutions, Inc. (an entity owned and controlled by Mr. A.J. Clegg) entered into a consulting agreement, as required by Mr. A.J. Clegg’s Employment and Termination Agreement, pursuant to which Tuscan Business Solutions agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Tuscan Business Solutions will be paid $200,000 per year. In addition, such consulting agreement provides Mr. A.J. Clegg with the health insurance and scholarships described under “Executive Compensation - Other Agreements with Executive Officers.”

Upon Mr. Frock’s voluntary termination of his employment in August 2003, the Company and Mr. Frock entered into a consulting agreement, as required by Mr. Frock’s Employment and Termination Agreement, pursuant to which Mr. Frock agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Mr. Frock will be paid $100,000 per year. In addition, such consulting agreement provides Mr. Frock with the health insurance and scholarships described “Executive Compensation—Other Agreements with Executive Officers.”

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this Report:

Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

(b)	Reports on Form 8-K.

1.	On April 4, 2003, the Registrant filed a Current Report on Form 8-K with respect to changes in the Registrant’s certifying accountant (Items 4 and 7).

2.	On April 7, 2003, the Registrant filed a Current Report on Form 8-K, announcing several changes and performance indications at the Company’s Annual Meeting of Stockholders held on April 2, 2003 (Items 5 and 7).

3.	On May 13, 2003, the Registrant filed a Current Report on Form 8-K, with respect to the Officer Certifications associated with the Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (Items 7 and 9).

4.	On June 19, 2003, the Registrant filed a Current Report on Form 8-K, announcing that Camden Partners LLP invested $6,000,000 into the Company in the form of preferred stock convertible to common stock at $4.50 per share (Items 5 and 7).

(c)	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Socrates Acquisition Corporation and the Registrant, dated as of August 5, 2002. (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2002, and incorporated herein by reference).

3.1	The Registrant’s Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.)

3.2	The Registrant’s Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 7(c) to the Registrant’s Current Report on Form 8-K, filed on June 14, 1993 and incorporated herein by reference.)

3.3	The Registrant’s Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Filed as Exhibit 4(ae) to the Registrant’s Quarterly Report on Form 10-Q with respect to the quarter ended September 30, 1994, and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit A to Exhibit 1.1 to the Registrant’s Registration Statement on Form 8-A, dated May 30, 2000, and incorporated herein by reference.)

3.5	The Registrant’s Amended and Restated By-laws as modified November 15, 2001. (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

3.6	The Registrant’s Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Filed herewith.)

3.7	The Registrant’s Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock. (Filed herewith.)

4.1	Rights Agreement, dated as of May 16, 2000, between the Registrant and Stocktrans, Inc., as Rights Agent, which includes, as Exhibit B, thereto the Form of Rights Certificate. (Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 8-A, dated May 30, 2000, and incorporated herein by reference.)

4.2	Amendment No. 1 to the Rights Agreement of the Registrant, dated as of August 4, 2002, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2002, and incorporated herein by reference.)

4.3	Amendment No. 2 to the Rights Agreement of the Registrant, dated as of August 5, 2002, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2002, and incorporated herein by reference.)

4.4	Amendment No. 3 to the Rights Agreement of the Registrant, dated as of March 12, 2003, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 25, 2003, and incorporated herein by reference.)

4.5	Amendment No. 4 to the Rights Agreement of the Registrant, dated as of June 17, 2003, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed herewith.)

4.6	Amendment No. 5 to the Rights Agreement of the Registrant, dated as of September 9, 2003, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed herewith.)

10.1	Amended and Restated Loan and Security Agreement dated March 9, 1999 between the Registrant and its subsidiaries, as borrowers, and Summit Bank, in its capacity as Agent and the financial institutions listed on Schedule A attached thereto (as such schedule may be amended, modified or replaced from time to time), in their capacity as Lenders. (Certain schedules (and similar attachments) to Exhibit 10.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.)

10.2	First Amendment, dated December 17, 1999, to Amended and Restated Loan and Security Agreement by and among the Registrant and its subsidiaries and Summit Bank, as Agent and Lender. (Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.)

10.3	Second Amendment, dated May 24, 2000, to Amended and Restated Loan and Security Agreement by and among the Registrant and its subsidiaries and Summit Bank, as Agent and Lender. (Filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference.)

10.4	Investment Agreement dated as of June 30, 1998 between the Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.5	Amended and Restated Senior Subordinated Note dated as of May 24, 2001 in the principal amount of $10,000,000 payable to the order of Allied Capital Corporation. (Filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the

Registrant’s total assets. The Registrant agrees to furnish a copy of each of such instruments to the SEC upon request.

10.6	Third Amendment, dated as of May 24, 2001, to Amended and Restated Loan and Security Agreement by and among the Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender. (Filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.7	Fourth Amendment, dated as of July 5, 2001, to Amended and Restated Loan and Security Agreement by and among the Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender. (Filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.8	Fifth Amendment, dated as of May 28, 2003, to Amended and Restated Loan and Security Agreement by and among the Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender. (Filed herewith).

10.9	Sixth Amendment, dated as of September 30, 2003, to Amended and Restated Loan and Security Agreement by and among the Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender. (Filed herewith).

10.10	Amended and Restated Acquisition Credit Facility Note, dated as of May 24, 2001 in the principal amount of $11,250,000 payable to Fleet National Bank, as successor by merger to Summit Bank. (Filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.11	Amended and Restated Term Note, dated as of May 24, 2001 in the principal amount of $11,250,000 payable to Fleet National Bank, as successor by merger to Summit Bank. (Filed as Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.12	1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987, and incorporated herein by reference.)

10.13	1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as Exhibit 19 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 1988, and incorporated herein by reference.)

10.14	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.15	Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.16	Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.17	Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant’s Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994, and incorporated herein by reference.)

10.18	Amendment dated February 23, 1996 to Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

10.19	Second Amendment dated as of June 17, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed herewith.)

10.20	Third Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed herewith.)

10.21	Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4A to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

10.22	Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the common stock of the Registrant. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.23	First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.24	First Amendment dated as of June 17, 2003 to First Amended and Restated Registration Rights Agreement between the Registrant and Allied Capital Corporation. (Filed herewith.)

10.25	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.26	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.27	Employment Agreement dated August 9, 1999 between the Registrant and Lynn Fontana. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.)

10.28	First Amendment dated February 3, 2000 of Employment Agreement dated as of August 9, 1999 between the Registrant and Lynn Fontana. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.)

10.29	Agreement dated as of June 23, 2003 between the Registrant and Lynn Fontana. (Filed herewith.)

10.30	Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.31	Employment and Termination Agreement dated as of August 2001 between A.J. Clegg and the Registrant. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.32	Employment and Termination Agreement dated as of August 2001 between John R. Frock and the Registrant. (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.33	Consultant Agreement dated as of July 11, 2003 among the Registrant, A.J. Clegg and Tuscan Business Solutions, Inc. (Filed herewith.)

10.34	Consultant Agreement dated as of August 29, 2003 between the Registrant and John R. Frock. (Filed herewith.)

10.35	Employment Agreement dated as of March 1, 2002 between the Registrant and Scott Clegg. (Filed as Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, and incorporated herein by reference.)

10.36	Agreement Regarding Board of Directors and Amendment of Rights Agreement dated as of March 12, 2003 among the Registrant, KU Learning, L.L.C., Knowledge Universe Learning Group, L.L.C., Knowledge Universe II LLC, A.J. Clegg, Steven B. Fink and Joseph Harch. (Filed as Amendment No. 4 to Form 13D filed by KU Learning L.L.C. on March 14, 2003, and incorporated herein by reference.)

10.37	Purchase and Sale Agreement dated as of March 21, 2003 between the Registrant and Partnership With Parents, Inc. (Filed herewith.)

10.38	Amendment dated July 9, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed herewith.)

10.39	Amendment dated July 24, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed herewith.)

10.40	Amendment dated August 13, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed herewith.)

10.41	Separation Agreement and General Release dated as of April 28, 2003 between the Registrant and Robert E. Zobel. (Filed herewith.)

10.42	Registration Rights Agreement dated as of May 27, 2003 between the Registrant and Children’s Out-of-School Time, Inc. (Filed herewith.)

10.43	Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed herewith.)

10.44	First Amendment dated as of June 17, 2003 to Series C Convertible Preferred Stock and Common Stock Warrant Purchase Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed herewith.)

10.45	Management Rights Letter of the Registrant dated as of June 17, 2003, issued to Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed herewith.)

10.46	Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed herewith.)

10.47	First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed herewith.)

10.48	Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed herewith.)

10.49	Second Amendment dated as of September 9, 2003 to Series C Convertible Preferred Stock and Common Stock Warrant Purchase Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed herewith.)

10.50	Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed herewith.)

10.51	Employment Agreement dated as of July 24, 2003 between the Registrant and George Bernstein. (Filed herewith.)

16.1	Letter from PricewaterhouseCoopers LLP to the SEC, dated April 1, 2003 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2003, and incorporated herein by reference.)

21	List of subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers L.L.P. (Filed herewith.)

23.2	Consent of BDO Seidman, LLP. (Filed herewith.)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

(d)	Financial Statement Schedules.

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

Date: October 13, 2003	NOBEL LEARNING COMMUNITIES, INC.

	By:	/s/ George H. Bernstein

George H. Bernstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date

/s/ George H. Bernstein George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2003

/s/ Edward H. Chambers Edward H. Chambers	Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2003

/s/ Steven B. Fink Steven B. Fink	Director	October 13, 2003

/s/ Joseph W. Harch Joseph W. Harch	Director	October 13, 2003

/s/ Peter H. Havens Peter H. Havens	Director	October 13, 2003

/s/ Eugene G. Monaco Eugene G. Monaco	Director	October 13, 2003

/s/ Daniel L. Russell Daniel L. Russell	Director	October 13, 2003

/s/ David L. Warnock David L. Warnock	Director	October 13, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

Nobel Learning Communities, Inc.

West Chester, PA

We have audited the accompanying consolidated balance sheet of Nobel Learning Communities, Inc. and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and Subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 26, 2003 except for Note 12,

which is as of September 29, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and

the Board of Directors of

Nobel Learning Communities, Inc.:

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and its subsidiaries at June 30, 2002 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Footnote 1 to the Company’s Consolidated Financial Statements, effective July 1, 2000, the Company changed its method of recognizing revenue.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

September 3, 2002

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2003	June 30, 2002
ASSETS
Cash and cash equivalents	$4,722	$1,787
Accounts receivable, less allowance for doubtful accounts of $803 in 2003 and $468 in 2002	5,111	2,685
Notes receivable	220	251
Refundable income taxes	1,203	—
Deferred tax asset	2,941	—
Prepaid rent	2,455	2,408
Prepaid insurance and other	1,941	2,543
Property and equipment held for sale	8,503	5,605

Total Current Assets	27,096	15,279

Property and equipment, at cost	57,602	60,287
Accumulated depreciation and amortization	(30,147)	(26,303)

Total property and equipment	27,455	33,984

Goodwill	39,965	48,376
Intangible assets, net	197	1,145
Note receivable, net of $1,000 allowance at June 30, 2003	1,500	2,600
Deferred tax asset	863	—
Deposits and other assets	892	1,596

Total Assets	$97,968	$102,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term obligations	$24,860	$4,488
Current portion of swap contract	910	63
Cash overdraft liability	3,429	3,564
Accounts payable and other current liabilities	10,662	7,528
Unearned income	10,330	7,356

Total Current Liabilities	50,191	22,999

Long-term obligations	677	25,411
Long-term subordinated debt	9,928	10,318
Swap contract	—	313
Deferred gain on sale/leaseback	3	28
Deferred taxes	—	1,192
Minority interest in consolidated subsidiary	94	232

Total Liabilities	60,893	60,493

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 5,920,797 in 2003 and 4,587,464 in 2002. $11,524 and $5,524 aggregate liquidation preference at June 30, 2003 and 2002, respectively	6	5
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 6,612,109 in 2003 and 6,554,953 in 2002, outstanding 6,381,599 in 2003 and 6,324,443 in 2002	6	6
Treasury stock, at cost; 230,510 shares in 2003 and 2002	(1,375)	(1,375)
Additional paid-in capital	47,753	41,389
(Accumulated deficit) Retained earnings	(8,778)	2,838
Accumulated other comprehensive loss	(537)	(376)

Total Stockholders’ Equity	37,075	42,487

Total Liabilities and Stockholders’ Equity	$97,968	$102,980

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

	For the year ended June 30,
	2003	2002	2001
Revenues	$149,938	$145,117	$137,168

Operating expenses:
Personnel costs	71,757	67,553	65,589
School operating costs	21,586	21,128	21,043
Insurance, taxes, rent and other	32,921	28,843	25,025
Depreciation and amortization	5,373	4,954	6,162
New school development	247	627	369

Total operating expenses	131,884	123,105	118,188

School operating profit	18,054	22,012	18,980
Goodwill and other intangible impairments	8,715	—	—
Transaction related costs	1,168	—	—
General and administrative expenses	13,885	11,776	11,004

Operating (loss) income	(5,714)	10,236	7,976
Interest expense	3,740	3,637	4,171
Other income	(209)	(160)	(424)
Minority interest in income	20	34	23

(Loss) income from continuing operations before income taxes and change in accounting principle	(9,265)	6,725	4,206
Income tax (benefit) expense	(2,438)	2,674	1,848

(Loss) income from continuing operations before change in accounting principle	(6,827)	4,051	2,358
Loss from discontinued operations, net of income tax benefit of $2,886, $706, $252, respectively	(4,707)	(1,217)	(562)
Cumulative effect of change in accounting principle, net of income tax benefit of $242	—	—	(295)

Net (loss) income	(11,534)	2,834	1,501
Preferred stock dividends	82	82	81

Net (loss) income available to common stockholders	$(11,616)	$2,752	$1,420

Basic (loss) income per share:
(Loss) income from continuing operations before cummulative effect of change in accounting principle	$(1.09)	$0.64	$0.38
(Loss) from discontinued operations	(0.74)	$(0.20)	(0.09)
Cumulative effect of change in accounting principle	—	—	(0.05)

Net (loss) income per share	$(1.83)	$0.44	$0.24

Dilutive (loss) income per share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(1.09)	$0.54	$0.31
(Loss) from discontinued operations	(0.74)	(0.16)	(0.07)
Cumulative effect of change in accounting principle	—	—	(0.04)

Net (loss) income per share	$(1.83)	$0.38	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Years Ended June 30, 2003, 2002 and 2001

(Dollars in thousands)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
June 30, 2000	4,587,464	$5	6,126,168	$6	$(1,375)	$39,256	$(1,334)	$—	$36,558
Net income	—	—	—	—	—	—	1,501	—	1,501
Stock options exercised	—	—	42,262	—	—	217	—	—	217
Common Stock issued related to acquisitions	—	—	44,131	—	—	406	—	—	406
Preferred dividends	—	—	—	—	—	—	(81)	—	(81)

June 30, 2001	4,587,464	5	6,212,561	6	(1,375)	39,879	86	—	38,601
Comprehensive income:
Net income	—	—	—	—	—	—	2,834	—	$2,834
Swap contract, net of tax	—	—	—	—	—	—	—	(376)	(376)

Total comprehensive income									$2,458

Stock options and warrants exercised	—	—	332,392	—	—	1,510	—	—	1,510
Preferred dividends	—	—	—	—	—	—	(82)	—	(82)

June 30, 2002	4,587,464	5	6,544,953	6	(1,375)	41,389	2,838	(376)	42,487
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,534)	—	$(11,534)
Swap contract, net of tax	—	—	—	—	—	—	—	(161)	(161)

Total comprehensive loss									$(11,695)

Issuance of preferred stock	1,333,333	1	—	—	—	5,999	—	—	6,000
Stock issued for buyout of 20% ownership in subsidairy	—	—	57,143	—	—	199	—	—	199
Reclassification of liability and compensation for non-employee stock options	—	—		—	—	140	—	—	140
Stock options exercised	—	—	10,013	—	—	26	—	—	26
Preferred dividends	—	—	—	—	—	—	(82)	—	(82)

June 30, 2003	5,920,797	$6	6,612,109	$6	$(1,375)	$47,753	$(8,778)	$(537)	$37,075

The accompanying notes are an integral part of these consolidated financial statements

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the year ended June 30,
	2003	2002	2001
Cash Flows from Operating Activities:
Net (loss) income	$(11,534)	$2,834	$1,501
Adjustment to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	6,469	6,075	7,061
Fixed asset write-offs	2,993	—	—
Goodwill impairment	9,426	—	—
Reserve for discontinued operations	1,904	—	—
Valuation allowance - note receivable	1,000
Amortization of debt discount	129	129	128
Provision for losses on accounts receivable	481	491	900
Provision for deferred taxes	(4,997)	732	451
Minority interest in income	20	34	23
Other	—	50	273
Changes in Assets and Liabilities
Net of Acquisitions:
Accounts receivable	(3,993)	(363)	(1,569)
Prepaid assets	435	(912)	(1,669)
Other assets and liabilities	756	421	204
Unearned income	2,974	370	725
Accounts payable and accrued expenses	1,744	687	(1,769)

Net Cash Provided by Operating Activities	7,807	10,548	6,259

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,732)	(8,673)	(15,224)
Proceeds from sale of property and equipment	—	657	8,268
Buy out of 20% ownership in subsidiary	(175)	—	—
Payment for acquisitions, net of cash acquired	—	—	(539)
Issuance of notes receivable	(85)	(425)	(2,788)
Repayment of notes receivable	100	1,680	—

Net Cash (Used) in Investing Activities	(4,892)	(6,761)	(10,283)

Cash Flows from Financing Activities:
Proceeds (payments) on revolving lines of credit	(2,084)	2,962	16,498
Repayment of long term debt	(2,143)	(2,143)	(13,864)
Repayment of subordinated debt	(1,399)	(3,865)	(2,319)
Proceeds from the issuance of preferred stock	6,000
Cash overdraft	(135)	(1,864)	1,660
Debt issuance cost	—	—	(490)
Proceeds from capital lease	144	311	—
Repayment of capital lease obligations	(148)	(150)	(74)
Dividends paid to preferred stockholders	(82)	(82)	(81)
Cash distribution of minority interest	(159)
Proceeds from exercise of stock options and warrants	26	1,510	217

Net Cash Provided by (Used in) Financing Activities	20	(3,321)	1,547

Net increase (decrease) in cash and cash equivalents	2,935	466	(2,477)
Cash and cash equivalents at beginning of year	1,787	1,321	3,798

Cash and cash equivalents at end of year	$4,722	$1,787	$1,321

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the year ended June 30,
	2003	2002	2001
Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$4,071	$3,351	$4,302
Income taxes	$708	$1,175	$1,431
Property and equipment acquired by capital lease	$892	$—	$—
Stock issued for 20% buy out of subsidiary recorded as goodwill	$199	$—	$—

Acquisitions
Fair value of tangible assets acquired	$—	$—	$173
Goodwill and intangibles	—	—	809

Liabilities assumed	—	—	(38)
Notes issued	—	—	—
Common shares issued	—	—	(405)

Total cash paid for acquisitions	$—	$—	$539

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company”) was organized in 1984 as The Rocking Horse Childcare Centers of America, Inc. In 1985, The Rocking Horse Childcare Centers of America, Inc. merged into a publicly-traded entity that had been incorporated in 1983. The Company operates private schools, schools for the learning challenged, specialty high schools and provides management services for charter schools, and has locations in California, Florida, Georgia, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington.

Principles of Consolidation and Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Recognition of Revenues:

Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenues meet the criteria of the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

Cash and Cash Equivalents:

The Company considers cash on hand, cash in banks, and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes this risk by maintaining deposits in high quality financial institutions.

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

The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each parent\guardian’s financial condition. The Company also has investments in other entities. The collectability of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

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

Long-Lived and Intangible Assets:

During the first quarter of Fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the requirements of SFAS No. 144, the Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

In Fiscal 2003, the Company incurred impairment charges, exclusive of goodwill, of $2,907,000 included in discontinued operations and $1,015,000 included in continuing operations. See footnote 4 for further discussion of impairment charges during Fiscal 2003.

Income Taxes:

The Company accounts for income taxes using the asset and liability method, in accordance with SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized as income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

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

Stock Compensation

The Company accounts for options under the recognition and measurement principles of Account Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123”. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 148, the Company’s net (loss) income and net (loss) income per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

	For the Year ended June 30,
	2003	2002	2001
Net (loss) income - As reported	$(11,534)	$2,834	$1,501
Add: stock based compensation included in net (loss) income as reported	—	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(155)	(402)	(604)

Pro Forma net (loss) income	$(11,689)	$2,432	$897

Basic (loss) earning per share - as reported	$(1.83)	$0.44	$0.24
Basic (loss) earnings per share - pro forma	$(1.85)	$0.38	$0.15
Diluted (loss) earning per share - as reported	$(1.83)	$0.38	$0.20
Diluted (loss) earnings per share - pro forma	$(1.85)	$0.32	$0.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2003	2002	2001
Expected dividend yield	n/a	0.00%	0.00%
Expected stock price volatility	n/a	36.07%	44.24%
Risk-free interest rate	n/a	4.44%	5.77%
Expected life of options	n/a	3 years	3 years

No options were granted during Fiscal 2003.

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

Risk and Uncertainties:

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company’s business strategy with respect to expansion into new and existing markets, the Company’s debt and related financial covenants, difficulties in managing the Company’s growth including attracting and retaining qualified personnel and additional enrollments, impairment, if any, of goodwill, increased competition, changes in government policy and regulation and the ability to obtain additional bank financing or capital required to implement fully the Company’s business plan.

Negative developments in these areas could have a material effect on the Company’s business, financial condition and results of operations.

Accounting for Derivatives:

During Fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments, Certain Hedging Activities,” an amendment of FASB Standard No. 133, establishes accounting and reporting standards requiring that every derivative instrument, such as interest rate swap agreements, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company records its derivatives at fair value within the consolidated balance sheet and the changes in fair value of the derivatives are either reported in earnings or are reported in other comprehensive loss in stockholder’s equity. The fair value represents the estimated amount the Company would receive or pay to terminate their interest rate swap agreements taking into consideration current interest rates (see Note 12). Derivatives are limited in use and are not entered into for speculative purposes.

New Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”). SFAS 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS 149 do not affect the Company’s current accounting for derivative instruments or hedging activities; therefore, it has no effect on the Company’s financial condition or results of operations.

In January 2003 the FASB issued Financial Interpretation No. (“ FIN”) 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parities. The interpretation applies in the first year or interim period beginning after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Currently the Company does not have any variable rate interest in entities. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, FASB 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock based compensation and therefore the new rule will have no affect on the Company’s financial condition or results of operations. The Company has adopted the new standard related to disclose in the interim period beginning January 1, 2003.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee of indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31,2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002.

On July 30, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FASB 146”). FASB 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The impact of the adoption of FASB 146 in Fiscal 2003 was $1,363,000 related to future lease commitments for schools closed in the fiscal year and is reflected in loss from discontinued operations. (see Note 4)

Reclassifications:

Certain prior year amounts for the fiscal years ended June 30, 2002 and 2001 have been reclassified to conform to the presentation adopted in Fiscal 2003.

2. Merger Agreement

On August 5, 2002, the Company entered into an Agreement and Plan of Merger with Socrates Acquisition Corporation (“Socrates”), a corporation formed by Gryphon Partners II, L.P. and Cadigan Investment Partners, Inc. That agreement (as amended by a First Amendment thereto, dated as of October 2, 2002, the “Merger Agreement”) contemplated that Socrates would be merged into the Company, with the Company as the surviving corporation.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board comprised of three disinterested directors (the “Special Committee”), approved the Merger Agreement and the proposed merger. In reaching its decision, the Special Committee and the Board received a fairness opinion from the Company’s financial advisor, Legg Mason Wood Walker, Incorporated.

As part of the negotiation and execution of the Merger Agreement, the stockholder rights plan previously adopted by the Company in May, 2000 was amended, by Amendment No. 1 on August 4, 2003 (so that the dilutive effect of the rights was not triggered by the announcement of a public bid), and by Amendment No.2 on August 5, 2002 (so that the dilutive effect of the rights would not be triggered by the consummation of the proposed merger).

Under the Merger Agreement, Socrates’ obligation to consummate the proposed merger was subject to its ability to obtain financing, and at the time the Merger Agreement was signed, Socrates had received signed commitment letters providing for the necessary debt and equity financing, subject to certain conditions. However, Socrates did not receive the financing necessary to consummate the proposed merger. Accordingly, the Company terminated the Merger Agreement, in accordance with its terms, on February 3, 2003.

During Fiscal 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses incurred in connection with the Merger Agreement.

On August 7, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff in that action sought to represent a putative class consisting of the public stockholders of the Company. Named as defendants in the complaint were the Company, members of the Company’s Board of Directors and one former member of the Company’s Board of Directors. The plaintiff alleged, among other things, that the proposed merger between the Company and Socrates was unfair and that the Company’s directors breached their fiduciary duties by failing to disclose fully material non-public information related to the value of the Company and by engaging in self-dealing. The complaint sought an injunction, damages and other relief. A stipulation and dismissal of that case was ordered by the court on February 27, 2003 due to the fact that the proposed merger had been terminated.

3. Earnings (Loss) Per Share:

Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company sustained a loss for Fiscal 2003. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at June 30, 2003 were not included in the computation of diluted earnings per share for the year then ended as they were antidilutive. (Loss) earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

	Year ending June 30,
	2003	2002	2001
Basic (loss) income per share:
Net (loss) income	$(11,534)	$2,834	$1,501
Less preferred dividends	82	82	81

Net income available for common stock	$(11,616)	$2,752	$1,420

Average common stock outstanding	6,336,284	6,197,936	5,980,986

Basic (loss) income per share	$(1.83)	$0.44	$0.24

Diluted (loss) income per share:
Net (loss) income available for common stock and dilutive securities	$(11,616)	$2,834	$1,501
Average common stock outstanding	6,336,284	6,197,936	5,980,986
Options, warrants and convertible preferred stock	—	1,276,767	1,535,014

Average common stock and dilutive securities outstanding	6,336,284	7,474,703	7,516,000

Dilutive (loss) income per share	$(1.83)	$0.38	$0.20

4. Discontinued Operations

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of business. SFAS 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions.

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sub-lease agreement for the remaining term of that lease in excess of the future lease payment obligations.

In May, 2003, the Company subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which the Company had previously operated its Fletcher Heights Charter Elementary School. In the second quarter of Fiscal 2003, the Company entered into an agreement to sell its Desert Heights Charter Elementary School and reduced the carrying value of that property to its net realizable value of $3,850,000. The Company recorded a charge of $2,297,000 for the write-down of this asset to its net realizable value. In August, 2003, the Company sold to Partnership

With Parents, Inc. (an Arizona non-profit corporation) the premises at which the Company had previously owned and operated its Desert Heights Charter Elementary School for $3,934,000. As a result of these two transactions in 2003, the Company exited both the Arizona market and its direct ownership of charter schools.

In the fourth quarter of Fiscal 2003, the Company created a plan to develop exit strategies for schools identified as under-performing and/or which do not fit well with the Company’s business or geographic strategies. The plan includes 10 schools (two of which are owned and the rest leased) and one undeveloped school location. The Company is actively seeking buyers for these schools and will continue to operate these schools until disposal or the expiration of their lease terms. As part of this plan, in June 2003, the Company closed an elementary school located in Wilmington, North Carolina and in August 2003, the Company closed a preschool located in Cary, North Carolina.

All of these schools meet the criteria of discontinued operations in SFAS 144. The operating results for these schools are classified as discontinued operations in the statements of operations for all periods presented, net of tax. A summary of discontinued operations is as follows (dollars in thousands):

	For the Fiscal Year Ended
	2003	2002	2001
Revenues	$11,666	11,162	10,784
Operating expenses	13,646	13,085	11,598

Operating loss	(1,980)	(1,923)	(814)
Goodwill impairment	(710)	—	—
Write down of property and equipment	(2,907)	—	—
Reserve for closed schools	(1,996)	—	—

Loss from discontinued operations before income tax benefit	(7,593)	(1,923)	(814)
Income tax benefit	(2,886)	(706)	(252)

Loss from discontinued operations	$(4,707)	$(1,217)	$(562)

Assets related to discontinued operations aggregate to $10,626,000 of which $8,503,000 are in assets held for sale (Note 10) and the balance is primarily in receivables and prepaid assets. Reserve for closed schools includes the discounted present values of future rent payments, net of sublease payments, and expected losses from the sale of undeveloped school property.

5. Acquisitions:

Fiscal 2003 Acquisition

On May 27, 2003, the Company issued 57,143 shares of its common stock and paid $175,000 in cash for a total consideration of $375,000, in connection with the acquisition of the remaining 20% of The Activities Club, Inc. not already owned by the Company, and the settlement of related litigation involving Children’s Out-of-School Time, Inc., Joan Bergstrom, William D. Putt, Craig Bergstrom, the Company and The Activities Club, Inc.

In Fiscal 2003, the Company recorded a goodwill impairment charge of $1,015,000 related to its investment in The Activities Club which includes the purchase of the 20% ownership noted above. This impairment charge was to reduce the carrying value of the asset to its fair value in accordance with SFAS 144. This impairment charge is included in Goodwill and intangible impairment.

Fiscal 2001 Acquisition

In August 2000, the Company acquired the assets of Rainbow World Day Care School in Chalfont, Pennsylvania, with a capacity of 180 students and estimated revenues of $845,000. The purchase price consisted of $493,000 in cash and an aggregate of 44,131 shares of the Company’s Common Stock (valued at $9.20 per share). This acquisition was accounted for using the purchase accounting method and the results of operations are included in the Company’s consolidated statements of operations from the date of acquisition.

Unaudited Pro Forma Information:

The operating results of the acquisition are included in the Company’s consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisition (which closed during Fiscal 2001) occurred at the beginning of Fiscal 2001. The results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of Fiscal 2001, or of the results which may occur in the future. Further, the information gathered from some acquired companies are estimates since some acquirees did not maintain information on a period comparable with the Company’s fiscal year-end (dollars in thousands).

Year ended June 30, 2001
Revenues	$137,331
Net income from continuing operations before change in accounting principle	$2,370
Earnings per share:
Basic	$0.38
Diluted	$0.31

6. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $2,239,000 and $572,000 at June 30, 2003 and 2002, respectively. The Company’s funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

7. Property and Equipment:

The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows (dollars in thousands):

	June 30, 2003	June 30, 2002
Land	$1,334	$2,831
Buildings	4,918	6,128
Assets under capital lease obligations	1,975	1,224
Leasehold improvements	21,568	20,644
Furniture and equipment	27,713	29,452
Construction in progress	94	8

	57,602	60,287
Accumulated depreciation and amortization	(30,147)	(26,303)

	$27,455	$33,984

Depreciation and amortization expense from continuing operations was $5,492,000, $4,867,000, and $4,602,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Amortization of capital leases included in depreciation expense amounted to $529,000, $183,000, and $15,000 for the fiscal years ended June 30, 2003 ,2002 and 2001, respectively. Accumulated amortization of capital leases amounted to $1,224,000 and $695,000 at June 30, 2003 and June 30, 2002, respectively.

8. Goodwill:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. As a result, the Company ceased amortization of goodwill as of July 1, 2001, the effect of which was a reduction of $1,677,000 of amortization expense for the year ended June 30, 2002.

The impact on Fiscal 2001 financial results, as if FAS 142 had been in effect is as follows (dollars in thousands):

	Year ending June 30,
	2001 As reported	2001 Pro forma
Income from continuing operations before income taxes and change in accounting principle	$4,206	$4,206
Goodwill amortization	—	1,480

Adjusted income from continuing operations before income taxes and change in accounting principle	4,206	5,686
Income tax expense	1,848	2,331

Income from continuing operations before change in accounting principle	$2,358	$3,355

Continuing operations:
Basic earnings per share	$0.38	$0.55

Diluted earnings per share	$0.31	$0.45

The net carrying value of the Company’s goodwill was $48,376,000 as of July 1, 2002. Due to the termination of the Merger Agreement and the decline in the price of the Company’s common stock, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. The Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential level one impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s 10 reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). The results of the Company’s level one test were reviewed by an independent consultant. Based on the independent consultant’s valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000, which is recorded as a component of income from operations.

During the fourth quarter of Fiscal 2003, the Company performed its annual impairment test as required by SFAS 142. The Company estimated fair values as of June 30, 2003 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 indicated that three of the Company’s 10 reporting units were impaired (North Carolina, Florida and Nevada) as a result of deteriorating operating performance since December 2002. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these three reporting units of $5,500,000, which is recorded as a component of income from operations.

In addition, goodwill was impaired resulting in a charge of $711,000 in connection with the Company’s plan to sell or close schools identified as under-performing and/or which do not fit well with the Company’s business or geographic strategies. This impairment is included in loss from discontinued operations.

9. Intangible Assets, net:

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 – 20 years.

At June 30, 2003 and 2002 the Company’s intangibles assets were as follows (dollars in thousands):

	June 2003	June 2002
Non-compete	$2,493	$2,493
Other	1,276	901

	3,769	3,394
Accumulated amortization	(3,572)	(2,249)

	$197	$1,145

In Fiscal 2003, the Company recorded an impairment charge of $1,015,000 related to the intangible assets of The Activities Club. This impairment charge was to record the asset to its fair value in accordance with SFAS 144. This impairment charge is included in Goodwill and intangible impairment.

Amortization expense for intangible assets was $309,000, $491,000 and $454,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. At June 30, 2003, remaining amortization of intangible assets will be as follows: $65,000 in 2004, $42,000 in 2005, $17,000 in 2006, $15,000 in 2007 and $57,000 in 2008 and thereafter.

10. Property and Equipment Held for Sale:

The amounts reflected in the table below include certain properties and equipment held for sale. The balances of property and equipment held for sale were as follows (dollars in thousands):

	June 30, 2003	June 30, 2002
Land	$3,143	$1,645
Buildings	3,342	3,960
Leasehold improvements	1,152	—
Furniture and equipment	866	—

	$8,503	$5,605

Property and equipment held for sale was recorded at lower of cost or market or net realizable value. Determinations for market price were based on appraisals for owned schools and management’s best estimate of the value of property and equipment in its leased schools.

In the second quarter of Fiscal 2003, the Company entered into an agreement to sell its Desert Heights Charter Elementary School and reduced the carrying value of the property to its net realizable value of $3,850,000. The Company recorded a charge of $2,297,000 for the write-down of this asset to its net realizable value. In August, 2003, the Company sold to Partnership With Parents, Inc. (an Arizona non-profit corporation) the premises at which the Company had previously owned and operated its Desert Heights Charter Elementary School for $3,934,000.

11. Long Term Note Receivable:

The Company has a $2,500,000 note receivable pursuant to of a Credit Agreement with Total Education Solutions (“TES”). The note receivable is due May 2005 and $2,250,000 of the note receivable is convertible into 30% ownership of TES. In connection with the note receivable, the Company also has warrants to purchase an additional 10% of TES common stock at $100 per share, provided that $3,500,000 of senior secured financing has been made available to TES on competitive terms. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). Prior to the financing provided from the Company in May 2000, TES was marginally profitable as it provided its services to schools in a small regional area of Southern California and Michigan. The proceeds received by TES have been used for the expansion of its product throughout California and its planned entry into other states. Although TES’s revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

As part of the evaluation of the carrying value of TES, a number of positive and negative factors affecting TES were considered including:

•	Operating results and outlook for TES
•	Projected capital requirements for TES
•	Expected future cash flows
•	Current conditions and trends in the industry
•	Other industry comparables; and
•	The Company’s plans and ability to hold this investment.

As a result of this evaluation, the Company recorded a valuation allowance of $1,000,000 in the fourth quarter of Fiscal 2003 to reflect the current net realizable value of the Company’s note receivable with TES.

12. Debt:

Debt consisted of the following (dollars in thousands):

	June 30, 2003	June 30, 2002
Long Term Obligations:
Revolving and term credit facility	$23,990	$28,217
Capitalized lease obligations	906	162
Other	153	272

	25,049	28,651
Less current portion	(24,372)	(3,240)

	$677	$25,411

Long Term Subordinated Debt:
Senior subordinated note due 2007, interest at 12%, payable quarterly. Net of original issued discount of $257,000 at June 30, 2003	$9,743	$9,614
Subordinated debt agreements, due in varying installments over one to three years with fixed interest rates varying from 7% to 8%	673	1,952

	10,416	11,566
Less current portion	(488)	(1,248)

	$9,928	$10,318

Credit Facility.

Since 1999, the Company amended its credit facility agreement six times. In May 2001, the Company entered into the Third Amendment to the Amended and Restated Loan and Security Agreement, which increased the Company’s borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility and (3) $15,000,000 Term Loan. The Term Loan Facility will mature on April 1, 2006 and provides for $2,143,000 annual interim amortization with the balance paid at maturity. Under the Acquisition Credit Facility, no principal payments were required until July 2003. At that time, the outstanding principal under the Acquisition Credit Facility converted into a term loan. The Working Capital Credit Facility was scheduled to terminate on April 1, 2004. The Company’s obligations under the credit facilities are guaranteed by subsidiaries of the Company and collateralized by a pledge of stock of the Company’s subsidiaries and schools owned by the Company.

The Company terminated the Merger Agreement with Socrates on February 3, 2003. For the nine months ended on March 31, 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses associated with the Merger Agreement and the proposed merger. These charges, coupled with the overall impact of general economic conditions on the Company’s revenues, placed the Company in noncompliance with certain of its senior debt facility financial covenants as of the quarters ended December 31, 2002 and March 31, 2003.

On May 28, 2003, the Company entered into its fifth amendment to the Amended and Restated Loan and Security Agreement. This amendment waved the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, reset future required financial covenant ratios, changed the maturity of the Acquisition Credit Facility to December 31, 2003, increased the interest rate spread over the prime rate, required a capital infusion of at least $5,000,000 by June 30, 2003, required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the Acquisition Credit Facility by August 30, 2003, and a placed a limitation on capital expenditures.

On June 17, 2003 the Company completed a private placement of an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Preferred Stock is convertible into Common Stock at a conversion rate of one share of Common Stock for each Series E Convertible Preferred Stock. The proceeds from the issuance of the Series E Convertible Preferred Stock were used to pay down the Company’s Working Capital Line of Credit by $4,543,000 with the remainder being available for working capital purposes.

On August 28, 2003, the Company completed the sale of an owned school located in the greater Phoenix, Arizona area and received net proceeds of $3,934,000. On September 2, 2003, the Company used the proceeds for the sale of the Arizona property to make the required $4,000,000 payment against the Acquisition Credit Facility.

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement. This amendment modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with our Fiscal 2003 results to be excluded from EBITDA, make a $1,000,000 pay down on the Acquisition Credit Facility, reduced the Working Capital Line of Credit from $10,000,000 to $5,000,000, required the Company to have a commitment by October 31, 2003 for refinancing of the existing senior credit facility and required that all debt be paid-off by December 31, 2003.

Due to significant modifications of the terms in the Amended and Restated Loan and Security Agreement in the fifth and sixth amendments, the modifications were accounted for as a refinancing. As a result, deferred debt fees related to the Amended and Restated Loan and Security Agreement of $356,000 were written off during the fourth quarter of Fiscal 2003.

The Company is actively seeking lenders to refinance the senior credit facility and intends to engage an investment banking firm to assist with obtaining the best available terms for such refinancing. However, the Company is confident that a refinancing of its senior credit facility will occur by December 31, 2003. This belief is supported by a commitment from an investor to refinance the amounts outstanding under the senior credit facility, which amounts will come due on December 31, 2003.

As a result of these events and schedule payments, the total amount outstanding under the Company’s senior credit facility was $18,624,000 at September 29, 2003 as compared to $23,990,000 at June 30, 2003 is shown below (dollars in thousands)

	September 29, 2003	June 30, 2003
Term Loan Facility	$10,178	$10,714
Acquisition Credit Facility	8,446	13,276
Working Capital Credit Facility	—	—

	$18,624	$23,990

As a result of the sixth amendment to the Amended and Restated Loan and Security Agreement and the required refinancing by December 31, 2003 all amounts outstanding are classified as current.

Interest rates on the credit facilities, as amended on May 28, 2003 are as follows:

Term Loan	Fixed LIBOR of 5.48% plus a debt to EBITDA dependent rate ranging from 2.75% to 1.50%
Acquisition Credit Facility	Prime rate plus 2%
Working Capital Facility	Prime rate plus a debt to EBITDA dependent rate ranging from 2.00% to .25%

The interest rate at June 30, 2003 for the Working Capital Credit Facility was 5.5%, which was prime plus 0.75%. Interest rate on the $13,276,000 outstanding on the Acquisition Credit Facility was 6.0%, which was prime plus 2.0%. The interest rate on the Term Loan was 7.98%, which was a fixed Libor of 5.48% (see interest rate swap agreement below) plus 2.5%.

The Company also pays a commitment fee on the Working Capital and Acquisition Facility calculated at a rate, which may be adjusted quarterly in increments based on a debt to EBITDA -dependent ratio, ranging from 0.25% to 0.50% per year on the undrawn portion of the commitments under the credit facilities. At June 30, 2003, the commitment fee rate was 0.375%. This fee is payable quarterly in arrears. The Company is limited to a maximum of $1,00,000 of letters of credit commitments. Outstanding letter credit commitments reduce the amount available under the Company’s Working Capital Facilty.

In addition, the Company pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the revolving credit facility bearing interest based on adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 1.50% to 2.75%. At June 30, 2001, the letter of credit fee rate was 2.50%, which included the fronting fee. These fees are payable quarterly in arrears. In addition, the Company will pay customary transaction charges in connection with any letter of credit. At June 30, 2003, the Company had $676,000 committed under outstanding letters of credit. The Amended and Restated Loan and Security Agreement limits the maximum amount of letters of credit that the Company may issue to $1,000,000. Amounts outstanding under letters of credit reduce amounts available under the Working Capital Credit Facility.

The credit facilities contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures. In addition, the credit facilities provide that the Company must meet or exceed defined interest coverage ratios and must not exceed leverage ratios.

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on the $15,000,000 Term Loan Facility.

The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At June 30, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $10,714,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at June 30, 2003 was a liability of $910,000 and is included as a component of Accumulated Other Comprehensive Loss. As a result of the Term Loan Facility becoming due December 31, 2003 as a recent amendment to the Amended and Restated Loan and Security Agreement, all of the interest rate swap liability is classified as a current liability.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. In May, 2001, the Company amended its $10,000,000 senior subordinated note. The amendment modified the principal repayments from two installments of $5,000,000 in 2004 and 2005 to two installments of $5,000,000 in 2006 and 2007. In addition, the interest rate on the note increased from 10% at June 30, 2001 to 12% at October 1, 2001. Payments on the note are subordinate to the Company’s senior bank debt. In connection with the financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company’s common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000 based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price on that date. The Company recorded a debt discount and allocated $899,000 of the proceeds of the transaction to the value of the warrants. This debt discount is being amortized to interest expense over the term of the note.

Maturities of long-term obligations are as follows:

Fiscal Year
2004	$24,860
2005	235
2006	5,360
2007	5,010

13. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows

(dollars in thousands):

	June 30, 2003	June 30, 2002
Accounts payable	$2,046	$2,349
Accrued payroll and related items	2,137	1,805
Accrued for discontinued schools	1,904	—
Accrued rent	403	424
Accrued taxes	225	282
Other accrued expenses	3,947	2,668

	$10,662	$7,528

14. Cash Overdraft Liability:

Cash overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without bank finance charges, as soon as they are presented.

15. Lease Obligations:

Future minimum rentals, for the real properties utilized by the Company and its subsidiaries, by year and in the aggregate, under the Company’s capital leases and noncancellable operating leases, excluding leases assigned, consisted of the following at June 30, 2003 (dollars in thousands):

Operating Leases
2004	$26,126
2005	25,151
2006	24,168
2007	22,616
2008	21,159
2009 and thereafter	108,267

Total minimum lease obligations	$227,487

Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases was $27,068,000, $23,929,000, and $21,469,000, for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs.

The Company’s tenancy under 17 leases have been assigned or sublet to third parties. If such parties default, the Company is contingently liable. Contingent future rental payments under the assigned leases are as follows (dollars in thousands):

2004	$1,359
2005	1,306
2006	1,064
2007	777
2008	732
2009 and thereafter	1,327

16. Stockholders’ Equity:

Preferred Stock:

A summary of the Company’s convertible preferred stock is as follows:

	Issued	Outstanding
Series A	1,023,694	1,023,694
Series C	2,499,940	2,499,940
Series D	1,063,830	1,063,830
Series E	1,333,333	1,333,333

Subtotal at June 30, 2003	5,920,797	5,920,797
Series F	588,236	588,236

Total	6,509,033	6,509,033

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000. The Series F Convertible Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of one share of Common Stock for each share of Series F Convertible Preferred Stock. Holders of Series F Convertible Preferred Stock are entitled to dividends, which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series F Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. In addition, if during the 12 month period ending June 2004, the Company’s EBITDA is less than $12,000,000, the dividend rate would increase to 8% until the Company achieves an EBITDA of at least $14,000,000. The dividends will be paid in kind with additional shares of Series F Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the Common Stock. Upon liquidation, the holders of Series F Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the Common Stock, the Series F Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series F Purchase Price, or the amount such holders would have received if all shares of Series F Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation. Each outstanding share of Series F Convertible Preferred Stock shall be entitled to .9623 of a vote, subject to adjustment. The proceeds from the issuance of the Series F Convertible Preferred Stock will be used for the repayment of debt, to meet certain bank covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes.

On June 17, 2003, the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Convertible Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of one share of Common Stock for each share of Series E Convertible Preferred Stock. Holders of Series E Convertible Preferred Stock are entitled to dividends which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series E Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. The dividends will be paid in kind with additional shares of Series E Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the Common Stock. Upon liquidation, the holders of Series E Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the Common Stock, the Series E Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series E Purchase Price, or the amount such holders would have received if all shares of Series E Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation.

In 1995, the Company issued 1,063,830 shares of the Company’s Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series D Convertible Preferred Stock. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s Common Stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock,

$1.88 per share plus any unpaid dividends. At June 30, 2003 and 2002, 1,063,830 shares of Series D Convertible Preferred Stock were outstanding.

On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants for an aggregate purchase price of $2,500,000. The Series C Convertible Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of 1/4 share of Common Stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company’s Common Stock. Upon liquidation, the holders of shares of Series C Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon Common Stock, $1.00 per share plus any unpaid dividends. At June 30, 2003 and 2002, 2,499,940 shares of Series C Convertible Preferred Stock were outstanding.

The Series 1 Warrants were exercisable at $4.00 per share, subject to adjustment, with an expiration date of August 19, 2001. On August 19, 2001, the holders of 125,000 Series 1 Warrants issued in connection with the Series C Convertible Preferred Stock exercised their warrants at $4.00 per share. The Series 2 Warrants have terminated pursuant to their terms.

In 1993, the Company issued 2,484,320 shares of Company’s Series A Convertible Preferred Stock for a purchase price of $1.00 per share. The Series A Convertible Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of .2940 shares of Common Stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Series A Convertible Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any Common Stock, $1.00 per share plus all accrued and unpaid dividends. Shares outstanding at June 30, 2003 and 2002 were 1,023,694. Each share of Series A Convertible Preferred Stock entitles the holder to an $.08 per share annual dividend.

Each share of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock entitles the holder to a number of votes equal to the number of full shares of Common Stock into which such share is convertible. Except as otherwise required by law, holders of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock vote together with the Common Stock, and not as a separate class, in the election of directors and on each other matter submitted to a vote of the stockholders.

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

The Rights will not be exercisable unless a person or group acquires, or announces the intent to acquire beneficial ownership under certain circumstances. The Rights are redeemable for $.001 per Right at the option of the Board of Directors at any time prior to the close of business on the tenth business day after the announcement of a stock acquisition event. If not redeemed, the Rights will expire on May 31, 2010. Prior to the date upon which the rights would become exercisable under the Plan, the Company’s outstanding stock certificates will represent both the shares of Common Stock and the Rights, and the Rights will trade only with the shares of Common Stock.

The Rights are designed to provide the Board of Directors sufficient time to evaluate proposed change-in-control transactions by encouraging potential acquirers to negotiate with the Board of Directors before attempting a tender offer for the Company. The Rights are not intended to prevent transactions on terms that are fair to the Company’s stockholders nor to deter any potential acquirer who is willing to complete a transaction on such terms.

The Stockholder Rights Plan was amended on August 4, 2002, and August 5, 2002, by Amendments No. 1 and 2, respectively, in connection with the Merger Agreement, on June 17, 2003 in connection with the issuance of the Series E Convertible Preferred Stock and September 9, 2003 in connection with the Series F Convertible Preferred Stock.

Common Stock Warrants:

In connection with a $10,000,000 senior subordinated note issued to Allied Capital Corporation in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company’s common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000, based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price.

In connection with a debt refinancing in August, 1995, the Company issued to Allied Capital Corporation warrants to acquire an aggregate of 309,042 shares of the Company’s Common Stock at $7.52 per share. These warrants expired on August 2003.

Activity with respect to the Company’s Common stock warrants was as follows:

	Number	Range			Weighted Average Price
		(in dollars)
Balance June 30, 2000	965,267	4.00	to	7.52	$6.78
Granted	—
Exercised	—

Balance June 30, 2001	965,267	4.00	to	7.52	6.78
Granted	—
Exercised	(125,000)	4.00	to	4.00	4.00

Balance June 30, 2002	840,267	7.00	to	7.52	7.19
Granted	—
Exercised	—

Balance June 30, 2003	840,267	7.00		7.52	7.19

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. At June 30, 2002 and 2001, 92,000 options had been granted under this plan. At June 30, 2003, 2002 and 2001, $55,000, $55,000 and $30,000, respectively, in compensation expense had been recorded in additional paid in capital.

1995 Stock Incentive Plan:

On September 22, 1995, the stockholders approved the 1995 Stock Incentive Plan. On November 18, 1999, the stockholders approved amendments to the 1995 Stock Incentive Plan, including an increase in the number of shares of common stock available for issuance under the Plan to 1,300,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan (other than a certain stock grant which was terminated) have been non-qualified stock options or incentive stock options which vest over three years (except that options issued to directors vest in full six months following the date of grant).

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

A summary of the status of the Company’s stock option plans and other employee options as June 30, 2003, 2002 and 2001 and changes during the years then ended is as follows:

		Options Outstanding		Options Exercisable
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance June 30, 2000	727,122	980,792	$6.88	482,288	$7.81
Granted at market	(110,088)	110,088	8.93
Cancelled	87,968	(87,968)	7.86
Exercised	—	(42,262)	5.13

Balance at June 30, 2001	705,002	960,650	7.16	749,857	7.11
Granted at market	(90,000)	90,000	6.07
Granted at market outside plan	—	50,000	5.85
Cancelled outside plan	—	(17,750)	3.96
Cancelled	47,271	(47,271)	5.81
Exercised		(207,392)	4.87

Balance at June 30, 2002	662,273	828,237	7.36	626,570	7.64
Granted at market outside plan	—	—	—
Cancelled	74,894	(74,894)	7.77
Exercised	—	(13,500)	3.75

Balance at June 30, 2003	737,167	739,843	$7.40	648,176	$7.61

The following table summarizes information about stock options outstanding at June 30, 2003:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.69	to	$6.63	373,682	6.43	$5.42	287,015	$5.29
7.60	to	9.13	197,861	5.16	8.26	192,861	8.27
10.38	to	16.44	168,300	2.71	10.80	168,300	2.71

$4.69	to	$16.44	739,843	4.64	7.40	648,176	7.61

On July 28, 2003, the Company awarded 100,000 options with an exercise price of $4.75 to George Bernstein, the current Chief Executive Officer of the Company as a part of his employment agreement.

17. Other (Income) Expense:

Other (income) expense consists of the following (dollars in thousands):

	Year Ending June 30,
	2003	2002	2001
Interest income	$(468)	(161)	(426)
Rental (income) expense	23	11	(39)
Depreciation related to rental properties	83	29	18
Gain on settlement of note payable	—	(383)	—
Terminated acquisition cost	—	344	—
Other	153	—	23

	$(209)	(160)	(424)

18. Income Taxes:

The provision for income taxes attributable to income before income taxes and cumulative effect of a change in accounting principle consisted of the following (dollars in thousands)

	Year Ending June 30,
	2003	2002	2001
Current:
Federal	$(736)	$1,070	$788
State	(63)	166	115

Total Current	(799)	1,236	903
Deferred	(4,525)	732	693

Income tax (benefit) expense	(5,324)	1,968	1,596
Income tax benefit related to discontinued operations	(2,886)	(706)	(252)

Income tax (benefit) expense	$(2,438)	$2,674	$1,848

A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes and cumulative effect of change in accounting principle is as follows (dollars in thousands):

	Year Ending June 30,
	2003	2002	2001
U.S. federal statutory rate	$(3,242)	$2,354	$1,222
State taxes, net of federal tax benefit	(278)	116	84
Goodwill and other non deductible expenses	911	204	542
Change in valuation reserve	659	—	—
Prior year over accrual	(261)	—	—
Other	(227)	—	—

	$(2,438)	$2,674	$1,848

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (dollars in thousands):

	June 30,
	2003	2002
	tax assets (liabilities)
Goodwill amortization and impairment	$(628)	$(2,242)
Fixed assets related to depreciation	805	21
Fixed assets related to impairment	1,104
Accrued school closings and restructuring	769	—
State net operating losses	825	986
Swap contract	373
Accruals and reserves	1,168
Other	189	184

	4,605	(1,051)
Valuation allowance	(800)	(141)

Net deferred tax asset (liability)	$3,805	$(1,192)

Certain of the Company’s subsidiaries have state net operating loss carryforwards ranging from approximately $3,000,000 to $13,000,000 as of June 30, 2003, which can be carried forward from seven to twenty years depending on the state and will expire between 2005 and 2020, if not utilized. A valuation allowance was established against these loss carryforwards due to the lack of earnings history of certain of the Company’s subsidiaries in those states.

19. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after one year of service. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $303,000, $269,000, and $238,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

20. Fair Value of Financial Instruments:

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments at June 30, 2003, and June 30, 2002.

Cash and cash equivalents, receivables, investments and current liabilities: Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at June 30, 2003 and 2002 because of the short-term maturity of these instruments.

The TES note receivable of $2,500,000 reflects a valuation allowance of $1,000,000. (see Note 11). This represents management’s best estimate using TES’s latest available financial projections, performance and capital requirements.

Long-term debt: Based on recent market activity, the carrying value of the Company’s 12% senior subordinated notes of $9,743,000 at June 30, 2003 and $9,614,000 at June 30, 2002, approximated market value. The carrying values for the Company’s remaining long-term debt of $25,741,000 and $30,603,000 at June 30, 2003 and 2002, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

Interest rate instruments: The fair value of the interest rate swap is the estimated amounts that the Company would pay or receive to terminate the instrument at June 30, 2003, estimated by discounting expected cash flows using quoted market interest rates. At June 30, 2003, the Company would have had to pay $910,000 to terminate the interest rate swap.

21. Commitments and Contingencies:

The Company is engaged in legal actions arising in the ordinary course of its business. The Company currently believes that the ultimate outcome of all such pending matters will not have a material adverse effect on the Company’s consolidated financial position. The significance of these pending matters on the Company’s future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes is adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have insurance sublimits per claim in the general liability coverage.

22. Related Party Transactions:

In June 2001, the Company sold a school property in Manalapan, New Jersey, to Mr. A. J. Clegg, former Chief Executive Officer, d/b/a Tiffany Leasing, a Pennsylvania sole proprietorship, in a transaction approved by the Board of Directors. The purchase price for the property was $3,857,000, based on the appraised value of the property as determined by an independent third party appraiser. Simultaneously with the closing of the sale, the Company leased the property back from Tiffany Leasing under a 20-year lease, with an initial annual rent of approximately $450,000 per year. The Company is responsible for all costs of the property, including maintenance, taxes and insurance. The Company also has two 5-year options to renew the lease at the end of the original lease term. Apart from increasing the length of the original lease term, the terms and conditions of the purchase and lease are substantially the same as the final terms and conditions previously negotiated by the Company with a disinterested third party which had been interested in buying and leasing the property, but which did not ultimately consummate the transaction for reasons unrelated to the Company or the proposed terms.

On September 9, 2003, the Company issued an aggregate of 588,236 shares of its Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3 million pursuant to that certain Series F Convertible Preferred Stock Purchase Agreement. Proceeds will be used for the repayment of debt, and to meet certain bank covenants for working capital and other general corporate purposes. Because the proposed equity infusion involved parties affiliated with members of the Company’s Board, the Company’s Board of Directors approved the formation of a special committee of the Board, comprised of two independent and disinterested directors, Messrs. Havens and Monaco, to examine and evaluate the merits of the proposed Series F Convertible Preferred Stock transaction, and to approve any such transaction which it deemed to be appropriate. This special committee unanimously approved the transaction.

On August 29, 2001, the Company entered into Employment and Termination Agreements with each of Mr. A.J. Clegg and Mr. John Frock. These agreements provided, as to each of these executives, that if such executive voluntarily terminated his employment with the Company, the Company would continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company would reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company would also provide the executive with two full, annual scholarships per year for life to the Company school of his choice. In the Employment and Termination Agreements, each executive also agreed not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A.J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. Annual payments made with respect to the agreements not to compete will be expensed annually.

Upon Mr. A.J. Clegg’s voluntary termination of his employment in July 2003, the Company became obligated to Mr. A.J. Clegg for the payments and benefits to be provided to him pursuant to the terms of his Employment and Termination Agreement. In addition, the Company, Mr. A.J. Clegg and Tuscan Business Solutions, Inc. (an entity owned and controlled by Mr. A.J. Clegg) entered into a consulting agreement, as required by Mr. A.J. Clegg’s Employment and Termination Agreement, pursuant to which Tuscan Business Solutions agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Tuscan Business Solutions will be paid $200,000 per year.

Upon Mr. Frock’s voluntary termination of his employment in August 2003, the Company became obligated to Mr. Frock for the payments and benefits to be provided to him pursuant to the terms of his Employment and Termination Agreement. In addition, the Company and Mr. Frock entered into a consulting agreement, as required by Mr. Frock’s Employment and Termination Agreement, pursuant to which Mr. Frock agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Mr. Frock will be paid $100,000 per year.

During the first quarter of Fiscal 2004, the Company will record a charge for the present value of the future payments to be made with respect to the consulting agreements of approximately $1,300,000 and additional charges for future health insurance coverage.

The Company and Mr. Frock are also parties to a Noncompete Agreement, dated as of March 11, 1997, which provided that the Company would make a payment to Mr. Frock of $255,000 following his termination for any reason (including, without limitation, resignation) if, within 30 days of his termination date, Mr. Frock delivered a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. On August 28, 2003, Mr. Frock resigned his employment with the Company, and delivered such a letter to the Company. Accordingly, the Company has made the payment to Mr. Frock required under the terms of this agreement, which will be capitalized in the first quarter of Fiscal 2004 and will be amortized over the contract period.

23. Segment Information:

The Company manages private schools, which consist of pre-elementary, elementary and programs for special needs children in 14 states. In Fiscal 2000 the Company acquired The Activities Club and began providing management services to charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under Statement of Financial Accounting Standards 131, “Disclosures about Segments of an Enterprise and Related Information” and are reflected in the “other” category. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

The table below presents information about the reported operating income of the company for the fiscal years ended June 30, 2003, 2002 and 2001, (dollars in thousands):

	Private Schools	Other	Corporate	Total
June 30, 2003
Revenues	$147,620	$2,318	$—	$149,938
School operating income	17,736	318	—	18,054
Depreciation and amortization:
Continuing operations	$4,858	$515	$429	$5,802
Discontinued operations	395	272		667

Total depreciation and amortization	$5,253	$787	$429	$6,469

Goodwill	39,965	—	—	39,965
Segment assets
Continuing operations	$80,085	$3,228	$4,029	$87,342
Discontinued operations	4,649	5,977	—	10,626

Total assets	$84,734	$9,205	$4,029	$97,968

June 30, 2002
Revenues	$142,548	$2,569	$—	$145,117
School operating income	21,389	623	—	22,012
Depreciation and amortization
Continuing operations	$4,395	$559	$404	$5,358
Discontinued operations	527	190	—	717

Total depreciation and amortization	$4,922	$749	$404	$6,075

Goodwill	48,376	—	—	48,376
Segment assets
Continuing operations	$80,022	$3,846	$5,943	$89,811
Discontinued operations	6,123	7,046	—	13,169

Total assets	$86,145	$10,892	$5,943	$102,980

June 30, 2001
Revenues	$135,039	$2,129	$—	$137,168
School operating income	18,710	270	—	18,980
Depreciation and amortization
Continuing operations	$5,804	$505	$475	$6,784
Discontinued operations	237	40		277

Total depreciation and amortization	$6,041	$545	$475	$7,061

Goodwill	48,376	—	—	48,376
Segment assets
Continuing operations	$78,933	$3,208	$6,729	$88,870
Discontinued operations	5,984	6,930		12,914

Total assets	$84,917	$10,138	$6,729	$101,784

24. Quarterly Results of Operations (unaudited):

(In thousands, except per share data and market price of stock)

The following table shows certain unaudited financial information for the Company for the interim periods indicated. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new school development and acquisitions. The unaudited financial information below has been adjusted to reflect the restatement for discontinued operations (see note 10).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Revenues	$32,667	$32,332	$37,866	$37,026	$39,153	$37,652	$40,252	$38,207
Operating income	(1,006)	688	(728)	3,006	2,466	3,027	(6,446)	3,515
(Loss) income from continuing operations	(1,084)	(80)	(1,735)	1,247	1,082	1,281	(5,089)	1,602
Loss from discontinued operations	(773)	(460)	(1,636)	(301)	(249)	(249)	(2,050)	(206)

Net (loss) income	$(1,857)	$(540)	$(3,371)	$946	$833	$1,032	$(7,139)	$1,396

Basic (loss) income per share:
Continuing operations	$(0.17)	$(0.02)	$(0.28)	$0.20	$0.17	$0.20	$(0.81)	$0.25
Discontinued operations, net of tax	(0.12)	(0.08)	(0.26)	(0.05)	(0.04)	(0.04)	(0.33)	(0.03)

Net (loss) income	$(0.30)	$(0.09)	$(0.53)	$0.15	$0.13	$0.16	$(1.14)	$0.22

Diluted (loss) income per share:
Continuing operations	$(0.17)	$(0.01)	$(0.28)	$0.17	$0.14	$0.17	$(0.81)	$0.21
Discontinued operations, net of tax	(0.12)	(0.08)	(0.26)	(0.04)	(0.03)	(0.03)	(0.33)	(0.03)

Net (loss) income	$(0.30)	$(0.09)	$(0.53)	$0.13	$0.11	$0.14	$(1.14)	$0.18

During the fourth quarter of Fiscal 2003, the Company recorded certain adjustments that increased net losses. These adjustments predominantly relate to goodwill impairments, reserves and impairments related to assets included in discontinued operations and a note receivable valuation allowance and are summarized below.

Goodwill impairment and other intangible	$5,500
Reserves and impairment of assets related to discontinued operations	$5,613
Valuation allowance – note receivable	$1,000