Form 10-Q
period 2003-09-30
NOBEL LEARNING COMMUNITIES INC
filed 2003-11-13
CIK 721237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2465204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 West Chester Pike, West Chester, PA	19382
(Address of principal executive offices)	(Zip Code)

(484) 947-2000

(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2b of the Exchange Act)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,683,869 shares of Common Stock outstanding at November 10, 2003.

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

ii

PART I

Financial Information

Recent Developments

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

Certain statements set forth in or incorporated by reference in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, the Company’s outlook for the fiscal year ended June 30, 2004 (“Fiscal 2004”), other statements in this report other than historical facts relating to the financial conditions, results of operations, plans, objectives, future performance and business of the Company. In addition, words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on management’s currently available operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, readers are cautioned that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company’s newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors set forth throughout this Quarterly Report on Form 10-Q.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	(unaudited)
	September 30, 2003	June 30, 2003
ASSETS
Cash and cash equivalents	$8,274	$4,722
Accounts receivable, less allowance for doubtful accounts of $949 at September 2003 and $803 at June 2003	4,308	5,111
Notes receivable	181	220
Refundable income taxes	715	1,203
Deferred tax asset	2,178	2,941
Prepaid rent	2,470	2,455
Prepaid insurance and other	2,149	1,941
Property and equipment held for sale	3,492	7,320

Total Current Assets	23,767	25,913

Property and equipment, at cost	60,164	59,113
Accumulated depreciation and amortization	(32,388)	(30,475)

Total property and equipment	27,776	28,638

Goodwill	39,965	39,965
Intangible assets, net	852	197
Investment, net of $1,000 allowance	1,500	1,500
Deferred tax asset	1,468	863
Deposits and other assets	874	892

Total Assets	$96,202	$97,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term obligations	$19,429	$24,860
Current portion of swap contract	778	910
Cash overdraft liability	610	3,429
Accounts payable and other current liabilities	10,711	10,662
Unearned income	15,416	10,330

Total Current Liabilities	46,944	50,191

Long-term obligations	588	677
Long-term subordinated debt	9,880	9,928
Other long term liabilities	1,319	3
Minority interest in consolidated subsidiary	96	94

Total Liabilities	58,827	60,893

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 6,509,032 at September 2003 and 5,920,797 at June 2003. $14,524 and $11,524 aggregate liquidation preference at September 2003 and June 2003, respectively	7	6

Common stock, $0.001 par value; 20,000,000 shares authorized, issued 6,612,109 at September 2003 and June 2003 outstanding 6,381,599 at September 2003 and June 2003	6	6

Treasury stock, cost; 230,510 shares	(1,375)	(1,375)
Additional paid-in capital	50,679	47,753
Accumulated deficit	(11,460)	(8,778)
Accumulated other comprehensive loss	(482)	(537)

Total Stockholders’ Equity	37,375	37,075

Total Liabilities and Stockholders’ Equitiy	$96,202	$97,968

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended September 30, 2003 and 2002

(Dollars in thousands except per share data)

(unaudited)

	2003	2002
Revenues	$35,265	$32,667

Operating expenses:
Personnel costs	17,323	15,957
School operating costs	5,704	5,214
Insurance, taxes, rent and other	8,592	7,958
Depreciation and amortization	1,179	1,239
New school development	44	176

Total operating expenses	32,842	30,544

School operating profit	2,423	2,123

Transaction related cost	—	418
General and administrative expenses	4,710	2,711

Operating loss	(2,287)	(1,006)
Interest expense	843	872
Other expense	8	18
Minority interest in income	2	5

Loss from continuing operations before income taxes	(3,140)	(1,901)
Income tax benefit	(1,170)	(817)

Loss from continuing operations	(1,970)	(1,084)

Loss from discontinued operations, net of income tax benefit of $365 and $473, respectively	(596)	(773)

Net loss	(2,566)	(1,857)
Preferred stock dividends	116	21

Loss available to common shareholders	$(2,682)	$(1,878)

Basic and diluted loss per share:
Loss from continuing operations	$(0.33)	$(0.18)
Discontinued operations	$(0.09)	(0.12)

Loss per share	$(0.42)	$(0.30)

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

For the Three Months Ended September 30, 2003 and 2002

(Dollars in thousands)

	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,566)	$(1,857)

Adjustment to Reconcile Net loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	1,964	1,546
Non-compete and consulting contracts	1,037	—
Fixed asset write-offs	—	163
Reserve for discontinued operations	(12)	163
Amortization of debt discount	32	32
Provision for losses on accounts receivable	200	19
Provision for deferred taxes	81	—
Gain on sale of property	(76)	—
Other	9	31

Changes in Assets and Liabilities:
Accounts receivable	1,129	(13)
Prepaid assets	(103)	467
Other assets and liabilities	17	47
Unearned income	5,085	5,357
Accounts payable and accrued expenses	(578)	(1,054)

Total Adjustments	8,785	6,758

Net Cash Provided by Operating Activities	6,219	4,901

Cash Flows from Investing Activities:
Purchases of capital expenditures	(1,084)	(2,147)
Proceeds from sale of assets held for sale	3,935	—
Repayment of notes receivable	—	(42)

Net Cash Provided (Used) in Investing Activities	2,851	(2,189)

Cash Flows from Financing Activities:
Proceeds revolving line of credit	—	541
Repayment of long term debt	(5,365)	(535)
Repayment of subordinated debt	(152)	(231)
Proceeds from the issuance of preferrd stock	2,920	—
Cash overdraft	(2,819)	(2,442)
Repayment of capital lease obligation	(81)	(36)
Dividends paid to preferred stockholders	(21)	(21)
Proceeds from exercise of stock options and warrants	—	25

Net Cash (Used) in Financing Activities	(5,518)	(2,699)

Net increase in cash and cash equivalents	3,552	13
Cash and cash equivalents at beginning of period	4,722	1,787

Cash and cash equivalents at end of period	$8,274	$1,800

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Three Months Ended September 30, 2003

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
June 30, 2003	5,920,797	$6	6,612,109	$6	$(1,375)	$47,753	$(8,778)	$(537)	$37,075
Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,566)	—	$(2,566)
Swap contract, net of tax	—	—	—	—	—	—	—	55	55

Total comprehensive Loss									$(2,511)
Issuance of preferred stock	588,235	1	—	—	—	2,919	—	—	2,920
Compensation for non employee stock options	—	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	—	—	(116)	—	(116)

September 30, 2003	6,509,032	$7	6,612,109	$6	$(1,375)	$50,679	$(11,460)	$(482)	$37,375

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the nine months ended September 30, 2003 and 2002

(unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company’s business strategy with respect to expansion into new and existing markets, the Company’s debt and related financial covenants, ability to refinance Company’s senior debt, difficulties in managing the Company’s growth including attracting and retaining qualified personnel and additional enrollments, impairment, if any, of goodwill, increased competition, changes in government policy and regulation and the ability to obtain additional bank financing or capital required to implement fully the Company’s business plan.

Negative developments in these areas could have a material effect on the Company’s business, financial condition and results of operations.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Liquidity

On May 28, 2003, the Company entered into its fifth amendment to the Amended and Restated Loan and Security Agreement. This amendment waived the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, reset future required financial covenant ratios, changed the maturity of the Acquisition Credit Facility to December 31, 2003, increased the interest rate spread over the prime rate, required a capital infusion of at least $5,000,000 by June 30, 2003, required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the Acquisition Credit Facility by August 30, 2003, and a placed a limitation on capital expenditures.

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

On September 9, 2003 the Company completed a private placement of an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, for a purchase price of $3,000,000. The Series F Preferred Stock is convertible into Common Stock at a conversion rate of one share of Common Stock for each Series F Convertible Preferred Stock. The proceeds from the issuance of the Series F Convertible Preferred Stock was used for the repayment of debt, to meet certain bank covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes.

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement. This amendment modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with the Company’s Fiscal 2003 and its first quarter Fiscal 2004 results to be excluded from EBITDA, required for a $1,000,000 pay down on the Acquisition Credit Facility, reduced the Working Capital Line of Credit from $10,000,000 to $5,000,000, required the Company to have a commitment by October 31, 2003 for refinancing of its existing senior credit facility and required that all senior debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance the existing debt.

On October 24, 2003, the Company and its senior lenders agreed to replace Exhibit I to the sixth amendment to the Amended and Restated Loan and Security Agreement, to further modify the definition of EBITDA to allow the exclusion of additional non-cash expenses related to certain non-compete and consulting agreements (See Note 3).

The Company is actively seeking lenders to refinance the amounts outstanding under the Amended and Restated Loan and Security Agreement. The Company has engaged an investment banking firm to assist with obtaining such refinancing. While the Company feels confident that a refinancing will occur by December 31, 2003, there are no assurances that it will be successful.

As a result of the sixth amendment to the Amended and Restated Loan and Security Agreement and the required refinancing by December 31, 2003, all amounts outstanding under the Company’s senior credit facilities are classified as current.

As a result of these events and scheduled payments, the total amount outstanding under the Company’s senior credit facility was $16,259,000 at November 10, 2003 as compared to $23,990,000 at June 30, 2003, as shown below (dollars in thousands):

	November 10, 2003	September 30, 2003	June 30, 2003
Term Loan Facility	$9,643	$10,178	$10,714
Acquisition Credit Facilty	6,616	8,446	13,276
Working Capital Credit Facility	—	—	—

	$16,259	$18,624	$23,990

Note 3 – Non-Compete and Consulting Agreements

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

Upon Mr. A.J. Clegg’s voluntary termination of his employment in July 2003, the Company became obligated to Mr. A.J. Clegg for the payments and benefits to be provided to him pursuant to the terms of his Employment and Termination Agreement. In addition, the Company, Mr. A.J. Clegg and Tuscan Business Solutions, Inc. (an entity owned and controlled by Mr. A.J. Clegg) entered into a consulting agreement, as required by Mr. A.J. Clegg’s Employment and Termination Agreement, pursuant to which Tuscan Business Solutions agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Tuscan Business Solutions is being paid $200,000 per year.

Upon Mr. Frock’s voluntary termination of his employment in August 2003, the Company became obligated to Mr. Frock for the payments and benefits to be provided to him pursuant to the terms of his Employment and Termination Agreement. In addition, the Company and Mr. Frock entered into a consulting agreement, as required by Mr. Frock’s Employment and Termination Agreement, pursuant to which Mr. Frock agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Mr. Frock is being paid $100,000 per year.

Total payments to be made with respect to the above consulting agreements over the next five years is $1,500,000 and estimated future payments for future health insurance coverage based on life expectancy is approximately $1,304,000. During the first quarter of Fiscal 2004, the Company recorded a $1,500,000 charge to cover the present value of the future payments to be made with respect to these consulting agreements of approximately $1,290,000 and charges for future health insurance coverage of approximately $210,000.

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

Note 4 – Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the three months ended September 30, 2003 and September 30, 2002. The common stock equivalents of stock options, warrants and convertible securities issued and outstanding during each three month period were not included in the computation of diluted earnings per share for the three months then ended as they were antidilutive. Earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

	For the Three Months Ended September 30,
	2003	2002
Basic and diluted loss per share:
Net loss	$(2,566)	$(1,857)
Less preferred dividends	116	21

Loss available for common stock	(2,682)	(1,878)

Average common stock outstanding	6,389	6,324

Basic and diluted loss per share	$(0.42)	$(0.30)

Note 5 – Discontinued Operations

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

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sub-lease agreement for the remaining term of that lease in excess of the future lease payment obligations. The Company recorded a charge for the three months ended September 30, 2003 of $585,000 for the write-off of the leasehold improvements related to this school.

In May 2003, the Company subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which the Company had previously operated its Fletcher Heights Charter Elementary School. In the second quarter of Fiscal 2003, the Company entered into an agreement to sell its Desert Heights Charter Elementary School and reduced the carrying value of that property to its net realizable value of $3,850,000. The Company recorded a charge of $2,297,000 for the write-down of this asset to its net realizable value. In August, 2003, the Company sold to Partnership With Parents, Inc. (an Arizona non-profit corporation), for $3,934,000, the premises at which the Company had previously owned and operated its Desert Heights Charter Elementary School. As a result of these two transactions in 2003, the Company exited both the Arizona market and its direct ownership of charter schools.

In the fourth quarter of Fiscal 2003, the Company created a plan to develop exit strategies for schools identified as under-performing and/or which do not fit well with the Company’s business or geographic strategies. The plan includes 10 schools (two of which are owned and the rest leased) and one undeveloped school location. The Company is actively seeking buyers for these schools and will continue to operate these schools until disposal or the expiration of their lease terms. As part of this plan, in June 2003, the Company closed an elementary school located in Wilmington, North Carolina and in August 2003, the Company closed a pre-elementary school located in Cary, North Carolina.

In April 2001, the Company entered into a lease agreement to lease and open a school in the Atlanta, George area by October 1, 2003. The Company decided not to pursue the development of this school and as a result, the Company was required to purchase the property on October 1, 2003 for approximately $1,800,000. The Company has listed the property with a real estate broker and is actively pursuing the sale and disposition of this property. It is anticipated that the proceeds from the sale of this property will be between $1,200,000 and $1,300,000. At June 30, 2003, the Company recorded an expected loss on the sale of this property of $594,000, which amount was included in losses from discontinued operations. Additional cost to be incurred related to this property in the future is estimated to be between $100,000 to $200,000 for related carrying cost and closing fees.

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2003	2002
Revenues	$1,591	$2,169

Operating expenses	2,552	3,253

Discontinued operations before income tax expense	(961)	(1,084)

Reserve for closed schools	—	(162)

Loss from discontinued operations before income tax benefit	(961)	(1,246)

Income tax expense	(365)	(473)

Loss from discontinued operations	$(596)	$(773)

Note 6 – Segment Information

The Company manages private schools, which consist of pre-elementary, elementary, and programs for special needs children in 14 states. In Fiscal 2000, the Company acquired The Activities Club and began providing management services to charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and are reflected in the “other” category.

The table below presents information about the reported operating income of the Company for the three months ended September 30, 2003 and 2002 (dollars in thousands):

	Private Schools	Other	Corporate	Total
Three months ended September 30, 2003
Revenues	$34,719	$546	$—	$35,265
School operating income	2,245	178	—	2,423

Depreciation and amortization:
Continuing operations	$1,053	$126	$170	$1,349
Discontinued operations	592	23		615

Total depreciation and amortization	$1,645	$149	$170	$1,964

Goodwill	$39,965	$—	$—	$39,965

Segment assets
Continuing operations	$83,216	$3,417	$3,956	$90,589
Discontinued operations	4,027	1,586		5,613

Total assets	$87,243	$5,003	$3,956	$96,202

Three months ended September 30, 2002
Revenues	$32,059	$608	$—	$32,667
School operating income	1,938	185	—	2,123

Depreciation and amortization
Continuing operations	$1,005	$138	$186	$1,329
Discontinued operations	145	72		217

Total depreciation and amortization	$1,150	$210	$186	$1,546

Goodwill	$48,376	$—	$—	$48,376

Segment assets
Continuing operations	$78,024	$5,921	$5,793	$89,738
Discontinued operations	6,137	7,071		13,208

Total assets	$84,161	$12,992	$5,793	$102,946

Note 7 – Intangible Assets

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 – 20 years.

At September 30, 2003 and June 30, 2003 the Company’s intangibles assets were as follows (dollars in thousands):

	September 30, 2003	June 30, 2003
Non-compete	$3,198	$2,493
Other	1,176	1,276

	4,374	3,769
Accumulated amortization	(3,522)	(3,572)

	$852	$197

In the first quarter of Fiscal 2004, the Company recorded $705,000 of non-compete obligations related to former employees.

Amortization expense was $50,000 and $99,000 for the three months ended September 30, 2003 and September 30, 2002, respectively.

Note 8 – Stock Based Compensation

The Company accounts for options under the recognition and measurement principles of Account Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123”. Accordingly, no stock –based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 148, the Company’s net loss and net loss per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

	For the Three Months Ended September 30,
	2003	2002
Net (loss) income - As reported	$(2,566)	$(1,857)
Add: stock based compensation included in net (loss) income as reported	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(29)	(39)

Pro Forma net (loss) income	$(2,595)	$(1,896)

Basic and diluted loss per share - as reported	$(0.42)	$(0.30)
Basic and diluted loss per share - pro forma	$(0.42)	$(0.30)

Note 9 – Commitments and Contingencies

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

Note 10 – Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on its

$15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At September 30, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $10,178,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at September 30, 2003 was a liability of $778,000 and is included as a component of Accumulated Other Comprehensive Loss as $482,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year. As a result of the Term Loan Facility becoming due December 31, 2003 pursuant to the most recent amendment to the Amended and Restated Loan and Security Agreement, all of the interest rate swap liability is classified as a current liability.

Note 11 – Subsequent Event

On October 17, the Company announced that Scott Clegg was resigning as Vice Chairman, President and Chief Operating Officer of the Company, effective October 31, 2003.

The Company entered into a certain Separation Agreement and General Release with Mr. D. Scott Clegg dated October 15, 2003 (the “Clegg Separation Agreement”). Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg’s employment with the Company terminated on October 31, 2003, and he agreed to continue to serve the Company as a consultant through April 30, 2004 (the “Salary Continuation Period”). The Agreement provided for Mr. D. Scott Clegg to continue to receive, on a bi-weekly basis for a period of six months, that amount which he would have received as his base salary had he still been employed by the Company. The Company has agreed to continue to forgive, during each month of the Salary Continuation Period, the remaining principal amount and interest on the sum of $35,000 previously paid to him for relocation expenses. Mr. D. Scott Clegg has agreed to 20 consulting days at an additional $1,000 per day, first to be used to offset any remaining relocation loan balance, with any additional sums to be paid in cash. In addition, Mr. D. Scott Clegg received a lump sum payment equal to the number of days of vacation, which had accrued but were unused, multiplied by his prorated daily compensation. Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg also agreed not to compete against the Company for a period of 18 months following his separation with the Company.

On October 23, 2003, the Company announced that it had hired Osborne F. Abbey, Jr., Ed.D. as its new Vice President of Education, effective December 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Changes

On July 10, 2003, Mr. A.J. Clegg resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company, and on August 28, 2003, Mr. Frock resigned as the Company’s Vice Chairman of Corporate Development. In August 2003, Mr. A.J. Clegg and Mr. Frock resigned from the Board of Directors of the Company.

On July 25, 2003, George Bernstein was appointed as the Company’s Chief Executive Officer and appointed to its Board of Directors.

On September 3, 2003, Jeanne Marie Welsko was appointed Vice President of Human Resources.

On October 17, the Company announced that Scott Clegg was resigning as Vice Chairman, President and Chief Operating Officer of the Company, effective October 31, 2003.

On October 23, 2003, the Company announced that it had hired Osborne F. Abbey, Jr., Ed.D. as its new Vice President of Education, effective December 1, 2003.

Results of Operations

For the First Quarter ended September 30, 2003 (“first quarter 2004”) vs. the First Quarter ended September 30, 2002 (“first quarter 2003”)

At September 30, 2003, the Company operated 172 schools. Since September 30, 2002, the Company has opened one pre-elementary school. The Company has also closed nine schools during this period. Seven of the schools closed are included in discontinued operations and were closed prior to the expiration of their lease terms. Two additional schools closed at the end of their lease term.

Revenues

Revenues for the first quarter 2004 increased $2,598,000 or 8.0% to $35,265,000 from $32,667,000 for the first quarter 2003. The increase in revenues is primarily attributable to a full year of operations for schools opened in Fiscal 2003 and tuition increases for schools opened before June 30, 2002. The revenue increase for the first quarter 2004 as compared to the first quarter 2003 is as follows (dollars in thousands):

	First Quarter		Increase (decrease)
	Fiscal 2004	Fiscal 2003
Schools open before June 30, 2002	$33,567	$32,063	$1,504
Schools opened in Fiscal 2003	1,612	560	1,052
New schools in Fiscal 2004	86	—	86
Closed schools	—	44	(44)

	$35,265	$32,667	$2,598

Schools opened before June 30, 2002 increased $1,504,000 or 4.7% in the first quarter 2004 compared to first quarter 2003. This increase was primarily due to tuition increases. The schools that opened in Fiscal 2003 had an increase in revenues of $1,052,000 due to normal ramp up in enrollment for newer schools. The one new school opened in the first quarter of 2004 had revenues of $86,000.

School operating profit

School operating profit for the first quarter, 2004 increased $300,000 or 14.1% to $2,423,000 from $2,123,000 for the first quarter 2003. Total school operating profit as a percentage of revenue was 6.9% for the first quarter 2004 and 6.5% for the first quarter 2003. The increase in school operating profit for the first quarter 2004 as compared to the first quarter 2003 is as follows (dollars in thousands):

	First Quarter		Increase (decrease)
	Fiscal 2004	Fiscal 2003
Schools open before June 30, 2002	$2,781	$2,873	$(92)
Schools opened in Fiscal 2003	(241)	(699)	458
New schools in Fiscal 2004	(117)	—	(117)
Closed schools	—	(51)	51

	$2,423	$2,123	$300

Operating profit from schools opened before June 30, 2002 decreased $92,000 in the first quarter 2004 compared to the first quarter 2003. School operating profit as a percentage of applicable revenue for these schools decreased to 8.3% in first quarter 2004 from 9.0% in first quarter 2003. This decrease is primarily due to increases in school labor cost, increases in insurance costs for health care benefits and annual rent increases.

The schools that opened in Fiscal 2003 had increases in school operating profit of $458,000 due to normal ramp up in enrollment for schools in their second year of operations. New schools opened in Fiscal 2004 had losses of $117,000 due in part to the normal new school enrollment ramp up period.

General and administrative expenses

General and administrative expenses increased $1,999,000 from $2,711,000 for the first quarter 2003 to $4,710,000 for the first quarter 2004. The largest portion of this increase was a $1,500,000 charge related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage of approximately $210,000. In addition, general and administrative expenses increases from the first quarter 2003 to the first quarter of 2004 were due to increases in recruiting and relocation.

Transaction related cost

Transaction related costs during the first quarter 2003 of $418,000 were related to legal and professional fees associated with a merger agreement that was terminated on February 3, 2003.

Operating Loss

As a result of the factors mentioned above, operating loss increased $1,281,000 from a loss of $1,006,000 for the first quarter 2003 to a loss of $2,287,000 for the first quarter 2004.

Interest expense

Interest expense decreased $29,000 or 3.3% from $872,000 for the first quarter 2003 to $843,000 for the first quarter 2004. The decrease is due to decreased balances on the Company’s senior debt facility.

Income tax benefit

Income tax benefit for the first quarter 2004 was $1,170,000 as compared to $817,000 for the same period in the prior year. The Company’s effective tax rate for the first quarter 2004 was 38% and for the first quarter 2003 it was 43%.

Discontinued operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2003	2002

Revenues	$1,591	$2,169
Operating expenses	2,552	3,253

Discontinued operations before income tax expense	(961)	(1,084)
Reserve for closed schools	—	(162)

Loss from discontinued operations before income tax benefit	(961)	(1,246)
Income tax expense	(365)	(473)

Loss from discontinued operations	$(596)	$(773)

Net loss

As a result of the above factors, the Company’s net loss increased by $709,000 to $2,566,000 for the first quarter 2004 as compared to a net loss of $1,857,000 in the first quarter 2003.

Liquidity and Capital Resources

On May 28, 2003, the Company entered into its fifth amendment to the Amended and Restated Loan and Security Agreement. This amendment waived the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, reset future required financial covenant ratios, changed the maturity of the Acquisition Credit Facility to December 31, 2003, increased the interest rate spread over the prime rate, required a capital infusion of at least $5,000,000 by June 30, 2003, required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the Acquisition Credit Facility by August 30, 2003, and placed a limitation on capital expenditures.

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

On September 9, 2003 the Company completed a private placement of an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, for a purchase price of $3,000,000. The Series F Preferred Stock is convertible into Common Stock at a conversion rate of one share of Common Stock for each Series F Convertible Preferred Stock. The proceeds from the issuance of the Series F Convertible Preferred Stock was used for the repayment of debt, to meet certain bank covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes.

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement. This amendment modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with the Company’s Fiscal 2003 and its first quarter of Fiscal 2004 results to be excluded from EBITDA, required a $1,000,000 pay down on the Acquisition Credit Facility, reduced the Working Capital Line of Credit from $10,000,000 to $5,000,000, required the Company to have a commitment by October 31, 2003 for refinancing of the existing senior credit facility and required that all debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance the existing debt.

On Octobers 24, 2003, the Company and its senior lenders agreed to replace Exhibit I to the sixth amendment to the Amended and Restated Loan and Security Agreement, to further modify the definition of EBITDA to allow the exclusion of additional non-cash expenses related to certain non-compete and consulting agreements (See Note 3.)

The Company is actively seeking alternative lenders to refinance the amounts outstanding under its Amended and Restated Loan and Security Agreement. The Company has engage an investment banking firm to assist with obtaining its refinancing. While the Company feels confident that a refinancing will occur by December 31, 2003, there are no assurances that it will be successful.

As a result of the sixth amendment to the Amended and Restated Loan and Security Agreement and the required refinancing by December 31, 2003, all amounts outstanding are classified as current.

As a result of these events and scheduled payments, the total amount outstanding under the Company’s senior credit facility was $16,259,000 at November 10, 2003 as compared to $23,990,000 at June 30, 2003, as shown below (dollars in thousands)

	November 10, 2003	June 30, 2003
Term Loan Facility	$9,643	$10,714
Acquisition Credit Facilty	6,616	13,276
Working Capital Credit Facility	—	—

	$16,259	$23,990

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

Total cash and cash equivalents increased by $3,552,000 from $4,722,000 at June 30, 2003 to $8,274,000 at September 30, 2003. The net increase was primarily related to cash provided from operations totaling $6,219,000 (primarily as a result of an increase in unearned income of $5,085,000 and a decrease in accounts receivable of $1,129,000), proceeds from the sale of preferred stock of $2,920,000, and proceeds from the sale of the Arizona property. These sources of cash were offset by $1,084,000 in capital expenditures and repayments on senior and subordinated debt of $5,365000.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows: (dollars in thousands)

		For the Fiscal Year ended June 30,
	Total	2004	2005	2006	2007	2008	Thereafter
Long term debt and capital lease obligaions	$35,465	$24,860	$235	$5,360	$5,010	$—	$—
Letters of credit	736	736
Swap agreement	778	778	—	—
Operating leases	227,487	26,126	25,151	24,168	22,616	21,159	108,267
Land purchase	1,800	1,800
Non-competes and consulting contracts	2,205	705	450	450	300	300

	$268,471	$55,005	$25,836	$29,978	$27,926	$21,459	$108,267

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

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The following accounting policies are considered critical to the preparation of the Company’s financial statements due to the estimation processes and business judgment involved in their application.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company had no cash flow exposure due to rate changes on its 12.0%, $10,000,000 senior subordinated debt at September 30, 2003 and June 30, 2002. The Company also had no cash flow exposure on certain mortgages, notes payable capitalized leases and subordinate debt agreements aggregating $1,528,000 and $1,731,000 at September 30, 2003 and June 30, 2002, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $29,000 and $37,000 for the three months ended September 30, 2003 and 2002, respectively.

Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At September 30, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $10,178,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at September 30, 2003 was a liability of $778,000, and is included as a component of Accumulated Other Comprehensive Loss as $482,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year. As a result of the Term Loan Facility becoming due December 31, 2003 pursuant to a recent amendment to the Amended and Restated Loan and Security Agreement all of the interest rate swap liability is included as a current liability.

Item 4 Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 4 - Submission of Matters to Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

10.9	Sixth Amendment, dated as of September 30, 2003, to Amended and Restated Loan and Security Agreement by and among the Registrant and its subsidiaries and Fleet National Bank, as successor by merger to Summit Bank, as Agent and Lender. (Filed herewith).

10.52	Separation Agreement and General Release dated as of October 15, 2003 between the Registrant and D. Scott Clegg. (Filed herewith)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

(B) Reports on Form 8-K

1.	On July 14, 2003, the Registrant filed a Current Report on Form 8-K announcing certain management resignations (Items 5 and 7).
2.	On July 28, 2003, the Registrant filed a Current Report on Form 8-K announcing the appointment of its new Chief Executive Officer (Items 5 and 7).
3.	On August 13, 2003, the Registrant filed a Current Report on Form 8-K announcing the resignation of John Frock as a director of the Company (Items 5 and 7).
4.	On August 18, 2003, the Registrant filed a Current Report on Form 8-K announcing the resignation of A. J. Clegg as a director of the Company (Items 5 and 7).
5.	On September 17, 2003, the Registrant filed a Current Report on From 8-L announcing that the Company raised $6.9 million through the sale of its Desert Heights Charter School in Arizona and an investment by Camden Partners Holdings, LLC, Allied Capital Corporation, Mollusk Holdings, LLC and Belsbok Holdings, LLC (Items 5 and 7).
6.	On October 2, 2003, the Registrant filed a Current Report on Form 8-K announcing information regarding the Company’s earnings for the fiscal year ended June 30, 2003 (Item 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: November 13, 2003	By: /s/ Edward Chambers
Edward Chambers
Chief Financial Officer (duly authorized officer and principal financial officer)