Form 10-Q
period 2003-12-31
NOBEL LEARNING COMMUNITIES INC
filed 2004-02-17
CIK 721237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,799,375 shares of Common Stock outstanding at February 10, 2004.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(unaudited)
	December 31, 2003	June 30, 2003
ASSETS
Cash and cash equivalents	$3,953	$4,722
Accounts receivable, less allowance for doubtful accounts of $837 at December 2003 and $803 at June 2002	4,367	5,111
Notes receivable	132	220
Refundable income taxes	715	1,203
Deferred tax asset	2,100	2,941
Prepaid rent	2,457	2,455
Prepaid insurance and other	1,878	1,941
Property and equipment held for sale	4,782	8,503

Total Current Assets	20,384	27,096

Property and equipment, at cost	61,267	57,602
Accumulated depreciation and amortization	(33,691)	(30,147)

Total property and equipment	27,576	27,455

Goodwill	39,965	39,965
Intangible assets, net	789	197
Investment, net of $1,000 allowance	1,500	1,500
Deferred tax asset	1,312	863
Deposits and other assets	818	892

Total Assets	$92,344	$97,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term obligations	$16,986	$24,860
Current portion of swap contract	644	910
Cash overdraft liability	3,775	3,429
Accounts payable and other current liabilities	9,488	10,662
Unearned income	11,473	10,330

Total Current Liabilities	42,366	50,191

Long-term obligations	580	677
Long-term subordinated debt	9,807	9,928
Other long term liabilities	1,201	3
Minority interest in consolidated subsidiary	99	94

Total Liabilities	54,053	60,893

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 6,419,033 at December 2003 and 5,920,797 at June 2003. $14,434 and $11,524 aggregate liquidation preference at December 2003 and June 2003, respectively	6	6
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 6,698,569 at December 2003 and 6,612,109 at June 2003, outstanding 6,468,059 at December 2003 and 6,381,599 at June 2003	7	6
Treasury stock, cost; 230,510 shares	(1,375)	(1,375)
Additional paid-in capital	50,988	47,753
Accumulated deficit	(10,936)	(8,778)
Accumulated other comprehensive loss	(399)	(537)

Total Stockholders’ Equity	38,291	37,075

Total Liabilities and Stockholders’ Equity	$92,344	$97,968

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Revenues	$40,192	$37,866	$75,458	$70,534

Operating expenses:
Personnel costs	19,387	18,048	36,710	34,004
School operating costs	5,820	5,232	11,524	10,447
Insurance, taxes, rent and other	8,627	8,219	17,218	16,177
Depreciation and amortization	1,220	1,256	2,406	2,494
New school development	—	33	44	210

Total operating expenses	35,054	32,788	67,902	63,332

School operating profit	5,138	5,078	7,556	7,202

Goodwill impairment	—	2,200	—	2,200
Transaction related cost	—	600	—	1,018
General and administrative expenses	3,179	3,005	7,889	5,716

Operating income (loss)	1,959	(727)	(333)	(1,732)
Interest expense	1,076	817	1,919	1,689
Other (income) expense	(68)	(4)	(59)	15
Minority interest in income	4	6	5	10

Income (loss) from continuing operations before income taxes	947	(1,546)	(2,198)	(3,446)
Income tax expense (benefit)	312	269	(840)	(511)

Income (loss) from continuing operations	635	(1,815)	(1,358)	(2,935)
Income (loss) from discontinued operations, net of income tax effect	23	(1,556)	(550)	(2,291)

Net income (loss)	658	(3,371)	(1,908)	(5,226)
Preferred stock dividends	133	21	250	41

Income (loss) available to common shareholders	$525	$(3,392)	$(2,158)	$(5,267)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.29)	$(0.25)	$(0.47)
Discontinued operations	0.00	$(0.24)	(0.09)	(0.36)

Income (loss) per share	$0.08	$(0.53)	$(0.34)	$(0.83)

Dilutive income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.29)	$(0.25)	$(0.47)
Discontinued operations	0.00	(0.24)	(0.09)	(0.36)

Income (loss) per share	$0.07	$(0.53)	$(0.34)	$(0.83)

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

For the Six Months Ended December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
Cash Flows from Operating Activities:
Net loss	$(1,908)	$(5,226)

Adjustment to Reconcile Net loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	3,500	3,071
Non-compete and consulting contracts	990	—
Reserve for discontinued operations	(818)	163
Amortization of debt discount	64	64
Provision for losses on accounts receivable	264	125
Provision for deferred taxes	393	—
Fixed asset write-offs	—	2,596
Goodwill impairment	—	2,200
Gain on sale of property	(76)	—
Other	33	10

Changes in Assets and Liabilities:
Accounts receivable	1,055	(251)
Prepaid assets	62	898
Other assets and liabilities	72	197
Unearned income	1,142	1,990
Accounts payable and accrued expenses	(594)	(3,744)

Total Adjustments	6,087	7,319

Net Cash Provided by Operating Activities	4,179	2,093

Cash Flows from Investing Activities:
Capital expenditures	(4,241)	(3,589)
Proceeds from sale of property and equipment	3,935	—
Repayment of notes receivable	—	(85)

Net Cash Provided (Used) in Investing Activities	(306)	(3,674)

Cash Flows from Financing Activities:
Proceeds from revolving line of credit	—	3,681
Repayment of long term debt	(7,731)	(1,071)
Repayment of subordinated debt	(275)	(1,036)
Proceeds from the issuance of preferred stock	2,920	—
Changes in cash overdraft	346	(315)
Repayment of capital lease obligation	(150)	(73)
Dividends paid to preferred stockholders	(41)	(41)
Cash distribution of minority interest	—	(158)
Proceeds from exercise of stock options and warrants	289	25

Net Cash (Used) provided in Financing Activities	(4,642)	1,012

Net decrease in cash and cash equivalents	(769)	(569)
Cash and cash equivalents at beginning of period	4,722	1,787

Cash and cash equivalents at end of period	$3,953	$1,218

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Six Months Ended December 31, 2003

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
June 30, 2003	5,920,797	$6	6,612,109	$6	$(1,375)	$47,753	$(8,778)	$(537)	$37,075

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,908)	—	(1,908)
Swap contract, net of tax	—	—	—	—	—	—	—	138	138

Total comprehensive loss	—	—	—	—	—	—	—	—	(1,770)
Issuance of preferred stock	588,236	1	—	—	—	2,919	—	—	2,920
Preferred stock converted to common	(90,000)	—	26,460	—	—	—	—	—	—
Stock options exercised	—	—	60,000	—	—	289	—	—	289
Compensation for non employee stock options	—	—	—	—	—	27	—	—	27
Preferred dividends	—	—	—	—	—	—	(250)	—	(250)

December 31, 2003	6,419,033	$7	6,698,569	$6	$(1,375)	$50,988	$(10,936)	$(399)	$38,291

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the six months ended December 31, 2003 and 2002

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

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company’s business strategy with respect to expansion into new and existing markets, the Company’s debt and related financial covenants, ability to refinance Company’s senior debt, difficulties in managing the Company’s growth including attracting and retaining qualified personnel and additional enrollments, impairment, if any, of goodwill, increased competition, changes in government policy and regulation and the ability to obtain additional financing or capital required to implement fully the Company’s business plan. Negative developments in these areas could have a material effect on the Company’s business, financial condition and results of operations.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Liquidity

On May 28, 2003, the Company entered into its fifth amendment to the Amended and Restated Loan and Security Agreement. This amendment (i) waived the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, (ii) reset future required financial covenant ratios, (iii) changed the maturity of the Acquisition Credit Facility to December 31, 2003, (iv) increased the interest rate spread over the prime rate, required a capital infusion of at least $5,000,000 by June 30, 2003, (v) required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the Acquisition Credit Facility by August 30, 2003, and (vi) placed a limitation on capital expenditures.

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

On September 9, 2003 the Company completed a private placement of an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, for a purchase price of $3,000,000. The Series F Preferred Stock is convertible into Common Stock at a conversion rate of one share of Common Stock for each Series F Convertible Preferred Stock. The proceeds from the issuance of the Series F Convertible Preferred Stock was used for (i) the repayment of debt, (ii) to meet certain bank covenants related to capital expenditure restrictions, (iii) to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, (iv) requirements for working capital and other general corporate purposes.

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement. This amendment (i) modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with the Company’s Fiscal 2003 and its first quarter Fiscal 2004 results to be excluded from EBITDA, (ii) required a $1,000,000 pay down on the Acquisition Credit Facility, (iii) reduced the Working Capital Line of Credit from $10,000,000 to $5,000,000, (iv) required the Company to have a commitment by October 31, 2003 for refinancing of its existing senior credit facility and (v) required that all senior debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance the existing debt.

On October 24, 2003, the Company and its senior lenders agreed to replace Exhibit I (defines non-cash charges to be excluded from the definition of EBITDA) to the sixth amendment to the Amended and Restated Loan and Security Agreement, to further modify the definition of EBITDA to allow the exclusion of additional non-cash expenses related to certain non-compete and consulting agreements (See Note 3).

As a result of the sixth amendment to the Amended and Restated Loan and Security Agreement and the required refinancing by December 31, 2003, all amounts outstanding under the Company’s senior credit facilities are classified as current.

As a result of these events and scheduled payments, the total amount outstanding under the Company’s senior credit facility was $14,893,000 at January 31, 2004 as compared to $23,990,000 at June 30, 2003, as shown below (dollars in thousands):

	January 31, 2004	December 31, 2003	June 30, 2003
Term Loan Facility	$9,107	$9,643	$10,714
Acquisition Credit Facility	5,786	6,616	13,276
Working Capital Credit Facility	—	—	—

	$14,893	$16,259	$23,990

The Company has entered into a letter of commitment with another financial institution to refinance the amounts outstanding under the Amended and Restated Loan and Security Agreement. The Company is in the process of completing the documentation required to close this refinancing. While the Company feels confident that this transaction will occur by February 28, 2004, there are no assurances that it will be successful in doing so.

Note 3 – Non-Compete and Consulting Agreements

On August 29, 2001, the Company entered into Employment and Termination Agreements with each of Mr. A.J. Clegg and Mr. John Frock. These agreements provided, as to each of these executives, that if such executive voluntarily terminated his employment with the Company, the Company would continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company would reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company would also provide each executive with two full, annual scholarships per year for life to the Company school of his choice. In the Employment and Termination Agreements, each executive also agreed not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A.J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. Annual payments made with respect to the agreements not to compete will be expensed annually.

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

The Company and Mr. Frock are also parties to a Noncompete Agreement, dated as of March 11, 1997, which provided that the Company would make a payment to Mr. Frock of $255,000 following his termination for any reason (including, without limitation, resignation) if, within 30 days of his termination date, Mr. Frock delivered a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. On August 28, 2003, Mr. Frock resigned his employment with the Company, and delivered such a letter to the Company. Accordingly, the Company has made the payment to Mr. Frock required under the terms of this agreement, which was capitalized in the first quarter of Fiscal 2004 and will be amortized over the contract period.

On October 17, 2003, the Company announced that Scott Clegg was resigning as Vice Chairman, President and Chief Operating Officer of the Company, effective October 31, 2003.

The Company entered into a certain Separation Agreement and General Release with Mr. D. Scott Clegg dated October 15, 2003 (the “Clegg Separation Agreement”). Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg’s employment with the Company terminated on October 31, 2003, and he agreed to continue to serve the Company as a consultant through April 30, 2004 (the “Salary Continuation Period”). The Agreement provided for Mr. D. Scott Clegg to continue to receive, on a bi-weekly basis for a period of six months, that amount which he would have received as his base salary had he still been employed by the Company. The Company has agreed to continue to forgive, during each month of the Salary Continuation Period, the remaining principal amount and interest on the sum of $35,000 previously paid to him for relocation expenses. Mr. D. Scott Clegg has agreed to 20 consulting days at an additional $1,000 per day, first to be used to offset any remaining relocation balance, with any additional sums to paid in cash. In addition, Mr. D. Scott Clegg received a lump sum payment equal to the number of days of vacation, which had accrued but were unused, multiplied by his prorated daily compensation. Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg also agreed not to compete against the Company for a period of 18 months following his separation with the Company.

Note 4 – Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of dilutive earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the six months ended December 31, 2003 and December 31, 2002 and the three months ended December 31, 2002. The common stock equivalents of stock options, warrants and convertible securities issued and outstanding during each six and three month periods were not included in the computation of diluted earnings per share as they were antidilutive. Earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Basic loss per share:
Net income (loss)	$658	$(3,371)	$(1,908)	$(5,226)
Less preferred dividends	133	21	250	41

Income (loss) available for common stock	525	(3,392)	(2,158)	(5,267)

Average common stock outstanding	6,459	6,332	6,425	6,328

Basic income (loss) per share	$0.08	$(0.53)	$(0.34)	$(0.83)

Dilutive loss per share:
Income (loss) available for common stock and dilutive securities	$658	$(3,392)	$(2,158)	$(5,267)
Average common stock outstanding	6,459	6,332	6,425	6,328
Convertible preferred stock, options and warrants	2,808	—	—	—

Average common stock and dilutive securities outstanding	9,267	6,332	6,425	6,328

Dilutive income (loss) per share	$0.07	$(0.53)	$(0.34)	$(0.83)

Note 5. Discontinued Operations

Effective July 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of business. SFAS 144 modifies the accounting and reporting for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations.

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sub-lease agreement for the remaining term of that lease in excess of the future lease payment obligations. The Company recorded a charge during the six months ended December 31, 2003 of $585,000 for the write-off of the leasehold improvements related to this school.

In May 2003, the Company subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which the Company had previously operated its Fletcher Heights Charter Elementary School. The sublease with the Unified School District No. 11 is for five years with a two year out provision. The Company’s commitment under the lease expires August 2016.

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

In April 2001, the Company entered into a lease agreement to lease and open a school in the Atlanta, Georgia area by October 1, 2003. The Company decided not to pursue the development of this school and as a result, the Company was required to purchase the property on October 1, 2003 for approximately $1,860,000. The Company has listed the property with a real estate broker and is actively pursuing the sale and disposition of this property. It is anticipated that the proceeds from the sale of this property will be between $1,200,000 and $1,300,000. At June 30, 2003, the Company recorded an expected loss on the sale of this property of $594,000, which amount was included in losses from discontinued operations. Additional cost to be incurred related to this property in the future is estimated to be between $100,000 to $200,000 for related carrying cost and closing fees.

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Revenues	$1,524	$3,176	$3,114	$5,345
Operating expenses	1,488	3,517	4,035	6,607

Discontinued operations before income tax expense	36	(341)	(921)	(1,262)
Write down of property and equipment		(2,297)		(2,460)
Reserve for closed schools		—		(162)

Loss from discontinued operations before income tax benefit	36	(2,638)	(921)	(3,884)
Income tax expense (benefit)	13	(1,082)	(371)	(1,593)

Loss from discontinued operations	$23	$(1,556)	$(550)	$(2,291)

At June 30, 2003, the Company recorded a reserve for closed schools of $1,904,000. As of December 31, 2003, the Company has paid $855,000 in cash items related to this reserve. Of this amount, $255,000 is related to lease payments on closed schools and $594,000 related to the excess purchase price of certain property above its market value.

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

The table below presents information about the financial results and condition of the Company’s operating segments for the three and six months ended December 31, 2003 and 2002 (dollars in thousands):

	Private Schools	Other	Corporate	Total
Three months ended December 31,
2003
Revenues	$39,577	$615	$—	$40,192
School operating income	4,946	192	—	5,138

Depreciation and amortization:
Continuing operations	$1,110	$110	$179	$1,399
Discontinued operations	—	131		131

Total depreciation and amortization	$1,110	$241	$179	$1,530

Goodwill	39,965	—	—	39,965

Segment assets
Continuing operations	$77,793	$3,797	$3,956	$85,546
Discontinued operations	5,580	1,218		6,798

Total assets	$83,373	$5,015	$3,956	$92,344

2002
Revenues	$37,317	$549	$—	$37,866
School operating income	4,981	97	—	5,078

Depreciation and amortization
Continuing operations	$1,123	$126	$119	$1,368
Discontinued operations	101	78		179

Total depreciation and amortization	$1,224	$204	$119	$1,547

Goodwill	46,176	—	—	46,376

Segment assets
Continuing operations	$74,602	$6,153	$5,697	$86,452
Discontinued operations	6,018	4,766		10,784

Total assets	$80,620	$10,919	$5,697	$97,236

Six months ended December 31,
2003
Revenues	$74,296	$1,162	$—	$75,458
School operating income	7,185	371	—	7,556

Depreciation and amortization:
Continuing operations	$2,175	$236	$349	$2,760
Discontinued operations	586	154		740

Total depreciation and amortization	$2,761	$390	$349	$3,500

2002
Revenues	$69,376	$1,158	$—	$70,534
School operating income	6,920	282	—	7,202

Depreciation and amortization
Continuing operations	$2,231	$263	$215	$2,709
Discontinued operations	219	143		362

Total depreciation and amortization	$2,450	$406	$215	$3,071

Note 7 – Intangible Assets

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. In the first quarter of Fiscal 2004, the Company recorded $705,000 of non-compete obligations related to former employees. Such intangibles are being amortized over the life of the intangibles ranging from 3 – 20 years.

At December 31, 2003 and June 30, 2003 the Company’s intangibles assets were as follows (dollars in thousands):

	December 31, 2003	June 30, 2003
Non-compete	$3,198	$2,493
Other	1,276	1,276

	4,474	3,769
Accumulated amortization	(3,685)	(3,572)

	$789	$197

Amortization expense was $70,000 and $83,000 for the three months ended December 31, 2003 and December 31, 2002, respectively and $112,000 and $174,000 for the six months ended December 31, 2003 and December 31, 2002, respectively.

Note 8 – Stock Based Compensation

The Company accounts for options under the recognition and measurement principles of Account Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted only the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123”. Accordingly, no stock –based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 148, the Company’s net loss and net loss per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

	For the Three Months, Ended December 31,		For the Six Months, Ended December 31,
	2003	2002	2003	2002
Net income (loss) - As reported	$658	$(3,371)	$(1,908)	$(5,226)
Add: stock based compensation included in net (loss) income as reported	—	—	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(33)	(39)	(66)	(77)

Pro Forma net income (loss)	$625	$(3,410)	$(1,974)	$(5,303)

Basic income (loss) per share - as reported	$0.08	$(0.53)	$(0.34)	$(0.83)
Basic income (loss) per share - pro forma	$0.08	$(0.54)	$(0.35)	$(0.85)
Dilutive income (loss) per share - as reported	$0.07	$(0.53)	$(0.34)	$(0.83)
Dilutive income (loss) per share - proforma	$0.07	$(0.54)	$(0.35)	$(0.85)

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

Note 10 – Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on its $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $9,643,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2003 resulted in a liability of $644,000 and is included as a component of Accumulated Other Comprehensive Loss as $399,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year. As a result of the Term Loan Facility becoming due December 31, 2003 pursuant to the most recent amendment to the Amended and Restated Loan and Security Agreement, all of the interest rate swap liability is classified as a current liability.

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

On January 7, 2004, the Company announced that it had hired Thomas Frank as its new Chief Financial Officer.

On January 12, 2004, the Company announced that it had hired Patricia Miller as its new Chief Operating Officer.

Results of Operations

For the Second Quarter ended December 31, 2003 (“Second quarter 2004”) vs. the Second Quarter ended December 31, 2002 (“Second quarter 2003”)

At December 31, 2003, the Company operated 172 schools. Since December 31, 2002, the Company has opened one pre-elementary school. The Company has also closed nine schools during this period. Seven of the schools closed are included in discontinued operations and were closed prior to the expiration of their lease terms. Two additional schools closed at the end of their lease term.

Reporting periods for the second quarter and the six months ended December 31, 2003 vary from the same periods in the prior year. The variation in the reporting periods for Fiscal 2004 is a result of the timing of the calendar month end as compared to the prior year. As a result, the second quarter ended December 31, 2003 has one extra day verses the same period in the prior year and the six months ended December 31, 2003 has two extra days verses the same period in the prior year. The effects of these additional days are indicated in the respective discussion below.

Revenues

Revenues for the second quarter 2004 increased $2,326,000 or 6.1% to $40,192,000 from $37,866,000 for the second quarter 2003. The increase in revenues is primarily attributable to a full year of operations for schools opened in Fiscal 2003 tuition increases for schools opened before June 30, 2002 and an extra day in the second quarter 2004 as compared to the second quarter 2003. The revenue increase for the second quarter 2004 as compared to the second quarter 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before June 30, 2003	$37,651	$36,613	$1,038
Schools opened in Fiscal 2003	1,795	1,220	575
New schools in Fiscal 2004	175	—	175
Period end variance - one day	571	—	571
Closed schools	—	33	(33)

	$40,192	$37,866	$2,326

Schools opened before June 30, 2002 increased $1,038,000 or 2.8% in the second quarter 2004 compared to second quarter 2003. This increase was primarily due to tuition increases. The schools that opened in Fiscal 2003 had an increase in revenues of $575,000 due to normal ramp up in enrollment for newer schools. The one new school opened in the second quarter of 2004 had revenues of $175,000. The additional day in the second quarter 2004 resulted in additional revenue of $571,000 as compared to the same period last year.

School operating profit

School operating profit for the second quarter, 2004 increased $60,000 or 1.2% to $5,138,000 from $5,078,000 for the second quarter 2003. Total school operating profit as a percentage of revenue was 12.8% for the second quarter 2004 and 13.4% for the second quarter 2003. The increase in school operating profit for the second quarter 2004 as compared to the second quarter 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before June 30, 2002	$5,279	$5,586	$(307)
Schools opened in Fiscal 2003	(208)	(500)	292
New schools in Fiscal 2004	(85)	—	(85)
Period end variance - one day	152	—	152
Closed schools	—	(8)	8

	$5,138	$5,078	$60

Operating profit from schools opened before June 30, 2002 decreased $307,000 in the second quarter 2004 compared to the second quarter 2003. School operating profit as a percentage of applicable revenue for these schools decreased to 14.0% in second quarter 2004 from 15.3% in second quarter 2003. This decrease is primarily due to increases in school labor cost, increases in insurance costs for health care benefits and annual rent increases.

The schools that opened in Fiscal 2003 had a reduction in school operating losses of $292,000 due in part to normal ramp up in enrollment for schools in their second year of operations. New schools opened in Fiscal 2004 had losses of $85,000 due in part to the normal new school enrollment ramp up period. The additional day in the second quarter 2004 resulted in additional school operating profit of $152,000 as compared to the same period last year.

General and administrative expenses

General and administrative expenses increased $174,000 from $3,005,000 for the second quarter 2003 to $3,179,000 for the second quarter 2004. The increase in general and administrative expenses from the second quarter 2003 to the second quarter of 2004 were due primarily to increases in recruiting and relocation.

Transaction related cost

Transaction related costs during the second quarter 2003 of $600,000 were related to legal and professional fees associated with a merger agreement that was terminated on February 3, 2003.

Goodwill Impairment

Due to the termination of a merger agreement and the decline in the stock price in the second quarter of Fiscal 2003, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000.

Operating Income (Loss)

As a result of the factors mentioned above, operating income increased $2,686,000 from a loss of $727,000 for the second quarter 2003 to a profit of $1,959,000 for the second quarter 2004.

Interest expense

Interest expense increased $259,000 or 31.7% from $817,000 for the second quarter 2003 to $1,076,000 for the second quarter 2004. The increase in interest expense is related to $387,000 in fees paid to Fleet Bank in connection with amendments to the Company’s senior credit facility. This increase was offset by reduced interest on the Company’s senior debt as a result of debt repayments.

Income tax benefit

Income tax expense for the second quarter 2004 was $312,000 as compared to $269,000 for the same period in the prior year. The Company’s effective tax rate for the second quarter 2004 was 33% and is less than the statutory rate of 38% due to the realization of some of the Company’s deferred tax assets.

Discontinued operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2003	2002
Revenues	$1,524	$3,176
Operating expenses	1,488	3,517

Discontinued operations before income tax expense	36	(341)

Write down of property and equipment		(2,297)
Reserve for closed schools		—

Loss from discontinued operations before income tax benefit	36	(2,638)

Income tax expense (benefit)	13	(1,082)

Loss from discontinued operations	$23	$(1,556)

Net loss

As a result of the above factors, the Company had net income of $658,000 for the second quarter 2004 as compared to a net loss of $3,371,000 in the second quarter 2003

For the Six Months ended December 31, 2003 vs. the Six Months ended December 31, 2002

Revenues

Revenues for the six months ended December 31, 2003 increased $4,924,000 or 7.0% to $75,458,000 from $70,534,000 for the same period in prior year. The increase in revenues is primarily attributable to a full year of operations for schools opened in Fiscal 2003, tuition increases for schools opened before June 30, 2002, and two additional days in the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. The revenue increase for the six months ended December 31, 2003 as compared to six months ended December 31, 2002 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before June 30, 2003	$70,470	$68,677	$1,793
Schools opened in Fiscal 2003	3,407	1,780	1,627
New schools in Fiscal 2004	262	—	262
Period end variance - 2 days	1,319	—	1,319
Closed schools	—	77	(77)

	$75,458	$70,534	$4,924

Schools opened before June 30, 2002 increased $1,793,000 or 2.6% in the six months ended December 31, 2003 compared to the same period in the prior year. This increase was primarily due to tuition increases. The schools that opened in Fiscal 2003 had an increase in revenues of $1,627,000 due to normal ramp up in enrollment for newer schools. The one new school opened in Fiscal 2004 had revenues of $262,000. The two additional days in the six months ended December 31, 2003 resulted in additional revenue of $1,319,000 as compared to the same period last year.

School operating profit

School operating profit for the six months ended December 31, 2003 increased $354,000 or 4.9% to $7,556,000 from $7,202,000 for the same period in the prior year. Total school operating profit, as a percentage of revenue was 10.0% for the six months ended December 31, 2003 and 10.2% for six months ended December 31, 2002. The increase in school operating profit for the six months ended December 31, 2003 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before June 30, 2003	$7,820	$8,460	$(640)
Schools opened in Fiscal 2003	(449)	(1,199)	750
New schools in Fiscal 2004	(202)	—	(202)
Period end variance - 2 days	390	—	390
Closed schools	(3)	(59)	56

	$7,556	$7,202	$354

Operating profit from schools opened before June 30, 2002 decreased $640,000 in the six months ended December 31, 2003 as compared to the same period in the prior year. School operating profit as a percentage of applicable revenue for these schools decreased to 11.1% in the six months ended December 31, 2003 from 12.3% during the same period in the prior year. This decrease is primarily due to increases in school labor cost, increases in insurance costs for health care benefits and annual rent increases.

The schools that opened in Fiscal 2003 had increases in school operating profit of $750,000 due in part to normal ramp up in enrollment for schools in their second year of operations. New schools opened in Fiscal 2004 had losses of $202,000 due in part to the normal new school enrollment ramp up period. The two additional days in six months ended December 31, 2003 resulted in additional school operating profit of $390,000 as compared to the same period last year.

General and administrative expenses

General and administrative expenses increased $2,173,000 from $5,716,000 for the six months ended December 31, 2002 to $7,889,000 for the six months ended December 31, 2003. The largest portion of this increase was a $1,500,000 charge related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage of approximately $210,000. In addition, general and administrative expenses increases were due to increases in recruiting and relocation costs.

Transaction related cost

Transaction related costs during the six months ended December 31, 2002 of $1,018,000 were related to legal and professional fees associated with a merger agreement that was terminated on February 3, 2003.

Goodwill Impairment

Due to the termination of a merger agreement and the decline in the stock price in the second quarter of Fiscal 2003, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000.

Operating Loss

As a result of the factors mentioned above, operating loss decreased $1,399,000 from a loss of $1,732,000 for the six months ended December 31, 2002 to a loss of $333,000 for the six months ended December 31, 2003.

Interest expense

Interest expense increased $230,000 or 13.6% from $1,689,000 for the six months ended December 31, 2002 to $1,919,000 for the six months ended December 31, 2003. The increase in interest expense is related to $445,000 in fees paid to Fleet Bank in connection with amendments to the Company’s senior credit facility. This increase was offset by reduced interest on the Company’s senior debt as a result of debt repayments.

Income tax benefit

Income tax benefit for the six months ended December 31, 2003 was $840,000 as compared to $511,000 for the same period in the prior year. The Company’s effective tax rate for the six months ended December 31, 2003 was 38% and for the six months ended December 31, 2002 it was 14.8%.

Discontinued operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Six Months Ended December 31,
	2003	2002
Revenues	$3,114	$5,345
Operating expenses	4,035	6,607

Discontinued operations before income tax expense	(921)	(1,262)
Write down of property and equipment		(2,460)
Reserve for closed schools		(162)

Loss from discontinued operations before income tax benefit	(921)	(3,884)
Income tax expense (benefit)	(371)	(1,593)

Loss from discontinued operations	$(550)	$(2,291)

Net loss

As a result of the above factors, the Company’s net loss decreased by $3,318,000 to $1,908,000 for the six months ended December 31, 2003 as compared to a net loss of $5,226,000 in the six months ended December 31, 2002

Liquidity and Capital Resources

On May 28, 2003, the Company entered into its fifth amendment to the Amended and Restated Loan and Security Agreement. This amendment (i) waived the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, (ii) reset future required financial covenant ratios, (iii) changed the maturity of the Acquisition Credit Facility to December 31, 2003, (iv) increased the interest rate spread over the prime rate, required a capital infusion of at least $5,000,000 by June 30, 2003, (v) required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the Acquisition Credit Facility by August 30, 2003, and (vi) placed a limitation on capital expenditures.

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

On September 9, 2003 the Company completed a private placement of an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, for a purchase price of $3,000,000. The Series F Preferred Stock is convertible into Common Stock at a conversion rate of one share of Common Stock for each Series F Convertible Preferred Stock. The proceeds from the issuance of the Series F Convertible Preferred Stock was used for (i) the repayment of debt, (ii) to meet certain bank covenants related to capital expenditure requirements, (iii) to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, (iv) requirements for working capital and other general corporate purposes.

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement. This amendment (i) modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with the Company’s Fiscal 2003 and its first quarter Fiscal 2004 results to be excluded from EBITDA, (ii) required a $1,000,000 pay down on the Acquisition Credit Facility, (iii) reduced the Working Capital Line of Credit from $10,000,000 to $5,000,000, (iv) required the Company to have a commitment by October 31, 2003 for refinancing of its existing senior credit facility and (v) required that all senior debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance the existing debt.

On October 24, 2003, the Company and its senior lenders agreed to replace Exhibit I (defines non-cash charges to be excluded from the definition of EBITDA) to the sixth amendment to the Amended and Restated Loan and Security Agreement, to further modify the definition of EBITDA to allow the exclusion of additional non-cash expenses related to certain non-compete and consulting agreements (See Note 3).

As a result of the sixth amendment to the Amended and Restated Loan and Security Agreement and the required refinancing by December 31, 2003, all amounts outstanding under the Company’s senior credit facilities are classified as current.

As a result of these events and scheduled payments, the total amount outstanding under the Company’s senior credit facility was $14,893,000 at January 31, 2003 as compared to $23,990,000 at June 30, 2003, as shown below (dollars in thousands):

	January 31, 2004	December 31, 2003	June 30, 2003
Term Loan Facility	$9,107	$9,643	$10,714
Acquisition Credit Facility	5,786	6,616	13,276
Working Capital Credit Facility	—	—	—

	$14,893	$16,259	$23,990

The Company has entered into a letter of commitment with another financial institution to refinance the amounts outstanding under the Amended and Restated Loan and Security Agreement. The Company is in the process of completing the documentation required to close this refinancing. While the Company feels confident that this transaction will occur by February 28, 2004, there are no assurances that it will be successful in doing so.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools.

Total cash and cash equivalents decreased by $769,000 from $4,722,000 at June 30, 2003 to $3,953,000 at December 31, 2003. The decrease was primarily related to $3,647,000 in capital expenditures and repayments on senior and subordinated debt of $8,006,000. The use of cash was offset by cash provided from operations totaling $3,585,000 (primarily as a result of an increase from unearned income of $1,142,000 and a decrease from accounts receivable of $1,055,000) proceeds from the sale of preferred stock of $2,920,000, and $3,935,000 in proceeds from the sale of the Arizona property. .

At June 30, 2003, the Company recorded a reserve for closed schools of $1,904,000. As of December 31, 2003, the Company has paid $855,000 in cash items related to this reserve. Of this amount, $255,000 is related to lease payments on closed schools and $594,000 related to the excess purchase price of certain property above its market value.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows: (dollars in thousands)

	Total	For the Fiscal Year ended June 30,
		2004	2005	2006	2007	2008	Thereafter
Long term debt and capital lease obligations	$35,465	$24,860	$235	$5,360	$5,010	$—	$—
Letters of credit	736	736
Swap agreement	778	778	—	—
Operating leases	227,487	26,126	25,151	24,168	22,616	21,159	108,267
Non-competes and consulting contracts	2,205	705	450	450	300	300

Total	$266,671	$53,205	$25,836	$29,978	$27,926	$21,459	$108,267

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

The Company files a U.S. federal income tax return and various state income tax returns, which are subject to examination by tax authorities. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company’s estimated tax liability is subject to change as examinations of specific tax years are completed in the respective jurisdictions including possible adjustments related to the nature and timing of deductions and the local allocation of income.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swap agreements.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company had no cash flow exposure due to rate changes on its 12.0%, $10,000,000 senior subordinated debt at December 31, 2003 and June 30, 2003. The Company also had no cash flow exposure on certain mortgages, notes payable, capitalized leases and subordinate debt agreements aggregating $1,307,000 and $1,731,000 at December 31, 2003 and June 30, 2003, respectively. However, the Company does have cash flow exposure on two of its credit facilities under the Amended and Restated Loan and Security Agreement. The Working Capital and the Acquisition Credit Facility are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $58,000 and $64,000 for the six months ended December 31, 2003 and 2002, respectively.

Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on the $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At December 31, 2003 the Company’s interest rate swap contract outstanding had a total notional amount of $9,643,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.48% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2003 which resulted in a liability of $644,000, and is included as a component of Accumulated Other Comprehensive Loss as $399,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year. As a result of the Term Loan Facility becoming due December 31, 2003 pursuant to a recent amendment to the Amended and Restated Loan and Security Agreement, all of the interest rate swap liability is included as a current liability.

Item 4 Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 4 - Submission of Matters to Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

(B) Reports on Form 8-K

1.	On September 30, 2003, the Registrant filed a Current Report on Form 8-K announcing information regarding the Company’s earnings for the fiscal year ended June 30, 2003 (Items 5 and 7).

2.	On October 17, 2003, the Registrant filed a Current Report on Form 8-K announcing the resignation of Scott Clegg as Vice Chairman, President and Chief Operating Officer of the Company (Items 5 and 7).

3.	On October 23, 2003, the Registrant filed a Current Report on Form 8-K announcing the hiring of Osborne F. Abby, Jr., Ed.D. as Vice President of Education (Items 5 and 7).

4.	On November 13, 2003, the Registrant filed a Current Report on Form 8-K announcing information regarding the Company’s first quarter performance (Items 5 and 7).

5.	On December 31, 2003, the Registrant filed a Current Report on Form 8-K announcing certain developments regarding the restructuring of the Company’s senior debt (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: February 17, 2004	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)