Form 10-Q
period 2004-03-31
NOBEL LEARNING COMMUNITIES INC
filed 2004-05-14
CIK 721237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 6,837,707 shares of Common Stock outstanding at May 10, 2004.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	(unaudited) March 31, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$4,173	$4,722
Accounts receivable, less allowance for doubtful accounts of $912 at March 2004 and $803 at June 2003	3,706	5,111
Notes receivable	113	220
Refundable income taxes	715	1,203
Deferred tax asset	2,150	2,941
Prepaid rent	2,460	2,455
Prepaid insurance and other	1,547	1,941
Property and equipment held for sale	4,750	8,503

Total Current Assets	19,614	27,096

Property and equipment, at cost	62,431	57,602
Accumulated depreciation and amortization	(35,212)	(30,147)

Total property and equipment	27,219	27,455

Goodwill	39,965	39,965
Intangible assets, net	719	197
Investment, net of $1,000 allowance	1,500	1,500
Deferred tax asset	952	863
Deposits and other assets	1,858	892

Total Assets	$91,827	$97,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term obligations	$2,628	$24,860
Current portion of swap contract	145	910
Cash overdraft liability	1,412	3,429
Accounts payable and other current liabilities	11,809	10,662
Unearned income	11,508	10,330

Total Current Liabilities	27,502	50,191

Long-term obligations	13,424	677
Long-term subordinated debt	9,881	9,928
Swap contract	472	—
Other long term liabilities	1,130	3
Minority interest in consolidated subsidiary	74	94

Total Liabilities	52,483	60,893

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 6,015,807 at March 2004 and 5,920,797 at June 2003. $13,676 and $11,524 aggregate liquidation preference at March 2004 and June 2003, respectively	6	6
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 6,837,707 at March 2004 and 6,612,109 at June 2003, outstanding 6,615,070 at March 2004 and 6,381,599 at June 2003	7	6
Treasury stock, cost; 230,510 shares	(1,375)	(1,375)
Additional paid-in capital	51,187	47,753
Accumulated deficit	(10,099)	(8,778)
Accumulated other comprehensive loss	(382)	(537)

Total Stockholders’ Equity	39,344	37,075

Total Liabilities and Stockholders’ Equitiy	$91,827	$97,968

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Revenues	$40,611	$39,153	$116,068	$109,687

Operating expenses:
Personnel costs	19,571	18,453	56,282	52,458
School operating costs	5,561	5,303	17,085	15,750
Insurance, taxes, rent and other	8,786	8,484	26,003	24,660
Depreciation and amortization	1,398	1,303	3,803	3,798
New school development	19	4	63	213

Total operating expenses	35,335	33,547	103,236	96,879

School operating profit	5,276	5,606	12,832	12,808

Goodwill impairment	—	—	—	2,200
Transaction related cost	—	—	—	1,018
General and administrative expenses	2,919	3,141	10,807	8,857

Operating income	2,357	2,465	2,025	733
Interest expense	805	846	2,725	2,535
Other income	(37)	(233)	(96)	(218)
Minority interest in income	31	5	36	15

Income (Loss) from continuing operations before income taxes	1,558	1,847	(640)	(1,599)
Income tax expense (benefit)	577	757	(262)	246

Income (loss) from continuing operations	981	1,090	(378)	(1,845)
Loss from discontinued operations, net of income tax effect	(12)	(237)	(561)	(2,528)

Net income (loss)	969	853	(939)	(4,373)
Preferred stock dividends	132	20	382	61

Income (loss) available to common shareholders	$837	$833	$(1,321)	$(4,434)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.13	$0.17	$(0.11)	$(0.30)
Discontinued operations	0.00	$(0.04)	$(0.09)	(0.40)

Income (loss) per share	$0.13	$0.13	$(0.20)	$(0.70)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.10	$0.14	$(0.11)	$(0.30)
Discontinued operations	(0.00)	(0.03)	(0.09)	(0.40)

Income (loss) per share	$0.10	$0.11	$(0.20)	$(0.70)

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

For the Nine Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
Cash Flows from Operating Activities:
Net loss	$(939)	$(4,373)

Adjustments to Reconcile Net loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	5,110	4,635
Non-compete and consulting contracts	896	—
Amortization of debt discount	96	96
Provision for losses on accounts receivable	378	180
Provision for deferred taxes	703	—
Fixed asset write-offs	—	2,622
Goodwill impairment	—	2,200
Gain on sale of property	(76)	—
Other	65	18

Changes in Assets and Liabilities:
Accounts receivable	1,621	(819)
Prepaid assets	390	966
Other assets and liabilities	(969)	227
Unearned income	1,178	1,866
Accounts payable and accrued expenses	213	(983)

Total Adjustments	9,605	11,008

Net Cash Provided by Operating Activities	8,666	6,635

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,798)	(4,543)
Proceeds from sale of property and equipment	3,935	—
Repayment on note receivable		100
Issuance of notes receivable	—	(85)

Net Cash Provided (Used) in Investing Activities	(863)	(4,528)

Cash Flows from Financing Activities:
Proceeds from revolving line of credit	—	1,646
Proceeds from the issuance of debt	14,995	—
Repayment of long term debt	(23,991)	(1,607)
Repayment of subordinated debt	(410)	(1,215)
Proceeds from the issuance of preferred stock	2,895	—
Cash overdraft	(2,018)	12
Repayment of capital lease obligation	(220)	(110)
Dividends paid to preferred stockholders	(60)	(62)
Cash distribution of minority interest	(56)	(158)
Proceeds from exercise of stock options and warrants	513	25

Net Cash (Used) in Financing Activities	(8,352)	(1,469)

Net decrease in cash and cash equivalents	(549)	638
Cash and cash equivalents at beginning of period	4,722	1,787

Cash and cash equivalents at end of period	$4,173	$2,425

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Nine Months Ended March 31, 2004

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
June 30, 2003	5,920,797	$6	6,612,109	$6	$(1,375)	$47,753	$(8,778)	$(537)	$37,075

Comprehensive loss:
Net loss	—	—	—	—	—	—	(939)	—	(939)
Swap contract, net of tax	—	—	—	—	—	—	—	155	155

Total comprehensive loss									(784)
Issuance of preferred stock	588,236	1	—	—	—	2,894	—	—	2,895
Preferred stock converted	(493,226)	—	127,266	—
Stock options exercised			98,332	—		513			513
Compensation for non employee stock options	—	—	—	—	—	27	—	—	27
Preferred dividends	—	—	—	—	—	—	(382)	—	(382)

March 31, 2004	6,015,807	$7	6,837,707	$6	$(1,375)	$51,187	$(10,099)	$(382)	$39,344

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the nine months ended March 31, 2004 and 2003

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

Note 2 – Liquidity

Refinancing

On February 20, 2004, the Company completed a refinancing of its senior credit facility and its senior subordinated debt.

The Company entered into a $23,000,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provides for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 working capital line (the “Working Capital Line”). Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restated Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Working Capital Line is scheduled to terminate on February 15, 2009. Up to $3,000,000 of the Working Capital Line may be used for the issuance of letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and are collateralized by a pledge of stock of the Company’s subsidiaries. In addition, the Credit Agreement is secured by liens on real property owned by the Company. At March 31, 2004, the Company had $14,995,000 outstanding under the Term Loan and no amounts outstanding under the Working Capital Line.

The Credit Agreement bear interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals: (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.25% to 3.75%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 1.00% to 1.5%. At March 31, 2004, the weighted average interest rate on the Credit Agreement was 8.03%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreements bearing interest based on an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.0% to 3.5%. At March 31, 2004, the Company had $1,246,000 committed under outstanding letters of credit.

On February 20, 2004, the Company also retired its existing $10,000,000 senior subordinated debt outstanding with Allied Capital Corporation by issuing a $5,000,000 senior subordinated note to Blesbok LLC and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (the “Notes”). The Notes are due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments on the Notes, in whole or in part, after February 20, 2005.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed leverage ratios.

In connection with the issuance of the Credit Agreement and the Notes, the Company incurred $1,300,000 of cost related to legal, investment banking and commitment fees. The fees have been capitalized and will be amortized over the term of the agreements. In addition, the Company expensed $82,000 of unamortized debt fees related to the retirement of the senior subordinated note issued to Allied Capital Corporation.

Amendments related to the Amended and Restated Loan and Security Agreement with Fleet Bank Retired by the February 20, 2004 Refinancing

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement with Fleet Bank. This amendment (i) modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with the Company’s Fiscal 2003 and its first quarter Fiscal 2004 results to be excluded from EBITDA, (ii) required a $1,000,000 pay down on the acquisition credit facility, (iii) reduced its working capital line of credit from $10,000,000 to $5,000,000, (iv) required the Company to have a commitment by October 31, 2003 for refinancing of its existing senior credit facility and (v) required that all of the Company’s senior debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance its existing debt.

On October 24, 2003, the Company and its senior lenders agreed to replace Exhibit I (which defined non-cash charges excluded from the definition of EBITDA) to the sixth amendment to the Amended and Restated Loan and Security Agreement, to further modify the definition of EBITDA to allow the exclusion of additional non-cash expenses related to certain non-compete and consulting agreements (See Note 3).

On May 28, 2003, the Company entered into its fifth amendment to the Amended and Restated Loan and Security Agreement with Fleet Bank. This amendment (i) waived the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, (ii) reset future required financial covenant ratios, (iii) changed the maturity of the acquisition credit facility to December 31, 2003, (iv) increased the interest rate spread over the prime rate, required a capital infusion of at least $5,000,000 by June 30, 2003, (v) required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the acquisition credit facility by August 30, 2003, and (vi) placed a limitation on capital expenditures.

In connection with the above amendments, the company incurred $465,000 in fees paid to Fleet Bank which are reflected in interest expense.

Issuance of Preferred Stock

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000. The Series F Convertible Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of one share of Common Stock for each share of Series F Convertible Preferred Stock. Holders of Series F Convertible Preferred Stock are entitled to dividends, which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series F Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. In addition, if during the 12 month period ending June 2004, the Company’s EBITDA is less than $12,000,000, the dividend rate would increase to 8% until the Company achieves an EBITDA of at least $14,000,000. The dividends will be paid in kind with additional shares of Series F Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the Common Stock. Upon liquidation, the holders of Series F Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the Common Stock, the Series F

Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series F Purchase Price, or the amount such holders would have received if all shares of Series F Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation. Each outstanding share of Series F Convertible Preferred Stock shall be entitled to .9623 of a vote, subject to adjustment. The proceeds from the issuance of the Series F Convertible Preferred Stock were used for the repayment of debt, to meet certain bank covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes.

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

Conversion of Preferred Stock

During the nine months ended March 31, 2004, 90,000 shares of Series A Preferred Stock were converted into 26,460 shares of common stock and 403,226 shares of Series C Preferred Stock were converted into 100,806 shares of common stock.

Sale of Property

On August 28, 2003, the Company completed the sale of an owned school located in the greater Phoenix, Arizona area and received net proceeds of $3,935,000. On September 2, 2003, the Company used the proceeds from the sale of the Arizona property to make a required $4,000,000 payment against the acquisition credit facility.

As a result of these events and scheduled payments, the total amount outstanding under the Company’s senior credit bank agreements was $14,995,000 at March 31, 2004 as compared to $23,990,000 at June 30, 2003, as shown below (dollars in thousands):

	March 31, 2004	June 30, 2003
Term Loan Facility	$14,995	$10,714
Acquisition Credit Facility	n/a	13,276
Working Capital Credit Facility	—	—

	$14,995	$23,990

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

The Company entered into a certain Separation Agreement and General Release with Mr. D. Scott Clegg dated October 15, 2003 (the “Clegg Separation Agreement”). Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg’s employment with the Company terminated on October 31, 2003, and he agreed to continue to serve the Company as a consultant through April 30, 2004 (the “Salary Continuation Period”). The Agreement provided for Mr. D. Scott Clegg to continue to receive, on a bi-weekly basis for a period of six months, that amount which he would have received as his base salary had he still been employed by the Company. The Company agreed to continue to forgive, during each month of the Salary Continuation Period, the remaining principal amount and interest on the sum of $35,000 previously paid to him for relocation expenses. Mr. D. Scott Clegg agreed to 20 consulting days at an additional $1,000 per day, first to be used to offset any remaining relocation balance, with any additional sums to paid in cash. In addition, Mr. D. Scott Clegg received a lump sum payment equal to the number of days of vacation, which had accrued but were unused, multiplied by his prorated daily compensation. Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg also agreed not to compete against the Company for a period of 18 months following his separation with the Company.

Note 4 - Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company was in a loss position for the nine months ended March 31, 2004 and March 31, 2003. The common stock equivalents of stock options, warrants and convertible securities issued and outstanding during each nine month period were not included in the computation of diluted earnings per share as they were antidilutive. Earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Basic and diluted loss per share:
Net income (loss)	$969	$853	$(939)	$(4,373)
Less preferred dividends	132	20	382	61

Income (loss) available for common stock	837	833	(1,321)	(4,434)

Average common stock outstanding	6,578	6,332	6,476	6,330

Basic income (loss) per share	$0.13	$0.13	$(0.20)	$(0.70)

Diluted loss per share:
Income (loss) available for common stock and dilutive securities	969	853	(1,321)	(4,434)
Average common stock outstanding	6,578	6,332	6,476	6,330
Options, warrants and convertible preferred stock	2,764	1,192	—	—

Average common stock and dilutive securities outstanding	9,342	7,524	6,476	6,330

Dilutive income (loss) per share	$0.10	$0.11	$(0.20)	$(0.70)

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

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sub-lease agreement for the remaining term of that lease in excess of the future lease payment obligations. The Company recorded a charge during the nine months ended March 31, 2004 of $585,000 for the write-off of the leasehold improvements related to this school.

In May 2003, the Company subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which the Company had previously operated its Fletcher Heights Charter Elementary School. The sublease with the Unified School District No. 11 is for five years with a provision to terminate the sublease after two years. The Company’s commitment under the lease expires August 2016.

In the second quarter of Fiscal 2003, the Company entered into an agreement to sell its Desert Heights Charter Elementary School and reduced the carrying value of that property to its net realizable value of $3,850,000. The Company recorded a charge of $2,297,000 for the write-down of this asset to its net realizable value. In August 2003, the Company sold to Partnership With Parents, Inc. (an Arizona non-profit corporation), for $3,935,000, the premises at which the Company had previously owned and operated its Desert Heights Charter Elementary School.

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

In April 2001, the Company entered into a lease agreement to lease and open a school in the Atlanta, Georgia area by October 1, 2003. The Company decided not to pursue the development of this school and as a result, the Company was required to purchase the property on October 1, 2003 for approximately $1,860,000. The Company has listed the property with a real estate broker and is actively pursuing the sale and disposition of this property. It is anticipated that the proceeds from the sale of this property will be between $1,150,000 and $1,250,000. At June 30, 2003, the Company recorded an expected loss on the sale of this property of $594,000, which amount was included in losses from discontinued operations. Additional cost related to this property to be incurred in the future is estimated to be between $100,000 to $200,000 for related carrying cost and closing fees.

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues	$1,554	$3,195	$4,669	$8,539
Operating expenses	1,573	3,597	5,609	10,202

School operating loss	(19)	(402)	(940)	(1,663)

Write down of property and equipment		—		(2,460)
Reserve for closed schools		—		(162)

Loss from discontinued operations before income tax benefit	(19)	(402)	(940)	(4,285)

Income tax benefit	(7)	(165)	(379)	(1,757)

Loss from discontinued operations	$(12)	$(237)	$(561)	$(2,528)

At June 30, 2003, the Company recorded a reserve for closed schools of $1,904,000. As of March 31, 2004, the Company had paid $964,000 in cash items related to this reserve. Of this amount, $370,000 is related to lease payments on closed schools and $594,000 related to carrying cost and other expenses above the market value of property purchased in Atlanta, Georgia.

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

The table below presents information about the financial results and condition of the Company’s operating segments for the three and nine months ended March 31, 2004 and 2003 (dollars in thousands):

	Private Schools	Other	Corporate	Total
Three months ended March 31,
2004
Revenues	$40,011	$600	$—	$40,611
School operating income	5,050	226	—	5,276

Depreciation and amortization:
Continuing operations	$1,264	$118	$189	$1,571
Discontinued operations	20	19		39

Total depreciation and amortization	$1,284	$137	$189	$1,610

Goodwill	39,965	—	—	39,965

Segment assets
Continuing operations	$78,448	$3,460	$3,673	$85,581
Discontinued operations	5,592	654		6,246

Total assets	$84,040	$4,114	$3,673	$91,827

2003
Revenues	$38,584	$569	$—	$39,153
School operating income	5,465	141	—	5,606

Depreciation and amortization
Continuing operations	$1,094	$126	$173	$1,393
Discontinued operations	98	73		171

Total depreciation and amortization	$1,192	$199	$173	$1,564

Goodwill	46,176	—	—	46,176

Segment assets
Continuing operations	$75,032	$5,597	$5,886	$86,515
Discontinued operations	5,953	5,645		11,598

Total assets	$80,985	$11,242	$5,886	$98,113

Nine months ended March 31,
2004
Revenues	$114,306	$1,762	$—	$116,068
School operating income	12,235	597	—	12,832

Depreciation and amortization:
Continuing operations	$3,400	$354	$577	$4,331
Discontinued operations	607	172		779

Total depreciation and amortization	$4,007	$526	$577	$5,110

2003
Revenues	$107,960	$1,727	$—	$109,687
School operating income	12,385	423	—	12,808

Depreciation and amortization
Continuing operations	$3,151	$389	$581	$4,121
Discontinued operations	297	217		514

Total depreciation and amortization	$3,448	$606	$581	$4,635

Note 7 – Intangible Assets

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. In the first quarter of Fiscal 2004, the Company recorded $705,000 of non-compete obligations related to former employees. Such intangibles are being amortized over the life of the intangibles ranging from 3 – 20 years.

At March 31, 2004 and June 30, 2003 the Company’s intangibles assets were as follows (dollars in thousands):

	March 31, 2004	June 30, 2003
Non-compete	$3,198	$2,493
Other	1,176	1,176

	4,374	3,669
Accumulated amortization	(3,655)	(3,472)

	$719	$197

Amortization expense was $70,000 and $83,000 for the three months ended March 31, 2004 and March 31, 2003, respectively and $182,000 and $258,000 for the nine months ended March 31, 2004 and March 31, 2003, respectively.

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

	For the Three Months, Ended March 31,		For the Nine Months, Ended March 31,
	2004	2003	2004	2003
Net income (loss) - As reported	$969	$853	$(939)	$(4,373)
Add: stock based compensation included in net (loss) income as reported	—	—	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(23)	(24)	(70)	(72)

Pro Forma net income (loss)	$946	$829	$(1,009)	$(4,445)

Basic income (loss) per share - as reported	$0.13	$0.13	$(0.20)	$(0.70)
Basic income (loss) per share - pro forma	$0.13	$0.13	$(0.21)	$(0.71)
Diluted income (loss) per share - as reported	$0.10	$0.11	$(0.20)	$(0.70)
Diluted income (loss) per share - pro forma	$0.10	$0.11	$(0.21)	$(0.71)

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

Note 10 - Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on its $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2004 the Company’s interest rate swap contract outstanding had a total notional amount of $9,643,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at March 31, 2004 resulted in a liability of $617,000 and is included as a component of Accumulated Other Comprehensive Loss as $382,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

On February 20, 2004, the Company transferred it rights under the interest rate swap agreement to Harris Trust and Savings Bank which continues the existence of the interest rate swap. Under the assignment, $9,643,000 of the term loan has been allocated to the swap agreement, which retains the same terms and conditions.

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

On July 25, 2003, George Bernstein was appointed as the Company’s Chief Executive Officer and appointed to its Board of Directors.

On September 3, 2003, Jeanne Marie Welsko was hired as the Company’s Vice President of Human Resources.

On October 17, 2003 the Company announced that Scott Clegg was resigning as Vice Chairman, President and Chief Operating Officer of the Company, effective October 31, 2003.

On October 23, 2003, the Company announced that it had hired Osborne F. Abbey, Jr., Ed.D. as its new Vice President of Education, effective December 1, 2003.

On January 7, 2004, the Company announced that it had hired Thomas Frank as its new Chief Financial Officer.

On January 12, 2004, the Company announced that it had hired Patricia Miller as its new Chief Operating Officer.

Results of Operations

For the Third Quarter ended March 31, 2004 (“third quarter 2004”) vs. the Third Quarter ended March 31, 2003 (“third quarter 2003”)

At March 31, 2004, the Company operated 172 schools. Since March 31, 2003, the Company has opened one pre-elementary school. The Company has also closed nine schools since March 31, 2003. Seven of the schools closed are included in discontinued operations and were closed prior to the expiration of their lease terms. Two additional schools closed at the end of their lease term.

Revenues

Revenues for the third quarter 2004 increased $1,458,000 or 3.7% to $40,611,000 from $39,153,000 for the third quarter 2003. The increase in revenues is primarily attributable to a full year of operations for schools opened in Fiscal 2003 and tuition increases for schools opened before Fiscal 2003. The revenue increase for the third quarter 2004 as compared to the third quarter 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before Fiscal 2003	$38,533	$37,734	$799
Schools opened in Fiscal 2003	1,879	1,408	471
New schools in Fiscal 2004	199	—	199
Closed schools	—	11	(11)

	$40,611	$39,153	$1,458

Schools opened before Fiscal 2003 increased $799,000 or 2.1% in the third quarter 2004 compared to third quarter 2003. This increase was primarily due to tuition increases. The schools that opened in Fiscal 2003 had an increase in revenues of $471,000 due to normal ramp up in enrollment for newer schools. The one new school opened in the second quarter of 2004 had revenues of $199,000.

School operating profit

School operating profit for the third quarter, 2004 decreased $330,000 or 5.9% to $5,276,000 from $5,606,000 for the third quarter 2003. Total school operating profit as a percentage of revenue was 13% for the third quarter 2004 and 14.3% for the third quarter 2003. The decrease in school operating profit for the third quarter 2004 as compared to the third quarter 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before Fiscal 2003	$5,555	$5,968	$(413)
Schools opened in Fiscal 2003	(191)	(348)	157
New schools in Fiscal 2004	(88)	—	(88)
Closed schools	—	(14)	14

	$5,276	$5,606	$(330)

Operating profit from schools opened before Fiscal 2003 decreased $413,000 in the third quarter 2004 compared to the third quarter 2003. School operating profit as a percentage of applicable revenue for these schools decreased to 14.4% in the third quarter 2004 from 15.8% in the third quarter 2003. This decrease is primarily due to increases in school labor cost, increases in insurance costs for health care benefits and annual rent increases.

The schools that opened in Fiscal 2003 had a reduction in school operating losses of $157,000 due in part to normal ramp up in enrollment for schools in their second year of operations. New schools opened in Fiscal 2004 had losses of $88,000 due in part to the normal new school enrollment ramp up period.

General and administrative expenses

General and administrative expenses decreased $222,000 from $3,141,000 for the third quarter 2003 to $2,919,000 for the third quarter 2004. The decrease in general and administrative expenses from the third quarter 2003 to the third quarter of 2004 were due primarily to decreases in professional fees and repayment from an insurance claim related to legal fees incurred from a stockholder suit that was dismissed.

Operating Income

As a result of the factors mentioned above, operating income decreased $108,000 from $2,465,000 for the third quarter 2003 to $2,357,000 for the third quarter 2004.

Interest expense

Interest expense decreased $41,000 or 4.8% from $846,000 for the third quarter 2003 to $805,000 for the third quarter 2004. The decrease in interest expense is related to reduced interest on the Company’s senior debt as a result of debt repayments which were offset by an increase in the amortization of fees associated with the refinancing of the Company’s senior debt in February 20, 2004 of $22,000 and the write-off of the remaining fees associated with the refinanced debt of $81,000.

Income tax expense

Income tax expense for the third quarter 2004 was $577,000 as compared to $757,000 for the same period in the prior year. The Company’s effective tax rate for the third quarter 2004 was 37% and is comparable to the prior period.

Discontinued operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2004	2003
Revenues	$1,554	$3,195
Operating expenses	1,573	3,597

School operating loss	(19)	(402)

Write down of property and equipment	—	—
Reserve for closed schools	—	—

Loss from discontinued operations before income tax benefit	(19)	(402)

Income tax (benefit)	(7)	(165)

Loss from discontinued operations	$(12)	$(237)

Net Income

As a result of the above factors, the Company’s net income was $969,000 for the third quarter 2004 as compared to $853,000 in the third quarter 2003

For the Nine Months ended March 31, 2004 vs. the Nine Months ended March 31, 2003

The reporting period for the nine months ended March 31, 2004 varies from the same period in the prior year. The variation in the reporting periods for Fiscal 2004 is a result of the timing of the calendar month end as compared to the prior year. As a result, the nine months ended March 31, 2004 has two extra days verses the same period in the prior year. The effects of these additional days are indicated in the respective discussion below.

Revenues

Revenues for the nine months ended March 31, 2004 increased $6,381,000 or 5.8% to $116,068,000 from $109,687,000 for the same period in prior year. The increase in revenues is primarily attributable to a full year of operations for schools opened in Fiscal 2003, tuition increases for schools opened before June 30, 2002, and two additional days in the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003. The revenue increase for the nine months ended March 31, 2004 as compared to nine months ended March 31, 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before Fiscal 2003	$109,003	$106,411	$2,592
Schools opened in Fiscal 2003	5,285	3,188	2,097
New schools in Fiscal 2004	461	—	461
Period end variance	1,319	—	1,319
Closed schools	—	88	(88)

	$116,068	$109,687	$6,381

Schools opened before Fiscal 2003 increased $2,592,000 or 2.4% in the nine months ended March 31, 2004 compared to the same period in the prior year. This increase was primarily due to tuition increases. The schools that opened in Fiscal 2003 had an increase in revenues of $2,097,000 due to normal ramp up in enrollment for newer schools. The one new school opened in Fiscal 2004 had revenues of $461,000. The two additional days in the nine months ended March 31, 2004 resulted in additional revenue of $1,319,000 as compared to the same period last year.

School operating profit

School operating profit for the nine months ended March 31, 2004 increased $24,000 to $12,832,000 from $12,808,000 for the same period in the prior year. Total school operating profit, as a percentage of revenue was 11.0% for the nine months ended March 31, 2004 and 11.7% for nine months ended March 31, 2003. The increase in school operating profit for the nine months ended March 31, 2004 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before Fiscal 2003	$13,375	$14,429	$(1,054)
Schools opened in Fiscal 2003	(641)	(1,547)	906
New schools in Fiscal 2004	(290)	—	(290)
Period end variance	390	—	390
Closed schools	(2)	(74)	72

	$12,832	$12,808	$24

Operating profit from schools opened before Fiscal 2003 decreased $1,054,000 in the nine months ended March 31, 2004 as compared to the same period in the prior year. School operating profit as a percentage of applicable revenue for these schools decreased to 12.3% in the nine months ended March 31, 2004 from 13.6% during the same period in the prior year. This decrease is primarily due to increases in school labor cost, increases in insurance costs for health care benefits and annual rent increases.

The schools that opened in Fiscal 2003 had increases in school operating profit of $906,000 due in part to normal ramp up in enrollment for schools in their second year of operations. New schools opened in Fiscal 2004 had losses of $290,000 due in part to the normal new school enrollment ramp up period. The two additional days in nine months ended March 31, 2004 resulted in additional school operating profit of $390,000 as compared to the same period last year.

General and administrative expenses

General and administrative expenses increased $1,950,000 from $8,857,000 for the nine months ended March 31, 2003 to $10,807,000 for the nine months ended March 31, 2004. The largest portion of this increase was a $1,500,000 charge related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage of approximately $210,000. In addition, general and administrative expenses increases were due to increases in recruiting and relocation costs. These increases were offset partially by a decrease in professional fees and repayment from an insurance claim related to legal fees incurred from a stockholder suit that was dismissed.

Transaction related cost

Transaction related costs during the nine months ended March 31, 2003 of $1,018,000 were related to legal and professional fees associated with a merger agreement that was terminated on February 3, 2003.

Goodwill Impairment

Due to the termination of a merger agreement and the decline in the stock price in the third quarter of Fiscal 2003, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. An independent valuation consultant engaged by the Company estimated fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s ten reporting units were impaired (Washington/Oregon and Pennsylvania/New Jersey). Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these two reporting units of $2,200,000.

Operating Income

As a result of the factors mentioned above, operating income increased $1,292,000 from $733,000 for the nine months ended March 31, 2003 to $2,025,000 for the nine months ended March 31, 2004.

Interest expense

Interest expense increased $190,000 or 7.5% from $2,535,000 for the nine months ended March 31, 2003 to $2,725,000 for the nine months ended March 31, 2004. The increase in interest expense is related to $465,000 in fees paid to Fleet Bank in connection with amendments to the Company’s senior credit facility and $81,000 related to the write off of debt issuance cost associated with the refinanced debt. This increase was offset by reduced interest on the Company’s senior debt as a result of debt repayments.

Income tax benefit

Income tax benefit for the nine months ended March 31, 2004 was $262,000 as compared to income tax expense of $246,000 for the same period in the prior year. The Company’s effective tax rate for the nine months ended March 31, 2004 was 41%. For the nine months ended March 31, 2003, the Company had income tax expense related to the non-deductible goodwill impairment charge of $2,200,000. The income tax expense of $246,000 for the nine months ended March 31, 2003 represents 41% of the adjusted pretax income of $602,000 (pretax loss before the goodwill impairment charge).

Discontinued operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Nine Months Ended March 31,
	2004	2003
Revenues	$4,669	$8,539
Operating expenses	5,609	10,202

School operating loss	(940)	(1,663)

Write down of property and equipment	—	(2,460)
Reserve for closed schools	—	(162)

Loss from discontinued operations before income tax benefit	(940)	(4,285)

Income tax expense (benefit)	(379)	(1,757)

Loss from discontinued operations	$(561)	$(2,528)

Net loss

As a result of the above factors, the Company’s net loss decreased by $3,434,000 to $93,000 for the nine months ended March 31, 2004 as compared to a net loss of $4,373,000 in the nine months ended March 31, 2003

Liquidity and Capital Resources

Refinancing

On February 20, 2004, the Company completed a refinancing of its senior credit facility and its senior subordinated debt.

The Company entered into the Credit Agreement with Harris Trust and Savings Bank, which provides for the Term Loan and the Working Capital Line. Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restate Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Working Capital Line is scheduled to terminate on February 15, 2009. Up to $3,000,000 of the Working Capital Line may be used for the issuance of letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company and are collateralized by a pledge of stock of the Company’s subsidiaries. In addition, the Credit Agreement is secured by liens on real property owned by the Company. At March 31, 2004, the Company had $14,995,000 outstanding under the Term Loan and no amounts outstanding under the Working Capital Line.

The Credit Agreement bear interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals: (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.25% to 3.75%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 1.00% to 1.5%. At March 31, 2004, the weighted average interest rate on the Credit Agreement was 8.03%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.0% to 3.5%. At March 31, 2004, the Company had $1,246,000 committed under outstanding letters of credit.

On February 20, 2004, the Company also retired its existing $10,000,000 senior subordinated debt outstanding with Allied Capital Corporation by issuing the Notes to Blesbok LLC and Mollusk Holdings LLC. The Notes are due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments on the Notes, in whole or in part, after February 20, 2005.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed leverage ratios.

In connection with the issuance of the Credit Agreement and the Notes, the Company incurred $1,300,000 of cost related to legal, investment banking and commitment fees. The fees have been capitalized and will be amortized over the term of the agreements. In addition, the Company expensed $82,000 of unamortized debt fees related to the retirement of the senior subordinated note issued to Allied Capital Corporation.

Amendments to the Amended and Restated Loan and Security Agreement with Fleet Bank Retired by the February 20, 2004 Refinancing

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement with Fleet Bank. This amendment (i) modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with the Company’s Fiscal 2003 and its first quarter Fiscal 2004 results to be excluded from EBITDA, (ii) required a $1,000,000 pay down on the acquisition credit facility, (iii) reduced the working capital line of credit from $10,000,000 to $5,000,000, (iv) required the Company to have a commitment by October 31, 2003 for refinancing of its existing senior credit facility and (v) required that all of the Company’s senior debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance its existing debt.

On October 24, 2003, the Company and its senior lenders agreed to replace Exhibit I (which defined non-cash charges excluded from the definition of EBITDA) to the sixth amendment to the Amended and Restated Loan and Security Agreement, to further modify the definition of EBITDA to allow the exclusion of additional non-cash expenses related to certain non-compete and consulting agreements (See Note 3).

On May 28, 2003, the Company entered into its fifth amendment to the Amended and Restated Loan and Security Agreement with Fleet Bank. This amendment (i) waived the Company’s noncompliance with its financial ratios for the periods ending December 31, 2002 and March 31, 2003, (ii) reset future required financial covenant ratios, (iii) changed the maturity of the acquisition credit facility to December 31, 2003, (iv) increased the interest rate spread over the prime rate, required a capital infusion of at least $5,000,000 by June 30, 2003, (v) required that a minimum of $4,000,000 of additional capital infusion be received by the Company with the proceeds applied against the acquisition credit facility by August 30, 2003, and (vi) placed a limitation on capital expenditures.

In connection with the above amendments, the company incurred $465,000 in fees paid to Fleet Bank which are reflected in interest expense.

Issuance of Preferred Stock

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000. The Series F Convertible Preferred Stock is convertible into Common Stock at a conversion rate, subject to adjustment, of one share of Common Stock for each share of Series F Convertible Preferred Stock. Holders of Series F Convertible Preferred Stock are entitled to dividends, which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series F Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. In addition, if during the 12 month period ending June 2004, the Company’s EBITDA is less than $12,000,000, the dividend rate would increase to 8% until the Company achieves an EBITDA of at least $14,000,000. The dividends will be paid in kind with additional shares of Series F Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the Common Stock. Upon liquidation, the holders of Series F Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the Common Stock, the Series F Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series F Purchase Price, or the amount such holders would have received if all shares of Series F Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation. Each outstanding share of Series F Convertible Preferred Stock shall be entitled to .9623 of a vote, subject to adjustment. The proceeds from the issuance of the Series F Convertible Preferred Stock were used for the repayment of debt, to meet certain bank covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes.

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

Conversion of Preferred Stock

During the nine months ended March 31, 2004, 90,000 shares of Series A Preferred Stock were converted into 26,460 shares of common stock and 403,226 shares of Series C Preferred Stock were converted into 100,806 shares of common stock.

Sale of Property

On August 28, 2003, the Company completed the sale of an owned school located in the greater Phoenix, Arizona area and received net proceeds of $3,935,000. On September 2, 2003, the Company used the proceeds from the sale of the Arizona property to make a required $4,000,000 payment against the acquisition credit facility.

As a result of these events and scheduled payments, the total amount outstanding under the Company’s senior credit bank agreements was $14,995,000 at March 31, 2004 as compared to $23,990,000 at June 30, 2003, as shown below (dollars in thousands):

	March 31, 2004	June 30, 2003
Term Loan Facility	$14,995	$10,714
Acquisition Credit Facilty	n/a	13,276
Working Capital Credit Facility	—	—

	$14,995	$23,990

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of existing schools.

Total cash and cash equivalents decreased by $549,000 from $4,722,000 at June 30, 2003 to $4,173,000 at March 31, 2004. The decrease was primarily related to $4,798,000 in capital expenditures, net repayments on senior and subordinated debt of $9,406,000 and a decrease in cash overdraft of $2,018,000. The use of cash was offset by cash provided from operations totaling $8,666,000 (primarily as a result of depreciation expense of $5,110,000, an increase from unearned income of $1,178,000 and a decrease from accounts receivable of $1,621,000), proceeds from the sale of preferred stock of $2,895,000, $3,935,000 in proceeds from the sale of the Arizona property and proceeds from the exercise of stock options of $513,000.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows: (dollars in thousands)

	Total	Three Months Ended June 30, 2004	For the Fiscal Year ended June 30,
			2005	2006	2007	2008	Thereafter
Long term debt and capital lease obligations	$25,933	$676	$2,393	$2,359	$2,010	$2,000	$16,495
Letters of credit	1,246	1,246
Swap agreement	617	36	145	436
Operating leases	207,893	6,532	25,151	24,168	22,616	21,159	108,267
Non-competes and consulting contracts	1,613	113	450	450	300	300

Total	$237,302	$8,603	$28,139	$27,413	$24,926	$23,459	$124,762

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company had no cash flow exposure due to rate changes on its 13.25%, $10,000,000 senior subordinated debt at March 31, 2004, which is a fixed rate. The Company also had no cash flow exposure on certain notes payable, capitalized leases and other subordinate debt agreements aggregating $1,100,000 and $1,731,000 at March 31, 2004 and June 30, 2003, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $44,000 and $100,000 for the nine months ended March 31, 2004 and 2003, respectively.

Interest Rate Swap Agreement

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement in June 2002 on its $15,000,000 Term Loan Facility. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At March 31, 2004 the Company’s interest rate swap contract outstanding had a total notional amount of $9,643,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at March 31, 2004 resulted in a liability of $617,000 and is included as a component of Accumulated Other Comprehensive Loss as $382,000, net of taxes, of which a portion is expected to be reclassified to the consolidated statement of income within one year.

On February 20, 2004, the Company transferred it rights under the interest rate swap agreement to Harris Trust and Savings Bank which continues the existence of the interest rate swap. Under the assignment, $9,643,000 of the Term Loan has been allocated to the swap agreement, which retains the same terms and conditions.

Item 4 Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 4 - Submission of Matters to Vote of Security Holders

A. An annual meeting of the stockholders of the Company was held on January 14, 2004. The total shares eligible to vote on the record date included 6,683,869 shares of Common Stock, 983,694 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock 1,352,623 shares of Series E Preferred Stock and 590,032 shares of Series F Preferred Stock. Each share of Series A Preferred Stock, Series C Preferred Stock, Series E Preferred Stock and Series F Preferred Stock is convertible into 0.294, 0.25, 1.00 and 1.00 shares of Common Stock, respectively. These shares represent a total of 9,540,730 votes.

B. At the meeting:

1.	Election of Director

Two directors (Eugene G. Monaco and Peter Havens) were elected to serve until the 2006 Annual Meeting. The term of office of George H. Bernstein and Daniel L. Russell continues until the 2004 Annual Meeting. The term of office of Steven B. Fink and Joseph W. Harch continues until the 2005 Annual Meeting. The term of office of David L. Warnock continues until the 2006 Annual Meeting.

2.	Ratification of Independent Public Accountants

The selection of BDO Seidman, LLP as the Company’s independent auditors for fiscal 2004 was approved by the requisite vote.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

(B) Reports on Form 8-K

1.	On January 7, 2004, the Registrant filed a Current Report on Form 8-K announcing the hiring of a Chief Financial Officer. (Items 5 and 7)

2.	On January 8, 2004, the Registrant filed a Current Report on Form 8-K announcing the hiring of a Chief Operating Officer. (Items 5 and 7)

3.	On February 17, 2004, the Registrant filed a Current Report on Form 8-K announcing additions to its Board of Directors. (Items 5 and 7)

4.	On February 19, 2004, the Registrant filed a Current Report on Form 8-K announcing second quarter and six-month revenue and earnings. (Items 5 and 7)

5.	On February 25, 2004, the Registrant filed a Current Report on Form 8-K announcing that:

a.	The Company and certain of its subsidiaries entered into a senior secured credit facility with Harris Trust and Savings Bank. Copies of the agreements with respect to this senior secured credit facility were attached as Exhibits 10.1 through 10.4.

b.	The Company and certain of its subsidiaries entered into a senior subordinated loan with Mollusk Holdings, LLC and Blesbok LLC. Copies of the agreement with respect to this senior subordinated loan were attached as Exhibits 10.5 through 10.7.

c.	The Company announced completion of the foregoing transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: May 14, 2004	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)