Form 10-Q/A
period 2004-03-31
NOBEL LEARNING COMMUNITIES INC
filed 2004-09-01
CIK 721237

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

ii

PART I

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed for the purpose of restating the financial statements for the quarter and the nine months ended March 31, 2004 contained in Item 1 hereof to expense the unamortized original issue discount in the amount of $161,000 as a result of the refinancing of the Company’s subordinated debt in February 2004. This charge is a non-cash expense item and does not affect reported revenue or cash flow, but reduces net income for the quarter and the nine months ended March 31, 2004 by $100,000 and increases total debt outstanding from $25,933,000 to $26,094,000.

The original issue discount was created when the Company initially issued its subordinated debt in 1998 and issued a warrant to the debt holder. At the time of issuance, the original issue discount was scheduled to be amortized over the life of the subordinated debt. In February 2004, the Company refinanced its subordinated debt and believed that the amortization period for the unamortized portion of the original issue discount would not change because the warrant remained outstanding. The Company’s independent registered public accounting firm reviewed the interim financial statement included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004. In connection with the independent registered public accounting firm’s audit of the Company’s financial statements for the year ended July 3, 2004, they communicated to the Company that this treatment, which they had previously reviewed, was not correct, and instead the remaining unamortized original issue discount amount should have been expensed at the time of refinancing the subordinated debt.

This Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part II of the original Quarterly Report on Form 10-Q. All other Items for Part I and Part II are included in their entirety.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	(unaudited) March 31, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$4,173	$4,722
Accounts receivable, less allowance for doubtful accounts of $912 at March 2004 and $803 at June 2003	3,706	5,111
Notes receivable	113	220
Refundable income taxes	715	1,203
Deferred tax asset	2,150	2,941
Prepaid rent	2,460	2,455
Prepaid insurance and other	1,547	1,941
Property and equipment held for sale	4,750	8,503

Total Current Assets	19,614	27,096

Property and equipment, at cost	62,431	57,602
Accumulated depreciation and amortization	(35,212)	(30,147)

Total property and equipment	27,219	27,455

Goodwill	39,965	39,965
Intangible assets, net	719	197
Investment, net of $1,000 allowance	1,500	1,500
Deferred tax asset	952	863
Deposits and other assets	1,858	892

Total Assets	$91,827	$97,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term obligations	$2,628	$24,860
Current portion of swap contract	145	910
Cash overdraft liability	1,412	3,429
Accounts payable and other current liabilities	11,748	10,662
Unearned income	11,508	10,330

Total Current Liabilities	27,441	50,191

Long-term obligations	13,424	677
Long-term subordinated debt	10,042	9,928
Swap contract	472	—
Other long term liabilities	1,130	3
Minority interest in consolidated subsidiary	74	94

Total Liabilities	52,583	60,893

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 6,015,807 at March 2004 and 5,920,797 at June 2003. $13,676 and $11,524 aggregate liquidation preference at March 2004 and June 2003, respectively	6	6

Common stock, $0.001 par value; 20,000,000 shares authorized, issued 6,837,707 at March 2004 and 6,612,109 at June 2003, outstanding 6,615,070 at March 2004 and 6,381,599 at June 2003	7	6

Treasury stock, cost; 230,510 shares	(1,375)	(1,375)
Additional paid-in capital	51,187	47,753
Accumulated deficit	(10,199)	(8,778)

Accumulated other comprehensive loss	(382)	(537)

Total Stockholders’ Equity	39,244	37,075

Total Liabilities and Stockholders’ Equitiy	$91,827	$97,968

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Revenues	$40,611	$39,153	$116,068	$109,687

Operating expenses:
Personnel costs	19,571	18,453	56,282	52,458
School operating costs	5,561	5,303	17,085	15,750
Insurance, taxes, rent and other	8,786	8,484	26,003	24,660
Depreciation and amortization	1,398	1,303	3,803	3,798
New school development	19	4	63	213

Total operating expenses	35,335	33,547	103,236	96,879

School operating profit	5,276	5,606	12,832	12,808

Goodwill impairment	—	—	—	2,200
Transaction related cost	—	—	—	1,018
General and administrative expenses	2,919	3,141	10,807	8,857

Operating income	2,357	2,465	2,025	733
Interest expense	966	846	2,886	2,535
Other income	(37)	(233)	(96)	(218)
Minority interest in income	31	5	36	15

Income (Loss) from continuing operations before income taxes	1,397	1,847	(801)	(1,599)
Income tax expense (benefit)	516	757	(323)	246

Income (loss) from continuing operations	881	1,090	(478)	(1,845)
Loss from discontinued operations, net of income tax effect	(12)	(237)	(561)	(2,528)

Net income (loss)	869	853	(1,039)	(4,373)
Preferred stock dividends	132	20	382	61

Income (loss) available to common shareholders	$737	$833	$(1,421)	$(4,434)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.11	$0.17	$(0.13)	$(0.30)
Discontinued operations	0.00	$(0.04)	$(0.09)	(0.40)

Income (loss) per share	$0.11	$0.13	$(0.22)	$(0.70)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.09	$0.14	$(0.13)	$(0.30)
Discontinued operations	(0.00)	(0.03)	(0.09)	(0.40)

Income (loss) per share	$0.09	$0.11	$(0.22)	$(0.70)

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

For the Nine Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,039)	$(4,373)

Adjustments to Reconcile Net loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	5,110	4,635
Non-compete and consulting contracts	896	—
Amortization of debt discount	257	96
Provision for losses on accounts receivable	378	180
Provision for deferred taxes	703	—
Fixed asset write-offs	—	2,622
Goodwill impairment	—	2,200
Gain on sale of property	(76)	—
Other	65	18

Changes in Assets and Liabilities:
Accounts receivable	1,621	(819)
Prepaid assets	390	966
Other assets and liabilities	(969)	227
Unearned income	1,178	1,866
Accounts payable and accrued expenses	152	(983)

Total Adjustments	9,705	11,008

Net Cash Provided by Operating Activities	8,666	6,635

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,798)	(4,543)
Proceeds from sale of property and equipment	3,935	—
Repayment on note receivable		100
Issuance of notes receivable	—	(85)

Net Cash Provided (Used) in Investing Activities	(863)	(4,528)

Cash Flows from Financing Activities:
Proceeds from revolving line of credit	—	1,646
Proceeds from the issuance of debt	14,995	—
Repayment of long term debt	(23,991)	(1,607)
Repayment of subordinated debt	(410)	(1,215)
Proceeds from the issuance of preferred stock	2,895	—
Cash overdraft	(2,018)	12
Repayment of capital lease obligation	(220)	(110)
Dividends paid to preferred stockholders	(60)	(62)
Cash distribution of minority interest	(56)	(158)
Proceeds from exercise of stock options and warrants	513	25

Net Cash (Used) in Financing Activities	(8,352)	(1,469)

Net decrease in cash and cash equivalents	(549)	638
Cash and cash equivalents at beginning of period	4,722	1,787

Cash and cash equivalents at end of period	$4,173	$2,425

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Nine Months Ended March 31, 2004

(Dollars in thousands except share data)

					Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
June 30, 2003	5,920,797	$6	6,612,109	$6	$(1,375)	$47,753	$(8,778)	$(537)	$37,075

Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,039)	—	(1,039)
Swap contract, net of tax	—	—	—	—	—	—	—	155	155

Total comprehensive loss									(884)

Issuance of preferred stock	588,236	1	—	—	—	2,894	—	—	2,895

Preferred stock converted	(493,226)	—	127,266	—

Stock options exercised			98,332	—		513			513

Compensation for non employee stock options	—	—	—	—	—	27	—	—	27

Preferred dividends	—	—	—	—	—	—	(382)	—	(382)

March 31, 2004	6,015,807	$7	6,837,707	$6	$(1,375)	$51,187	$(10,199)	$(382)	$39,244

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

In connection with the issuance of the Credit Agreement and the Notes, the Company incurred $1,300,000 of cost related to legal, investment banking and commitment fees. The fees have been capitalized and will be amortized over the term of the agreements. In addition, the Company expensed $83,000 of unamortized debt fees and $171,000 of original issued discount related to the retirement of the senior subordinated note issued to Allied Capital Corporation.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Basic and diluted loss per share:
Net income (loss)	$869	$853	$(1,039)	$(4,373)
Less preferred dividends	132	20	382	61

Income (loss) available for common stock	737	833	(1,421)	(4,434)

Average common stock outstanding	6,578	6,332	6,476	6,330

Basic income (loss) per share	$0.11	$0.13	$(0.22)	$(0.70)

Diluted loss per share:
Income (loss) available for common stock and dilutive securities	869	853	(1,421)	(4,434)
Average common stock outstanding	6,578	6,332	6,476	6,330
Options, warrants and convertible preferred stock	2,764	1,192	—	—

Average common stock and dilutive securities outstanding	9,342	7,524	6,476	6,330

Dilutive income (loss) per share	$0.09	$0.11	$(0.22)	$(0.70)

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

	For the Three Months, Ended March 31,		For the Nine Months, Ended March 31,
	2004	2003	2004	2003
Net income (loss) - As reported	$869	$853	$(1,039)	$(4,373)
Add: stock based compensation included in net (loss) income as reported	—	—	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(23)	(24)	(70)	(72)

Pro Forma net income (loss)	$846	$829	$(1,109)	$(4,445)

Basic income (loss) per share - as reported	$0.11	$0.13	$(0.22)	$(0.70)
Basic income (loss) per share - pro forma	$0.11	$0.13	$(0.23)	$(0.71)
Diluted income (loss) per share - as reported	$0.09	$0.11	$(0.22)	$(0.70)
Diluted income (loss) per share - pro forma	$0.09	$0.11	$(0.23)	$(0.71)

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

Interest expense

Interest expense increased $120,000 or 14.2% from $846,000 for the third quarter 2003 to $966,000 for the third quarter 2004. The increase in interest expense is related an increase in the amortization of fees associated with the refinancing of the Company’s senior debt at February 20, 2004 of $22,000, the write-off of the remaining fees associated with the refinanced debt of $83,000 and $171,000 related to the write-off of original issued discount issued in connection with the senior subordinated debt issued to Allied Capital Corporation. This increase was offset by reduced interest on the Company’s senior debt as a result of debt repayments.

Income tax expense

Income tax expense for the third quarter 2004 was $516,000 as compared to $757,000 for the same period in the prior year. The Company’s effective tax rate for the third quarter 2004 was 37% and is comparable to the prior period.

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

Net Income

As a result of the above factors, the Company’s net income was $869,000 for the third quarter 2004 as compared to $853,000 in the third quarter 2003

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

Interest expense

Interest expense increased $351,000 or 13.8% from $2,535,000 for the nine months ended March 31, 2003 to $2,886,000 for the nine months ended March 31, 2004. The increase in interest expense is related to $465,000 in fees paid to Fleet Bank in connection with amendments to the Company’s senior credit facility, $83,000 related to the write off of debt issuance cost associated with the refinanced debt and $171,000 related to the write-off of original issued discount issued in connection with the senior subordinated debt issued to Allied Capital Corporation. This increase was offset by reduced interest on the Company’s senior debt as a result of debt repayments.

Income tax benefit

Income tax benefit for the nine months ended March 31, 2004 was $323,000 as compared to income tax expense of $246,000 for the same period in the prior year. The Company’s effective tax rate for the nine months ended March 31, 2004 was 40%. For the nine months ended March 31, 2003, the Company had income tax expense related to the non-deductible goodwill impairment charge of $2,200,000. The income tax expense of $246,000 for the nine months ended March 31, 2003 represents 41% of the adjusted pretax income of $602,000 (pretax loss before the goodwill impairment charge).

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

Net loss

As a result of the above factors, the Company’s net loss decreased by $3,334,000 to $1,039,000 for the nine months ended March 31, 2004 as compared to a net loss of $4,373,000 in the nine months ended March 31, 2003

Liquidity and Capital Resources

Refinancing

On February 20, 2004, the Company completed a refinancing of its senior credit facility and its senior subordinated debt.

The Company entered into the Credit Agreement with Harris Trust and Savings Bank, which provides for the a Term Loan and the Working Capital Line. Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restate Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Working Capital Line is scheduled to terminate on February 15, 2009. Up to $3,000,000 of the Working Capital Line may be used for the issuance of letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company and are collateralized by a pledge of stock of the Company’s subsidiaries. In addition, the Credit Agreement is secured by liens on real property owned by the Company. At March 31, 2004, the Company had $14,995,000 outstanding under the Term Loan and no amounts outstanding under the Working Capital Line.

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

On February 20, 2004, the Company also retired its existing $10,000,000 senior subordinated debt outstanding with Allied Capital Corporation by issuing the Notes to Blesbok LLC and to Mollusk Holdings LLC (the “Notes”). The Notes are due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments on the Notes, in whole or in part, after February 20, 2005.

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

In connection with the issuance of the Credit Agreement and the Notes, the Company incurred $1,300,000 of cost related to legal, investment banking and commitment fees. The fees have been capitalized and will be amortized over the term of the agreements. In addition, the Company expensed $83,000 of unamortized debt fees and $171,000 of original issued discount related to the retirement of senior subordinated note issued to Allied Capital Corporation.

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

Conversion of Preferred Stock

During the nine months ended March 31, 2004, 90,000 share of Series A Preferred Stock were converted into 26,460 shares of common stock and 403,226 share of Series C Preferred Stock were converted into 100,806 shares of common stock.

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

	Total	Three Months Ended June 30, 2004	For the Fiscal Year ended June 30,
			2005	2006	2007	2008	Thereafter
Long term debt and capital lease obligations	$26,094	$709	$2,521	$2,359	$2,010	$2,000	$16,495
Letters of credit	1,246	1,246
Swap agreement	617	36	145	436
Operating leases	207,893	6,532	25,151	24,168	22,616	21,159	108,267
Non-competes and consulting contracts	1,613	113	450	450	300	300

Total	$237,463	$8,636	$28,267	$27,413	$24,926	$23,459	$124,762

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

NOBEL LEARNING COMMUNITIES, INC.

Dated: September 1, 2004	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)