Form 10-K
period 2004-07-03
NOBEL LEARNING COMMUNITIES INC
filed 2004-09-15
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

or

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

Common Stock, par value $.001 per share

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $22,828,050 (based upon the closing sale price of these shares on such date as reported by the Nasdaq National Market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 5% of the outstanding common stock or have the right to designate a member of the Board of Directors, and no other persons. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at September 7, 2004, was 6,679,407.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 6, 2004 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended July 3, 2004 are incorporated by reference in Part III.

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING INFORMATION

Statements included or incorporated herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “may,” “intends,” “seeks” or similar expressions, we are making forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements.

Forward-looking statements reflect our current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. While we believe that our assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, we note the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Among the factors that could impact our ability to achieve our stated goals are competitive conditions in the pre-elementary and elementary school education and services industry, including advertising and tuition price sensitivity; various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools; the establishment of governmentally mandated universal pre-K programs that do not allow for participation by for-profit operators; our inability successfully to defend against or counter negative publicity associated with claims involving alleged incidents at our schools; and the acceptance of our newly developed schools and businesses and performance of recently acquired businesses. In addition, our results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting us in markets where we compete.

You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and we assume no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS.

General

Nobel Learning Communities, Inc. (“we,” “us,” “our,” “NLCI” or “the Company”) is a leading non-sectarian, for-profit provider of education and educational services for the pre-elementary through 12th grade market. Our programs are offered through a network of general education pre-elementary, elementary, and middle schools, programs for learning challenged students, and special purpose high schools. These schools operate under various local brand names. Our schools additionally provide enrichment, summer and before- and after-school programs. In 1993, we changed our business focus from a child care company to a curriculum-based private school and education company. In 1998, we changed our name to Nobel Learning Communities, Inc. to reflect the organizational model that we use today, which supports cross-marketing and operational synergies within the “Nobel Learning Communities.”

Our corporate office is located at 1615 West Chester Pike, West Chester, PA 19382. Our telephone number is (484) 947-2000.

Educational Philosophy and Implementation

Our educational philosophy is based on a foundation of sound research, innovative instructional techniques and quality practices and curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of integrated and age-appropriate learning. Our curricula are designed to allow each child to develop according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Each child’s individual educational needs and skills are considered upon entrance into one of our schools. Progress is monitored regularly in terms of both the child’s cognitive, social, emotional and physical skill development and the curriculum’s objectives. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem and emotional and physical well-being.

We have created developmental goals and curriculum guidelines for each age level, grade level and content area to assist principals and teachers in planning their daily and weekly programs. We maintain that small schools, small classes, clearly articulated curricular guidelines and excellent educational materials, delivered by qualified, innovative and enthusiastic teachers, comprise the basic ingredients of a quality education. Our philosophy is based on personalized instruction that leads to a student’s active involvement in learning and understanding. The program for our schools is a skills-based and developmentally-appropriate comprehensive curriculum. We implement the curriculum in ways that stimulate the learner’s curiosity, support the student’s individual learning style and employ processes that contribute to lifelong achievement. Academic areas addressed include reading, writing, spelling, mathematics, science, social studies, visual and graphic arts, music, physical education/wellness and world language. The critical areas of technology literacy and study skills are integrated into the program, as appropriate, in all content areas, with many schools incorporating a media center.

We offer athletic activities and supplemental programs, which include day field trips coordinated with curriculum to zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as Yosemite National Park, California and Washington, D.C.. Schools arrange classroom presentations by parents, community leaders and other volunteers. We also organize programs that allow students to present to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools may provide extra-curricular experiences (some fee-based) tailored to particular families’ interests in such activities as dance, gymnastics and instrumental music lessons.

We recognize that maintaining the quality of our teachers’ capabilities and professionalism is essential to sustaining our students’ high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers and external consultants. Our educators serve on Company task forces and committees that regularly review and revise curricular guidelines, programs, tools and current teaching methods.

We seek to ensure that our schools meet or exceed the standards of appropriate accrediting agencies through an internal quality assurance program. Although not mandated by any governmental or regulatory authority, many of our schools are accredited, or are currently seeking accreditation, by the Commission on International and Trans-Regional Accreditation (CITA).

Operations/School Systems

In order to maintain uniform standards, our schools share consistent educational goals and operating procedures. While we have a national curriculum, principals tailor curricula, within the standards of Nobel Learning Communities, to meet local and state requirements. Members of our management team visit schools and centers on a regular basis to review program and facility quality.

Our school principals and assistant principals are critical to our educational and financial success. They are responsible for managing school personnel and finances, ensuring teacher adherence to our curricular guidelines, enforcing codes of conduct, discipline and ethics, and implementing local sales and marketing strategies. We treat each school as a separate cost center, holding each school accountable for its performance. Each school has an annual budget and submits weekly financial data to the corporate office and to appropriate district managers. Tuition revenue, operating costs and student census are monitored, with each school measured periodically in relation to our objectives. Executive Directors, another critical component to our success, oversee the principals and schools, and report to divisional Vice Presidents of Operations. School principals and Executive Directors work closely with regional and corporate management, particularly in the regular assessment of program quality and school performance.

We hire qualified candidates and look to promote from within whenever possible. Candidate credentials are reviewed through employment references, criminal background checks and appropriate education verification in order to establish an understanding of the candidates’ skills, professionalism and character. After hiring, it is our policy that employees receive regular performance feedback including a formal annual performance evaluation. All of our Principals and Executive Directors are eligible for incentive compensation based on the performance of their schools.

Pre-Elementary Schools and Elementary Schools

Our pre-elementary and elementary strategy is based on clustering a number of pre-elementary schools around an elementary school in order to provide a continuum of education and consistent curriculum for a child from infancy through 5th, or in some cases 8th, grade. Through the use of strategically placed clusters, we seek to increase market awareness, achieve operating efficiencies, and provide cross-marketing opportunities, by providing feeder populations from pre-elementary to elementary school, and elementary to middle school, as well as to and from our other specialty programs.

We also operate schools which are not part of a geographic cluster. The majority of these schools were built or purchased prior to the implementation of our cluster strategy. In some cases these schools may become part of a cluster to the extent that we determine that geographic market to be a growth opportunity.

We distinguish our schools from our competition with qualitative and quantitative program outcomes. At each age and grade level, we support a child’s development with appropriate curriculum-based programs. We foster an individualized approach to learning through small schools and small classes and by using multi-sensory, integrated curricula that blends each of the core curricular subjects (e.g., reading, language arts, mathematics, science, and social studies) with special area subjects such as art, music, technology, physical education/wellness, and world language. Further, in certain locations, we provide programs and schools for the learning challenged as well as special purpose high schools. We believe that empirical results support the quality of our programs. Standardized test results have consistently shown that our students perform above national grade equivalent norms in reading and mathematics.

Many of our pre-elementary and elementary schools operate from 6:30 a.m. to 6:00 p.m., allowing early drop-off and late pick-up by working parents. In most pre-elementary locations, programs are available for children starting at six weeks of age. Parents can feel comfortable leaving their children at one of our schools knowing the children will receive both a quality education and engage in well-supervised developmental and recreational activities.

Most of our pre-elementary and elementary schools complement their educational programs with enrichment programs, arts programs, before- and after-school programs and summer programs or camps. In addition to those revenue generating programs, our schools seek to improve margins by providing ancillary services and products, such as portrait service, book and uniform sales. Our corporate office centrally manages several significant ancillary revenue programs. This centralized management has enabled us to obtain more favorable terms from vendors and to encourage more active participation from schools.

Paladin Academy®

Our Paladin Academy® schools and programs serve the needs of children with mild to moderate learning challenges from kindergarten through high school. Our mission is to improve the learning process and achievement levels of children with dyslexia, attention deficit disorder, dysgraphia and other mild learning difficulties through stand-alone schools and school programs. We offer developmental testing, school-year full-day clinics and summer programs. The primary goal of our Paladin Academy® program is to enable students to mainstream back into the general education population.

As of September 7, 2004, we operated two stand-alone Paladin Academy® schools and 13 programs or clinics located within our elementary schools. Paladin Academy® schools and/or programs are now located in Florida, Nevada, New Jersey, North Carolina, Pennsylvania, Virginia and Washington.

Charter Schools

We currently have multi-year contracts providing limited management services to four charter schools in Philadelphia, Pennsylvania. Under these charter school contracts, we provide administrative, accounting and construction management services. The actual holders of the charters are non-profit entities managed by a board of directors or trustees. The charter schools fund their own operations through payments from the School District of Philadelphia. In some cases, we lease the charter school premises from a third party and sublease the premises to the non-profit entity.

The Company made a short foray into the business of operating charter schools in 2000. In May 2000, we acquired two charter schools in Arizona: the Fletcher Heights Charter Elementary School in Peoria, Arizona, and the Desert Heights Elementary School, which opened in Glendale, Arizona in August 2000. In contrast to our Philadelphia charter school contracts, we held the charter and owned and operated these Arizona charter schools independently, as Arizona law permits the charter funds to be paid directly to a for-profit corporation.

In May 2003, we subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which we had previously operated our Fletcher Heights Charter Elementary School, and in August 2003, we sold to Partnership With Parents, Inc. (an Arizona non-profit corporation) the premises at which we had previously owned and operated our Desert Heights Charter Elementary School. As a result of these two transactions in 2003, we exited both the Arizona market and our direct ownership of charter schools.

While we do not currently intend to own and operate charter schools directly, we do plan to pursue growth in the charter school management business by competing for contracts at charter schools owned and operated by others. Since the charter schools for which we provide services operate under a charter granted by a state or school board authority, we would lose the right to provide those services if the charter authority were to revoke the charter. Typically, the charter holder is a community group that engages us to manage portions of the school operation under a management agreement. As such, the charter authority could base such revocation on actions of the charter holder, which are outside of our control. Also, many state charter school statutes require periodic reauthorization. If state charter school legislation in such states were not reauthorized or were substantially altered, our management service opportunities in the charter school market could be materially adversely affected.

Houston Learning Academy

In September 1999, we acquired all the capital stock of Houston Learning Academy (“HLA”), an operator of five special purpose high schools and one special purpose high school program in the Houston metropolitan marketplace. HLA schools, which are fully accredited by the Southern Association of Colleges and Schools, offer a half-day high school program, as well as evening and summer school programs. These schools also provide tutorials and special education classes to residential hospitals. HLA schools and programs feature small class sizes and individualized attention, primarily for those students who are at risk of not completing their high school requirements in a more traditional setting, and/or are attracted to the schools’ program and flexible hours of service. We are currently reviewing the HLA concept and strategy. Depending upon the performance of our HLA schools and programs, we may expand this concept through its introduction into existing and future Company markets.

The Activities Club®

In December 1999, we entered into a transaction to form The Activities Club®. At the time of its inception, we owned 80% of The Activities Club®, and in May 2003, we acquired the remaining 20%. The Activities Club® provides materials and products for before- and after-school programs, summer camps, and theme-based programs offered by public schools, private schools, non-profit organizations and corporations. The Activities Club® is being repositioned by management to support the growing need for extended day learning and research-based programming that correlates with specific state standards, grant and government funding requirements and the need to improve student performance.

Principal Markets

Our schools are located in California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington. The schools operate under well-known local trade names, including Chesterbrook Academy® (East, South and Midwest), Merryhill Schooltm (West), Evergreen Academy (Northwest), Paladin Academy® (learning challenged) and Houston Learning Academy (special purpose high schools). As of September 7, 2004, we operated 151 schools in 13 states, with an aggregate capacity of approximately 23,900 children.

Marketing

We have historically relied on and generated a significant portion of new enrollments from our reputation in the communities that we serve, primarily through word-of-mouth recommendations of the parents of our students. We market our services through school open houses, yellow page advertising, print ads in local publications, radio and direct mail. Local marketing campaigns are conducted throughout the year, and have been planned and implemented primarily by our regional Executive Directors and principals.

We recently began to develop a more sophisticated, centralized marketing team and expertise. We are organizing our marketing efforts to support a multi-unit service organization. This strategy promotes consistent brand positioning and brand development and a more integrated marketing approach to customer acquisition and retention.

Our annual customer acquisition cycle has one large enrollment period and several smaller demand periods. We market heavily during the spring period to drive enrollment for the beginning of the academic year for kindergarten through 8th grade. Enrollment periods for the pre-elementary schools also tend to peak at the beginning of the academic year, but have some constant demand throughout the year.

Corporate Development—Strategy and Implementation

Our growth strategy in the private education market includes internal growth of our existing schools, and may also include expansion of current facilities, new school development in both existing and new markets, and strategic acquisitions.

Historically, our growth has been a function of new school development and strategic acquisitions. Our current emphasis is on increasing occupancy in our existing schools and leveraging the investment in those assets. While a significant portion of our current efforts focus on improving the performance of existing schools, we will pursue advantageous opportunities to acquire or develop schools in support of our geographic cluster strategy.

While we do not currently anticipate exiting any of our geographic markets, we regularly analyze the profitability of our existing school and real estate portfolio to identify schools that are underperforming and/or do not fit our business model or geographic cluster strategies. We then develop plans either to improve these schools or remove them from our portfolio. This represents an important activity in reallocating capital to the balance of our schools or other opportunities in order to ensure the continued improvement of our program offerings.

New School Development

During the fiscal year ended July 3, 2004 (“Fiscal 2004”), we opened one pre-elementary school, and during the period from July 4, 2004 through September 7, 2004, we opened one pre-elementary school and one elementary school. The funds used to open these schools were provided by cash flow from operations. There are no other school openings planned for the fiscal year ending July 2, 2005 (“Fiscal 2005”).

After identifying regions for development, proposed sites for new schools are presented to us by developers and realtors. After site selection, we engage a developer or contractor to build a facility to our specifications. We currently work with several developers who purchase the land, build the facility and lease the premises to us under a long-term lease. Alternatively, we may purchase land, construct the building with our own or borrowed funds and then seek to enter into a sale and lease-back transaction with an investor.

Acquisitions

Historically, we have used strategic acquisitions to expand our market offerings. Key acquisition criteria include reputation, geographic location in markets with excellent demographics and growth prospects, ability to integrate into existing, or become the foundation for new, Nobel Learning Communities clusters, and quality of personnel. We believe that acquisitions may continue to be a viable alternative for growth. We will focus any near-term acquisitions on schools that fit our geographic and cluster strategy and which serve the pre-elementary and/or elementary market.

Service Marks

We have registered various service marks in the United States Patent and Trademark Office, including, but not limited to Chesterbrook Academy®, Merryhill Country School®, Paladin Academy®, Camp Zone®, Rocking Horse Child Care Centers® and The Activities Club®. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Seasonality

Our elementary and middle schools historically have lower operating revenues in the summer due to the end of the traditional academic year and seasonally lower enrollment in summer programs. Summer revenues of pre-elementary schools are, to a lesser degree, subject to the same seasonality.

Industry and Competition

Education reform movements in the United States are providing new alternatives to the public schools. These reforms include charter schools, private management of public schools, home schooling, private schools, virtual schools and voucher programs. Our strategy is to provide parents a quality alternative to public schools through our privately owned and operated schools, utilizing a proven curriculum in a safe and challenging environment. While our schools do not currently reside in any school voucher markets, we believe voucher programs would be a positive development for our schools.

To attract school age children, we compete with other for-profit private schools, charter schools, non-profit schools, sectarian schools and home schooling. In some markets, we also face competition with respect to pre-elementary services and before- and after-school programs from public schools, government-based providers, and religiously-affiliated, community-based or other non-profit programs that offer such services at little or no cost to parents. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. The only material for-profit competitor that integrates elementary and pre-elementary schools of which we are aware which currently competes beyond a regional level are Children’s World Learning Centers, which was acquired in 2003 by Knowledge Learning Corp. and Bright Horizons. We also face competition on each of our geographic markets from local operators of individually owned private schools. Finally, public school systems may become a potential competitor at the pre-elementary school level if more states pass universal pre-K legislation that provides public funds for pre-school for three and four year olds and do not allow for-profit pre-elementary operators to participate in these programs.

While price is an important factor in competing in both the pre-elementary and elementary school markets, we believe that other competitive factors also are important, including professionally developed educational programs, well-equipped facilities, trained teachers and a broad range of ancillary services, including before-and after- school programs, transportation and infant care. Many of these services are not offered by many of our competitors, particularly in the pre-elementary school market. We believe we are competitively priced with our competition in each of our markets.

Regulation

Our schools are subject to numerous state and local regulations and licensing requirements. We have policies and procedures in place to assist in complying with such regulations and requirements. These regulations vary from jurisdiction to jurisdiction, and may apply differently within the same jurisdiction to a pre-elementary, elementary or middle school. Although the regulatory and licensing requirements tend to be more stringent with respect to pre-elementary schools, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, children’s’ dietary program, daily curriculum, and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the schools and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of schools. Repeated failures of a school to comply with applicable regulations can subject the school to sanctions, which might include probation or, in more serious cases, suspension or revocation of the school’s license to operate, and could also lead to investigations of our other schools located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction affecting our other locations.

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

Insurance

We currently maintain comprehensive general liability, workers’ compensation, automobile liability, property, excess umbrella liability, student accident insurance and directors’ and officers’ liability insurance. The policies provide a variety of coverages and limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. Although we believe we have adequate insurance coverage at this time, claims in excess of, or not included within, our coverage may be asserted. In addition, there can be no assurance that in future years we will not become subject to lower limits or substantial increase in insurance premiums.

Employees

On September 7, 2004, we employed approximately 3,870 persons, approximately 930 of whom were employed on a part-time or seasonal basis. We believe that our relationship with our employees is satisfactory.

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

ITEM 2.	PROPERTIES.

At September 7, 2003, we operated 151 schools on eight owned and 143 leased properties in 13 states. Our schools are geographically distributed as follows: 29 in California, 10 in Florida, 14 in Illinois, one in Maryland, six in Nevada, 12 in New Jersey, 20 in North Carolina, three in Oregon, 20 in Pennsylvania, two in South Carolina, nine in Texas, 19 in Virginia and six in Washington. Our schools generally are located in suburban settings.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The Nasdaq National Market under the symbol NLCI.

The table below sets forth the quarterly high and low sales prices for our common stock as reported by Nasdaq for each quarter during the period from July 1, 2002 through July 3, 2004.

	High	Low
Fiscal 2003 (July 1, 2002 to June 30, 2003)

First Quarter	$7.60	$5.01
Second Quarter	7.40	3.52
Third Quarter	5.88	2.10
Fourth Quarter	4.85	3.05

Fiscal 2004 (July 1, 2003 to July 3, 2004)

First Quarter	$5.74	$3.60
Second Quarter	6.05	4.50
Third Quarter	7.65	5.05
Fourth Quarter	7.14	6.20

Holders

At September 7, 2004, there were approximately 323 holders of record of shares of our common stock.

Dividend Policy

We have never paid a dividend on our common stock and do not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, we intend to retain our earnings in order to finance our ongoing operations and to develop and expand our business. Our credit facility with our senior lender, as well as our agreement with our senior subordinated lenders prohibit us from paying dividends on our common stock or making other cash distributions on our common stock without the lenders’ consent. Further, our financing documents relating to our private placement of the Series C Convertible Preferred Stock to Edison Venture Fund II, L.P. prohibit us from paying cash dividends on our common stock, unless the dividend is permitted under our bank agreement and the amount of the dividend is less than or equal to 50% of our operating income less income tax.

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

On June 17, 2003, the Company issued an aggregate of 1,333,333 shares of its Series E Convertible Preferred Stock, $.0001 par value, in exchange for an investment of $6,000,000 pursuant to a Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. Proceeds were used to repay debt, and for working capital and other general corporate purposes. The Series E Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series E Convertible Preferred Stock. The Certificate of Designation, Preferences and Rights of the Series E Convertible Preferred Stock is filed as Exhibit 3.6 hereto.

On September 9, 2003, the Company issued an aggregate of 588,236 shares of its Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000, pursuant to a Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, LLC and Blesbok, LLC. Proceeds were used to repay debt, and for working capital and other general corporate purposes. The Series F Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series F Convertible Preferred Stock. The Certificate of Designation, Preferences and Rights of the Series F Convertible Preferred Stock is filed as Exhibit 3.7 hereto.

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

The following table sets forth selected historical consolidated financial and other data, with dollars in thousands, except per share amounts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. The historical operating results below have been reclassified to reflect the results of continuing operations and (loss) income from discontinued operations.

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002	2001	2000
Operating Data
Revenue	$155,158	$146,685	$141,980	$133,645	$116,732
School operating expenses	135,229	128,307	119,820	114,675	100,478

School operating profit	19,929	18,378	22,160	18,970	16,254
Goodwill and other asset impairments (a)	3,368	8,715	—	—	—
Transaction related costs (b)	—	1,168	—	—	—
General and administrative expenses (c)	14,256	13,885	11,776	11,004	9,742

Operating (loss) income	2,305	(5,390)	10,384	7,966	6,512
Interest expense	3,632	3,740	3,637	4,171	3,373
Other income	(45)	(189)	(126)	(401)	(57)

Income (loss) from continuing operations before income taxes and change in accounting principle	(1,282)	(8,941)	6,873	4,196	3,196
Income tax (benefit) expense	34	(2,315)	2,728	1,848	1,352

Income (loss) from continuing operations before change in accounting principle	(1,316)	(6,626)	4,145	2,348	1,844
(Loss) income from discontinued operations (d)	(4,765)	(4,908)	(1,311)	(552)	634
Cummulative effect of change in accounting principle (e)	—	—	—	(295)	—

Net (loss) income	(6,081)	(11,534)	2,834	1,501	2,478
Preferred stock dividends	516	82	82	81	82

Net income available for common stockholders	$(6,597)	$(11,616)	$2,752	$1,420	$2,396

Basic (loss) income per share:
Net (loss) income from continuing operations before cummulative effect of change in accounting principle	$(0.28)	$(1.06)	$0.65	$0.38	$0.30
Discontinued operations	(0.73)	(0.77)	(0.21)	(0.09)	$0.10
Cumulative effect of change in accounting principle	—	—	—	(0.05)

Net (loss) income per share	$(1.01)	$(1.83)	$0.44	$0.24	$0.40

Diluted (loss) income per share:
Net (loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.28)	$(1.06)	$0.56	$0.31	$0.25
Discontinued operations	(0.73)	(0.77)	(0.18)	(0.07)	0.08
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net (loss) income per share	$(1.01)	$(1.83)	$0.38	$0.20	$0.33

Balance Sheet Data:
Cash	$2,716	$4,722	$1,787	$1,321	$3,798
Working capital deficit	(8,688)	(23,095)	(7,720)	(15,453)	(16,946)
Goodwill and intangible assets, net	37,167	40,162	49,521	50,012	51,447
Total assets	85,865	97,968	102,980	101,784	98,618
Short-term debt and current portion of long term debt	2,405	24,860	4,488	6,414	6,293
Long term debt	22,931	10,605	35,729	36,941	36,509
Stockholders’ equity	34,275	37,075	42,487	38,601	36,558

(a)	During Fiscal 2004, the Company recorded impairment of goodwill of $2,273,000 in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangibles” and an impairment charge of $1,095,000 related to fixed asset impairments in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. During Fiscal 2003, the Company recorded impairment of goodwill of $7,700,000 in accordance with SFAS 142, “Goodwill and Other Intangibles” and an impairment charge of $1,015,000 related to intangible assets in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. See notes to the financial statements for further discussion.
(b)	During Fiscal 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses incurred in connection with termination of a merger agreement.
(c)	In Fiscal 2004, general and administrative expenses includes a charge of $1,500,000 related to the present value of future payments with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two individuals of approximately $210,000. In Fiscal 2003, general and administrative expenses include a charge of $1,000,000 related to the write-down of the Company’s investment in Total Education Solutions.
(d)	Discontinued operations contain the following: (dollars in thousands)

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002	2001	2000
Revenues	$8,635	$14,919	$14,299	$14,307	$10,675
Operating expenses	10,485	17,224	16,370	15,111	9,600

School operating (loss) profit	(1,850)	(2,305)	(2,071)	(804)	1,075
Goodwill and intangible impairment	1,052	710	—	—	—
Write down of property and equipment	1,379	2,907	—	—	—
Accrual for future lease obligations	3,404	1,996	—	—	—

(Loss) income from discontinued operations before income tax benefit	(7,685)	(7,918)	(2,071)	(804)	1,075
Income tax (benefit) expense	(2,920)	(3,010)	(760)	(252)	441

Loss from discontinued operations	$(4,765)	$(4,908)	$(1,311)	$(552)	$634

(e)	In Fiscal 2001, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and the impact was recorded as a cumulative effect of a change in accounting principles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion should be read in conjunction with “Item 6. Selected Historical Consolidated Financial and Other Data” and the consolidated financial statements and the related notes presented in “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Management Changes

On July 10, 2003, Mr. A.J. Clegg resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company, and on August 28, 2003, Mr. Frock resigned as the Company’s Vice Chairman of Corporate Development. On August 13, 2003, Mr. Frock and on August 18, 2003, Mr. A. J. Clegg resigned from the Board of Directors of the Company.

On July 25, 2003, George Bernstein was appointed as the Company’s Chief Executive Officer and was appointed to its Board of Directors on July 31, 2004.

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

On January 7, 2004, the Company announced that it had hired Thomas Frank as its new Chief Financial Officer.

On January 12, 2004, the Company announced that it had hired Patricia Miller as its new Chief Operating Officer.

Change in Fiscal Year End

Effective for Fiscal 2004, the Company changed to a 52-53 week fiscal year ending on the Saturday nearest June 30. For Fiscal 2004, the fiscal year ended on July 3, 2004. For prior years, the fiscal year ended on June 30. The fiscal year ended July 3, 2004 contained 53 weeks.

Reclassifications

As a result of the 20 schools closed or held for sale since the beginning of Fiscal 2004, we have reclassified amounts previously reported in our consolidated statements of operations for Fiscal years 2004 and 2003 to reflect the results of discontinued operations separate from continuing operations.

Results of Operations

Fiscal 2004 compared to Fiscal Year ended June 30, 2003 (“Fiscal 2003”)

At July 3, 2004, the Company operated 149 schools in 13 states. During Fiscal 2004, the Company opened one pre-elementary school and closed nine schools which are included in discontinued operations. In addition, the Company added one new charter school management contract.

Revenues

Revenues from continuing operations for Fiscal 2004 increased $8,473,000 or 5.8% to $155,158,000 from $146,685,000 for Fiscal 2003. The increase in revenues is primarily attributable to tuition increases, a full year of operations for schools opened in Fiscal 2003, the effect of the change in fiscal period end and the opening of one new school and one charter school management contract in Fiscal 2004. The revenue increase for Fiscal 2004 as compared to Fiscal 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before June 30, 2002	$144,879	$141,421	$3,458
Schools opened in Fiscal 2003	7,249	4,679	2,570
New schools and programs in Fiscal 2004	600	—	600
Period end variance	2,430	496	1,934
Closed schools	—	89	(89)

	$155,158	$146,685	$8,473

Revenues for schools opened before June 30, 2002 increased $3,458,000 in Fiscal 2004 compared to Fiscal 2003. This increase was due to tuition increases, offset by a decrease in enrollment and/or shift from full time attendance to part time enrollment in certain pre-elementary and elementary schools. The decrease in enrollment was due to economic conditions that are forcing parents to consider pre-elementary school and elementary school alternatives such as fewer days in attendance in the Company’s pre-elementary schools and public school alternatives for elementary schools. The schools that opened in Fiscal 2003 had an increase in revenues of $2,570,000 due to normal ramp up in enrollment for newer schools and an annual tuition increase. The new school and other programs opened in Fiscal 2004 had revenues of $600,000. The change in the fiscal year end resulted in a net four additional days for Fiscal 2004 or additional revenues of $1,934,000.

School Operating Profit

School operating profit from continuing operations in Fiscal 2004 increased $1,551,000 or 8.4% to $19,929,000 from $18,378,000 for Fiscal 2003. Total school operating profit as a percentage of revenue increased from 12.5% for Fiscal 2003 to 12.8% for Fiscal 2004. The increase in school operating profit for Fiscal 2004 as compared to Fiscal 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Increase (decrease)
Schools open before June 30, 2002	$20,086	$19,896	$190
Schools opened in Fiscal 2003	(518)	(1,656)	1,138
New schools in Fiscal 2004	(295)	(23)	(272)
Period end variance	809	241	568
Preopening cost for Fiscal 2005 schools	(153)	—	(153)
Closed schools	—	(80)	80

	$19,929	$18,378	$1,551

Operating profit from schools opened before June 30, 2002 increased $190,000 in Fiscal 2004 compared to Fiscal 2003. School operating profit as a percentage of applicable revenue for these schools decreased from 14.1% in Fiscal 2003 to 13.9% in Fiscal 2004. This decrease is primarily due to increases in school labor cost related to annual employee wage increase that were not offset by expected increases in tuition revenue due to decreases in enrollment in certain pre-elementary and elementary schools. In addition, the decrease in school operating profit was also due to increases in insurance costs for health care benefits, property and casualty insurance and annual rent increases.

The new schools that opened in Fiscal 2003 had increases in school operating profit of $1,138,000 due in part to normal ramp up in enrollment for schools in their second year of operations as well as an increase in tuition. New schools and programs opened in Fiscal 2004 had first year losses of $295,000 due in part to the lower enrollment new schools as they enter the normal enrollment ramp up period. Losses in Fiscal 2003 for schools opened in Fiscal 2004 are related to pre-opening expenses incurred prior to the opening of a school. Fiscal 2004 pre-opening expense for the two new schools that will open at the beginning of Fiscal 2005 was $153,000.

Goodwill and Other Intangible Impairment

During the fourth quarter of Fiscal 2004, the Company performed its annual impairment test as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company estimated fair values as of July 3, 2004 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of July 3, 2004 indicated that one of the Company’s 10 reporting units was impaired. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss in Fiscal 2004 related to this reporting unit of $2,273,000 as a result of continuing deteriorating operating performance. The Company also incurred a goodwill impairment charge of $1,053,000 directly related to a school closure. This impairment is included in discontinued operations.

In addition, the Company recorded an asset impairment charge of $1,095,000 related to the tangible assets at underperforming schools. This impairment charge was to record the asset to its fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and included in continuing operations.

During Fiscal 2003, the Company had impairment charges related to its goodwill and other intangibles totaling $8,715,000.

The Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. This test was required as a result of the termination of the merger agreement with Socrates Acquisition Corporation and the decline in the price of the Company’s common stock. The Company estimated fair values as of December 31, 2003 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential level one impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s 10 reporting units were impaired. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss in the second quarter of Fiscal 2003 related to these two reporting units of $2,200,000.

During the fourth quarter of Fiscal 2003, the Company performed its annual impairment test as required under SFAS 142. The Company estimated fair values as of June 30, 2003 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 indicated that three of the Company’s 10 reporting units were impaired as a result of deteriorating operating performance since December 2002. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss in Fiscal 2003 related to these three reporting units of $5,500,000. The Company also incurred a goodwill impairment charge of $710,000 directly related to two schools, one of which has been closed and the other is held for sale. This impairment is included in discontinued operations.

In addition, in Fiscal 2003, the Company recorded an impairment charge of $1,015,000 related to the intangible assets of The Activities Club, a school products company owned by the Company. This impairment charge was to record the asset to its fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Transaction Related Costs

Transaction related costs for Fiscal 2003 of $1,168,000 are related to legal, and professional and other registration fees and expenses associated with a merger agreement that was terminated on February 3, 2003.

General and Administrative Expenses

General and administrative expenses increased $371,000 or 2.7% from $13,885,000 in Fiscal 2003 to $14,256,000 in Fiscal 2004. The largest portion of this increase was a $1,500,000 charge related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these individuals of approximately $210,000. This charge was offset by a charge in Fiscal 2003 that related to a $1,000,000 allowance recorded against the Company’s $2,500,000 note receivable from Total Education Solutions (“TES”). As part of the evaluation of the carrying value of TES, a number of positive and negative factors affecting TES were considered including: (i) operating results and outlook for TES, (ii) expected future cash flows, (iii) current conditions and trends in the industry; (iv) other industry comparables, and (v) the Company’s plans and ability to hold this investment. As a result of this evaluation, a valuation allowance of $1,000,000 was recorded during Fiscal 2003 to reflect the current net realizable value of the Company’s note receivable with TES.

During Fiscal 2004, the Company re-evaluated the note receivable with TES. Based on the above factors and improved operating performance of TES, the Company concluded that the valuation allowance of $1,000,000 is still appropriate.

Operating Income

Primarily as a result of the factors mentioned above, operating income was $2,305,000 in Fiscal 2004 and an operating loss in Fiscal 2003 of $5,390,000.

Other Income

Other income decreased $144,000 during Fiscal 2004 as compared to the comparable period in the prior year. This decrease was primarily due to a decrease in interest income from investments and notes receivable.

Interest Expense

Interest expense decreased $108,000 or 2.9% from $3,740,000 for Fiscal 2003 to $3,632,000 for Fiscal 2004. The decrease in interest expense is primarily related to the reduction in amounts outstanding under the Company’s senior bank credit facility. Total amounts outstanding under the Company’s senior bank credit facilities decreased $9,495,000 from $23,990,000 at June 30, 2003 to $14,495,000 at July 3, 2004. In addition, interest expense for Fiscal 2003 included a charge of $356,000 related to the write off of deferred debt issuance fees caused by amendments to the Company’s senior credit facility with Fleet Bank during the fourth quarter of Fiscal 2003.

These decreases were offset by $720,000 in charges related to the February 20, 2004 refinancing of the Company’s senior debt and senior subordinated note. These charges include $466,000 in additional fees paid to Fleet Bank in connection with amendments to the Company’s senior credit facility, $83,000 related to the write-off of debt issuance cost and $171,000 related to the write-off of original issued discount that was issued in connection with the senior subordinated debt held by Allied Capital Corporation.

Income Tax (Benefit) Expense

Income tax expense totaled $34,000 for Fiscal 2004 as compared to income tax benefit of $2,315,000 for Fiscal 2003. The income tax benefit for Fiscal 2004 and Fiscal 2003 is less than the combined statutory income tax rate of 38% due to the non-deductibility of a portion of the goodwill that was impaired. Goodwill associated with the acquisition of the stock of a company that is written-down is not deductible for tax purposes.

Losses From Discontinued Operations

Losses from discontinued operations, net of income tax benefit, were $4,765,000 in Fiscal 2004 and $4,908,000 in Fiscal 2003.

The Company has developed exit plans for schools identified as under-performing and/or which do not fit with the Company’s business or geographic strategies. Discontinued operations consist of twenty schools and one undeveloped property which is held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004 (eight in the fourth quarter of Fiscal 2004) and in Fiscal 2003, six ceased operations and five were placed as held for sale.

The twenty schools consist of fifteen closed schools and five operating (held for sale) schools. Of the fifteen closed schools, eight were subleased, five are vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination.

Four of the vacant schools are available for sublease or sale by the landlord and may reduce or terminate our related lease obligations. One vacant school owned by the Company was sold subsequent to the end of Fiscal 2004.

In Fiscal 2004 and Fiscal 2003, the Company recorded charges of $3,404,000 and $1,996,000, respectively, for future lease obligations included in discontinued operations. These charges include accruals for future lease obligations related to the eight subleased, four vacant and one lease terminated schools. The charges are calculated using the discounted present values of future lease payments, net of estimated future sublease amounts and time to potential sale by landlord (which would eliminate the Company’s future rent and related obligations).

The operating results for these schools are classified as discontinued operations in the statements of operations for all periods presented, net of tax. A summary of discontinued operations is as follows (dollars in thousands):

	53 Weeks Ended July 3, 2004	Year ended June 30, 2003
Revenues	$8,635	$14,919
Operating expenses	10,485	17,224

School operating loss	(1,850)	(2,305)
Goodwill and intangible impairment	1,052	710
Write down of property and equipment	1,379	2,907
Accrual for future lease obligations	3,404	1,996

Loss from discontinued operations before income tax benefit	(7,685)	(7,918)

Income tax benefit	(2,920)	(3,010)

Loss from discontinued operations	$(4,765)	$(4,908)

For the Fiscal 2004 and 2003, the table below shows revenue and operating results for schools held for sale and closed schools (dollars in thousands):

	Total	Five schools held for sale	Fifteen closed schools
2004
Revenue	$8,635	$4,012	$4,623
Operating (loss) income	(1,850)	583	(2,433)

2003
Revenue	$14,919	$3,946	$10,973
Operating (loss) income	(2,305)	380	(2,685)

Net (Loss) Income

As a result of the above factors, the net loss decreased $5,453,000 from $11,534,000 in Fiscal 2003 to $6,081,000 in Fiscal 2004.

Results of Operations

Fiscal 2003 compared to Fiscal Year ended June 30, 2002 (“Fiscal 2002”)

At June 30, 2003, the Company operated 158 schools in 14 states. During Fiscal 2003, the Company opened five pre-elementary schools, two elementary schools and closed eight schools. From July 1, 2003 through September 29, 2003, the Company opened one pre-elementary school. Six of the schools closed during Fiscal 2003 are included in discontinued operations and were closed prior to the expiration of their lease terms. Two additional schools closed at the end of their lease term during Fiscal 2003.

Revenues

Revenues from continuing operations for Fiscal 2003 increased $4,705,000 or 3.3% to $146,685,000 from $141,980,000 for Fiscal 2002. The increase in revenues was primarily attributable to a full year of operations for schools opened in Fiscal 2002 and the opening of seven new schools. The revenue increase for Fiscal 2003 as compared to Fiscal 2002 is as follows (dollars in thousands):

	Fiscal 2003	Fiscal 2002	Increase (decrease)
Schools open before June 30, 2001	$139,259	$139,777	$(518)
Schools opened in Fiscal 2002	2,162	973	1,189
New schools in Fiscal 2003	4,679	—	4,679
Period end variance	496	—	496
Closed schools	89	1,230	(1,141)

	$146,685	$141,980	$4,705

Revenues for schools opened before June 30, 2001 decreased $518,000 in Fiscal 2003 compared to Fiscal 2002. This decrease was due a decrease in enrollment in certain pre-elementary and elementary schools. The decrease in enrollment was due to economic conditions that are forcing parents to consider pre-elementary school and elementary school alternatives such as fewer days in attendance in the Company’s pre-elementary schools and public school alternatives for elementary schools. This decrease was offset by tuition increases. The four schools that opened in Fiscal 2002 and the one new charter school management contract entered into in Fiscal 2002 had an increase in revenues of $1,189,000 due to a full year of operating results in Fiscal 2003. The seven new schools opened in Fiscal 2003 had revenues of $4,679,000.

School Operating Profit

School operating profit from continuing operations in Fiscal 2003 decreased $3,782,000 or 17.1% to $18,378,000 from $22,160,000 for Fiscal 2002. Total school operating profit as a percentage of revenue decreased from 15.6% for Fiscal 2002 to 12.5% for Fiscal 2003. The decrease in school operating profit for Fiscal 2003 as compared to Fiscal 2002 is as follows (dollars in thousands):

	Fiscal 2003	Fiscal 2002	Increase (decrease)
Schools open before June 30, 2001	$19,678	$23,302	$(3,624)
Schools opened in Fiscal 2002	218	(277)	495
New schools in Fiscal 2003	(1,656)	(414)	(1,242)
Preopening cost for Fiscal 2004 schools	(23)	—	(23)
Period end variance	241	—	241
Closed schools	(80)	(451)	371

	$18,378	$22,160	$(3,782)

Operating profit from schools opened before June 30, 2001 decreased $3,624,000 in Fiscal 2003 compared to Fiscal 2002. School operating profit as a percentage of applicable revenue for these schools decreased from 16.7% in Fiscal 2002 to 14.1% in Fiscal 2003. This decrease was primarily due to increases in school labor cost related to annual employee wage increases that were not offset by expected increases in tuition revenue due to decreases in enrollment in certain pre-elementary and elementary schools. In addition, the decrease in school operating profit was also due to increases in insurance costs for health care benefits, property and casualty insurance and annual rent increases.

The four schools that opened in Fiscal 2002 had increases in school operating profit of $495,000 due to a full year of operating results in Fiscal 2003. New schools opened in Fiscal 2003 had first year losses of

$1,656,000 due in part to the normal new school enrollment ramp up period. Losses in Fiscal 2002 for schools opened in Fiscal 2003 are related to pre-opening expenses incurred prior to the opening of a school. Fiscal 2003 pre-opening expense for the one school that opened at the beginning of Fiscal 2004 was $23,000.

Goodwill and Other Intangible Impairment

During Fiscal 2003, the Company had impairment charges related to its goodwill and other intangibles totaling $8,715,000.

The Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. This test was required as a result of the termination of the merger agreement with Socrates Acquisition Corporation and the decline in the price of the Company’s common stock. The Company estimated fair values December 31, 2002 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential level one impairment charge. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s 10 reporting units were impaired. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss in the second quarter of Fiscal 2003 related to these two reporting units of $2,200,000.

During the fourth quarter of Fiscal 2003, the Company performed its annual impairment test as required under SFAS 142. The Company estimated fair values as of June 30, 2003 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 indicated that three of the Company’s 10 reporting units were impaired as a result of deteriorating operating performance since December 2002. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss related to these three reporting units of $5,500,000. The Company also incurred a goodwill impairment charge of $710,000 directly related to two schools, one of which has been closed and the other is held for sale. This impairment is included in discontinued operations.

In addition, the Company recorded a goodwill impairment charge of $1,015,000 related to the intangible assets of The Activities Club, a school products company owned by the Company. This impairment charge was to record the asset to its fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Transaction Related Costs

Transaction related costs of $1,168,000 were related to legal, professional and registration fees and expenses associated with a merger agreement that was terminated on February 3, 2003.

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

As part of the negotiation and execution of the Merger Agreement, the stockholder rights plan previously adopted by the Company in May 2000 was amended, by Amendment No. 1 on August 4, 2002 (so that the diluted effect of the rights was not triggered by the announcement of a public bid), and by Amendment No. 2 on August 5, 2002 (so that the diluted effect of the rights would not be triggered by the consummation of the proposed merger).

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

General and Administrative Expenses

General and administrative expenses increased $2,109,000 or 17.9% from $11,776,000 in Fiscal 2002 to $13,885,000 in Fiscal 2003. The largest portion of this increase in general and administrative expenses was related to a $1,000,000 allowance recorded against the Company’s $2,500,000 note receivable from TES. As part of the evaluation of the carrying value of TES, a number of positive and negative factors affecting TES were considered including: (i) operating results and outlook for TES, (ii) expected future cash flows, (iii) current conditions and trends in the industry; (iv) other industry comparables, and (v) the Company’s plans and ability to hold this investment. As a result of this evaluation, a valuation allowance of $1,000,000 was recorded during Fiscal 2003 to reflect the current net realizable value of the Company’s note receivable with TES. In addition, general and administrative expenses increased over Fiscal 2002 due to $286,000 in expenses related to deferred development fees, and an increase related to the use of various recruiting, accounting and legal services of $481,000.

Operating Income

Primarily as a result of the factors mentioned above, operating income decreased $15,774,000 from $10,384,000 in Fiscal 2002 to a loss of $5,390,000 in Fiscal 2003.

Other Income

Other income increased $63,000 during Fiscal 2003 as compared to Fiscal 2002. This increase was primarily due to an increase in interest income from investments and notes receivable. Other income for Fiscal 2002 also includes the gain recognized on the settlement of a promissory note of $383,000, offset by the write-off of expenses of $344,000 related to acquisition transactions that were not consumated.

Interest Expense

Interest expense increased $103,000 or 2.8% from $3,637,000 for Fiscal 2002 to $3,740,000 for Fiscal 2003. The increase is related to the write-off of $356,000 related to deferred debt fees caused by amendments to the Company’s senior credit facility. This increase is offset by decreases in interest rates and repayments on the Company’s senior credit facility and a decrease in interest associated with subordinated notes due to repayments.

Income Tax (Benefit) Expense

Income tax benefit totaled $2,315,000 for Fiscal 2003 as compared to income tax expense of $2,728,000 in Fiscal 2002. The income tax benefit for Fiscal 2003 is less than the combined statutory income tax rate of 38% due to the non-deductibility of a portion of the goodwill that was impaired. Some goodwill associated with the acquisition of the stock of a company is not deductible for tax purposes. As a result of the losses incurred in Fiscal 2003, the Company has carried these losses to Fiscal 2001.

Loss From Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $4,908,000 in Fiscal 2003 and $1,311,000 in Fiscal 2002.

During the first quarter of Fiscal 2003, the Company discontinued the operations of a leased school in Sarasota, Florida. In January 2003, the Company entered into a sublease agreement for the remaining term of that lease in excess of the future lease payment obligations.

In May 2003, the Company subleased to the Unified School District No. 11, of Maricopa County, Arizona, the premises at which the Company had previously operated its Fletcher Heights Charter Elementary School. In the second quarter of Fiscal 2003, the Company entered into an agreement to sell its Desert Heights Charter Elementary School and reduced the carrying value of that property to its net realizable value of $3,850,000. The Company recorded a charge of $2,297,000 for the write-down of that asset to its net realizable value of $3,850,000. In August 2003, the Company sold to Partnership With Parents, Inc. (an Arizona non-profit corporation) the premises at which the Company had previously owned and operated its Desert Heights Charter Elementary School. As a result of these two transactions in 2003, the Company exited both the Arizona market and its direct ownership of charter schools in general.

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

All of these schools meet the criteria for discontinued operations. The operating results for these schools are classified as discontinued operations in the statements of operations for all periods presented, net of tax. A summary of discontinued operations is as follows (dollars in thousands):

	Year ended June 30,
	2003	2002
Revenues	$14,919	14,299
Operating Expenses	17,224	16,370

School operating loss	(2,305)	(2,071)
Goodwill and intangible impairment	710	—
Write down of property and equipment	2,907	—
Accrual for future lease obligations	1,996	—

Loss from discontinued operations before income tax benefit	(7,918)	(2,071)
Income tax benefit	(3,010)	(760)

Loss from discontinued operations	$(4,908)	$(1,311)

Accrual for future lease obligations is calculated using discounted present values of future rent payments, net of sublease payments and expected losses from the sale of an undeveloped school property.

Net (loss) income

As a result of the above factors, the Company had a net loss for Fiscal 2003 of $11,534,000 as compared to net income of $2,834,000 in Fiscal 2002.

Liquidity and Capital Resources

Refinancing

On February 20, 2004, the Company completed a refinancing of its senior credit facility and its senior subordinated debt. The Company entered into a $22,995,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provides for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 working capital line (the “Working Capital Line”). Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restated Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Working Capital Line is scheduled to terminate on February 15, 2009. Up to $3,000,000 of the Working Capital Line may be used for the issuance of letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and are collateralized by a pledge of stock of the Company’s subsidiaries. In addition, the Credit Agreement is secured by liens on real property owned by the Company. At July 3, 2004, the Company had $14,495,000 outstanding under the Term Loan and no amounts outstanding under the Working Capital Line.

The Credit Agreement bears interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals: (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.25% to 3.75%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 1.00% to 1.5%. At July 3, 2004, the weighted average interest rate on the Credit Agreement was 7.9%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.0% to 3.5%. At July 3, 2004, the Company had $1,246,000 committed under outstanding letters of credit. At July 3, 2004, the letter of credit fee was 3.5%.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. On February 20, 2004, the Company retired the $10,000,000 senior subordinated debt outstanding with Allied Capital Corporation by issuing a $5,000,000 senior subordinated note to Blesbok LLC and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (the “Notes”). The Notes are due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments (without penalty) on the Notes, in whole or in part, after February 20, 2005.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed leverage ratios. At July 3, 2004, the Company was in compliance with all required covenants under the Credit Agreement and the Notes.

In connection with the issuance of the Credit Agreement and the Notes, the Company incurred $1,364,000 of cost related to legal, investment banking and commitment fees. The fees have been capitalized and will be amortized over the term of the agreements. In addition, the Company expensed $83,000 of unamortized debt fees and $171,000 of original issued discount related to the retirement of the senior subordinated note issued to Allied Capital Corporation.

Amendments Related to the Amended and Restated Loan and Security Agreement with Fleet Bank Retired by the February 20, 2004 Refinancing

In May 2001, the Company entered into the Third Amendment to the Amended and Restated Loan and Security Agreement, which increased the Company’s borrowing capacity to $40,000,000. Three separate facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility, and (3) $15,000,000 Term Loan.

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

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement with Fleet Bank. This amendment (i) modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with the Company’s Fiscal 2003 and its first quarter Fiscal 2004 results to be excluded from EBITDA, (ii) required a $1,000,000 pay down on the acquisition credit facility, (iii) reduced its working capital line of Credit from $10,000,000 to $5,000,000, (iv) required the Company to have a commitment by October 31, 2003 for refinancing of its existing senior credit facility, and (v) required that all of the Company’s senior debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance its existing debt.

On October 24, 2003, the Company and its senior lenders agreed to replace Exhibit I (which defined non-cash charges excluded from the definition of EBITDA) to the sixth amendment to the Amended and Restated Loan and Security Agreement, to further modify the definition of EBITDA to allow the exclusion of additional non-cash expenses related to certain non-compete and consulting agreements.

In connection with the above amendments, the Company incurred $466,000 in fees paid to Fleet Bank which are reflected in interest expense for Fiscal 2004.

Issuance of Preferred Stock

On June 17, 2003, the Company completed a private placement of an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Convertible Preferred Stock is convertible into common stock at a conversion rate of one share of common stock for each share of Series E Convertible Preferred Stock. The proceeds from the issuance of the Series E Convertible Preferred Stock were used to pay down the Company’s then-current Working Capital Line of Credit by $4,543,000 with the remainder being available for working capital purposes.

On September 9, 2003, the Company completed a private placement of an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, for a purchase price of $3,000,000, net of expenses of $106,000. The Series F Convertible Preferred Stock is convertible into common stock at a conversion rate of one share of common stock for each share of Series F Convertible Preferred Stock. The proceeds from the issuance of the Series F Convertible Preferred Stock were used to pay down the Company’s then-current Working Capital Line of Credit, and for working capital and other general corporate purposes.

Sale of Property

On August 28, 2003, the Company completed the sale of an owned school located in the greater Phoenix, Arizona area and received net proceeds of $3,935,000. On September 2, 2003, the Company used the proceeds from the sale of the Arizona property to make a required $4,000,000 payment against the then-current acquisition credit facility.

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000. All of the proceeds were used to pay down the Company’s senior term debt.

As a result of these events and schedule repayments, the total amount outstanding under the Company’s senior credit facility was $12,864,000 at September 7, 2004 as compared to $14,495,000 at July 3, 2004 and $23,990,000 at June 30, 2003, as shown below (dollars in thousands):

	September 7, 2004	July 3, 2004	June 30, 2003
Term Loan Facility	$12,864	$14,495	$10,714
Acquisition Credit Facility	n/a	n/a	13,276
Working Capital Line of Credit	—	—	—

	$12,864	$14,495	$23,990

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its Working Capital Line. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools. At July 3, 2004 and September 7, 2004, there were no amounts outstanding under the Working Capital Line and there was $1,246,000 outstanding for letters of credit. The total unused portion of the Working Capital Line, after allowance for the letters of credit, at July 3, 2004 was $6,754,000. The Company’s loan covenants under its Credit Agreement limit the amount of senior debt borrowings. At July 3, 2004, additional borrowings available under the Credit Agreement were $1,678,000.

Net cash flow provided by operating activities for Fiscal 2004, 2003 and 2002 were $11,056,000, $7,807,000 and $10,548,000, respectively. The $3,249,000 increase in Fiscal 2004 as compared to Fiscal 2003 was primarily due to an increase in school operating profit of $1,551,000 and a reduction in transaction related fees of $1,168,000 that were incurred in Fiscal 2003. In Fiscal 2003, net cash flow provided by operating activities decreased $2,741,000 due primarily as a result of the decrease in school operating profit and transaction related fees.

Total cash and cash equivalents decreased by $2,006,000 from $4,722,000 at June 30, 2003 to $2,716,000 at July 3, 2004. The decrease was primarily related to $5,663,000 in capital expenditures, net repayments on senior and subordinated debt of $10,136,000, a decrease in cash overdraft of $3,110,000 and debt issuance cost of $1,364,000. The use of cash was offset by cash provided from operations totaling $11,056,000, proceeds of $2,894,000 from the sale of preferred stock, $4,057,000 in proceeds from the sale of schools and proceeds from the exercise of stock options of $544,000.

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. The Company’s contractual obligations and commercial commitments at July 3, 2004 were as follows: (dollars in thousands)

	Total	2005	2006	2007	2008	2009	Thereafter
Long term debt	25,336	2,405	2,260	2,180	2,000	6,491	10,000
Letters of credit	1,246	1,246	—	—	—	—	—
Swap agreement	331	83	248	—	—	—	—
Operating leases	226,002	28,695	27,323	25,342	23,665	21,796	99,181
Non-competes and consulting contracts	1,500	450	450	300	300	—	—

	254,415	32,879	30,281	27,822	25,965	28,287	109,181

Capital Expenditures

During Fiscal 2004, the Company placed one new school in operation. The new school opened in Fiscal 2004 was financed by a developer and leased to the Company. Capital expenditures for new school development include school equipment furniture and fixtures and curricula purchased by the Company for the operations of the school. During Fiscal 2005, the Company plans to open one pre-elementary schools and one elementary school. The funds to open these schools will be provided by cash flow from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2004, this limitation was $6,000,000.

In April 2001, the Company entered into a lease agreement to lease and open a school in the Atlanta, Georgia area by October 1, 2003. The Company decided not to pursue the development of this school and as a result, the Company was required to purchase the property on October 1, 2003 for approximately $1,860,000. The Company has listed the property with a real estate broker and currently has an offer for $1,200,000. At June 30, 2003, the Company recorded an expected loss on the sale of this property of $594,000, which amount was included in losses from discontinued operations. At July 3, 2004, the Company recorded an additional charge of $161,000 to reflect the value of the property at $1,200,000 less broker fees.

Capital expenditures are as follows: (dollars in thousands):

	53 Weeks Ended July 3, 2004	Fiscal Year ended June 30,
		2003	2002
New school development	$218	$1,593	$2,259
Renovations and equipment purchases	3,819	2,844	5,758
Land purchase	1,106	—	—
Corporate and information systems	569	295	656

	$5,712	$4,732	$8,673

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

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset ins some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operation.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS 149 do not affect the Company’s current accounting for derivative instruments or hedging activities; therefore, it had no effect on the Company’s financial condition or results of operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires that management make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the Company’s consolidated financial statements.

The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements. The following accounting policies are considered critical to the preparation of the Company’s consolidated financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

The Company’s recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services, a specific tuition rate and/or fee, and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other income is primarily comprised of supplemental fees from summer programs or camps and field trips. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

Accounts Receivable

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

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

Long-lived and Intangible Assets

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

During Fiscal 2004, impairment charges of $1,095,000 included in continuing operations were recorded with respect to certain underperforming schools. In Fiscal 2003, the Company incurred impairment charges of $2,907,000 included in discontinued operations and $1,015,000 included in continuing operations.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise.

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year. The Company engages an independent third party consultant to review its calculations required by SFAS 142 and if necessary the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

Fiscal 2004 test

During the fourth quarter of Fiscal 2004, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2004 indicated that one of the Company’s 10 reporting units was impaired as a result of deteriorating operating performance. The Company recorded an impairment loss related to this reporting unit of $2,273,000.

Fiscal 2003 test

Due to the termination of the Merger Agreement and the decline in the price of the Company’s common stock, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and circumstances at December 31, 2002. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s 10 reporting units were impaired. The Company recorded an impairment loss related to these two reporting units of $2,200,000.

During the fourth quarter of Fiscal 2003, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2003 indicated that three of the Company’s 10 reporting units were impaired as a result of deteriorating operating performance since December 2002. The Company recorded an impairment loss related to these three reporting units of $5,500,000.

In addition, goodwill specifically related to closed schools or in connection with the Company’s plan to sell schools identified as under-performing and/or which do not fit well with the Company’s business or geographic strategies resulted in an impairment of $1,053,000 and $711,000 in Fiscal 2004 and 2003, respectively. Goodwill impairment for these schools is included in loss from discontinued operations.

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

During Fiscal 2004, the Company re-evaluated the note receivable with TES. Based on the above factors and improved operating performance of TES, the Company concluded that the valuation allowance of $1,000,000 is still appropriate.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure due to rate changes on its 13.25%, $10,000,000 senior subordinated notes. The Company also has no cash flow exposure on certain mortgages, notes payable, capital leases and subordinated debt agreements aggregating $845,000 and $1,731,000 at July 3, 2004 and June 30, 2003, respectively. However, the Company does have cash flow exposure on its Credit Agreement, since the Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $73,000 and $173,000 in Fiscal 2004 and Fiscal 2003, respectively.

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

The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At July 3, 2004, the Company’s interest rate swap contract outstanding had a total notional amount of $8,571,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at July 3, 2004 was a liability of $330,000 and is included as a component of Accumulated Other Comprehensive Loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company’s independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-33 below.

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

In connection with the audits for the two fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through April 4, 2003, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of such disagreements in connection with its reports on the Company’s consolidated financial statements for such years. During the fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through April 4, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 3, 2004 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion.

During the fiscal quarter ended July 3, 2004, no significant change occurred in our internal control over financial reporting that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

Financial Statement Schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

(b) Reports on Form 8-K.

1.   On May 14, 2004, the registrant filed a Current Report on Form 8-K with respect to amendments to its Credit Agreement and Senior Subordinated Note Agreement, and announcing third quarter and nine-month revenue and earnings, and a change in the Registrant’s fiscal year end date.

(c) Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
3.1	The Registrant’s Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.)

3.2	The Registrant’s Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. (Filed as Exhibit 7(c) to the Registrant’s Current Report on Form 8-K, filed on June 14, 1993 and incorporated herein by reference.)

3.3	The Registrant’s Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Filed as Exhibit 4(ae) to the Registrant’s Quarterly Report on Form 10-Q with respect to the quarter ended September 30, 1994, and incorporated herein by reference.)
3.4	The Registrant’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit A to Exhibit 1.1 to the Registrant’s Registration Statement on Form 8-A, dated May 30, 2000, and incorporated herein by reference.)

3.5	The Registrant’s Amended and Restated By-laws as modified November 15, 2001. (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

3.6	The Registrant’s Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

3.7	The Registrant’s Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock. (Filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of May 16, 2000, between the Registrant and Stocktrans, Inc., as Rights Agent, which includes, as Exhibit B, thereto the Form of Rights Certificate. (Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 8-A, dated May 30, 2000, and incorporated herein by reference.)

4.2	Amendment No. 1 to the Rights Agreement of the Registrant, dated as of August 4, 2002, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2002, and incorporated herein by reference.)

4.3	Amendment No. 2 to the Rights Agreement of the Registrant, dated as of August 5, 2002, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on August 8, 2002, and incorporated herein by reference.)

4.4	Amendment No. 3 to the Rights Agreement of the Registrant, dated as of March 12, 2003, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 25, 2003, and incorporated herein by reference.)

4.5	Amendment No. 4 to the Rights Agreement of the Registrant, dated as of June 17, 2003, between the Registrant and Stocktrans, Inc., as Rights Agent. (Filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

4.6	Amendment No. 5 to the Rights Agreement of the Registrant, dated as of September 9, 2003, between the Registrant and Stocktrans, Inc., as Rights Agent. as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.1	Investment Agreement dated as of June 30, 1998 between the Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

The Registrant has omitted certain instruments defining the rights of holders of long-term debt in cases where the indebtedness evidenced by such instruments does not exceed 10% of the Registrant’s total assets. The Registrant agrees to furnish a copy of each of such instruments to the SEC upon request.

10.2	1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987, and incorporated herein by reference.)
10.3	1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as Exhibit 19 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 1988, and incorporated herein by reference.)

10.4	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.5	Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.6	Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.7	Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant’s Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994, and incorporated herein by reference.)

10.8	Amendment dated February 23, 1996 to Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

10.9	Second Amendment dated as of June 17, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.10	Third Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.11	Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4A to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

10.12	Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the common stock of the Registrant. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.13	First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.14	First Amendment dated as of June 17, 2003 to First Amended and Restated Registration Rights Agreement between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)
10.15	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.16	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.17	Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.18	Employment and Termination Agreement dated as of August 2001 between A.J. Clegg and the Registrant. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.19	Employment and Termination Agreement dated as of August 2001 between John R. Frock and the Registrant. (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.20	Consultant Agreement dated as of July 11, 2003 among the Registrant, A.J. Clegg and Tuscan Business Solutions, Inc. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.21	Consultant Agreement dated as of August 29, 2003 between the Registrant and John R. Frock. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.22	Purchase and Sale Agreement dated as of March 21, 2003 between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.23	Amendment dated July 9, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.24	Amendment dated July 24, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.25	Amendment dated August 13, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.26	Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.27	First Amendment dated as of June 17, 2003 to Series C Convertible Preferred Stock and Common Stock Warrant Purchase Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)
10.28	Management Rights Letter of the Registrant dated as of June 17, 2003, issued to Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.29	Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.30	First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

10.31	Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.32	Second Amendment dated as of September 9, 2003 to Series C Convertible Preferred Stock and Common Stock Warrant Purchase Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.33	Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.34	Employment Agreement dated as of July 24, 2003 between the Registrant and George Bernstein. (Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.35	Credit Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries as Guarantors, and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.36	Revolving Note, dated as of February 20, 2004 in the principal amount of $8,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.37	Term Note, dated as of February 20, 2004 in the principal amount of $15,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.38	Security Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.39	Senior Subordinated Note Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries as Guarantors, Mollusk Holdings, L.L.C. and Blesbok LLC. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)
10.40	Senior Subordinated Note, dated as of February 20, 2004 in the principal amount of $5,000,000, payable to the order of Blesbok LLC. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.41	Senior Subordinated Note, dated as of February 20, 2004 in the principal amount of $5,000,000, payable to the order of Mollusk Holdings, L.L.C. (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.42	First Amendment to Credit Agreement dated as of April 19, 2004 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2004, and incorporated herein by reference.)

10.43	First Amendment to Senior Subordinated Note Agreement dated as of April 19, 2004 among the Registrant, Mollusk Holdings, L.L.C. and Blesbok LLC. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2004, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit

16.1	Letter from PricewaterhouseCoopers LLP to the SEC, dated April 1, 2003 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2003, and incorporated herein by reference.)

21	List of subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers L.L.P. (Filed herewith.)

23.2	Consent of BDO Seidman, LLP. (Filed herewith.)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

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

Date: September 14, 2004	NOBEL LEARNING COMMUNITIES, INC

	By:	/s/ GEORGE H. BERNSTEIN
George H. Bernstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date
/s/ GEORGE H. BERNSTEIN George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2004

/s/ THOMAS FRANK Thomas Frank	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2004

/s/ THERESE KREIG CRANE Therese Kreig Crane	Non-executive Chairman of the Board and Director	September 14, 2004

/s/ STEVEN B. FINK Steven B. Fink	Director	September 14, 2004

/s/ JOSEPH W. HARCH Joseph W. Harch	Director	September 14, 2004

/s/ PETER H. HAVENS Peter H. Havens	Director	September 14, 2004

/s/ RICHARD J. PINOLA Richard J. Pinola	Director	September 14, 2004

/s/ MICHAEL J. ROSENTHAL Michael J. Rosenthal	Director	September 14, 2004

/s/ RALPH SMITH Ralph Smith	Director	September 14, 2004

/s/ DAVID L. WARNOCK David L. Warnock	Director	September 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nobel Learning Communities, Inc.

West Chester, PA

We have audited the accompanying consolidated balance sheets of Nobel Learning Communities, Inc. and Subsidiaries as of July 3, 2004 and June 30, 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and Subsidiaries as of July 3, 2004 and June 30, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 9, 2004

Report of Independent Auditors

To the Stockholders and

    the Board of Directors of

    Nobel Learning Communities, Inc.:

In our opinion, the consolidated statement of operations, statement of stockholders’ equity and comprehensive loss, and statement of cash flow of Nobel Learning Communities, Inc. and its subsidiaries for the year ended June 30, 2002 present fairly, in all material respects, the results of operations and cash flows of Nobel Learning Communities, Inc. and its subsidiaries for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

September 3, 2002

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	July 3, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$2,716	$4,722
Accounts receivable, less allowance for doubtful accounts of $912 in 2004 and $803 in 2003	2,157	5,331
Refundable income taxes	1,092	1,203
Deferred tax asset	3,552	2,941
Prepaid rent	2,460	2,455
Prepaid insurance and other	2,383	1,941
Property and equipment held for sale	4,238	8,503

Total Current Assets	18,598	27,096

Property and equipment, at cost	62,250	57,602
Accumulated depreciation and amortization	(37,326)	(30,147)

Total property and equipment	24,924	27,455

Goodwill	36,639	39,965
Intangible assets, net	528	197
Note receivable, net of $1,000 allowance in 2004 and 2003	1,500	1,500
Deferred tax asset	1,863	863
Deposits and other assets	1,813	892

Total Assets	$85,865	$97,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,405	$24,860
Current portion of swap contract	83	910
Cash overdraft liability	319	3,429
Accounts payable and other current liabilities	15,009	10,662
Unearned revenue	9,470	10,330

Total Current Liabilities	27,286	50,191

Long-term obligations	12,931	677
Long-term subordinated debt	10,000	9,928
Long-term portion of swap contract	247	—
Other long term liabilities	1,126	97

Total Liabilities	51,590	60,893

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 7,969,719 in 2004 and 7,381,513 in 2003, outstanding 6,015,807 in 2004 and 5,920,797 in 2003. $14,030 and $11,524 aggregate liquidation preference at July 3, 2004 and June 30, 2003, respectively	6	6
Common stock, $0.001 par value; 20,000,000 shares authorized; issued 6,842,707 in 2004 and 6,612,109 in 2003, outstanding 6,612,197 in 2004 and 6,381,599 in 2003	7	6
Treasury stock, at cost; 230,510 shares in 2004 and 2003	(1,375)	(1,375)
Additional paid-in capital	51,216	47,753
Accumulated deficit	(15,375)	(8,778)
Accumulated other comprehensive loss	(204)	(537)

Total Stockholders’ Equity	34,275	37,075

Total Liabilities and Stockholders’ Equitiy	$85,865	$97,968

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Revenues	$155,158	$146,685	$141,980

Operating expenses:
Personnel costs	74,086	70,011	65,901
School operating costs	22,506	20,976	20,540
Insurance, taxes, rent and other	33,384	31,896	27,920
Depreciation and amortization	5,074	5,200	4,833
New school development	179	224	626

Total operating expenses	135,229	128,307	119,820

School operating profit	19,929	18,378	22,160

Goodwill and other asset impairments	3,368	8,715	—
Transaction related costs	—	1,168	—
General and administrative expenses	14,256	13,885	11,776

Operating (loss) income	2,305	(5,390)	10,384

Interest expense	3,632	3,740	3,637
Other income, net	(45)	(189)	(126)

(Loss) income from continuing operations before income taxes	(1,282)	(8,941)	6,873
Income tax expense (benefit)	34	(2,315)	2,728

(Loss) income from continuning operations	(1,316)	(6,626)	4,145
Loss from discontinued operations, net of income tax benefit of $2,920, $3,010, $760, respectively	(4,765)	(4,908)	(1,311)

Net (loss) income	(6,081)	(11,534)	2,834
Preferred stock dividends	516	82	82

Net (loss) income available to common stockholders	$(6,597)	$(11,616)	$2,752

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.28)	$(1.06)	$0.65
(Loss) from discontinued operations	(0.73)	(0.77)	$(0.21)

Net (loss) income per share	$(1.01)	$(1.83)	$0.44

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.28)	$(1.06)	$0.56
(Loss) from discontinued operations	(0.73)	(0.77)	$(0.18)

Net (loss) income per share	$(1.01)	$(1.83)	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Years Ended July 3, 2004 and June 30, 2003 and 2002

(Dollars in thousands except share data)

					Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
June 30, 2001	4,587,464	$5	6,212,561	$6	$(1,375)	$39,879	$86	$—	$38,601

Comprehensive income:
Net income	—	—	—	—	—	—	2,834	—	$2,834
Swap contract, net of tax	—	—	—	—	—	—	—	(376)	(376)

Total comprehensive income									$2,458

Stock options and warrants exercised	—	—	332,392	—	—	1,510	—	—	1,510
Preferred dividends	—	—	—	—	—	—	(82)	—	(82)

June 30, 2002	4,587,464	5	6,544,953	6	(1,375)	41,389	2,838	(376)	42,487

Comprehensive income:
Net loss	—	—	—	—	—	—	(11,534)	—	$(11,534)
Swap contract, net of tax	—	—	—	—	—	—	—	(161)	(161)

Total comprehensive loss									$(11,695)

Issuance of preferred stock	1,333,333	1	—	—	—	5,999	—	—	6,000
Issuance of common stock	—	—	57,143	—	—	199	—	—	199

Compensation for non employee stock options	—	—	—	—	—	140	—	—	140
Stock options exercised	—	—	10,013	—	—	26	—	—	26
Preferred dividends	—	—	—	—	—	—	(82)	—	(82)

June 30, 2003	5,920,797	6	6,612,109	6	(1,375)	47,753	(8,778)	(537)	37,075

Comprehensive income:
Net loss	—	—	—	—	—	—	(6,081)	—	$(6,081)
Swap contract, net of tax	—	—	—	—	—	—	—	333	333

Total comprehensive loss									$(5,748)

Issuance of preferred stock	588,236	—	—	—	—	2,894	—	—	2,894
Conversion of preferred stock	(493,226)	—	127,266	—	—	—	—	—	—
Compensation for non employee stock options	—	—	—	—	—	26	—	—	26
Stock options exercised	—	—	103,332	1	—	543	—	—	544
Preferred dividends	—	—	—	—	—	—	(516)	—	(516)

July 3, 2004	6,015,807	$6	6,842,707	$7	$(1,375)	$51,216	$(15,375)	$(204)	$34,275

The accompanying notes are an integral part of these consolidated financial statements

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Cash Flows from Operating Activities:
Net (loss) income	$(6,081)	$(11,534)	$2,834
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	7,754	6,469	6,075
Fixed asset impairments	1,095	2,993	—
Goodwill impairment	3,326	9,426	—
Reserve for discontinued operations	2,281	1,904	—
Valuation allowance—note receivable	—	1,000	—
Amortization of debt discount	257	129	129
Provision for losses on accounts receivable	519	481	491
Provision for deferred taxes	(1,666)	(4,525)	732
Other	38	20	84
Changes in Assets and Liabilities
Accounts receivable	2,617	(3,993)	(363)
Prepaid assets	(446)	435	(912)
Other assets and liabilities	1,267	756	421
Unearned revenue	(860)	2,974	370
Accounts payable and accrued expenses	955	1,272	687

Net Cash Provided by Operating Activities	11,056	7,807	10,548

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,712)	(4,732)	(8,673)
Proceeds from sale of property and equipment	4,057	—	657
Buy out of 20% ownership in subsidary	—	(175)	—
Issuance of notes receivable	—	(85)	(425)
Repayment of notes receivable	149	100	1,680

Net Cash (Used) in Investing Activities	(1,506)	(4,892)	(6,761)

Cash Flows from Financing Activities:
Proceeds (payments) on revolving lines of credit	—	(2,084)	2,962
Repayment of long term debt	(9,613)	(2,143)	(2,143)
Repayment of subordinated debt	(523)	(1,399)	(3,865)
Proceeds from the issuance of preferred stock	2,894	6,000	—
Cash overdraft	(3,110)	(135)	(1,864)
Debt issuance cost	(1,364)	—	—
Proceeds from capital lease	—	144	311
Repayment of capital lease obligations	(250)	(148)	(150)
Dividends paid to preferred stockholders	(78)	(82)	(82)
Cash distribution of minority interest	(56)	(159)	—
Proceeds from exercise of stock options and warrants	544	26	1,510

Net Cash Provided by (Used in) Financing Activities	(11,556)	20	(3,321)

Net increase (decrease) in cash and cash equivalents	(2,006)	2,935	466
Cash and cash equivalents at beginning of year	4,722	1,787	1,321

Cash and cash equivalents at end of year	$2,716	$4,722	$1,787

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Supplemental Disclosures of Cash Flow Information

Cash paid during year for:
Interest	$3,842	$4,071	$3,351
Income taxes	$66	$708	$1,175
Property and equipment acquired by capital lease	$—	$892	$—
Stock issued for 20% buy out of subsidiary recorded as goodwill	$—	$199	$—
Accrued preferred stock dividends	$516	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company”) is a leading non-sectarian, for-profit provider of education and educational services for the pre-elementary through 12th grade market. The Company’s programs are offered through a network of general education pre-elementary, elementary and middle schools, programs for learning challenged students, special purpose high schools, and the Company also provides management services for charter schools. These schools operate under various brand names and are located in California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington.

Principles of Consolidation and Basis of Presentation:

Effective for the fiscal year ending July 3, 2004 (“Fiscal 2004”), the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. For Fiscal 2004, the fiscal year ended on July 3, 2004 and it includes 53 weeks. For prior years, the fiscal year ended on June 30. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Recognition of Revenues:

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other income is primarily comprised of supplemental fees from summer programs or camps and field trips. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

Cash and Cash Equivalents:

The Company considers cash on hand, cash in banks, and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes this risk by maintaining deposits in high quality financial institutions.

Accounts Receivable and Credit Risk:

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each parent/guardian’s financial condition. The Company also has

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

investments in other entities. The collectibility of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Activity with respect to the Company’s allowance for doubtful accounts was as follows (dollars in thousands):

	Balance at beginning of period	Charge to expense	Write-offs	Balance at end of period
July 3, 2004
Allowance for doubtful accounts	$803	$517	$(408)	$912
June 30, 2003
Allowance for doubtful accounts	$468	$481	$(146)	$803
June 30, 2002
Allowance for doubtful accounts	$351	$491	$(374)	$468

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

Buildings	40 years
Leasehold improvements	The shorter of the leasehold period or useful life
Furniture and equipment	3 to 10 years

Maintenance, repairs and minor renewals are expensed as incurred. Upon retirement or other disposition of buildings and furniture and equipment, the cost of the items, and the related accumulated depreciation, are removed from the accounts and any gain or loss is included in operations.

Long-Lived and Intangible Assets:

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

During Fiscal 2004, impairment charges of $1,095,000 included in continuing operations were recorded with respect to certain underperforming schools. In the fiscal year ended June 30, 2003 (“Fiscal 2003”), the Company incurred impairment charges of $2,907,000 for closed schools and schools included in discontinued operations and $1,015,000 for underperforming schools included in continuing operations.

Income Taxes:

The Company accounts for income taxes using the asset and liability method, in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized as income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

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

Stock Compensation

The Company accounts for options under the recognition and measurement principles of Account Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123”. Accordingly, no stock–based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 148, the Company’s net (loss) income and net (loss) income per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Net (loss) income—As reported	(6,081)	$(11,534)	$2,834
Add: stock based compensation included in net (loss) income as reported	—	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(67)	(59)	(193)

Pro Forma net (loss) income	$(6,148)	$(11,593)	$2,641

Basic (loss) earning per share—as reported	$(1.01)	$(1.83)	$0.44
Basic (loss) earnings per share—pro forma	$(1.02)	$(1.83)	$0.41

Diluted (loss) earning per share—as reported	$(1.01)	$(1.83)	$0.38
Diluted (loss) earnings per share—pro forma	$(1.02)	$(1.83)	$0.35

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2004	2003 (a)	2002
Expected dividend yield	0.00%	n/a	0.00%
Expected stock price volatility	50.44%	n/a	37.07%
Risk-free interest rate	3.13%	n/a	4.44%
Expected life of options	3 years	3 years	3 years

(a)	No options were granted during Fiscal 2003.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if assumptions change. The most significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, long-lived assets and goodwill valuations and any resulting impairment, the valuation of our investments and realization of our deferred tax assets.

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

Accounting for Derivatives:

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments, Certain Hedging Activities,” an amendment of SFAS Standard No. 133, establishes accounting and reporting standards requiring that every derivative instrument, such as interest rate swap agreements, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company records its derivatives at fair value within the consolidated balance sheet and the changes in fair value of the derivatives are either reported in earnings or are reported in other comprehensive loss in stockholders’ equity. The fair value represents the estimated amount the Company would receive or pay to terminate their interest rate swap agreements taking into consideration current interest rates (see Note 12). Derivatives are limited in use and are not entered into for speculative purposes.

New Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operation.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to clarify the financial accounting and reporting for derivative instruments and hedging activities. SFAS 149 is intended to improve financial reporting by requiring comparable accounting methods for similar contracts. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003. The requirements of SFAS 149 do not affect the Company’s current accounting for derivative instruments or hedging activities; therefore, it had no effect on the Company’s financial condition or results of operations.

In January 2003 the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies in the first year or interim period beginning after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Currently the Company does not have any variable rate interest in entities. The Company will apply the consolidation requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

Reclassifications:

As a result of the 20 schools closed or held for sale since the beginning of Fiscal 2003, the Company has reclassified amounts previously reported in its consolidated statements of operations for Fiscal 2003 and 2002 to reflect the results of discontinued operations separate from continuing operations. The Company also reclassified each of the four quarters of Fiscal 2004 and Fiscal 2003 for similar reasons. See Note 24, Quarterly Results (Unaudited). In addition, certain other prior period amounts have been reclassified to conform to the current year’s presentation.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Earnings (Loss) Per Share:

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock and the exercise of options and warrants if they are diluted. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company sustained a loss for Fiscal 2004 and 2003. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at July 3, 2004 and June 30, 2003 were not included in the computation of diluted earnings per share for the years then ended as they were antidilutive. (Loss) earnings per share are computed as follows (dollars in thousands):

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Basic (loss) income per share:

Net (loss) income	$(6,081)	$(11,534)	$2,834
Less preferred dividends	516	82	82

Net income available for common stock	$(6,597)	$(11,616)	$2,752

Average common stock outstanding	6,511,912	6,336,284	6,197,936

Basic (loss) income per share	$(1.01)	$(1.83)	$0.44

Diluted (loss) income per share:

Net (loss) income available for common stock and dilutive securities	$(6,597)	$(11,616)	$2,834
Average common stock outstanding	6,511,912	6,336,284	6,197,936
Options, warrants and convertible preferred stock	—	—	1,276,767

Average common stock and dilutive securities outstanding	6,511,912	6,336,284	7,474,703

Dilutive (loss) income per share	$(1.01)	$(1.83)	$0.38

3. Discontinued Operations

The Company has developed exit plans for schools identified as under-performing and/or which do not fit with the Company’s business or geographic strategies. Discontinued operations consist of twenty schools and one undeveloped property held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004 (eight in the fourth quarter of Fiscal 2004) and in Fiscal 2003, six ceased operations and five were placed as held for sale.

The twenty schools consist of fifteen closed schools and five operating (held for sale) schools. Of the fifteen closed schools, eight were subleased, five are vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination.

Four of the vacant schools are available for sublease or sale by the landlord and may reduce or terminate our related lease obligations. One vacant school owned by the Company was sold subsequent to the end of Fiscal 2004.

In Fiscal 2004 and Fiscal 2003, the Company recorded charges of $3,404,000 and $1,996,000, respectively, for future lease obligations included in discontinued operations. These charges include accruals for future lease

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

obligations related to the eight subleased, four vacant and one lease terminated schools. The charges are calculated using the discounted present values of future lease payments, net of estimated future sublease amounts and time to potential sale by landlord (which would eliminate the Company’s future rent and related obligations).

The operating results for these schools are classified as discontinued operations in the statements of operations for all periods presented, net of tax. A summary of discontinued operations is as follows (dollars in thousands):

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Revenues	$8,635	$14,919	$14,299

Operating expenses	10,485	17,224	16,370

Operating loss	(1,850)	(2,305)	(2,071)
Goodwill impairment	(1,052)	(710)	—
Write down of property and equipment	(1,379)	(2,907)	—
Accrual for future lease obligations	(3,404)	(1,996)	—

Loss from discontinued operations before income tax benefit	(7,685)	(7,918)	(2,071)
Income tax benefit	(2,920)	(3,010)	(760)

Loss from discontinued operations	$(4,765)	$(4,908)	$(1,311)

Assets related to discontinued operations amount to $5,199,000 of which $4,238,000 are in property and equipment held for sale and the balance is primarily in receivables and prepaid assets.

For the Fiscal 2004, 2003 and 2002, the table below shows revenue and operating results for schools held for sale and closed schools (dollars in thousands):

	Total	Five schools held for sale	Fifteen closed schools
2004
Revenue	$8,635	$4,012	$4,623
Operating (loss) income	(1,850)	583	(2,433)

2003
Revenue	$14,919	$3,946	$10,973
Operating (loss) income	(2,305)	380	(2,685)

2002
Revenue	$14,299	$4,015	$10,284
Operating (loss) income	(2,071)	449	(2,520)

4. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $1,464,000 and $2,239,000 at July 3, 2004 and June 30, 2003, respectively. The

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company’s funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

5. Property and Equipment:

The balances of major property and equipment classes, excluding property and equipment held for sale, were as follows (dollars in thousands):

	July 3, 2004	June 30, 2003
Land	$1,334	$1,334
Buildings	5,066	4,918
Assets under capital lease obligations	1,224	1,975
Leasehold improvements	24,306	21,569
Furniture and equipment	29,824	27,712
Construction in progress	496	94

	62,250	57,602
Accumulated depreciation and amortization	(37,326)	(30,147)

	$24,924	$27,455

Depreciation and amortization expense from continuing operations was $5,501,000, $5,319,000, and $4,747,000 for Fiscal 2004, Fiscal 2003 and the fiscal year ended June 30, 2002 (“Fiscal 2002”), respectively. Amortization of capital leases included in depreciation expense amounted to $150,000, $529,000 and $183,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Accumulated amortization of capital leases amounted to $1,224,000 and $695,000 at July 3, 2004 and June 30, 2003, respectively.

6. Goodwill:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise.

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year. The Company engages an independent third party consultant to review its calculations required by SFAS 142 and if necessary the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a charge to income from operations.

Fiscal 2004 test

During the fourth quarter of Fiscal 2004, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2004 indicated that one of the Company’s 10 reporting units was impaired as a result of deteriorating operating performance. The Company recorded an impairment loss related to this reporting unit of $2,273,000.

Fiscal 2003 test

Due to the termination of a merger agreement and the decline in the price of the Company’s common stock, the Company was required by SFAS 142 to evaluate the Company’s goodwill for recovery based on the facts and

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

circumstances at December 31, 2002. The level one impairment test as required under SFAS 142 as of December 31, 2002 indicated that two of the Company’s 10 reporting units were impaired. The Company recorded an impairment loss related to these two reporting units of $2,200,000.

During the fourth quarter of Fiscal 2003, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2003 indicated that three of the Company’s 10 reporting units were impaired as a result of deteriorating operating performance since December 2002. The Company recorded an impairment loss related to these three reporting units of $5,500,000.

In addition, goodwill specifically related to closed schools or in connection with the Company’s plan to sell schools identified as under-performing and/or which did not fit well with the Company’s business or geographic strategies resulted in an impairment of $1,053,000 and $711,000 in Fiscal 2004 and 2003, respectively. Goodwill impairment for these schools is included in loss from discontinued operations.

7. Acquisitions:

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

In Fiscal 2003, the Company recorded a goodwill impairment charge of $1,015,000 related to its investment in The Activities Club which includes the purchase of the 20% ownership noted above. This impairment charge was to reduce the carrying value of the asset to its fair value. This impairment charge is included in goodwill and other asset impairments.

8. Intangible Assets, net:

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. Such intangibles are being amortized over the life of the intangibles ranging from 3 - 5 years.

At July 3, 2004 and June 30, 2003 the Company’s intangibles assets were as follows (dollars in thousands):

	July 3, 2004	June 30, 2003
Non-compete	$3,198	$2,493
Other	1,276	1,276

	4,474	3,769
Accumulated amortization	(3,946)	(3,572)

	$528	$197

In Fiscal 2004, the Company entered into non-compete agreements with two former executives of the Company. The total value of these non-compete agreements were $705,000 and are being amortized over a three year period.

In Fiscal 2003, the Company recorded an impairment charge of $1,015,000 related to the intangible assets of The Activities Club. This impairment charge was included in goodwill and other asset impairments.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for intangible assets was $374,000, $309,000 and $491,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. At July 3, 2004, the remaining amortization of intangible assets is as follows: $230,000 in 2005, $215,000 in 2006 and $53,000 in 2007.

9. Property and Equipment Held for Sale:

The amounts reflected in the table below include certain property and equipment held for sale. The balances of property and equipment held for sale were as follows (dollars in thousands):

	July 3, 2004	June 30, 2003
Land	$2,604	$3,143
Buildings	1,142	3,342
Leasehold improvements	262	1,152
Furniture and equipment	230	866

	4,238	8,503

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

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000. All of the proceeds were used to pay down the Company’s senior term debt.

10. Long Term Note Receivable:

The Company has a $2,500,000 note receivable pursuant to of a Credit Agreement with Total Education Solutions (“TES”). The note receivable is due May 2005 and $2,250,000 of the note receivable is convertible into 30% ownership of TES. In connection with the note receivable, the Company also has warrants to purchase an additional 10% of TES common stock at $100 per share, provided that $3,500,000 of senior secured financing has been made available to TES on competitive terms. TES, established in 1997, provides special education services to charter schools and public schools which, because of lack of internal capabilities or other reasons, wish to out-source their provision of special education programs (which, under federal law, they are required to provide to select students). Prior to the financing provided from the Company in May 2000, TES provided services to schools in a small regional area of Southern California.. The proceeds received by TES have been used for the expansion of its product throughout California and its entry into Michigan. Although TES’s revenues have grown since the origination of the credit agreement, TES has also incurred losses as a result of building the infrastructure to service other regions.

As part of the evaluation of the carrying value of TES, a number of positive and negative factors affecting TES were considered including:

•	Operating results and outlook for TES

•	Projected capital requirements for TES

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Expected future cash flows

•	Current conditions and trends in the industry

•	Other industry comparables; and

•	The Company’s plans and ability to hold this investment.

As a result of this evaluation, the Company recorded a valuation allowance of $1,000,000 in the fourth quarter of Fiscal 2003 to reflect the current net realizable value of the Company’s note receivable with TES.

During Fiscal 2004, the Company re-evaluated the note receivable with TES. Based on the above factors and improved operating performance of TES, the Company concluded that the valuation allowance of $1,000,000 is still appropriate.

11. Debt:

Debt consisted of the following (dollars in thousands):

	July 3, 2004	June 30, 2003
Long Term Obligations:
Revolving and term credit facilities	$14,495	$23,990
Capitalized lease obligations	—	906
Other	691	153

	15,186	25,049
Less current portion	(2,255)	(24,372)

	$12,931	$677

Long Term Subordinated Debt:
Senior subordinated notes due 2009, interest at 13.25%, payable quarterly.	$10,000	$—
Senior subordinated note due 2007, interest at 12%, payable quarterly. Net of original issued discount of $257,000 at June 30, 2003	—	9,743
Subordinated debt agreements, due in varying installments over one to three years with fixed interest rates varying from 7% to 8%	150	673

	10,150	10,416
Less current portion	(150)	(488)

	$10,000	$9,928

Refinancing

On February 20, 2004, the Company completed a refinancing of its senior credit facility and its senior subordinated debt.

The Company entered into a $22,995,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provides for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 working capital line (the “Working Capital Line”). Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restated Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Working Capital Line is scheduled to

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

terminate on February 15, 2009. Up to $3,000,000 of the Working Capital Line may be used for the issuance of letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and are collateralized by a pledge of stock of the Company’s subsidiaries. In addition, the Credit Agreement is secured by liens on real property owned by the Company. At July 3, 2004, the Company had $14,495,000 outstanding under the Term Loan and no amounts outstanding under the Working Capital Line.

The Credit Agreement bears interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals: (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.25% to 3.75%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 1.00% to 1.5%. At July 3, 2004, the weighted average interest rate on the Credit Agreement was 7.9%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 3.0% to 3.5%. At July 3, 2004, the Company had $1,246,000 committed under outstanding letters of credit. At July 3, 2004, the letter of credit fee was 3.5%.

In July 1998, the Company issued a $10,000,000 senior subordinated note to Allied Capital Corporation. On February 20, 2004, the Company retired the $10,000,000 senior subordinated debt outstanding with Allied Capital Corporation by issuing a $5,000,000 senior subordinated note to Blesbok LLC and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (the “Notes”). The Notes are due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments (without penalty) on the Notes, in whole or in part, after February 20, 2005.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed leverage ratios. At July 3, 2004, the Company was in compliance with all required covenants under the Credit Agreement and the Notes.

In connection with the issuance of the Credit Agreement and the Notes, the Company incurred $1,364,000 of cost related to legal, investment banking and commitment fees. The fees have been capitalized and will be amortized over the term of the agreements. In addition, the Company expensed $83,000 of unamortized debt fees related to the retirement of the senior subordinated note issued to Allied Capital Corporation.

In connection with July 1998 issuance of the $10,000,000 senior subordinated note to Allied Capital Corporation, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of the Company’s common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000 based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price on that date. The Company recorded a debt discount and allocated $899,000 of the proceeds of the transaction to the value of the warrants. As a result of the retirement of the senior subordinated debt on February 20, 2004, the remaining unamortized debt discount of $171,000 was expensed and is included as a component of interest expense.

Amendments Related to the Amended and Restated Loan and Security Agreement with Fleet Bank Retired by the February 20, 2004 Refinancing

In May 2001, the Company entered into the Third Amendment to the Amended and Restated Loan and Security Agreement, which increased the Company’s borrowing capacity to $40,000,000. Three separate

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

facilities were established under the Amended and Restated Loan and Security Agreement: (1) $10,000,000 Working Capital Credit Facility (2) $15,000,000 Acquisition Credit Facility, and (3) $15,000,000 Term Loan.

On September 29, 2003, the Company entered into its sixth amendment to the Amended and Restated Loan and Security Agreement with Fleet Bank. This amendment (i) modified the definition of EBITDA (defined as earnings before interest expense, income taxes, depreciation and amortization and excludes certain one time charges) to allow for additional non-cash expenses associated with Fiscal 2003 and the first quarter of Fiscal 2004 results to be excluded from EBITDA, (ii) required a $1,000,000 pay down on the acquisition credit facility, (iii) reduced its working capital line of Credit from $10,000,000 to $5,000,000, (iv) required the Company to have a commitment by October 31, 2003 for refinancing of its existing senior credit facility, and (v) required that all of the Company’s senior debt be paid off by December 31, 2003. On October 31, 2003, the Company received a commitment letter to refinance its existing debt.

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

In connection with the amendments, the Company incurred $466,000 for fees paid to Fleet Bank during Fiscal 2004 and in Fiscal 2003 the Company incurred a write off of $356,000 related to deferred debt issuance cost which are reflected in interest expense in the applicable years.

Issuance of Preferred Stock

On June 17, 2003, the Company completed a private placement of an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Preferred Stock is convertible into common stock at a conversion rate of one share of common stock for each share of Series E Convertible Preferred Stock. The proceeds from the issuance of the Series E Convertible Preferred Stock were used to pay down the Company’s then-current Working Capital Line of Credit by $4,543,000 with the remainder being available for working capital purposes.

Sale of Property

On August 28, 2003, the Company completed the sale of an owned school located in the greater Phoenix, Arizona area and received net proceeds of $3,935,000. On September 2, 2003, the Company used the proceeds from the sale of the Arizona property to make a required $4,000,000 payment against the acquisition credit facility.

As a result of these events and schedule payments, the total amount outstanding under the Company’s senior credit facilities were $14,495,000 at July 3, 2004 as compared to $23,990,000 at June 30, 2003.

Interest Rate Swap

In connection with the May 2001 amendment to the Company’s Amended and Restated Loan and Security Agreement, the Company entered an interest rate swap agreement on the $15,000,000 Term Loan Facility.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On February 20, 2004, the Company transferred it rights under the interest rate swap agreement to Harris Trust and Savings Bank, which continued the existence of the interest rate swap. Under the assignment, $9,643,000 of the term loan has been allocated to the swap agreement, which retains the same terms and conditions.

The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At July 3, 2004, the Company’s interest rate swap contract outstanding had a total notional amount of $8,571,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at July 3, 2004 was a liability of $330,000 and is included as a component of Accumulated Other Comprehensive Loss.

Maturities of long-term obligations are as follows (dollars in thousands):

Fiscal Year
2005	$2,405
2006	2,260
2007	2,180
2008	2,000
2009	6,491
2010	10,000

$25,336

12. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows (dollars in thousands):

	July 3, 2004	June 30, 2003
Accounts payable	$2,408	$2,046
Accrued payroll and related items	4,306	3,285
Accrued for closed schools	4,185	1,904
Accrued income and property taxes	1,052	978
Accrued insurance	633	431
Accrued rent	344	403
Other accrued expenses	2,081	1,615

	$15,009	$10,662

13. Cash Overdraft Liability:

Cash overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without bank finance charges, as soon as they are presented.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Lease Obligations:

Future minimum lease obligations, by year and in the aggregate, for all real properties that the Company and its subsidiaries have entered into, consisted of the following at July 3, 2004 (dollars in thousands):

	Future Minimum Rental Payments			Future Minimum Sub-lease Payments
	Total	Continuing Operations	Discontinued Operations
2005	$28,695	$24,770	$3,925	$(1,219)
2006	27,323	23,821	3,502	(1,066)
2007	25,342	22,203	3,139	(1,048)
2008	23,665	20,521	3,144	(1,017)
2009	21,796	18,644	3,152	(210)
2010 and thereafter	99,181	85,131	14,050	(306)

Total minimum lease obligations	$226,002	$195,090	$30,912	$(4,866)

Most of the above leases contain annual rental increases based on changes in consumer price indexes, which are not reflected in the above schedule. Rental expense for all operating leases included in continuing operations was $25,081,000, $24,501,000, and $21,313,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Rental expense for all operating leases included in discontinued operations was $1,561,000, $2,567,000, and $2,616,000 for Fiscal 2004, 2003 and Fiscal 2002, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs.

Leases included in discontinued operations include 33 leases which have been assigned, sublet to third parties, operating until sold, in the process of being sublet or sold by the owner. If such parties under assigned or sublease agreements default, the Company is contingently liable.

Future minimum sub-lease payments relate to eight discontinued properties.

15. Stockholders’ Equity:

Preferred Stock:

A summary of the Company’s convertible preferred stock is as follows:

	Issued	Outstanding
		July 3, 2004	July 3, 2004
Series A	2,484,320	933,694	1,023,694
Series C	2,500,000	2,096,714	2,499,940
Series D	1,063,830	1,063,830	1,063,830
Series E	1,333,333	1,333,333	1,333,333
Series F	588,236	588,236	—

	7,969,719	6,015,807	5,920,797

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000. The Series F Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series F Convertible Preferred Stock. Holders of Series F Convertible Preferred Stock are entitled to dividends, which shall accrue and be paid

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

quarterly in arrears at an annual rate of 5% of the Series F Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. In addition, if during the 12 month period ending June 2004, the Company’s EBITDA is less than $12,000,000, the dividend rate would increase to 8% until the Company achieves an EBITDA of at least $14,000,000. The dividends will be paid in kind with additional shares of Series F Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the common stock. Upon liquidation, the holders of Series F Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the common stock, the Series F Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series F Purchase Price, or the amount such holders would have received if all shares of Series F Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation. Each outstanding share of Series F Convertible Preferred Stock is entitled to 0.9623 of a vote, subject to adjustment. The proceeds from the issuance of the Series F Convertible Preferred Stock was used for the repayment of debt, to meet certain bank covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes. At July 3, 2004, 588,236 shares of Series F Convertible Preferred Stock was outstanding and an additional 28,729 shares of paid in kind dividends were accrued.

On June 17, 2003, the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series E Convertible Preferred Stock. Holders of Series E Convertible Preferred Stock are entitled to dividends which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series E Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. The dividends will be paid in kind with additional shares of Series E Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the common stock. Upon liquidation, the holders of Series E Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the common stock, the Series E Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series E Purchase Price, or the amount such holders would have received if all shares of Series E Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation. At July 3, 2004, 1,333,333 shares of Series E Convertible Preferred Stock was outstanding and an additional 70,646 shares of paid in kind dividends were accrued.

In 1995, the Company issued 1,063,830 shares of the Company’s Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to common stock at a conversion rate, subject to adjustment, of 1/4 share of common stock for each share of Series D Convertible Preferred Stock. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.88 per share plus any unpaid dividends. At July 3, 2004 and June 30, 2003, 1,063,830 shares of Series D Convertible Preferred Stock were outstanding.

On August 22, 1994, the Company completed a private placement of an aggregate of 2,500,000 shares of Series C Convertible Preferred Stock and the Series 1 Warrants and Series 2 Warrants for an aggregate purchase price of $2,500,000. The Series C Convertible Preferred Stock is convertible into common stock at a conversion

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

rate, subject to adjustment, of 1/4 share of common stock for each share of Series C Convertible Preferred Stock. Holders of shares of Series C Convertible Preferred Stock are not entitled to dividends unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series C Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon common stock, $1.00 per share plus any unpaid dividends. At July 3, 2004 and June 30, 2003, 2,096,714 and 2,499,940 shares of Series C Convertible Preferred Stock were outstanding, respectively.

The Series 1 Warrants were exercisable at $4.00 per share, subject to adjustment, with an expiration date of August 19, 2001. On August 19, 2001, the holders of 125,000 Series 1 Warrants issued in connection with the Series C Convertible Preferred Stock exercised their warrants at $4.00 per share. The Series 2 Warrants have terminated pursuant to their terms.

In 1993, the Company issued 2,484,320 shares of Company’s Series A Convertible Preferred Stock for a purchase price of $1.00 per share. The Series A Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of 0.2940 shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is redeemable by the Company at any time after the fifth anniversary of its issuance at a redemption price of $1.00 per share plus cumulative unpaid dividends. The Series A Convertible Preferred Stock is not redeemable at the option of the holders. Upon liquidation, the holders of shares of Series A Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.00 per share plus all accrued and unpaid dividends. Shares outstanding at July 3, 2004 and June 30, 2003 were 933,694 and 1,023,694, respectively. Each share of Series A Convertible Preferred Stock entitles the holder to an $.08 per share annual dividend.

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

The Rights will not be exercisable unless a person or group acquires, or announces the intent to acquire beneficial ownership under certain circumstances. The Rights are redeemable for $.001 per Right at the option of the Board of Directors at any time prior to the close of business on the 10th business day after the announcement of a stock acquisition event. If not redeemed, the Rights will expire on May 31, 2010. Prior to the date upon which the rights would become exercisable under the Plan, the Company’s outstanding stock certificates will represent both the shares of common stock and the Rights, and the Rights will trade only with the shares of common stock.

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Activity with respect to the Company’s common stock warrants was as follows:

	Number	Range			Weighted Average Price
		(in dollars)
Balance June 30, 2001	965,267	$4.00	to	$7.52	$6.78
Granted	—
Exercised	(125,000)	4.00	to	4.00	4.00

Balance June 30, 2002	840,267	7.00	to	7.52	7.19
Granted	—
Exercised	—

Balance June 30, 2003	840,267	7.00	to	7.52	7.19

Granted	—
Terminated	(309,042)	7.52	to	7.52

Balance July 3, 2004	531,225	$7.00	to	$7.00	$7.00

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. At July 3, 2004 and June 30, 2003, 60,000 and 61,500 options, respectively were granted under this plan. During the Fiscal year ended July 3, 2004, June 30, 2003 and 2002, $26,000, $55,000 and $55,000, respectively, in compensation expense had been recorded in additional paid in capital.

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

A summary of the status of the Company’s stock option plans and other employee options as July 3, 2004, and June 30, 2003 and 2002 and changes during the years then ended is as follows:

		Options Outstanding		Options Exercisable
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at June 30, 2001	705,002	960,650	7.16	749,857	7.11

Granted at market	(90,000)	90,000	6.07
Granted at market outside plan	—	50,000	5.85
Cancelled outside plan	—	(17,750)	3.96
Cancelled	47,271	(47,271)	5.81
Exercised		(207,392)	4.87

Balance at June 30, 2002	662,273	828,237	7.36	626,570	7.64

Granted at market outside plan	—	—	—
Cancelled	74,894	(74,894)	7.77
Exercised	—	(13,500)	3.75

Balance at June 30, 2003	737,167	739,843	$7.40	648,176	$7.61

Granted at market	(221,500)	221,500	5.44
Cancelled outside plan	—	(95,000)	9.45
Cancelled	302,493	(302,493)	7.89
Exercised	—	(103,332)	5.25

Balance at July 3, 2004	818,160	460,518	$6.09	217,350	$7.04

The following table summarizes information about stock options outstanding at July 3, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.69	to	$ 6.63	362,168	6.97	$5.32	119,000	$5.45
7.60	to	9.13	75,550	3.92	8.37	75,550	8.37
10.38	to	16.44	22,800	1.55	10.91	22,800	10.91

$ 4.69	to	$16.44	460,518	4.19	6.09	217,350	7.04

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pursuant to the terms of the employment agreement with the Company’s President and Chief Executive Officer, he will receive a grant of 25,000 shares of common stock, if, during his employment period, the price of the common stock as reported on the NASDAQ closes above $15.00 per share for any 20 trading days within a period of 30 consecutive trading days. In addition, pursuant to the terms of his offer letter, the Company’s Chief Financial Officer was awarded 10,000 shares of restricted common stock, which will become fully vested on such date during his employment, if any, that the price of the common stock as reported on the NASDAQ National Market closes above $11.00 per share for any 20 trading days within a period of 30 days. Shares of common stock above are subject to adjustment for any stock split, combination, reclassification or other similar event.

16. Other (Income) Expense:

Other (income) expense consists of the following (dollars in thousands):

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Interest income	$(197)	$(468)	$(161)
Rental expense	19	23	11
Depreciation related to rental properties	105	83	29
Gain on settlement of note payable	—	—	(383)
Transaction costs	—	—	344
Minority interest in income	28	20	34
Other	—	153	—

	$(45)	$(189)	$(126)

17. Income Taxes:

The provision for income taxes attributable to income (loss) before income taxes and cumulative effect of a change in accounting principle consisted of the following (dollars in thousands):

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
Current:
Federal	$(1,124)	$(737)	$1,069
State	(96)	(63)	166

Total Current	(1,220)	(800)	1,235

Deferred	(1,666)	(4,525)	733

Income tax (benefit) expense, net of discontinued operations	(2,886)	(5,325)	1,968
Income tax benefit related to discontinued operations	(2,920)	(3,010)	(760)

Income tax (benefit) expense	$34	$(2,315)	$2,728

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes is as follows (dollars in thousands):

	53 Weeks Ended July 3, 2004	For the year ended June 30,
		2003	2002
U.S. federal statutory rate	$(449)	$(3,129)	$2,406
State taxes, net of federal tax benefit	(38)	(268)	118
Goodwill and other non deductible expenses	267	911	204
Change in valuation reserve	—	659	—
Prior year over (under) accrual	192	(261)	—
Other	62	(227)	—

	$34	$(2,315)	$2,728

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities are as follows (dollars in thousands):

	July 3, 2004	June 30, 2003
	tax assets (liabilities)
Goodwill amortization and impairment	$(543)	$(628)
Fixed asset related to depreciation	648	805
Fixed asset related to impairment	1,514	1,104
Accrued school closings and resturcturing	1,639	769
State net operating losses	825	825
Swap contract	125	373
Accruals and reserves	1,814	1,168
Other	193	188

	6,215	4,604

Valuation allowance	(800)	(800)

Net deferred tax (liability) asset	$5,415	$3,804

Certain of the Company’s subsidiaries have state net operating loss carry-forwards ranging from approximately $3,000,000 to $13,000,000 as of July 3, 2004, which can be carried forward from seven to 20 years depending on the state and will expire between 2005 and 2020, if not utilized. A valuation allowance was established against these loss carry-forwards due to the lack of earnings history of certain of the Company’s subsidiaries in those states.

18. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $312,000, $303,000 and $269,000 for the years ended July 3, 2004, and June 30, 2003 and 2002, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19. Merger Agreement

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

20. Fair Value of Financial Instruments:

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments at July 3, 2004, and June 30, 2003.

Cash and cash equivalents, receivables, investments and current liabilities: Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at July 3, 2004 and June 30, 2003 because of the short-term maturity of these instruments.

The TES note receivable of $2,500,000 reflects a valuation allowance of $1,000,000. (see Note 10). This represents management’s best estimate using TES’s latest available financial projections, performance and capital requirements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Long-term debt: Based on the February 20, 2004 issuance of 13.25% senior subordinated notes, the carrying value of the Company’s senior subordinated notes of $10,000,000 at July 3, 2004, approximated market value. The carrying values for the Company’s remaining long-term debt of $15,336,000 and $25,722,000 at July 3, 2004 and June 30, 2003, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

Interest rate instruments: The fair value of the interest rate swap is the estimated amounts that the Company would pay or receive to terminate the instrument at July 3, 2004, estimated by discounting expected cash flows using quoted market interest rates. At July 3, 2004, the Company would have had to pay $330,000 to terminate the interest rate swap.

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

22. Related Party Transactions:

In June 1998, the Company issued a $10,000,000 10% senior subordinated note (the “Allied Note”) to Allied Capital Corporation, of which Daniel L. Russell, who served as a director of the Company until July 2004, is a Principal. Payments on the Allied Note were subordinate to the Company’s senior bank debt. In connection with this financing transaction, the Company also issued to Allied Capital Corporation warrants to acquire 531,255 shares of Common Stock and granted to Allied Capital Corporation certain rights to require the Company to register the resale by the holder of Common Stock issuable upon exercise of the warrants under the Securities Act of 1933.

In May 2001, the Company amended the Allied Note. Under the original Allied Note, interest accrued at the rate of 10% until the Note had been repaid. The amendments provided that interest accrued at the rate of 10% until October 31, 2001; and would accrue at the rate of 12% from November 1, 2001 through June 30, 2005 and at the rate of 13% from July 1, 2005 until the Note had been repaid. In connection with the modification of the Allied Note, the Company paid to Allied Capital Corporation a fee of $150,000.

On February 20, 2004, the Company retired the Allied Note by issuing a $5,000,000 senior subordinated note to Blesbok LLC (“Blesbok”) and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (“Mollusk”). Steven B. Fink, who serves as a director of the Company, is Chief Executive Officer of Mollusk’s member, Lawrence Investments, L.L.C. The senior subordinated notes issued to Blesbok and Mollusk are due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments on these notes, in whole or in part, after February 20, 2005. Pursuant to the terms of the Senior Subordinated Note Agreement entered into by the Company in connection with the senior subordinated notes issued to Blesbok and Mollusk (the “Subordinated Note Agreement”), the Company agreed that upon the prior written request of Blesbok and Mollusk, the Company would use its best efforts to ensure that Blesbok and Mollusk had the right to designate

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

jointly one individual as a nominee for election to the Board of Directors. The right to designate a nominee pursuant to the Subordinated Note Agreement terminates when a majority of the outstanding balance of the loan ceases to be held by one or more of Mollusk, Blesbok and/or their affiliates, and is not in addition to any right that Mollusk, Blesbok or any of their affiliates may have, if any, to elect or to designate a nominee as director pursuant to any other agreement entered into at any time with the Company. In the Subordinated Note Agreement, Blesbok and Mollusk each expressly acknowledged and agreed that the right to designate a nominee pursuant to the Subordinated Note Agreement is currently satisfied by virtue of the service of either of Joseph Harch or Steven Fink on the Board of Directors.

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

On March 12, 2003, KU, Knowledge Universe Learning Group, L.L.C., Knowledge Universe II LLC, Steven B. Fink, Joseph Harch, the Company and A.J. Clegg entered into an Agreement Regarding Board of Directors and Amendment of Rights Agreement (the “KU Board Agreement”). Pursuant to the KU Board Agreement, the Company agreed to nominate Messrs. Fink and Harch, as representatives of KU, for election to the Board of Directors at the Company’s annual meeting of stockholders held on April 2, 2003. Also pursuant to that agreement, the Company amended its Rights Agreement to provide that KU and/or its designees could acquire up to an additional 10% of the Company’s capital stock; provided that on or before May 1, 2003, KU and/or its designees provided a loan to the Company in an aggregate amount not to exceed $5.0 million. Upon execution of the loan, the Company would issue and deliver to KU and/or its designees warrants to purchase 250,000 shares of Common Stock. No such loan was provided by KU and/or its designees on or before May 1, 2003, and the KU Board Agreement was terminated by the Company in February 2004.

On June 17, 2003, the Company issued an aggregate of 1,333,333 shares of its Series E Preferred Stock, $.001 par value, in exchange for an investment of $6,000,000 pursuant to a Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. David L. Warnock, who serves as a director of the Company, is a managing member of the sole general partner of Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P.

On September 9, 2003, the Company issued an aggregate of 588,236 shares of its Series F Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000, pursuant to a Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 by and among the Company, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. A special committee of the Board of Directors, composed entirely of independent and disinterested directors, was formed to examine, evaluate and approve the transaction, with the authority to reject any transaction which it determined that it could not favorably recommend to the Board of Directors. The equity transaction was done on substantially the same terms and

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

conditions previously negotiated by the Company with a disinterested third party which had been interested in investing, but which did not ultimately consummate the transaction due to its perception that the pricing of the Series F Preferred Stock was too high.

In August 2001, the Company entered into Employment and Termination Agreements with each of Mr. A.J. Clegg and Mr. John Frock. These agreements provided, as to each of these executives, that if such executive voluntarily terminated his employment with the Company, the Company would continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives or, in the event that the Company is unable under its then-current group health insurance plan to provide such family health insurance coverage, the Company would reimburse the executive and his spouse up to $24,000 per year for the cost of obtaining similar health insurance coverage. Upon such termination, the Company would also provide the executive with two full, annual scholarships per year for life to the Company school of his choice. In the Employment and Termination Agreements, each executive also agreed not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A.J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. Annual payments made with respect to the agreements not to compete are being expensed annually.

Upon Mr. A.J. Clegg’s voluntary termination of his employment in July 2003, the Company became obligated to Mr. A.J. Clegg for the payments and benefits to be provided to him pursuant to the terms of his Employment and Termination Agreement. In addition, the Company, Mr. A.J. Clegg and Tuscan Business Solutions, Inc. (an entity of which, to the Company’s knowledge, Mr. A.J. Clegg is the President and sole stockholder) entered into a consulting agreement, as required by Mr. A.J. Clegg’s Employment and Termination Agreement, pursuant to which Tuscan Business Solutions agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Tuscan Business Solutions (as Mr. Clegg’s assignee) is being paid $200,000 per year.

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

During the first quarter of Fiscal 2004, the Company recorded a $1,500,000 charge for the present value of the future payments to be made with respect to the consulting agreements of approximately $1,290,000 and charges for future health insurance coverage of approximately $210,000.

Effective October 31 2003, Scott Clegg resigned as Vice Chairman, President and Chief Operating Officer of the Company and the Company entered into a certain Separation Agreement and General Release with Mr. D. Scott Clegg (the “Clegg Separation Agreement”). Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg’s employment with the Company terminated on October 31, 2003, and he agreed to continue to serve the Company as a consultant through April 30, 2004 (the “Salary Continuation Period”). The Agreement provided for Mr. D. Scott Clegg to continue to receive, for a period of six months, that amount which he would have received as his base salary had he still been employed by the Company. The Company continued to forgive, during each month of the Salary Continuation Period, the remaining principal amount and interest on the sum of $35,000 previously paid to him for relocation expenses. Mr. D. Scott Clegg agreed to 20 consulting days at an additional $1,000 per day, first to be used to offset any remaining relocation balance, with any additional sums to be paid in cash. In addition, Mr. D. Scott Clegg received a lump sum payment for the value of his accrued but unused days of vacation. Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg also agreed not to compete against the Company for a period of 18 months following his separation from the Company.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

23. Segment Information:

The Company manages private schools which consist of pre-elementary, elementary and programs for special needs children in 13 states. In the fiscal year ended June 30, 2000, the Company acquired The Activities Club and began providing management services to charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and are reflected in the “other” category. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

The table below presents information about the reported operating income of the company for Fiscal 2004, Fiscal 2003 and Fiscal 2002 (dollars in thousands):

	Private Schools	Other	Corporate	Total
July 3, 2004
Revenues	$152,821	$2,337	$—	$155,158
School operating income	19,188	741	—	19,929
Depreciation and amortization:
Continuing operations	$4,771	$498	$606	$5,875
Discontinued operations	1,316	563	—	1,879

Total depreciation and amortization	$6,087	$1,061	$606	$7,754

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$71,446	$3,571	$5,472	$80,489
Discontinued operations	5,199	177	—	5,376

Total assets	$76,645	$3,748	$5,472	$85,865

June 30, 2003
Revenues	$144,367	$2,318	$—	$146,685
School operating income	18,060	318	—	18,378
Depreciation and amortization
Continuing operations	$4,684	$515	$429	$5,628
Discontinued operations	569	272	—	841

Total depreciation and amortization	$5,253	$787	$429	$6,469

Goodwill	39,965	—	—	39,965
Segment assets
Continuing operations	$76,637	$3,228	$4,029	$83,894
Discontinued operations	8,097	5,977	—	14,074

Total assets	$84,734	$9,205	$4,029	$97,968

June 30, 2002
Revenues	$139,411	$2,569	$—	$141,980
School operating income	21,531	629	—	22,160
Depreciation and amortization
Continuing operations	4,281	552	404	5,237
Discontinued operations	648	190	$—	838

Total depreciation and amortization	$4,929	$742	$404	$6,075

Goodwill	48,376	—	—	48,376
Segment assets
Continuing operations	$73,019	$3,846	$5,943	$82,808
Discontinued operations	13,126	7,046	—	20,172

Total assets	$86,145	$10,892	$5,943	$102,980

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

24. Quarterly Results of Operations (unaudited):

(In thousands, except per share data)

The following table shows certain unaudited financial information for the Company for the interim periods indicated. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new school development and acquisitions. The unaudited financial information below has been adjusted to reflect reclassifications related to discontinued operations (see note 3).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2004	2003	2004	2003
Revenues	$34,768	$31,964	$39,539	$37,022	$39,978	$38,306	$40,873	$39,393

Operating (loss) income	(1,939)	(413)	2,190	(1,104)	2,631	2,517	(577)	(6,390)

(Loss) income from continuing operations	(1,754)	(1,018)	779	(1,778)	1,051	1,134	(1,392)	(4,964)

Loss from discontinued operations	(811)	(838)	(121)	(1,591)	(182)	(281)	(3,651)	(2,198)

Net (loss) income	$(2,565)	$(1,856)	$658	$(3,369)	$869	$853	$(5,043)	$(7,162)

Basic (loss) income per share:
Continuing operations	$(0.29)	$(0.17)	$0.09	$(0.28)	$0.13	$0.17	$(0.23)	$(0.78)
Discontinued operations, net of tax	(0.13)	(0.13)	(0.01)	(0.25)	(0.02)	(0.04)	(0.55)	(0.35)

Net (loss) income	$(0.42)	$(0.30)	$0.08	$(0.53)	$0.11	$0.13	$(0.78)	$(1.13)

Diluted (loss) income per share:
Continuing operations	$(0.29)	$(0.17)	$0.08	$(0.28)	$0.11	$0.15	$(0.23)	$(0.78)
Discontinued operations, net of tax	(0.13)	(0.13)	(0.01)	(0.25)	(0.02)	(0.04)	(0.55)	(0.35)

Net (loss) income	$(0.42)	$(0.30)	$0.07	$(0.53)	$0.09	$0.11	$(0.78)	$(1.13)

During the fourth quarters of Fiscal 2004 and Fiscal 2003, the Company recorded certain adjustments that increased net losses. These adjustments predominantly relate to goodwill impairments, reserves and impairments related to assets included in discontinued operations and a note receivable valuation allowance and are summarized below.

	Fourth Quarter
	2004	2003
Goodwill impairment and asset impairments	$3,368	$5,500
Impairment of assets related to continuing operations	$1,095	$—
Reserves and impairment of assets related to discontinued operations	$4,601	$5,613
Valuation allowance—note receivable	$—	$1,000