Form 10-Q
period 2004-10-02
NOBEL LEARNING COMMUNITIES INC
filed 2004-11-12
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at November 5, 2004 was 6,688,107.

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

ii

PART I

Item 1. Financial Information

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995

Certain statements set forth in or incorporated by reference in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, the Company’s outlook for the fiscal year ending July 2, 2005 (“Fiscal 2005”), other statements in this report other than historical facts relating to the financial conditions, results of operations, plans, objectives, future performance and business of the Company. In addition, words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on management’s currently available operating budgets and forecasts, which are based upon detailed assumptions about many important factors such as market demand, market conditions and competitive activities. While the Company believes that its assumptions are reasonable, readers are cautioned that there are inherent difficulties in predicting the impact of certain factors, especially those affecting the acceptance of the Company’s newly developed schools and businesses and performance of recently acquired businesses, which could cause actual results to differ materially from predicted results. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors set forth throughout this Quarterly Report on Form 10-Q.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(unaudited) October 2, 2004	July 3, 2004
ASSETS
Cash and cash equivalents	$5,588	$2,716
Accounts receivable, less allowance for doubtful accounts of $766 at October 2, 2004 and $912 at July 3, 2004	3,028	3,249
Deferred tax asset	3,375	3,552
Prepaid insurance and other	5,046	4,843
Property and equipment held for sale	3,370	4,238

Total Current Assets	20,407	18,598

Property and equipment, net	24,930	24,924
Goodwill and intangible assets, net	37,108	37,167
Deferred tax asset	1,615	1,863
Deposits and other assets	2,997	3,313

Total Assets	$87,057	$85,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,333	$2,405
Accounts payable and other current liabilities	14,774	15,411
Unearned revenue	13,728	9,470

Total Current Liabilities	30,835	27,286

Long-term debt	11,240	12,931
Subordinated debt	10,000	10,000
Other long term liabilities	1,105	1,373

Total Liabilities	53,180	51,590

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 8,097,925 at October 2, 2004 and 7,969,749 at July 3, 2004, outstanding 6,143,983 at October 2, 2004 and 6,015,807 at July 3, 2004. $14,631 and $14,030 aggregate liquidation preference at October 2, 2004 and July 3, 2004, respectively.	6	6
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 6,688,107 at October 2, 2004 and 6,842,707 at July 3, 2004, outstanding 6,651,397 at October 2, 2004 and 6,612,197 at July 3, 2004	7	7
Treasury stock, cost; 36,710 at October 2, 2004 and 230,510 at July 3, 2004	(375)	(1,375)
Additional paid-in capital	51,004	51,216
Accumulated deficit	(16,595)	(15,375)
Accumulated other comprehensive loss	(170)	(204)

Total Stockholders’ Equity	33,877	34,275

Total Liabilities and Stockholders’ Equitiy	$87,057	$85,865

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(unaudited)

	For the Three Months Ended
	October 2, 2004	September 30, 2003
Revenues	$35,583	$34,767

Operating expenses:
Personnel costs	17,263	16,985
School operating costs	5,848	5,535
Insurance, taxes, rent and other	10,121	9,478

Total operating expenses	33,232	31,998

School operating profit	2,351	2,769

General and administrative expenses	3,263	4,709

Operating loss	(912)	(1,940)
Interest expense	708	843
Other (income) expense	(54)	10

Loss from continuing operations before income tax benefit	(1,566)	(2,793)
Income tax benefit	(596)	(1,039)

Loss from continuing operations	(970)	(1,754)
Loss from discontinued operations, net of income tax effect	(70)	(812)

Net loss	(1,040)	(2,566)
Preferred stock dividends	180	116

Loss available to common shareholders	$(1,220)	$(2,682)

Basic and diluted loss per share:
Lossfrom continuing operations	$(0.17)	$(0.29)
Discontinued operations	(0.01)	(0.13)

Loss per share	$(0.18)	$(0.42)

Weighted average common shares outstanding:
Basic	6,642	6,389
Diluted	6,642	6,389

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Three Months Ended October 2, 2004

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
July 3, 2004	6,015,807	$6	6,842,707	$7	$(1,375)	$51,216	$(15,375)	$(204)	$34,275

Comprehensive (loss)
Net (loss)	—	—	—	—	—	—	(1,040)	—	(1,040)
Swap contract, net of tax	—	—	—	—	—	—	—	34	34

Total comprehensive (loss)									(1,006)

Issuance of preferred stock dividends	128,176	—	—	—	—	601	—	—	601
Stock options exercised			39,200	—		187			187

Treasury shares cancelled	—	—	(193,800)	—	1,000	(1,000)	—	—	—
Preferred dividends	—	—	—	—	—	—	(180)	—	(180)

October 2, 2004	6,143,983	$6	6,688,107	$7	$(375)	$51,004	$(16,595)	$(170)	$33,877

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

For the Three Months Ended October 2, 2004 and September 30, 2003

(Dollars in thousands)

	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,040)	$(2,566)

Adjustments to Reconcile Net loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	1,432	1,964
Gain on sale of property	(224)	(76)
Provision for losses on accounts receivable	148	200
Other	405	122
Changes in Assets and Liabilities:
Accounts receivable	71	1,129
Prepaid assets	(204)	(103)
Other assets and liabilities	86	17
Unearned income	4,257	5,085
Accounts payable and accrued expenses	(3,382)	447

Total Adjustments	2,589	8,785

Net Cash Provided by Operating Activities	1,549	6,219

Cash Flows from Investing Activities:
Purchases of property improvements and equipment	(1,417)	(1,084)
Proceeds from sale of property and equipment	1,131	3,935
Payment on note receivable	229	—

Net Cash (Used in) Provided by Investing Activities	(57)	2,851

Cash Flows from Financing Activities:
Repayment of long term debt	(1,763)	(5,598)
Proceeds from the issuance of preferred stock	—	2,920
Cash overdraft	2,975	(2,819)
Proceeds from exercise of stock options	187	—
Dividends paid to preferred stockholders	(19)	(21)

Net Cash Provided by (Used in) Financing Activities	1,380	(5,518)

Net increase in cash and cash equivalents	2,872	3,552
Cash and cash equivalents at beginning of period	2,716	4,722

Cash and cash equivalents at end of period	$5,588	$8,274

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the three months ended October 2, 2004 and September 30, 2003

(unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at October 2, 2004 and results of operations for the quarters ended October 2, 2004 and September 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

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

Fiscal Year. Effective for the fiscal year ended July 3, 2004, the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. References to Fiscal 2005 and Fiscal 2004 are to the 52 weeks ended July 2, 2005 and to the 53 weeks ended July 3, 2004, respectively. The first quarter of Fiscal 2005 is comprised of 13 weeks ended October 2, 2004, while the first quarter of Fiscal 2004 was comprised of the three months ended September 30, 2003. As a result, the first quarter of Fiscal 2004 ended September 30, 2003 has one extra day versus the first quarter of Fiscal 2005.

Reclassifications. As a result of school closures and certain schools held for sale, the Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2003 to reflect the operations for these schools as discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 - Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock if they are diluted. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company was in a loss position for the three months ended October 2, 2004 and September 30, 2003. The common stock equivalents of stock options, warrants and convertible securities issued and outstanding during each three month period were not included in the computation of diluted earnings per share as they were antidilutive. Loss per share is computed as follows (dollars and average common stock outstanding in thousands):

	For the Three Months Ended
	October 2, 2004	September 30, 2003
Basic and diluted loss per share:
Net loss	$(1,040)	$(2,566)
Less preferred dividends	180	116

Loss available for common stock	(1,220)	(2,682)

Average common stock outstanding	6,642	6,389

Basic and diluted loss per share	$(0.18)	$(0.42)

Note 3. Discontinued Operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended
	October 2, 2004	September 30, 2003
Revenues	$875	$2,088
Operating expenses	1,210	3,397

School operating loss	(335)	(1,309)
Gain on sale of property	222	—

Loss from discontinued operations before income tax benefit	(113)	(1,309)

Income tax benefit	(43)	(497)

Loss from discontinued operations	$(70)	$(812)

At July 3, 2004, the Company recorded a reserve for closed schools of $4,185,000. As of October 2, 2004, the Company had paid $345,000 in cash items related to lease payments on closed schools.

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $222,000. The net proceeds were used to pay down the Company’s senior term debt.

Note 4 – Segment Information

The Company manages private schools, which consist of pre-elementary, elementary, and programs for special needs children in 13 states. In Fiscal 2000, the Company acquired The Activities Club, and also began providing management services to charter schools. These operations have different characteristics and are managed separately from the school operations. These operations do not currently meet the quantification criteria and therefore are not deemed reportable under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and are reflected in the “other” category.

The table below present’s information about the financial results and condition of the Company’s operating segments for the three months ended October 2, 2004 and September 30, 2003 (dollars in thousands):

	Private Schools	Other	Corporate	Total
Three months ended October 2, 2004
Revenues	$35,004	$579	$—	$35,583
School operating income	2,124	227	—	2,351
Depreciation and amortization:
Continuing operations	$1,113	$116	$175	$1,404
Discontinued operations	28	—	—	28

Total depreciation and amortization	$1,141	$116	$175	$1,432

Goodwill	$36,639	$—	$—	$36,639

Segment assets
Continuing operations	$74,284	$3,877	$5,572	$83,733
Discontinued operations	3,324	—	—	3,324

Total assets	$77,608	$3,877	$5,572	$87,057

Three months ended September 30, 2003
Revenues	$34,221	$546	$—	$34,767
School operating income	2,590	179	—	2,769
Depreciation and amortization
Continuing operations	$1,009	$126	$170	$1,305
Discontinued operations	636	23	—	659

Total depreciation and amortization	$1,645	$149	$170	$1,964

Goodwill	$39,965	$—	$—	$39,965

Segment assets
Continuing operations	$82,563	$3,417	$3,956	$89,936
Discontinued operations	4,680	1,586	—	6,266

Total assets	$87,243	$5,003	$3,956	$96,202

Note 5 – Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. In the first quarter of Fiscal 2004, the Company recorded a charge $705,000 for non-compete obligations related to former employees. Such intangibles are being amortized over the life of the intangibles ranging from 3 – 5 years.

At October 2, 2004 and July 3, 2004 the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	October 2, 2004	July 3, 2004
Goodwill	$36,639	$36,639
Non-compete	3,198	3,198
Other	1,276	1,276

	41,113	41,113
Accumulated amortization	(4,005)	(3,946)

Total Goodwill and intangible assets, net	$37,108	$37,167

Amortization expense was $59,000 and $16,000 for the three months ended October 2, 2004 and September 30, 2003, respectively.

Note 6 – Stock Based Compensation

The Company accounts for options under the recognition and measurement principles of Account Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted only the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123”. Accordingly, no stock –based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 148, the Company’s net loss and net loss per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

	For the Three Months Ended
	October 2, 2004	September 30, 2003
Net loss - As reported	$(1,040)	$(2,566)
Add: stock based compensation included in net loss as reported	—	—

Deduct stock based compensation determined under fair value based methods for all awards	(17)	(12)

Pro Forma net loss	$(1,057)	$(2,578)

Basic and diluted per share - as reported	$(0.18)	$(0.42)

Basic and diluted per share - pro forma	$(0.19)	$(0.42)

Note 7 – Commitments and Contingencies

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

Note 8 - Interest Rate Swap Agreement

The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At October 2, 2004 the Company’s interest rate swap contract outstanding had a total notional amount of $8,036,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at October 2, 2004 resulted in a liability of $274,000 and is included as a component of Accumulated Other Comprehensive Loss of $170,000, net of taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the First Quarter ended October 2, 2004 (“first quarter 2005”) vs. the First Quarter ended September 30, 2003 (“first quarter 2004”)

At October 2, 2004, the Company operated 151 schools. Since September 30, 2003, the Company has opened one pre-elementary school and one elementary school. The Company has also closed eight schools since September 30, 2003 which are included in discontinued operations. School counts for first quarter 2005 and first quarter 2004 are as follows:

	For the Three Months Ended
	October 2, 2004	September 30, 2003
Number of schools at the beginning of period	149	157

Opened	2	1
Closed	—	(1)

Number of schools at the end of the period	151	157

Schools included in continuing operations and discontinued operations are as follows:

	For the Three Months Ended
	October 2, 2004	September 30, 2003
Continuing operations	146	144
Discontinued operations	5	13

Total number of school	151	157

The reporting period for first quarter 2004 varies from first quarter 2005 due to the change to a 52/53 week year at the end of Fiscal 2004. As a result, the first quarter 2004 has one extra day versus the first quarter 2005. The effects of the additional day are indicated in the respective discussions below.

Revenues

Revenues for first quarter 2005 increased $816,000 or 2.3% to $35,583,000 from $34,767,000 for first quarter 2004. The increase in revenues is primarily attributable to a full year of operations for schools opened in Fiscal 2004 and tuition increases for schools opened before Fiscal 2004. The revenue increase for first quarter 2005 as compared to first quarter 2004 is as follows (dollars in thousands):

	First Quarter 2005	First Quarter 2004	Increase (decrease)
Schools open before June 30, 2003	$35,170	$33,934	$1,236
Schools opened in Fiscal 2004	197	85	112
New schools in Fiscal 2005	216	—	216
Extra day	—	748	(748)

Total revenues	$35,583	$34,767	$816

Schools opened before Fiscal 2004 increased $1,236,000 or 3.6% in first quarter 2005 compared to first quarter 2004. This increase was primarily due to tuition increases which averaged approximately 3.3%. The schools and programs that opened in Fiscal 2004 had an increase in revenues of $112,000 due to normal ramp up in enrollment for newer schools and an annual tuition increase. The new schools opened in first quarter 2005 had revenues of $216,000. The one extra day in first quarter 2004 provided additional revenues of $748,000 as compared to first quarter 2005.

School operating profit

School operating profit for first quarter 2005 decreased $418,000 or 15.1% to $2,351,000 from $2,769,000 for first quarter 2004. Total school operating profit as a percentage of revenue was 6.6% for first quarter 2005 and 8.0% for first quarter 2004. The decrease in school operating profit for first quarter 2005 as compared to the first quarter 2004 is as follows (dollars in thousands):

	First Quarter 2005	First Quarter 2004	Increase (decrease)
Schools open before June 30, 2003	$2,671	$2,637	$34
Schools opened in Fiscal 2004	(52)	(106)	54
New schools in Fiscal 2005	(268)	—	(268)
Extra day	—	238	(238)

Total school operating profit	$2,351	$2,769	$(418)

Operating profit from schools opened before Fiscal 2004 increased $34,000 in first quarter 2005 compared to first quarter 2004. School operating profit as a percentage of applicable revenue for these schools decreased to 7.6% in first quarter 2005 from 7.8% in first quarter 2004. This decrease is primarily due to increases in marketing, facility repairs and maintenance, and insurance cost for health care benefits.

The schools that opened in Fiscal 2004 had a reduction in school operating losses of $54,000 due in part to normal ramp up in enrollment for schools in their second year of operations as well as an increase in tuition. New schools opened in first quarter 2005 had losses of $268,000 due in part to lower enrollments as they enter the normal new school enrollment ramp up period and $153,000 in pre-opening expenses. The one extra day in first quarter 2004 provided additional school operating profit of $238,000 as compared to first quarter 2005.

General and administrative expenses

General and administrative expenses decreased $1,446,000 to $3,263,000 for first quarter 2005 from $4,709,000 for first quarter 2004. The decrease in general and administrative expenses was due primarily to a $1,500,000 charge in first quarter 2004 related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage of approximately $210,000. Cash payments related to the consulting agreements and health insurance coverage is $80,000 each fiscal quarter.

Operating Loss

As a result of the factors mentioned above, operating loss decreased $1,028,000 to $912,000 for first quarter 2005 from $1,940,000 for first quarter 2004.

Interest expense

Interest expense decreased $135,000 or 16.0% to $708,000 for first quarter 2005 from $843,000 for first quarter 2004. The decrease in interest expense is primarily related to the reduction in amounts outstanding under the Company’s senior bank credit facility. Total amounts outstanding under this facility decreased $5,760,000 to $12,864,000 at October 2, 2004 from $18,624,000 at September 30, 2003.

Income tax benefit

Income tax benefit for first quarter 2005 was $596,000 as compared to $1,039,000 for first quarter 2004. The Company’s effective tax rate for first quarter 2005 was 38% and is comparable to the prior period.

Discontinued operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended
	October 2, 2004	September 30, 2003
Revenues	$875	$2,088
Operating expenses	1,210	3,397

School operating loss	(335)	(1,309)
Gain on sale of property	222	—

Loss from discontinued operations before income tax benefit	(113)	(1,309)
Income tax benefit	(43)	(497)

Loss from discontinued operations	$(70)	$(812)

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $222,000. The net proceeds were used to pay down the Company’s senior term debt.

Net Loss

As a result of the above factors, the Company’s net loss was $1,040,000 for first quarter 2005 as compared to $2,566,000 in first quarter 2004.

Liquidity and Capital Resources

Cash Flows and Liquidity Sources

The Company’s principal sources of liquidity are cash flow from operations and, to the extent necessary, borrowings under our revolving credit facility, of which no amounts were outstanding during first quarter 2005. In addition, the Company primarily uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service, working capital and capital expenditures related to operations and maintenance of existing schools.

On February 20, 2004, the Company entered into a $22,995,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provides for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 working capital line (the “Working Capital Line”). The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Working Capital Line is scheduled to terminate on February 15, 2009. Up to $3,000,000 of the Working Capital Line may be used for issuance of letters of credit.

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement provides that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed leverage ratios. At October 2, 2004, the Company was in compliance with all required covenants under the Credit Agreement.

At October 2, 2004, the Company had $12,864,000 outstanding under the Term Loan, no borrowings under the Working Capital Line and $1,256,000 outstanding under letters of credit. The total unused portion of the Working Capital Line, after allowance for outstanding letters of credit, at October 2, 2004 was $6,754,000. The Company’s loan covenants under the Credit Agreement limit the amount of senior debt borrowings. At October 2, 2004, borrowings available under the Credit Agreement were $3,443,000.

Total cash and cash equivalents increased by $2,872,000 to $5,588,000 at October 2, 2004 from $2,716,000 at July 3, 2004. The increase in cash was primarily related to cash provided from operations totaling $1,548,000 (primarily as a result of depreciation expense of $1,432,000 and an increase from unearned revenue of $4,257,000, offset by a decrease in accounts payables and accrued expenses of $3,382,000), proceeds from sale of a school of $1,131,000, and an increase in cash overdrafts of $2,975,000. This increase was offset by cash uses related to capital expenditures of $1,417,000 and net repayments on senior and subordinated debt of $1,763,000.

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $222,000. The net proceeds were used to pay down the Company’s senior term debt.

On September 30, 2004, the Company sold its 19.99% interest in the Sagemont School located in Weston, Florida purchased in 1997, and received payment on notes receivable from the Sagemont School. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable was $278,000.

Pursuant to the terms of the Certificate of Designation, Preferences and Rights for the Company’s Series F Convertible Preferred Stock, the rate of the dividend payable on the Series F Convertible Preferred Stock was increased in first quarter 2005, from 5% to 8%. The required increase is based on a defined EBITDA (Earnings before interest, taxes, depreciation and amortization) test. As defined EBITDA was less than $12,000,000 for the fiscal year ended July 3, 2004.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows: (dollars in thousands)

	Total	Nine Months Ended July 2, 2005	For Fiscal Year
			2006	2007	2008	2009	Thereafter
Long term debt and capital lease obligations	$23,573	$1,769	$2,360	$2,080	$2,000	$5,364	$10,000
Letters of credit	1,246	1,246	—	—	—	—	—
Swap agreement	275	73	202	—	—	—	—
Operating leases	218,334	21,989	27,094	25,113	23,437	21,568	99,133
Non-competes and consulting contracts	1,388	338	450	300	300	—	—

Total	$244,816	$25,415	$30,106	$27,493	$25,737	$26,932	$109,133

Capital Expenditures

During first quarter 2005, the Company placed two new schools in operation. The new schools opened in first quarter 2005 were financed by developers and leased to the Company. Capital expenditures for new school development include school equipment furniture and fixtures and curricula purchased by the Company for the operations of the school. No additional schools are anticipated to be opened during Fiscal 2005. Funding of capital expenditures for these schools was provided by cash from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2005, this limitation is $6,500,000. Capital expenditures for first quarter 2005 and 2004 is as follows (dollars in thousands):

	For the Three Months Ended
	October 2, 2004	September 30, 2003
New school development	$237	$65
Renovations and equipment purchases	986	980
Corporate and information systems	194	39

Total capital expenditures	$1,417	$1,084

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

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2004. The following accounting policies are considered critical to the preparation of the Company’s financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

Tuition revenues, net of discounts and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed are recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenues received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

The Company provides its services to the parents and guardians of the children attending our schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company also has investments in other entities. The collectibility of such investments is dependent upon the financial performance of these entities. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Long-lived and Intangible Assets

During first quarter 2004, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the requirements of SFAS No. 144, the Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized as income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company had no cash flow exposure due to rate changes on its 13.25%, $10,000,000 senior subordinated notes at October 2, 2004, which is a fixed rate. The Company also had no cash flow exposure on certain notes payable, capitalized leases and other subordinate debt agreements aggregating $709,000 and $845,000 at October 2, 2004 and July 3, 2004, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $14,000 and $29,000 for the three months ended October 2, 2004 and September 30, 2003, respectively.

Interest Rate Swap Agreement

The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the term loan has been allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At October 2, 2004, the Company’s interest rate swap contract outstanding had a total notional amount of $8,036,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at October 2, 2004 resulted in a liability of $274,000 and is included as a component of Accumulated Other Comprehensive Loss of $170,000, net of taxes.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 4. Submission of Matters to Vote of Security Holders

None

Item 6. Exhibits

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

NOBEL LEARNING COMMUNITIES, INC.

Dated: November 11, 2004	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)