Form 10-Q
period 2005-01-01
NOBEL LEARNING COMMUNITIES INC
filed 2005-02-09
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2465204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 West Chester Pike Suite 200, West Chester, PA	19382-6223
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at February 7, 2005 was 7,486,807.

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

ii

PART I

Item 1. Financial Information

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING INFORMATION

Statements included or incorporated herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When the Company uses words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “may,” “intends,” “seeks” or similar expressions, the Company is making forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements.

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under “Management’s Discussion and Analysis” of the Quarterly Report on Form 10-Q. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(unaudited) January 1, 2005	July 3, 2004
ASSETS
Cash and cash equivalents	$2,763	$2,716
Accounts receivable, less allowance for doubtful accounts of $881 at January 1, 2005 and $803 at July 3, 2004	3,187	3,249
Deferred tax asset	3,221	3,552
Prepaid assets	4,920	4,843
Property and equipment held for sale	2,249	4,238

Total Current Assets	16,340	18,598

Property and equipment, net	24,257	24,924
Goodwill and intangible assets, net	37,049	37,167
Deferred tax asset	1,380	1,863
Note receivable and other assets	2,912	3,313

Total Assets	$81,938	$85,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,301	$2,405
Cash overdraft liability	1,575	319
Accounts payable and other current liabilities	12,265	15,092
Unearned revenue	10,300	9,470

Total Current Liabilities	26,441	27,286

Long-term debt	9,612	12,931
Subordinated debt	10,000	10,000
Other long term liabilities	1,015	1,373

Total Liabilities	47,068	51,590

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 8,129,362 at January 1, 2005 and 7,969,749 at July 3, 2004, outstanding 3,144,952 at January 1, 2005 and 6,015,807 at July 3, 2004. $11,750 and $14,030 aggregate liquidation preference at January 1, 2005 and July 3, 2004, respectively.	3	6
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 7,486,807 at January 1, 2005 and 6,842,707 at July 3, 2004, outstanding 7,450,097 at January 1, 2005 and 6,612,197 at July 3, 2004	7	7
Treasury stock, cost; 36,710 at January 1, 2005 and 230,510 at July 3, 2004	(375)	(1,375)
Additional paid-in capital	51,156	51,216
Accumulated deficit	(15,765)	(15,375)
Accumulated other comprehensive loss	(156)	(204)

Total Stockholders’ Equity	34,870	34,275

Total Liabilities and Stockholders’ Equity	$81,938	$85,865

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
Revenues	$40,483	$39,539	$76,067	$74,307

Operating expenses:
Personnel costs	19,139	18,982	36,403	35,966
School operating costs	5,790	5,680	11,638	11,216
Insurance, taxes, rent and other	10,017	9,511	20,138	18,986

Total operating expenses	34,946	34,173	68,179	66,168

School operating profit	5,537	5,366	7,888	8,139

General and administrative expenses	3,180	3,179	6,463	7,889

Operating income	2,357	2,187	1,425	250
Interest expense	699	1,076	1,408	1,919
Other income	(37)	(64)	(91)	(54)

Income (loss) from continuing operations before income taxes	1,695	1,175	108	(1,615)
Income tax expense (benefit)	643	398	40	(639)

Income (loss) from continuing operations	1,052	777	68	(976)
Loss from discontinued operations, net of income tax effect	(53)	(119)	(110)	(932)

Net Income (loss)	999	658	(42)	(1,908)
Preferred stock dividends	169	133	348	250

Net income (loss) available to common stockholders	$830	$525	$(390)	$(2,158)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.13	$0.10	$(0.04)	$(0.19)
Discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.15)

Income (loss) per share	$0.12	$0.08	$(0.06)	$(0.34)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.11	$0.08	$(0.04)	$(0.19)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.15)

Income (loss) per share	$0.10	$0.07	$(0.06)	$(0.34)

Weighted average common shares outstanding:
Basic	6,748	6,459	6,695	6,425
Diluted	9,635	9,267	6,695	6,425

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Six Months Ended January 1, 2005

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
July 3, 2004	6,015,807	$6	6,842,707	$7	$(1,375)	$51,216	$(15,375)	$(204)	$34,275

Comprehensive income:
Net loss	—	—	—	—	—	—	(42)	—	(42)
Swap contract, net of tax	—	—	—	—	—	—	—	48	48

Total comprehensive income									6
Issuance of preferred stock dividends	159,613	—	—	—	—	750	—	—	750
Conversion of preferred stock	(3,030,468)	(3)	798,700	—	—	3	—	—
Stock options exercised	—	—	39,200	—	—	187	—	—	187
Treasury shares cancelled	—	—	(193,800)	—	1,000	(1,000)	—	—	—
Preferred dividends	—	—	—	—	—	—	(348)	—	(348)

January 1, 2005	3,144,952	$3	7,486,807	$7	$(375)	$51,156	$(15,765)	$(156)	$34,870

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	January 1, 2005	December 31, 2003
Cash Flows from Operating Activities:
Net loss	$(42)	$(1,908)

Adjustments to Reconcile Net loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	3,082	3,500
Gain on sale of property	(224)	(76)
Provision for losses on accounts receivable	292	264
Provision for deferred income taxes	785	393
Other	—	97

Changes in Assets and Liabilities:
Accounts receivable	(231)	1,055
Prepaid assets	(77)	62
Other assets and liabilities	171	72
Deferred revenue	830	1,142
Accounts payable and accrued expenses	(2,665)	(422)

Total Adjustments	1,963	6,087

Net Cash Provided by Operating Activities	1,921	4,179

Cash Flows from Investing Activities:
Purchases of capital expenditures	(2,320)	(4,241)
Proceeds from sale of property and equipment	2,237	3,935
Payment on note receivable	229	—

Net Cash Provided by (Used in) in Investing Activities	146	(306)

Cash Flows from Financing Activities:
Repayment of long term debt	(3,423)	(8,156)
Proceeds from the issuance of preferred stock	—	2,920
Cash overdraft	1,257	346
Proceeds from exercise of stock options	187	289
Dividends paid to preferred stockholders	(41)	(41)

Net Cash (Used in) Financing Activities	(2,020)	(4,642)

Net increase (decrease) in cash and cash equivalents	47	(769)
Cash and cash equivalents at beginning of period	2,716	4,722

Cash and cash equivalents at end of period	$2,763	$3,953

Supplemental cash flow information:
Interest expense	$1,159	$1,384
Income taxes paid, net	$11	$48

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the six months ended January 1, 2005 and December 31, 2003

(unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at January 1, 2005 and results of operations for the quarters and six months ended January 1, 2005 and December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Year. Effective for the fiscal year ended July 3, 2004, the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. References to Fiscal 2005 and Fiscal 2004 are to the 52 weeks ended July 2, 2005 and to the 53 weeks ended July 3, 2004, respectively. The second quarter of Fiscal 2005 was comprised of 13 weeks ended January 1, 2005, while the second quarter of Fiscal 2004 was comprised of the three months ended December 31, 2003. As a result, the second quarter of Fiscal 2004 ended December 31, 2003 has one extra day versus the second quarter of Fiscal 2005. In addition, the six months ended December 31, 2003 has two extra days versus the six months ended January 1, 2005

Segments. As of January 1, 2005, the Company operates in one segment, providing education and educational services for the pre-elementary through 12th grade markets, and generates 100% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

Reclassifications. As a result of school closures and certain schools held for sale, the Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended December 31, 2003 to reflect the operations for these schools as discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Conversion of Series A and Series C Convertible Preferred Stock into Common Stock

On November 29, 2004, the Company sent redemption notices to all of the holders of its Series A Convertible Preferred Stock and Series C Convertible Preferred Stock. Pursuant to provisions in the respective Certificates of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock, the Company had the option to redeem the Series A and Series C Convertible Preferred Stock at $1.00 per share. The Company set December 30, 2004 as the redemption date. At any time prior to the redemption date, holders of the Series A Convertible Preferred Stock had the right to convert each of their preferred shares into 0.2940 share of Common Stock, and holders of the Series C Convertible Preferred Stock had the right to convert each of their preferred shares into 0.25 share of Common Stock. At December 30, 2004, all holders of Series A and Series C Convertible Preferred Stock, or 3,030,468 shares of convertible preferred stock, exercised their right to convert, into an aggregate of 798,700 shares of Common Stock. As a result, at January 1, 2005, no shares of Series A or Series C Convertible Preferred Stock were outstanding.

Note 3 - Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company was in a loss position for the six months ended January 1, 2005 and December 31, 2003. The common stock equivalents of stock options, warrants and convertible securities issued and outstanding during each six month period were not included in the computation of diluted earnings per share as they were antidilutive. Loss per share is computed as follows (dollars and average common stock outstanding in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
Basic loss per share:
Net income (loss)	$999	$658	$(42)	$(1,908)
Less preferred dividends	169	133	348	250

Income (loss) available for common stock	830	525	(390)	(2,158)

Average shares of common stock outstanding	6,748	6,459	6,695	6,425

Basic income (loss) per share	$0.12	$0.08	$(0.06)	$(0.34)

Diluted loss per share:
Income (loss) available for common stock and dilutive securities	$999	$658	$(390)	$(2,158)

Average common stock outstanding	6,748	6,459	6,695	6,425
Convertible preferred stock, options and warrants	2,887	2,808	—	—

Average shares of common stock and dilutive securities outstanding	9,635	9,267	6,695	6,425

Diluted income (loss) per share	$0.10	$0.07	$(0.06)	$(0.34)

Note 4. Discontinued Operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
Revenues	$964	$2,177	$1,839	$4,265
Operating expenses	962	2,369	2,172	5,769

School operating profit (loss)	2	(192)	(333)	(1,504)
(Loss) gain on sale of property	(86)	—	157	—

Loss from discontinued operations before income tax benefit	(84)	(192)	(176)	(1,504)

Income tax benefit	(31)	(73)	(66)	(572)

Loss from discontinued operations	$(53)	$(119)	$(110)	$(932)

At July 3, 2004, the Company recorded a reserve for closed schools of $4,185,000. As of January 1, 2005, the Company had paid $667,000 in cash items related to lease payments on closed schools.

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $214,000 in the first quarter of Fiscal 2005. On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable was $278,000 and the Company recorded a gain on the sale of its ownership interest of $29,000 in the first quarter of Fiscal 2005. On December 8, 2004, the Company completed the sale of undeveloped property in Atlanta, Georgia with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt.

Note 5 – Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. In the first quarter of Fiscal 2004, the Company recorded a charge $705,000 for non-compete obligations related to former employees. Such intangibles are being amortized over the life of the intangibles ranging from 3 – 5 years.

At January 1, 2005 and July 3, 2004, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	January 1, 2005	July 3, 2004
Goodwill	$36,639	$36,639
Non-compete	3,198	3,198
Other	1,276	1,276

	41,113	41,113
Accumulated amortization	(4,064)	(3,946)

Total Goodwill and intangible assets, net	$37,049	$37,167

Amortization expense was $58,000 and $66,000 for the three months ended January 1, 2005 and December 31, 2003, respectively, and $118,000 and $132,000 for the six months ended January 1, 2005 and December 31, 2003, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
Net income (loss) - As reported	$999	$658	$(42)	$(1,908)
Add: stock based compensation included in net (loss) income as reported	—	—	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(196)	(17)	(207)	(33)

Pro Forma net income (loss)	$803	$641	$(249)	$(1,941)

Basic income (loss) per share - as reported	$0.12	$0.08	$(0.06)	$(0.34)
Basic income (loss) per share - pro forma	$0.09	$0.08	$(0.09)	$(0.34)
Diluted income (loss) per share - as reported	$0.10	$0.07	$(0.06)	$(0.34)
Diluted income (loss) per share - pro forma	$0.08	$0.07	$(0.09)	$(0.34)

On October 6, 2004, the shareholders’ of the Company approved the Nobel Learning Communities, Inc. Omnibus Incentive Equity Compensation Plan. As a result, 203,932 stock options were issued to directors and employees of the Company.

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

Note 8 - Interest Rate Swap Agreement

The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At January 1, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $7,500,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at January 1, 2005 resulted in a liability of $252,000 and is included as a component of Accumulated Other Comprehensive Loss of $156,000, net of taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 3, 2004.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and may include statements regarding: opportunities for growth; the number of pre-elementary and elementary schools expected to be added in future years; the profitability of newly opened schools; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; and changes in operating systems and policies. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates”, “projects” or similar expressions are used in this Report, the Company is making forward-looking statements.

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in our annual report on Form 10-K for the fiscal year ended July 3, 2004, filed with the SEC, and, from time to time, in our other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	The Company’s inability to execute successfully its growth strategy;

•	the effects of general economic conditions, including interest and inflation rates, and world events;

•	competitive conditions in the pre-elementary and elementary school education and services industry; including advertising and tuition price sensitivity;

•	delays in new school openings;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that does not allow for participation by for-profit operators;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and performance of recently acquired businesses;

•	accounting standards;

•	taxes, and laws and regulations affecting it in markets where it competes;

•	the ability to obtain additional financing or capital required to implement fully the Company’s business plan.

Negative developments in these areas could have a material effect on the Company’s business, financial condition and results of operations.

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending July 1, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

•	the Company’s inability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	the inability of the Company’s independent auditors to complete the work required for them to issue an attestation report on management’s assessment in a timely manner; and

•	there are no assurances that internal control deficiencies will not emerge, or that remediation efforts will be completely successful.

Readers are cautioned that these risks may not be exhaustive. The Company operates in a continually changing business and regulatory environment and new risks and requirements emerge from time to time. Readers should not rely upon forward-looking statements except as statements of management’s present intentions and expectations that may or may not occur. Readers should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. The Company assumes no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Results of Operations

At January 1, 2005, the Company operated 151 schools. Since July 3, 2004, the Company has opened one pre-elementary school and one elementary school. School counts for six months ended January 1, 2005 and the six months ended December 31, 2003 are as follows:

	For the Six Months Ended
	January 1, 2005	December 31, 2003
Number of schools at the beginning of period	149	157
Opened	2	1
Closed	—	(1)

Number of schools at the end of the period	151	157

Schools included in continuing operations and discontinued operations are as follows:

	As of the Period Ended
	January 1, 2005	December 31, 2003
Continuing operations	146	144
Discontinued operations	5	13

Total number of school	151	157

The reporting period for three months ended December 31, 2003 varies from three months ended January 1, 2005 due to the change to a 52/53 week year at the end of Fiscal 2004. As a result, the three months ended December 31, 2003 has one extra day versus the three months ended January 1, 2005 and the six months ended December 31, 2003 has two extra days versus the six months ended January 1, 2005. The effects of the additional day(s) are indicated in the respective discussions below.

Revenues

Revenues for the three months ended January 1, 2005 increased $944,000 or 2.4% to $40,483,000 from $39,539,000 for the three months ended December 31, 2003. Revenues for the six months ended January 1, 2005 increased $1,760,000 or 2.4% to $76,067,000 from $74,307,000 for the six months ended December 31, 2003. The revenue increase for the three and six months ended January 1, 2005 as compared to the same period in the prior year is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	January 1, 2005	December 31, 2003	Increase (decrease)	January 1, 2005	December 31, 2003	Increase (decrease)
Schools open before June 30, 2003	$39,842	$38,808	$1,034	$75,012	$72,743	$2,269
Schools opened in Fiscal 2004	199	160	39	397	245	152
New schools in Fiscal 2005	442	—	442	658	—	658
Extra day(s) revenue	—	571	(571)	—	1,319	(1,319)

	$40,483	$39,539	$944	$76,067	$74,307	$1,760

Revenues for schools opened before June 30, 2003 increased $1,034,000 or 2.7% and $2,269,000 or 3.1% during the three months and six months ended January 1, 2005, respectively, as compared to the same number of days in the prior year. This increase was due primarily to tuition increases which averaged approximately 3.2%, offset by slightly lower enrollment. Schools that opened in Fiscal 2004 had an increase in revenues of $39,000 and $152,000 during the three months and six months ended January 1, 2005, respectively, and are due to normal ramp up in enrollment for newer schools and an annual tuition increase. The new schools opened in Fiscal 2005 had revenues of $442,000 and $658,000 during the three months and six months ended January 1, 2005, respectively. The one extra day for the three months and the two extra days for the six months ended December 31, 2003 provided additional revenues of $571,000 and $1,319,000, respectively, as compared to the same periods in Fiscal 2005.

School operating profit

School operating profit for three months ended January 1, 2005 increased $171,000 or 3.2% to $5,537,000 from $5,366,000 for the three months ended December 31, 2003. School operating profit for six months ended January 1, 2005 decreased $251,000 or 3.1% to $7,888,000 from $8,139,000 for the six months ended December 31, 2003. Total school operating profit as a percentage of revenue was 13.7% for the three months ended January 1, 2005 and 13.6% for the three months ended December 31, 2003. Total school operating profit as a percentage of revenue was 10.4% for the six months ended January 1, 2005 and 11.0% for the six months ended December 31, 2003. The change in school operating profit for the three months and the six months ended January 1, 2005, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	January 1, 2005	December 31, 2003	Increase (decrease)	January 1, 2005	December 31, 2003	Increase (decrease)
Schools open before June 30, 2003	$5,650	$5,277	$373	$8,320	$7,917	$403
Schools opened in Fiscal 2004	(37)	(63)	26	(88)	(168)	80
New schools in Fiscal 2005	(76)	—	(76)	(344)	—	(344)
Extra day(s) school operating profit	—	152	(152)	—	390	(390)

	$5,537	$5,366	$171	$7,888	$8,139	$(251)

Operating profit from schools opened before June 30, 2003 increased $373,000 or 7.1% and $403,000 or 5.1% during the three months and six months ended January 1, 2005, respectively, as compared to comparable periods in the prior year. School operating profit as a percentage of applicable revenue for these schools increased to 14.2% for the three months ended January 1, 2005 from 13.6% for the three months ended December 31, 2003. School operating profit as a percentage of applicable revenue for these schools increased to 11.1% for the six months ended January 1, 2005 from 10.9% for the six months ended December 31, 2003. This increase is due primarily to more efficient school labor management.

The schools that opened in Fiscal 2004 had a reduction in school operating losses of $26,000 and $80,000 during the three months and six months ended January 1, 2005, respectively, as compared to the same period in the prior year, due in part to normal ramp up in enrollment for schools in their second year of operations as well as an increase in tuition. New schools opened in Fiscal 2005 had losses of $76,000 and $344,000, for the three months and six months ended January 1, 2005, due in part to lower enrollments as they enter the normal new school enrollment ramp up period and $153,000 in pre-opening expenses. The one extra day for the three months and the two extra days for the six months ended December 31, 2003 provided additional school operating income of $152,000 and $390,000, respectively, as compared to the same periods in Fiscal 2005.

General and administrative expenses

General and administrative expenses for the three months ended January 1, 2005 of $3,180,000 was approximately the same as that for the three months ended December 31, 2003. General and administrative expenses for the six months ended January 1, 2005 decreased $1,426,000 to $6,463,000 for the six months ended January 1, 2005 from $7,889,000 for the six months ended December 31, 2003. The decrease in general and administrative expenses was due primarily to a $1,500,000 charge in first quarter of Fiscal 2004 related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two executives of approximately $210,000. Cash payments related to the consulting agreements and health insurance coverage is $80,000 each fiscal quarter.

Operating Income

As a result of the factors mentioned above, operating income increased $170,000 to $2,357,000 for the three months ended January 1, 2005 from $2,187,000 for the three months ended December 31, 2003. Operating income also increased $1,175,000 to $1,425,000 for the six months ended January 1, 2005 from $250,000 for the six months ended December 31, 2003.

Interest expense

Interest expense decreased $377,000 or 35.0% to $699,000 for the three months ended January 1, 2005 from $1,076,000 for the three months ended December 31, 2003. Interest expense decreased $511,000 or 26.6% to $1,408,000 for the six months ended January 1, 2005 from $1,919,000 for the six months ended December 31, 2003. The decrease in interest expense is related primarily to the reduction in amounts outstanding under the Company’s senior bank credit facility and fees incurred with amendments to the Company’s prior credit agreement with Fleet Bank. Total amounts outstanding under the Company’s senior bank credit facility decreased $4,959,000 to $11,300,000 at January 1, 2005 from $16,259,000 at December 31, 2003.

Income tax expense (benefit)

Income tax expense for the three months ended January 1, 2005 was $643,000 as compared to $398,000 for the three months ended December 31, 2003. Income tax expense for the six months ended January 1, 2005 was $40,000 as compared to an income tax benefit of $639,000 for the six months ended December 31, 2003. The Company’s effective tax rate for the three months and the six months ended January 1, 2005 was 38% and is comparable to the same periods in the prior year.

Discontinued operations

The operating results for schools classified as discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
Revenues	$964	$2,177	$1,839	$4,265
Operating expenses	962	2,369	2,172	5,769

School operating profit (loss)	2	(192)	(333)	(1,504)
(Loss) gain on sale of property	(86)	—	157	—

Loss from discontinued operations before income tax benefit	(84)	(192)	(176)	(1,504)
Income tax benefit	(31)	(73)	(66)	(572)

Loss from discontinued operations	$(53)	$(119)	$(110)	$(932)

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $214,000 in the first quarter of Fiscal 2005. On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable was $278,000 and the Company recorded a gain on the sale of its ownership interest of $29,000 in the first quarter of Fiscal 2005. On December 8, 2004, the Company completed the sale of undeveloped property in Atlanta, Georgia with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt.

Net Income (Loss)

As a result of the above factors, the Company’s net income was $999,000 for three months ended January 1, 2005 as compared to $658,000 for the three months ended December 31, 2003. The Company’s net loss for the six months ended January 1, 2005 was $42,000 as compared to a net loss of $1,908,000 for the six months ended December 31, 2005.

Liquidity and Capital Resources

Cash Flows and Liquidity Sources

The Company’s principal sources of liquidity are cash flow from operations and, to the extent necessary, borrowings under its revolving credit facility, of which no amounts were outstanding during the six months ended January 1, 2005. In addition, the Company primarily uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service, working capital and capital expenditures related to operations and maintenance of existing schools.

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

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement provides that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed leverage ratios. At January 1, 2005, the Company was in compliance with all required covenants under the Credit Agreement.

At January 1, 2005, the Company had $11,300,000 outstanding under the Term Loan, no borrowings under the Working Capital Line and $1,196,000 outstanding under letters of credit. The total unused portion of the Working Capital Line, after allowance for outstanding letters of credit, at January 1, 2005 was $6,804,000. The Company’s loan covenants under the Credit Agreement limit the amount of senior debt borrowings. At January 1, 2005, borrowings available under the Credit Agreement were $5,419,000.

Total cash and cash equivalents increased by $47,000 to $2,763,000 at January 1, 2005 from $2,716,000 at July 3, 2004. The increase in cash was primarily related to cash provided from operations totaling $1,983,000 (primarily as a result of depreciation expense of $3,082,000 and an increase from deferred revenue of $830,000, offset by a decrease in accounts payables and accrued expenses of $2,665,000), proceeds from sale of a schools of $2,320,000, and an increase in cash overdrafts of $1,257,000. This increase was offset by cash uses related to capital expenditures of $2,237,000 and net repayments on senior and subordinated debt of $3,423,000.

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $214,000 in the first quarter of Fiscal 2005. On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C.. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable was $278,000 and the Company recorded a gain on the sale of its ownership interest of $29,000 in the first quarter of Fiscal 2005. On December 8, 2004, the Company completed the sale of undeveloped property in Atlanta, Georgia with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt.

Pursuant to the terms of the Certificate of Designation, Preferences and Rights for the Company’s Series F Convertible Preferred Stock, the rate of the dividend payable on the Series F Convertible Preferred Stock was increased as of the first quarter Fiscal 2005, from 5% to 8%. The required increase is based on a defined EBITDA (Earnings before interest, taxes, depreciation and amortization) test. As defined, EBITDA was less than $12,000,000 for the fiscal year ended July 3, 2004.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows: (dollars in thousands)

	Total	Six Months Ended July 2, 2005	For Fiscal Year
			2006	2007	2008	2009	Thereafter
Long term debt obligations	$21,913	$1,173	$2,260	$2,180	$2,000	$4,300	$10,000
Letters of credit	1,196	1,196	—	—	—	—	—
Swap agreement	252	72	180	—	—	—	—
Operating leases	210,944	14,599	27,094	25,113	23,437	21,568	99,133
Non-competes and consulting contracts	1,275	225	450	300	300	—	—

Total	$235,580	$17,265	$29,984	$27,593	$25,737	$25,868	$109,133

Capital Expenditures

During first quarter Fiscal 2005, the Company placed two new schools in operation. The new schools opened in first quarter Fiscal 2005 were financed by developers and leased to the Company. Capital expenditures for new school development include school equipment furniture and fixtures and curricula purchased by the Company for the operations of the school. No additional schools are anticipated to be opened during Fiscal 2005. Funding of capital expenditures for these schools was provided by cash from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2005, this limitation is $6,500,000. Capital expenditures for the three and six months ended January 1, 2005 and December 31, 2003 are as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 1 2005	December 31, 2003	January 1 2005	December 31, 2003
New school development	$97	$16	$334	$81
Renovations and equipment purchases	688	1,373	1,674	2,659
Corporate and information systems	118	195	312	234
Land purchase	—	1,267	—	1,267

Total capital expenditures	$903	$2,851	$2,320	$4,241

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

Revenue Recognition

Tuition revenues, net of discounts and other revenues, are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed are recorded as unearned revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenues received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

The Company provides its services to the parents and guardians of the children attending its schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company also has a note receivable from Total Education Solution. The collectibility of this note is dependent upon the financial performance of Total Education Solution. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company had no cash flow exposure due to rate changes on its 13.25%, $10,000,000 senior subordinated notes at January 1, 2005, which is a fixed rate. The Company also had no cash flow exposure on certain notes payable, capitalized leases and other subordinate debt agreements aggregating $709,000 and $845,000 at January 1, 2005 and July 3, 2004, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $28,000 and $58,000 for the three months ended January 1, 2005 and December 31, 2003, respectively.

Interest Rate Swap Agreement

The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Term Loan has been allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The Company does not enter into derivative transactions for trading purposes. At January 1, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $7,500,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at January 1, 2005 resulted in a liability of $252,000 and is included as a component of Accumulated Other Comprehensive Loss of $156,000, net of taxes.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 1, 2005. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on October 6, 2004. Of the combined total of 9,464,136 votes eligible to be cast at the meeting, holders entitled to cast a combined total of 8,690,966 votes at such meeting were present, in person or by proxy, for purposes of a quorum. At the meeting, stockholders elected to the Board of Directors George H. Bernstein and Michael J. Rosenthal as Class II Directors with terms expiring at the 2007 Annual Meeting of Stockholders. Votes cast for and votes withheld in the election of Directors were as follows:

Director	Votes For	Votes Withheld
George H. Bernstein	8,379,037	311,929
Michael J. Rosenthal	8,378,516	312,450

There were no abstentions or broker non-votes.

Additional Directors, whose term of office as Directors continued after the meeting, are as follows:

Term Expiring at the 2005 Annual Meeting of Stockholders:

Therese Kreig Crane

Steven B. Fink

Joseph W. Harch

Term Expiring at the 2005 Annual Meeting of Stockholders:

Peter H. Havens

Richard J. Pinola

Ralph Smith

David L. Warnock

The stockholders also approved the adoption of the Nobel Learning Communities’ 2004 Omnibus Incentive Equity Compensation Plan. Voting for this resolution were 5,975,714 votes, voting against this resolution were 549,287 votes, and there were 2,158,952 broker non-votes.

The stockholders also ratified the appointment of BDO Seidman, LLP as independent auditors for the 2005 fiscal year. Voting for this resolution were 8,681,767 votes, voting against this resolution were 3,024 votes, and there were no broker non-votes.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: February 9, 2005	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)