Form 10-Q
period 2005-04-02
NOBEL LEARNING COMMUNITIES INC
filed 2005-05-16
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2465204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 West Chester Pike, Suite 200, West Chester, PA	19382-6223
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at May 9, 2005 was 7,486,807.

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of April 2, 2005 (Unaudited) and July 3, 2004	2

	Consolidated Statements of Operations for the thirteen weeks and three months and the thirty-nine weeks and nine months ended April 2, 2005 and March 31, 2004, respectively (Unaudited)	3

	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the thirty-nine weeks ended April 2, 2005 (Unaudited)	4

	Consolidated Statements of Cash Flows for the thirty-nine weeks ended April 2, 2005 and the nine months ended March 31, 2004 (Unaudited)	5

	Notes to Consolidated Interim Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits	22

i

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under “Management’s Discussion and Analysis.” In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(Unaudited) April 2, 2005	July 3, 2004
ASSETS
Cash and cash equivalents	$5,594	$2,716
Accounts receivable, less allowance for doubtful accounts of $849 at April 2, 2005 and $803 at July 3, 2004	3,099	3,249
Deferred tax asset	3,056	3,552
Prepaid assets	4,741	4,843
Property and equipment held for sale	—	4,238

Total Current Assets	16,490	18,598

Property and equipment, net	25,874	24,924
Goodwill and intangible assets, net	36,993	37,167
Deferred tax asset	1,975	1,863
Note receivable and other assets	1,291	3,313

Total Assets	$82,623	$85,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,277	$2,405
Cash overdraft liability	—	319
Accounts payable and other current liabilities	12,659	15,092
Deferred revenue	12,265	9,470

Total Current Liabilities	27,201	27,286

Long-term debt	9,046	12,931
Subordinated debt	10,000	10,000
Other long term liabilities	822	1,373

Total Liabilities	47,069	51,590

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 8,160,187 at April 2, 2005 and 7,969,749 at July 3, 2004, outstanding 3,175,777 at April 2, 2005 and 6,015,807 at July 3, 2004. $11,897 and $14,030 aggregate liquidation preference at April 2, 2005 and July 3, 2004, respectively.	3	6

Common stock, $0.001 par value; 20,000,000 shares authorized, issued 7,486,807 at April 2, 2005 and 6,842,707 at July 3, 2004, outstanding 7,450,097 at April 2, 2005 and 6,612,197 at July 3, 2004	7	7

Treasury stock, cost; shares held 36,710 at April 2, 2005 and 230,510 at July 3, 2004	(375)	(1,375)
Additional paid-in capital	51,302	51,216
Accumulated deficit	(15,315)	(15,375)
Accumulated other comprehensive loss	(68)	(204)

Total Stockholders’ Equity	35,554	34,275

Total Liabilities and Stockholders’ Equity	$82,623	$85,865

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Revenue	$43,156	$40,804	$120,721	$116,595

Personnel costs	20,384	19,569	57,560	56,311
School operating costs	5,793	5,559	17,673	16,972
Rent and other	10,641	9,969	31,061	29,227

Cost of services	36,818	35,097	106,294	102,510

Gross profit	6,338	5,707	14,427	14,085

General and administrative expenses	4,557	2,919	11,020	10,807

Operating income	1,781	2,788	3,407	3,278
Interest expense	671	966	2,079	2,886
Other income	(39)	(6)	(131)	(60)

Income from continuing operations before income taxes	1,149	1,828	1,459	452
Income tax expense	436	680	554	131

Income from continuing operations	713	1,148	905	321
Loss from discontinued operations, net of income tax effect	(117)	(279)	(351)	(1,360)

Net income (loss)	596	869	554	(1,039)
Preferred stock dividends	146	132	494	382

Net income (loss) available to common stockholders	$450	$737	$60	$(1,421)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.08	$0.15	$0.06	$(0.01)
Discontinued operations	(0.02)	(0.04)	(0.05)	(0.21)

Income (loss) per share	$0.06	$0.11	$0.01	$(0.22)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.07	$0.12	$0.09	$(0.01)
Discontinued operations	(0.01)	(0.03)	(0.03)	(0.21)

Income (loss) per share	$0.06	$0.09	$0.06	$(0.22)

Weighted average common shares outstanding:
Basic	7,450	6,578	6,936	6,476
Diluted	9,748	9,342	9,656	6,476

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Thirty-nine Weeks Ended April 2, 2005

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
July 3, 2004	6,015,807	$6	6,842,707	$7	$(1,375)	$51,216	$(15,375)	$(204)	$34,275

Comprehensive income:
Net income	—	—	—	—	—	—	554	—	554
Swap contract, net of tax	—	—	—	—	—	—	—	136	136

Total comprehensive income									690
Issuance of preferred stock dividends	190,438	—	—	—	—	896	—	—	896
Conversion of preferred stock	(3,030,468)	(3)	798,700	—	—	3	—	—	—
Stock options exercised			39,200	—	—	187	—	—	187
Treasury shares cancelled	—	—	(193,800)	—	1,000	(1,000)	—	—	—
Preferred dividends	—	—	—	—	—	—	(494)	—	(494)

April 2, 2005	3,175,777	$3	7,486,807	$7	$(375)	$51,302	$(15,315)	$(68)	$35,554

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Cash Flows from Operating Activities:
Net income (loss)	$554	$(1,039)

Adjustments to Reconcile Net income (loss) to Net Cash
Provided by Operating Activities:
Depreciation and amortization	4,629	5,110
Gain on sale of property	(157)	(76)
Provision for losses on accounts receivable	351	378
Valuation allowance - note receivable	1,500	—
Deferred taxes and other	302	1,025

Changes in Assets and Liabilities:
Accounts receivable	(202)	1,621
Prepaid assets	102	390
Other assets and liabilities	292	(969)
Deferred income	2,795	1,178
Accounts payable and accrued expenses	(2,303)	1,048

Total adjustments	7,309	9,705

Net Cash Provided by Operating Activities	7,863	8,666

Cash Flows from Investing Activities:
Purchases of capital expenditures	(3,265)	(4,798)
Proceeds from sale of property and equipment	2,237	3,935
Proceeds from note receivable	229	—

Net Cash Used in Investing Activities	(799)	(863)

Cash Flows from Financing Activities:
Repayment of long term debt	(4,013)	(9,626)
Proceeds from the issuance of preferred stock	—	2,895
Cash overdraft	(319)	(2,018)
Proceeds from exercise of stock options	187	513
Cash distribution of minority interest	—	(56)
Dividends paid to preferred stockholders	(41)	(60)

Net Cash Used in Financing Activities	(4,186)	(8,352)

Net increase (decrease) in cash and cash equivalents	2,878	(549)
Cash and cash equivalents at beginning of period	2,716	4,722

Cash and cash equivalents at end of period	$5,594	$4,173

Supplemental cash flow information:
Interest paid	$1,925	$2,294
Income taxes paid, net	$54	$106
Issuance of preferred stock for dividend payments	$896	$—

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirty-nine weeks ended April 2, 2005 and the nine months ended March 31, 2004

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at April 2, 2005 and results of operations for the thirty-nine weeks and nine months ended April 2, 2005 and March 31, 2004, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Year. Effective for the fiscal year ended July 3, 2004, the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. References to Fiscal 2005 and Fiscal 2004 are to the 52 weeks ending July 2, 2005 and to the 53 weeks ended July 3, 2004, respectively. The third quarter of Fiscal 2005 was comprised of the 13 weeks ended April 2, 2005, while the third quarter of Fiscal 2004 was comprised of the three months ended March 31, 2004. In addition, the nine months ended March 31, 2004 has two extra days versus the thirty-nine weeks ended April 2, 2005

Reclassifications. As a result of school closures and certain schools held for sale, the Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2004 to reflect the operations for these schools as discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

At the end of Fiscal 2004 discontinued operations consisted of twenty schools and one undeveloped property held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004 (eight in the fourth quarter of Fiscal 2004), six ceased operations in Fiscal 2003 and five were placed as held for sale.

Of the fifteen closed schools, eight were subleased, five were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. Of the five vacant schools one vacant school, owned by the Company, was sold during the first quarter of Fiscal 2005. The remaining four continue to be accounted for as discontinued operations as of April 2, 2005.

Of the five operating (held for sale) schools, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of April 2, 2005. As a result, the Company no longer holds any operating schools for sale. The results for discontinued operations represent 16 closed schools (eight subleased, four vacant, two sold, one returned to landlord and one closed) and one undeveloped property.

Note 2 – Conversion of Series A and Series C Convertible Preferred Stock into Common Stock

On November 29, 2004, the Company sent redemption notices to all of the holders of its Series A Convertible Preferred Stock and Series C Convertible Preferred Stock. Pursuant to provisions in the respective Certificates of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock, the Company had the option to redeem the Series A and Series C Convertible Preferred Stock at $1.00 per share. The Company set December 30, 2004 as the redemption date. At any time prior to the redemption date, holders of the Series A Convertible Preferred Stock had the right to convert each of their preferred shares into 0.2940 share of Common Stock, and holders of the Series C Convertible Preferred Stock had the right to convert each of their preferred shares into 0.25 share of Common Stock. At December 30, 2004, all holders of Series A and Series C Convertible Preferred Stock, or 3,030,468 shares of convertible preferred stock, exercised their right to convert, into an aggregate of 798,700 shares of Common Stock. As a result, at April 2, 2005, no shares of Series A or Series C Convertible Preferred Stock were outstanding.

Note 3 – Long Term Note Receivable

The Company has a $2,500,000 note receivable pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). The TES note receivable is due May 2005 and $2,250,000 of the note receivable is convertible into 30% ownership of TES. During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES

During the third quarter of Fiscal 2005, the Company continued to evaluate the financial condition of TES through TES’ required quarterly reporting, forecast of the rest of 2005 and discussions with TES management. TES’ performance and outlook suffered additional deterioration during the third quarter of Fiscal 2005. Based on the Company’s subordinated position relative to TES’ senior lender, the review of TES’ actual results and 3 year projection, the Company concluded that the collection of the TES debt is doubtful. Based on this, NLCI effective April 2, 2005, has reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense for the thirteen weeks and thirty-nine weeks ended April 2, 2005. Subsequent to April 2, 2005, TES received notice of default from TES senior lender. TES is negotiating an extension of its senior debt.

Note 4 - Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock if such shares are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. Because the Company was in a loss position for the nine months ended March 31, 2004, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding during the nine months ended March 31, 2004 were not included in the computation of diluted earnings per share as they were antidilutive. Income (loss) per share is computed as follows (dollars and average common stock outstanding in thousands):

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Basic income (loss) per share:
Net income (loss)	$596	$869	$554	$(1,039)
Less preferred dividends	146	132	494	382

Income (loss) available for common stock	450	737	60	(1,421)

Average common stock outstanding	7,450	6,578	6,936	6,476

Basic income (loss) per share	$0.06	$0.11	$0.01	$(0.22)

Diluted income (loss) per share:
Income (loss) available for common stock and dilutive securities	$596	$869	$554	$(1,421)

Average common stock outstanding	7,450	6,578	6,936	6,476
Convertible preferred stock, options and warrants	2,298	2,764	2,720	—

Average common stock and dilutive securities outstanding	9,748	9,342	9,656	6,476

Diluted income (loss) per share	$0.06	$0.09	$0.06	$(0.22)

Note 5. Discontinued Operations

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Revenues	$43	$1,361	$384	$4,142
Cost of services	230	1,811	1,106	6,335

Gross (loss)	(187)	(450)	(722)	(2,193)
Gain on sale of property	—	—	157	—

Loss from discontinued operations before income tax benefit	(187)	(450)	(565)	(2,193)

Income tax benefit	(70)	(171)	(214)	(833)

Loss from discontinued operations	$(117)	$(279)	$(351)	$(1,360)

At July 3, 2004, the Company recorded a reserve for closed schools of $4,185,000. As of April 2, 2005, the Company had paid $953,000 during Fiscal 2005 in cash items related to lease payments on closed schools.

At the end of Fiscal 2004 discontinued operations consisted of twenty schools and one undeveloped property held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004 (eight in the fourth quarter of Fiscal 2004), six ceased operations in Fiscal 2003 and five were placed as held for sale.

Of the fifteen closed schools, eight were subleased, five were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. Of the five vacant schools one vacant school, owned by the Company, was sold during the first quarter of Fiscal 2005. The remaining four continue to be accounted for as discontinued operations as of April 2, 2005.

Of the five operating (held for sale) schools, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of April 2, 2005. As a result, the Company no longer holds any operating schools for sale. The results for discontinued operations represent 16 closed schools (eight subleased, four vacant, two sold, one returned to landlord and one closed) and one undeveloped property.

On August 27, 2004, the Company completed the sale of a closed school in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $214,000 in the first quarter of Fiscal 2005. On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable were $278,000 and the Company recorded a gain on the sale of its ownership interest of $29,000 in the first quarter of Fiscal 2005. On December 8, 2004, the Company completed the sale of undeveloped property in Atlanta, Georgia with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt.

Note 6 – Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. In the first quarter of Fiscal 2004, the Company recorded a liability of $705,000 for non-compete obligations related to former employees. Such intangibles are being amortized over the life of the intangibles, ranging from 3 to 5 years.

At April 2, 2005 and July 3, 2004, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	April 2, 2005	July 3, 2004
Goodwill	$36,639	$36,639
Non-compete	3,198	3,198
Other	1,276	1,276

	41,113	41,113
Accumulated amortization	(4,120)	(3,946)

Total Goodwill and intangible assets, net	$36,993	$37,167

Amortization expense was $56,000 and $70,000 for the thirteen weeks ended April 2, 2005 and the three months ended March 31, 2004, respectively, and $174,000 and $182,000 for the thirty-nine weeks ended April 2, 2005 and the nine months ended March 31, 2004, respectively.

Note 7 – Stock Based Compensation

The Company accounts for options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123”. Accordingly, no stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 148, the Company’s net loss and net loss per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Net income (loss) - As reported	$596	$869	$554	$(1,039)

Add: stock based compensation included in net income (loss) as reported	—	—	—	—

Deduct stock based compensation determined under fair value based methods for all awards	(42)	(17)	(261)	(50)

Pro Forma net income (loss)	$554	$852	$293	$(1,089)

Basic income (loss) per share - as reported	$0.06	$0.11	$0.01	$(0.22)
Basic income (loss) per share - pro forma	$0.05	$0.11	$(0.03)	$(0.23)
Dilutive income (loss) per share - as reported	$0.06	$0.09	$0.06	$(0.22)
Dilutive income (loss) per share - pro forma	$0.06	$0.09	$0.03	$(0.23)

On October 6, 2004, the shareholders’ of the Company approved the Nobel Learning Communities, Inc. Omnibus Incentive Equity Compensation Plan. As a result, options to purchase 203,932 common shares were issued to directors and employees of the Company pursuant to that equity plan.

Note 8 – Commitments and Contingencies

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

Note 9 - Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates.

The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At April 2, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $6,964,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at April 2, 2005 resulted in a liability of $110,000 and is included as a component of Accumulated Other Comprehensive Loss of $68,000, net of taxes.

Note 10 – Segment Information

The Company manages private schools, which consist of pre-elementary, elementary, middle schools, programs for special needs children and special purpose high schools in 13 states. In Fiscal 2000, the Company acquired The Activities Club, and also began providing management services to charter schools. Under the guidance of SFAS No. 131, these operations, which have different characteristics and are managed separately from the school operations, are reported as other segment information.

The table below presents information about the financial results and condition of the Company’s operating segments for the thirteen weeks and thirty-nine weeks ended April 2, 2005 and the three months and nine months ended March 31, 2004, respectively (dollars in thousands):

	Thirteen Weeks ended April 2, 2005				Three Months ended March 31, 2004
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$42,610	$546	$—	$43,156	$40,204	$600	$—	$40,804
School operating income	6,118	220		6,338	5,481	226		5,707
Depreciation and amortization:
Continuing operations	$1,290	$116	$140	1,546	1,249	118	125	1,492
Discontinued operations	1			1	106	18		124

Total depreciation and amortization	$1,291	$116	$140	$1,547	$1,355	$136	$125	$1,616

Goodwill	36,639	—	—	36,639	39,965	—	—	39,965
Segment assets
Continuing operations	$76,110	$2,012	$4,339	$82,461	$80,013	$4,081	$3,673	$87,767
Discontinued operations	162	—	—	162	4,060	—	—	4,060

Total assets	$76,272	$2,012	$4,339	$82,623	$84,073	$4,081	$3,673	$91,827

	Thirty-Nine Weeks ended April 2, 2005				Nine Months ended March 31, 2004
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$119,037	$1,684		$120,721	$114,833	$1,762		$116,595
School operating income	13,894	533		14,427	13,488	597		14,085
Depreciation and amortization:
Continuing operations	$3,828	$347	$393	4,568	3,397	354	394	4,145
Discontinued operations	61			61	793	172		965

Total depreciation and amortization	$3,889	$347	$393	$4,629	$4,190	$526	$394	$5,110

Goodwill	36,639	—	—	36,639	39,965	—	—	39,965
Segment assets
Continuing operations	$76,110	$2,012	$4,339	$82,461	$80,013	$4,081	$3,673	$87,767
Discontinued operations	162	—	—	162	4,060	—	—	4,060

Total assets	$76,272	$2,012	$4,339	$82,623	$84,073	$4,081	$3,673	$91,827

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 3, 2004.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and may include statements regarding: opportunities for growth; the number of pre-elementary and elementary schools expected to be added in future years; the profitability of newly opened schools; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; and changes in operating systems and policies. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates”, “projects” or similar expressions are used in this Quarterly Report on Form 10-Q, the Company is making forward-looking statements.

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to execute successfully its growth strategy;

•	the effects of general economic conditions, including interest and inflation rates, and world events;

•	competitive conditions in the pre-elementary and elementary school education and services industry; including advertising and tuition price sensitivity;

•	competitive conditions in the charter school management business,

•	delays in new school openings;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	decisions by local school systems which may adversely effect acceptance of course credits from our special purpose high schools;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and performance of acquired businesses;

•	the Company’s ability to successfully implement new school information systems and technology;

•	accounting standards;

•	new regulations or accounting requirements and/or new interpretations of existing regulations or standards;

•	taxes, and laws and regulations affecting the Company in markets where it competes; and

•	the Company’s ability to obtain additional financing or capital required to implement fully its business plan.

Negative developments in these areas could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending either July 1, 2006 or June 30, 2007 (depending on the market capitalization test to be performed at December 31, 2005), Section 404 of the

Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

•	the Company’s inability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	the inability of the Company’s independent auditors to complete the work required for them to issue an attestation report on management’s assessment in a timely manner; and

•	The Company’s inability to ensure that no internal control deficiencies will emerge, or that any remediation efforts will be completely successful.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB 123R), Shared-Based Payment. FASB 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of FASB 123R effective as of the beginning of its next fiscal year that begins after June 15, 2005. FASB 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company is currently evaluating the financial impact, including the available alternative of adoption of FASB 123R.

Results of Operations

At April 2, 2005, the Company operated 150 schools. Since July 3, 2004, the Company has opened one pre-elementary school, one elementary school and closed one pre-elementary school based on its natural lease term end. School counts for the thirty-nine weeks ended April 2, 2005 and the nine months ended March 31, 2004 are as follows:

	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Number of schools at the beginning of period	149	157
Openings	2	1
Closures	(1)	(1)

Number of schools at the end of the period	150	157

Open and operating schools included in continuing operations and discontinued operations are as follows:

	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Continuing operations	150	144
Discontinued operations	—	13

	150	157

The reporting period for the nine months ended March 31, 2004 varies from the thirty-nine weeks ended April 2, 2005 due to the change to a 52/53 week year at the end of Fiscal 2004. As a result, the nine months ended March 31, 2004 have 2 extra days versus the thirty-nine weeks ended April 2, 2005. The effects of the additional day(s) are indicated in the respective discussions below.

The following table sets forth certain statement of operations data as a percent of revenue for the thirteen week and nine month periods ended April 2, 2005 and the three months and nine months ended March 31, 2004 (dollars in thousands)

	Thirteen Weeks Ended April 2, 2005	Percent of Revenues	Three Months Ended March 31, 2004	Percent of Revenues	Change Amount Increase/ (Decrease)
Revenues	$43,156	100.0%	$40,804	100.0%	$2,352

Personnel costs	20,384	47.2	19,569	48.0	815
School operating costs	5,793	13.4	5,559	13.6	234
Rent and other	10,641	24.7	9,969	24.4	672

Cost of services	36,818	85.3	35,097	86.0	1,721

Gross profit	6,338	14.7	5,707	14.0	631
General and administrative expenses	4,557	10.6	2,919	7.2	1,638

Operating income	$1,781	4.1%	$2,788	6.8%	$(1,007)

	Thirty-nine Weeks Ended April 2, 2005	Percent of Revenues	Nine Months Ended March 31, 2004	Percent of Revenues	Change Amount Increase/ (Decrease)
Revenues	$120,721	100.0%	$116,595	100.0%	$4,126

Personnel costs	57,560	47.7	56,311	48.3	1,249
School operating costs	17,673	14.6	16,972	14.5	701
Rent and other	31,061	25.7	29,227	25.1	1,834

Cost of services	106,294	88.0	102,510	87.9	3,784

Gross profit	14,427	12.0	14,085	12.1	342
General and administrative expenses	11,020	9.2	10,807	9.3	213

Operating income	$3,407	2.8%	$3,278	2.8%	$129

Revenue

Revenue for the thirteen weeks ended April 2, 2005 increased $2,352,000 or 5.8% to $43,156,000 from $40,804,000 for the three months ended March 31, 2004. Revenue for the thirty-nine weeks ended April 2, 2005 increased $4,126,000 or 3.5% to $120,721,000 from $116,595,000 for the nine months ended March 31, 2004. The revenue increase for the thirteen and thirty-nine weeks ended April 2, 2005 as compared to the same period in the prior year is as follows, respectively (dollars in thousands):

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Increase (decrease)	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004	Increase (decrease)
Schools open before June 30, 2003	$42,414	$40,630	$1,784	$118,924	$114,857	$4,067
Schools opened in Fiscal 2004	214	174	40	611	419	192
New schools opened in Fiscal 2005	528	—	528	1,186	—	1,186
Two extra days	—	—	—	—	1,319	(1,319)

	$43,156	$40,804	$2,352	$120,721	$116,595	$4,126

Revenue for schools opened before June 30, 2003 increased $1,784,000 or 4.4% and $4,067,000 or 3.5% during the thirteen weeks and thirty-nine weeks ended April 2, 2005, respectively, as compared to the same number of days in the prior fiscal year.

For the comparative thirteen week and three month periods, revenue increases for schools opened prior to June 30, 2003 were due primarily to average tuition increases of approximately 3.3% and additional average enrollments. Schools that opened in Fiscal 2004 had an increase in revenue of $40,000 during the thirteen weeks ended April 2, 2005 due to normal ramp-up in enrollment for newer schools and the annual tuition increase disclosed previously.

For the comparative thirty-nine week and nine month periods, revenue increases for schools opened prior to June 30, 2003 were due primarily to tuition increases of approximately 3.3% and additional average enrollments. Schools that opened in Fiscal 2004 had an increase in revenue of $192,000 during the thirty-nine weeks ended April 2, 2005 due to normal ramp-up in enrollment for newer schools and the annual tuition increase disclosed previously.

The two new schools opened in Fiscal 2005 added revenue of $528,000 and $1,186,000 during the thirteen weeks and thirty-nine weeks ended April 2, 2005, respectively.

The two extra days for the nine months ended March 31, 2004 provided additional revenue of $1,319,000 as compared to the thirty-nine weeks ended April 2, 2005. The thirteen weeks ended April 2, 2005 and the three months ended March 31, 2004 contained the same number of days.

Revenue trends

Comparable private schools revenue increased 4.7% for the thirteen weeks ended April 2, 2005 over the three months ended March 31, 2004. Comparable private schools revenue increased 3.7%, calculated on the same number of days, for the thirty-nine week period ended April 2, 2005 over the nine months ended March 31, 2004.

Comparable private schools tuition revenue increased 4.8% for the thirteen weeks ended April 2, 2005 over the three months ended March 31, 2004. Comparable private schools tuition revenue increased 3.9%, calculated on the same number of days, for the thirty-nine week period ended April 2, 2005 over the nine months ended March 31, 2004.

Personnel costs

Personnel costs primarily include wages, payroll taxes, health care and vacation costs.

For the thirteen weeks ended April 2, 2005, personnel cost increased $815,000 or 4.2% versus the three months ended March 31, 2004. Personnel cost decreased to 47.2% of revenue for the thirteen weeks ended April 2, 2005 from 48.0% of revenue for the three months ended March 31, 2004. Personnel cost improved as a percent of revenue as revenue increases outpaced wage and benefit cost increases due to more efficient school labor management. Wage and payroll tax increases offset by lower vacation cost accounted for $736,000 or 3.8% of the total 4.2% increase. Healthcare accounted for $79,000 or 0.4% of the 4.2% increase. Healthcare as a line item increased 9.2% for the thirteen weeks ended April 2, 2005 compared to the three months ended March 31, 2004.

For the thirty-nine weeks ended April 2, 2005, personnel cost increased $1,249,000 or 2.2% versus the nine months ended March 31, 2004. Personnel cost decreased to 47.7% of revenues for the thirty-nine weeks ended April 2, 2005 from 48.3% of revenue for the nine months ended March 31, 2004. Personnel cost improved as a percent of revenue as revenue increases outpaced wage and benefit cost increases due to more efficient school labor management. Wage, payroll tax and vacation cost increases accounted for $1,077,000 or 2.0% of the total 2.2% increase. Healthcare accounted for $172,000 or 0.2% of the 2.2% increase. Healthcare as a line item increased 6.5% for the thirty-nine weeks ended April 2, 2005 compared to the nine months ended March 31, 2004. Included in the nine months ended March 31, 2004 are two extra days which accounted for $688,000 of the total personnel cost for the period of $56,311,000. Without the two extra days the variance would have been $2,154,000 or 3.9% versus the $1,249,000 or 2.2% described above and more in line with the thirteen week trend described in the preceding paragraph.

School operating costs

School operating costs primarily include maintenance, food, supplies, utilities, transportation, marketing and ancillary program costs. The category is partially variable with increases in revenue when those revenue increases are driven by additional enrollment.

For the thirteen weeks ended April 2, 2005, school operating costs increased $234,000 or 4.2% versus the three months ended March 31, 2004. School operating costs decreased to 13.4% of revenue for the thirteen weeks ended April 2, 2005 from 13.6% of revenue for the three months ended March 31, 2004. The decrease in school operating costs as percent of revenue was due to cost controls and revenue growing faster than costs which may be more fixed in nature.

For the thirty-nine weeks ended April 2, 2005, school operating costs increased $701,000 or 4.1% versus the nine months ended March 31, 2004. School operating cost increased to 14.6% of revenue for the thirty-nine weeks ended April 2, 2005 from 14.5% of revenue for the nine months ended March 31, 2004. The percent of revenue increase for the thirty-nine week period includes a $119,000 charge in the second quarter for the write-off of inventory related to The Activities Club, which ceased operations.

Rent and other

Rent and other costs primarily include rent, insurance, depreciation and state and local taxes.

For the thirteen weeks ended April 2, 2005, rent and other increased $672,000 or 6.7% versus the three months ended March 31, 2004. Rent and other increased to 24.7% of revenue for the thirteen weeks ended April 2, 2005 from 24.4% of revenue for the three months ended March 31, 2004. For the thirty-nine weeks ended April 2, 2005, rent and other increased $1,834,000 or 6.3% versus the nine months ended March 31, 2004. Rent and other increased to 25.7% of revenue for the thirty-nine weeks ended April 2, 2005 from 25.1% of revenue for the nine months ended March 31, 2004.

The increase in rent and other for the thirteen weeks and the thirty-nine weeks ended April 2, 2005 is due primarily to additional depreciation expense of $127,000 related to the three schools that were determined to be no longer held for sale and moved into continuing operations and a workers compensation loss adjustment of $269,000 related to the Company’s 2002/2003 worker compensation policy period. In addition, rent, insurance and depreciation costs were higher during the thirty-nine week period.

Gross profit

Gross profit for the thirteen weeks ended April 2, 2005 increased $631,000 or 11.1% to $6,338,000 from $5,707,000 for the three months ended March 31, 2004. Gross profit for the thirty-nine months ended April 2, 2005 increased $342,000 or 2.4% to $14,427,000 from $14,085,000 for the nine months ended March 31, 2004. Total gross profit was 14.7% of revenue for the thirteen weeks ended April 2, 2005 and 14.0% of revenue for the three months ended March 31, 2004. Gross profit was 12.0% of revenue for the thirty-nine weeks ended April 2, 2005 and 12.1% of revenue for the nine months ended March 31, 2004. The change in gross profit for the thirteen weeks and thirty-nine weeks ended April 2, 2005, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Increase (decrease)	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004	Increase (decrease)
Schools open before June 30, 2003	$6,432	$5,785	$647	$14,953	$13,941	$1,012
Schools opened in Fiscal 2004	(46)	(59)	13	(134)	(227)	93
New schools opened in Fiscal 2005	(48)	(19)	(29)	(392)	(19)	(373)
Two extra days	—	—	—	—	390	(390)

	$6,338	$5,707	$631	$14,427	$14,085	$342

Gross profit from schools opened before June 30, 2003 increased $647,000 or 11.2% and $1,012,000 or 7.3% during the thirteen weeks and thirty-nine weeks ended April 2, 2005, respectively, as compared to the same number of days in the prior year.

Gross profit as a percentage of applicable revenue for these schools increased to 15.2% for the thirteen weeks ended April 2, 2005 from 14.2% for the three months ended March 31, 2004. This increase in gross profit as a percentage of applicable revenue is due primarily to tuition increases of approximately 3.3%, additional average enrollment increases and more efficient school labor management offset by wage increases.

Gross profit as a percentage of applicable revenue for schools opened before June 30, 2003 increased to 12.6% for the thirty-nine weeks ended April 2, 2005 from 12.1% for the nine months ended March 31, 2004. This increase is due primarily to tuition increases of approximately 3.3%, additional average enrollment increases and more efficient school labor management offset by wage increases.

Gross profit was negatively affected by the additional depreciation expense of $127,000 related to the three schools no longer held for sale and by the workers compensation loss adjustment of $269,000 related to the Company’s 2002/2003 workers compensation policy period.

For the comparative thirteen weeks and three month period the two schools opened in Fiscal 2004 had a decrease in gross losses of $13,000, as compared to the same period in the prior year, due in part to normal ramp-up in enrollment for schools in their second year of operations as well as an increase in tuition. For the comparative thirty-nine week/nine month period, schools that opened in Fiscal 2004 had a reduction in gross losses of $93,000, as compared to the same period in the prior year, due in part to normal ramp-up in enrollment for schools in their second year of operations as well as an increase in tuition.

New schools opened in Fiscal 2005 had losses of $48,000 and $392,000, for the thirteen weeks and thirty-nine weeks ended April 2, 2005, respectively, due in part to low enrollments associated with new schools as they enter the normal new school enrollment ramp-up period and $153,000 in pre-opening expenses.

The two extra days for the nine months ended March 31, 2004 provided Fiscal 2004 with additional gross income of $390,000, as compared to the thirty-nine weeks ended April 2, 2005. The thirteen weeks ended April 2, 2005 and the three months ended March 31, 2004 contained the same number of days.

General and administrative expenses

General and administrative expenses for the thirteen weeks ended April 2, 2005 increased $1,638,000 to $4,557,000 from $2,919,000 for the three months ended March 31, 2004. General and administrative expenses for the thirty-nine weeks ended April 2, 2005 increased $213,000 to $11,020,000 from $10,807,000 for the nine months ended March 31, 2004.

The increase in general and administrative expenses for the thirteen weeks ended April 2, 2005 was due primarily to a $1,500,000 valuation allowance related to the doubtful collection of the note receivable from Total Education Solutions, Inc. (TES). During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. During the third quarter of Fiscal 2005, the Company continued to evaluate the financial condition of TES through TES’ required quarterly reporting, forecast of the rest of 2005 and discussions with TES management. TES’ performance and outlook suffered additional deterioration during the third quarter of Fiscal 2005. Based on the subordinated position the Company is in relative to TES’ senior lender, the review of TES’ actual results and 3 year projection, the Company concluded that the collection of the TES debt is doubtful. Based on this, NLCI effective April 2, 2005, has reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense for the thirteen weeks and thirty-nine weeks ended April 2, 2005. Subsequent to April 2, 2005, TES received notice of default from TES senior lender. TES is currently negotiating an extension of its senior debt.

The increase in general and administrative expenses for the thirty-nine weeks ended April 2, 2005 is due to the $1,500,000 valuation allowance related to the doubtful collection of the note receivable from TES, discussed above. This increase was offset by a $1,500,000 charge in the first quarter of Fiscal 2004 related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two executives of approximately $210,000. Cash payments related to the consulting agreements and health insurance coverage is approximately $80,000 each fiscal quarter.

Operating Income

As a result of the factors mentioned above, operating income decreased $1,007,000 to $1,781,000 for the thirteen weeks ended April 2, 2005 from $2,788,000 for the three months ended March 31, 2004. Operating income increased $129,000 to $3,407,000 for the thirty-nine weeks ended April 2, 2005 from $3,278,000 for the nine months ended March 31, 2004.

Interest expense

Interest expense decreased $295,000 or 30.5% to $671,000 for the thirteen weeks ended April 2, 2005 from $966,000 for the three months ended March 31, 2004. Interest expense decreased $807,000 or 28.0% to $2,079,000 for the thirty-nine weeks ended April 2, 2005 from $2,886,000 for the nine months ended March 31, 2004. The decrease in interest expense is related primarily to the reduction in amounts outstanding under the Company’s senior bank credit facility and fees incurred in Fiscal 2004 related to amendments to the Company’s prior credit agreement with Fleet Bank. Total amounts outstanding under the Company’s senior bank credit facility decreased $4,195,000 to $10,800,000 at April 2, 2005 from $14,995,000 at March 31, 2004.

Income tax expense (benefit)

Income tax expense for the thirteen weeks ended April 2, 2005 was $436,000 as compared to $680,000 for the three months ended March 31, 2004. Income tax expense for the thirty-nine weeks ended April 2, 2005 was $554,000 as compared to $131,000 for the nine months ended March 31, 2004. The Company’s effective tax rate for the thirteen weeks and the thirty-nine weeks ended April 2, 2005 was 38% and is comparable to the same periods in the prior year.

Discontinued operations

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
Revenues	$43	$1,361	$384	$4,142
Cost of services	230	1,811	1,106	6,335

Gross (loss)	(187)	(450)	(722)	(2,193)
Gain on sale of property	—	—	157	—

Loss from discontinued operations before income tax benefit	(187)	(450)	(565)	(2,193)

Income tax benefit	(70)	(171)	(214)	(833)

Loss from discontinued operations	$(117)	$(279)	$(351)	$(1,360)

At the end of Fiscal 2004 discontinued operations consisted of twenty schools and one undeveloped property held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004 (eight in the fourth quarter of Fiscal 2004), six ceased operations in Fiscal 2003 and five were placed as held for sale.

Of the fifteen closed schools, eight were subleased, five were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. Of the five vacant schools one vacant school, owned by the Company, was sold during the first quarter of Fiscal 2005. The remaining four continue to be accounted for as discontinued operations as of April 2, 2005.

Of the five operating (held for sale) schools, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of April 2, 2005. As a result, the Company no longer holds any operating schools for sale. The results for discontinued operations represent 16 closed schools (eight subleased, four vacant, two sold, one returned to landlord and one closed) and one undeveloped property.

On August 27, 2004, the Company completed the sale of a closed school in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $214,000 in the first quarter of Fiscal 2005. On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable were $278,000 and the Company recorded a gain on the sale of its ownership interest of $29,000 in the first quarter of Fiscal 2005. On December 8, 2004, the Company completed the sale of undeveloped property in Atlanta, Georgia with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt.

Net Income (Loss)

As a result of the above factors, the Company’s net income was $596,000 for the thirteen weeks ended April 2, 2005 as compared to $869,000 for the three months ended March 31, 2004. The Company’s net income for the thirty-nine weeks ended April 2, 2005 was $554,000 as compared to a net loss of $1,039,000 for the nine months ended March 31, 2004.

Liquidity and Capital Resources

Cash Flows and Liquidity Sources

The Company’s principal sources of liquidity are cash flow from operations and, to the extent necessary, borrowings under its revolving credit facility, of which no amounts were outstanding during the thirty-nine weeks ended April 2, 2005. In addition, the Company primarily uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service, working capital and capital expenditures related to operations and maintenance of existing schools.

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

On April 27, 2005, the Company entered into a Third Amendment to the Credit Agreement with Harris Trust and Savings Bank. This amendment, among other changes, modified the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined by the bank to allow the $1,500,000 TES note receivable valuation allowance to be added back to the bank calculation of EBITDA to meet the required covenants under the Credit Facility.

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement provides that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed leverage ratios. At April 2, 2005, the Company was in compliance with all required covenants under the Credit Agreement.

At April 2, 2005, the Company had $10,800,000 outstanding under the Term Loan, no borrowings under the Working Capital Line and $1,710,000 outstanding under letters of credit. The total unused portion of the Working Capital Line at April 2, 2005, after allowance for outstanding letters of credit, was $6,290,000. The Company’s loan covenants under the Credit Agreement limit the amount of senior debt borrowings. At April 2, 2005, the entire unused portion of the Working Capital line was available.

Total cash and cash equivalents increased by $2,878,000 to $5,594,000 at April 2, 2005 from $2,716,000 at July 3, 2004. The increase in cash was primarily related to cash provided from operations totaling $7,863,000 (primarily as a result of depreciation expense of $4,629,000 and an increase in deferred revenue of $2,795,000, offset by a decrease in accounts payable and accrued expenses of $2,303,000), proceeds from sale of schools of $2,237,000, and a decrease in cash overdrafts of $319,000. This increase was offset by cash uses related to capital expenditures of $3,265,000 and net repayments on senior and subordinated debt of $4,013,000.

On August 27, 2004, the Company completed the sale of a closed school in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $214,000 in the first quarter of Fiscal 2005. On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable were $278,000 and the Company recorded a gain on the sale of its ownership interest of $29,000 in the first quarter of Fiscal 2005. On December 8, 2004, the Company completed the sale of undeveloped property in Atlanta, Georgia with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt.

Pursuant to the terms of the Certificate of Designation, Preferences and Rights for the Company’s Series F Convertible Preferred Stock, the rate of the dividend payable on the Series F Convertible Preferred Stock was increased as of the first quarter of Fiscal 2005, from 5% to 8%. The required increase is based on a defined EBITDA (Earnings before interest, taxes, depreciation and amortization) test. As defined, EBITDA was less than $12,000,000 for the fiscal year ended July 3, 2004.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows: (dollars in thousands)

	Total	Thirteen Weeks Ended July 2, 2005	For Fiscal Year
			2006	2007	2008	2009	Thereafter
Long term debt obligations	$21,323	$583	$2,260	$2,180	$2,000	$4,300	$10,000
Letters of credit	1,246	1,246	—	—	—	—	—
Swap agreement	110	34	76	—	—	—	—
Operating leases	203,645	7,300	27,094	25,113	23,437	21,568	99,133
Non-competes and consulting contracts	1,163	113	450	300	300	—	—

Total	$227,487	$9,276	$29,880	$27,593	$25,737	$25,868	$109,133

Capital Expenditures

During the first quarter of Fiscal 2005, the Company placed two new schools in operation. The new schools opened in the first quarter of Fiscal 2005 were financed by developers and leased to the Company. Capital expenditures for new school development include school equipment, furniture and fixtures, and curricula purchased by the Company for the operations of the school. No additional schools are anticipated to be opened during Fiscal 2005. Funding of capital expenditures for these schools was provided by cash from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2005, this limitation is $6,500,000. Capital expenditures for the thirty-nine weeks and nine months ended April 2, 2005 and March 31, 2004, respectively, are as follows (dollars in thousands):

	Thirteen Weeks Ended April 2, 2005	Three Months Ended March 31, 2004	Thirty-nine Weeks Ended April 2, 2005	Nine Months Ended March 31, 2004
New school development	$23	$10	$357	$91
Renovations and equipment purchases	844	621	2,519	2,972
Corporate and information systems	77	234	389	468
Land purchase	—	—	—	1,267

Total capital expenditures	$944	$865	$3,265	$4,798

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

Revenue Recognition

Tuition revenue, net of discounts and other revenue, is recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed are recorded as unearned revenue. Tuition payments received from state and local government agencies (which comprise approximately 3% of total revenue) are recognized over the period services are performed and, due to the fact that such agencies pay in arrears, are recorded as receivables from such agencies at the time the service is performed. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenue meets the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

Long-lived and Intangible Assets

During the first quarter of Fiscal 2004, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under the requirements of SFAS No. 144, the Company assesses the potential impairment of property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset is less than the carrying value of the asset. Such estimates of cash flow consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company had no cash flow exposure due to rate changes on its 13.25%, $10,000,000 senior subordinated notes at April 2, 2005, which is a fixed rate. The Company also had no cash flow exposure on certain notes payable, capitalized leases and other subordinate debt agreements aggregating $709,000 and $845,000 at April 2, 2005 and July 3, 2004, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $28,000 and $58,000 for the thirteen weeks ended April 2, 2005 and the three months ended March 31, 2004, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Term Loan has been allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At April 2, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $6,964,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at April 2, 2005 resulted in a liability of $110,000 and is included as a component of accumulated other comprehensive loss of $68,000, net of taxes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2005. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 6. Exhibits

10.1	Second Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed herewith.)

10.2	Third Amendment to Credit Agreement dated as of April 27, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed herewith.)

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated May 16, 2005	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)