Form 10-K
period 2005-07-02
NOBEL LEARNING COMMUNITIES INC
filed 2005-09-19
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2465204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1615 West Chester Pike, Suite 200 West Chester, PA	19382
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $37,222,780 (based upon the closing sale price of these shares on such date as reported by the Nasdaq National Market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 5% of the outstanding common stock or have the right to designate a member of the Board of Directors, and no other persons. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at September 9, 2005, was 7,494,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2005 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended July 2, 2005 are incorporated by reference in Part III.

i

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

ii

PART I

ITEM 1.	BUSINESS.

General

Nobel Learning Communities, Inc. (“we,” “us,” “our,” “NLCI” or “the Company”) is a leading non-sectarian, for-profit provider of private pay education and services for education entities for the preschool through 12th grade market. Our programs are offered through a network of general education preschools, elementary, and middle schools, programs for learning challenged students, and special purpose high schools. Our schools additionally provide enrichment programs, summer camps and before- and after-school programs. We operate schools in California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington. The schools operate under various well-known local trade names, including but not limited to Chesterbrook Academy®, Merryhill School™, Evergreen Academy™, Paladin Academy® (learning challenged) and Houston Learning Academy™ (special purpose high schools). As of September 9, 2005, we operated 150 schools in 13 states, with an aggregate capacity of approximately 23,000 children.

We have registered various service marks in the United States Patent and Trademark Office, including, but not limited to Chesterbrook Academy®, Merryhill Country School®, Paladin Academy®, Camp Zone®, Rocking Horse Child Care Centers®, and The Activities Club®. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Our corporate office is located at 1615 West Chester Pike, Suite 200, West Chester, PA 19382-6223. Our telephone number is (484) 947-2000.

Educational Philosophy and Implementation

Our educational philosophy is based on a foundation of sound research, innovative instructional techniques and quality practices and curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of multi-sensory, integrated and age-appropriate learning. Our curricula are designed to allow each child to develop according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Each child’s individual educational needs and skills are considered upon entrance into one of our schools. Progress is monitored in terms of the child’s cognitive, social, emotional and physical skill development and the objectives of each curriculum. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem and emotional and physical well-being.

We have created developmental goals and curriculum guidelines for each age level, grade level and content area to assist principals and teachers in planning their daily and weekly programs. We maintain that small schools, small classes, clearly articulated curricular guidelines and excellent educational materials, delivered by qualified, innovative and enthusiastic teachers comprise the basic ingredients of a quality education. Our philosophy is based on personalized instruction that leads to a student’s active involvement in learning and understanding. The programs for our schools are skills-based and delivered through developmentally-appropriate comprehensive curriculum in each developmental program or grade level. We implement the curriculum in ways that stimulate the learner’s curiosity, support the student’s individual learning style and by employing processes that contribute to lifelong achievement. Academic areas addressed include reading, writing, spelling, mathematics, science, social studies, visual and graphic arts, music, physical education/wellness and world language. Additionally, non-cognitive skills, such as perseverance, self-confidence, self-discipline, communication skills, social responsibility, teamwork, and conflict resolution skills are continuously reinforced through curriculum infusion and meta-cognitive dialogue. The critical areas of technology literacy and study skills are integrated into the programs, as appropriate, in most content areas through the use of classroom-based technologies, media centers, and computer labs.

We offer athletic activities and supplemental programs, which include day field trips coordinated with curriculum to zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as Yosemite National Park and Washington, D.C. Schools arrange classroom presentations by parents, community leaders and other volunteers to supplement instruction. We also organize programs that allow students to present to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools may provide extra-curricular experiences (some fee-based) tailored to particular families’ interests in such activities as dance, gymnastics and instrumental music lessons. Additionally, some students expand their horizons through participation in science fairs, drama clubs, and local and regional academic competitions.

We recognize that maintaining the quality of our teachers’ capabilities and professionalism is essential to sustaining our students’ high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers and external consultants. Our educators serve on Company task forces and committees that review and revise curricular guidelines, programs, tools and current teaching methods.

School-based leadership teams (principals and assistant principals) also actively engage in professional development and self-improvement. Through participation in NLCI Academy™ programs, the annual national Principals’ Conference, and, this year for the first time, the New Principals’ Academy which is specifically tailored to enrich a new principal’s understanding of NLCI curricula, lesson planning and instructional strategies, seasoned administrators as well as new recruits are kept abreast of up-to-date research, changing trends and sound pedagogical practices.

We seek to ensure that our schools meet or exceed the standards of appropriate accrediting agencies through an internal quality assurance program. Although not mandated by any governmental or regulatory authority, many of our schools are accredited, or are currently seeking accreditation, by the Commission on International and Trans-Regional Accreditation (CITA) and various regional accreditation agencies throughout the United States.

School Operations

In order to maintain uniform standards, our schools share consistent educational goals and operating procedures. While we have a national curriculum, principals tailor curricula, within the standards of Nobel Learning Communities, to meet local and state requirements. Members of our management team visit schools and centers on a regular basis to review program, facility and staff quality.

Our school principals and assistant principals are critical to our educational and financial success. They are responsible for all facets of school operations including curriculum implementation, ensuring student achievement and success, personnel and financial management, community outreach, student discipline, and implementing local sales and marketing strategies. We treat each school as a separate cost center, holding each school accountable for its academic and financial performance. Each school has an annual budget and submits weekly financial data to the corporate office and to the appropriate executive director. Total revenue, tuition revenue, operating costs and student census are monitored, with each school measured periodically in relation to our objectives.

Executive directors, a critical component to our success, oversee the principals and schools, and report to either divisional Vice Presidents of Operations or Regional Managers. Executive directors are responsible for ensuring the qualifications of principals and assistant principals, as well as training and development. School principals and executive director’s work closely with regional and corporate management, particularly in the regular assessment of program quality and school performance.

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

Private Pay Schools

General Education Schools. Our preschool and elementary/middle school strategy is based on clustering a number of preschools around an elementary school in order to provide a continuum of education and consistent curriculum for a child from infancy through 5th and, in some cases, 8th grade. Through the use of demographically placed clusters of schools, we seek to increase market awareness, achieve operating efficiencies, and provide cross-marketing opportunities. Students from our preschools can move into our elementary/middle schools. In addition, we potentially can convert students from our other specialty programs to our general education programs.

We also operate schools which are not part of a demographic cluster. The majority of these schools were built or purchased prior to the implementation of our cluster strategy or may be the initial school in a new demographic market. In some cases these schools may become part of a cluster to the extent that we determine that demographic market to be a growth opportunity.

We distinguish our schools from our competition with our qualitative and quantitative program outcomes, which also span a broader range of ages and grades. At each age and grade level, we support a child’s development with appropriate curriculum-based programs. We foster an individualized approach to learning through small schools and small classes and by using multi-sensory, integrated curricula that blends each of the core curricular subjects (e.g., reading, language arts, mathematics, science, and social studies) with special area subjects such as art, music, technology, physical education/wellness, and world language. Further, in certain locations, we provide programs and schools for the learning challenged as well as special purpose high schools. We believe that empirical as well as quantitative results support the quality of our programs. Standardized test results have consistently shown that our students perform at or above national grade equivalent norms in reading and mathematics.

Many of our preschools and elementary schools allow for early drop-off and late pick-up to accommodate parent schedules. In most preschool locations, programs are available for children starting at six weeks of age. Parents can feel comfortable leaving their children at one of our schools knowing the children will receive both a quality education and engage in well-supervised developmental and recreational activities.

Most of our preschools and elementary schools complement their educational programs with enrichment programs, arts programs, before- and after-school programs and summer programs or camps. In addition to those revenue generating programs, our schools seek to improve margins by providing ancillary services and products, such as portrait, book and uniform sales.

Paladin Academy®. Our Paladin Academy® schools and programs serve the needs of children with mild to moderate learning challenges from kindergarten through high school. Our mission is to improve the learning process and achievement levels of children with dyslexia, attention deficit disorder, dysgraphia and other mild learning difficulties through stand-alone schools and school-based programs. We offer developmental testing, school-year full-day clinics and summer programs. The primary goals of our Paladin Academy® programs are to enable students to mainstream back into the general education population.

As of September 9, 2005, we operated two stand-alone Paladin Academy® schools and 10 school-based programs or clinics integrated within our elementary schools. Paladin Academy® schools and/or programs are now located in California, Florida, Nevada, New Jersey, North Carolina, Pennsylvania, and Virginia.

Houston Learning Academy. Houston Learning Academy (“HLA”), operates five special purpose high schools and one special purpose high school program in the Houston metropolitan marketplace. HLA schools,

which are fully accredited by the Southern Association of Colleges and Schools, offer a half-day high school program, as well as evening and summer school programs. HLA also provides tutorials and special education classes to residential hospitals. HLA schools and programs feature small class sizes and individualized attention, primarily for those students who are at risk of not completing their high school requirements in a more traditional setting, and/or are attracted to the schools’ program and flexible hours of service. We continue to evaluate HLA’s business to determine its long-term strategic fit within our private pay school business.

Charter School Management Services

We currently have multi-year contracts providing limited management services to three charter schools in Philadelphia, Pennsylvania. The holders of the charters are non-profit entities managed by a board of directors or trustees. In two cases, we lease the charter school premises from a third party and sublease the premises to the non-profit entity.

While we do not currently expect to own and operate charter schools directly, we may pursue growth in the charter school management business by competing for contracts at charter schools owned and operated by others. Since the charter schools for which we provide services operate under a charter granted by a state or school board authority, we would lose the right to provide those services if the charter authority were to withdraw the charter. As such, the charter authority could base such withdrawal on actions of the charter holder, which are outside of our control. Also, many state charter school statutes require periodic reauthorization. If state charter school legislation in such states were not reauthorized or were substantially altered, our management service opportunities in the charter school market could be materially adversely affected.

The Activities Club®

Until the end of the third quarter of 2005, The Activities Club® provided materials and products for before- and after-school programs. We determined that The Activities Club® no longer fit our business strategy and ceased operations during the fourth quarter of 2005.

Marketing

We generate new enrollments primarily from word-of-mouth recommendations from parents, direct mail campaigns, internet advertising, yellow pages listings, print advertisements and public relations programs. We have also begun development of an internal customer database for ongoing direct mail and email communications.

We have recently developed a more sophisticated, centralized marketing team and expertise, organized to support a multi-unit service organization. This strategy promotes consistent brand positioning and brand development, and a more integrated marketing approach to customer acquisition and retention. Our marketing team conducts enrollment marketing campaigns throughout the year in each of our geographic areas. These major campaigns are supplemented by community-based activities conducted by our regional executive directors and principals.

Our annual customer acquisition cycle results from the large and small demand periods for enrollment. We divert marketing resources towards our preschool enrollments during spring and summer and towards our elementary/middle schools during fall and winter. To a lesser degree, there is enrollment activity in the other seasonal periods for all schools.

Corporate Development—Strategy and Implementation

Our growth strategy in the private education market includes internal growth of our enrollment at existing schools, expansion of current facilities, new school development in both existing and new markets, and strategic acquisitions.

Our recent emphasis has been on increasing occupancy and ancillary program revenue in our existing schools and leveraging the investment in those assets. While a significant portion of our efforts have focused on improving the performance of existing schools, the Company expects to increase its effort to identify opportunities to develop and open new schools and to acquire or develop schools in support of our demographic cluster strategy, in both existing and new markets.

While we do not currently anticipate exiting any of our geographic markets, we regularly analyze the profitability of our existing school and real estate portfolio to identify schools that are underperforming and/or do not fit our business model or demographic cluster strategies. We then develop plans either to improve these schools or remove them from our portfolio. This represents an important activity in reallocating capital to the balance of our schools in order to ensure the continued improvement of our program offerings.

Management has implemented new training programs designed to strengthen principals’ and executive directors’ sales and customer service skills. In addition, to broaden the potential career path opportunities for employees we have provided employees the ability to move between locations as appropriate opportunities arise. The similar economic and business model our schools operate under permits the Company to execute on this career path strategy.

New School Development

During the fiscal year ended July 2, 2005 (“Fiscal 2005”), we opened one preschool and one elementary school, and during the period from July 2, 2005 through September 9, 2005, we opened one preschool. The funds used to open these schools were provided by cash flow from operations. There are no other school openings planned for our fiscal year ending July 1, 2006. From time to time we look for available opportunities that may result in our ability to add new schools at any time.

Typically, after site selection, we engage a developer or contractor to build a facility to our specifications. Alternatively, we may purchase land, construct the building with our own or borrowed funds and then seek to enter into a sale and lease-back transaction with an investor. We also look to occupy existing buildings that are appropriate for our schools and that are located in growth areas that meet our demographic requirements.

Acquisitions

We expect to use strategic acquisitions to expand our business. Key acquisition criteria include reputation, location in markets with excellent demographics, growth prospects, quality of personnel and the ability to integrate into existing school clusters, or become the foundation for new school clusters. We expect to focus any near-term acquisitions on schools that fit our demographic and cluster strategy and which serve the preschool and/or elementary market either directly serving the consumer or supporting a corporation or other entity in providing preschool and other related services to their employees. The Company seeks to identify acquisition opportunities at appropriate prices. Due to a variety of factors we cannot be certain acquisition targets will be available on terms or conditions acceptable to the Company.

Seasonality

Our elementary/middle schools historically have lower operating revenues in the summer due to the end of the traditional academic year and seasonally lower enrollment in summer programs. Summer revenues of preschools are, to a lesser degree, subject to the same seasonality. Management seeks to reduce the seasonal fluctuations of the Company’s revenue stream by adding to the school offering mix in the lower revenue seasons. The success of these offerings depends primarily on customer acceptance and available disposable income.

Industry and Competition

Education reform movements in the United States are providing new alternatives to the public schools. These reforms include charter schools, private management of public schools, home schooling, private schools, virtual schools and voucher programs. Our strategy is to provide parents a quality alternative to public schools through our privately owned and operated schools, utilizing proven curriculum in a safe and challenging environment. While our schools do not currently reside in any school voucher markets, we believe voucher programs would be a positive development for our schools. We consider each of these alternatives to be competition for our schools and the expansion or contraction of funding and/or public support of these alternatives may impact the demand for our product, available real estate and our ability to increase or maintain our operating margins.

Not only do we compete with other for-profit private schools, charter schools, non-profit schools, sectarian schools and home schooling, in some markets, we also face competition with respect to preschool services and before- and after-school programs from public schools, government-based providers, and religiously-affiliated, community-based or other non-profit programs that offer such services at little or no cost to parents. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. We believe the only large for-profit competitors that integrate preschool and elementary education and that currently compete beyond a regional level are Knowledge Learning Corp. and Bright Horizons Family Solutions, Inc. We also face competition in each of our demographic markets from local operators of individually owned private schools. Finally, public school systems may become stronger competitors at the preschool level if additional states pass or expand universal pre-K legislation that provides public funds for preschool for three and four year olds and do not allow for-profit preschool operators to participate in these programs, or fund payments at below private operator costs.

While price is an important factor in competing in both the preschool and elementary school markets, we believe that other competitive factors also are important, including professionally developed educational programs, well-equipped facilities, trained teachers and a broad range of ancillary services, including before- and after- school programs, transportation and infant care. Some of these services are not offered by many of our competitors. We believe we are competitively priced in each of our markets.

Regulation

Our schools are subject to state and local regulations and licensing requirements. We have policies and procedures in place to assist in complying with such regulations and requirements. These regulations and the administrative bodies in charge of these regulations vary from jurisdiction to jurisdiction, and may apply differently within the same jurisdiction to a preschool, elementary or middle school. Although the regulatory and licensing requirements tend to be more stringent with respect to preschool, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, children’s dietary program, daily curriculum, and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the schools and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of schools. Repeated failures of a school to comply with applicable regulations can subject the school to sanctions, which might include probation or, in more serious cases, suspension or revocation of the school’s license to operate, and could also lead to investigations of our other schools located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction and potentially affecting our other locations.

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

Employees

On September 9, 2005, we employed approximately 3,266 persons. We believe that our relationship with our employees is satisfactory.

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

At September 9, 2005, we operated 150 schools on eight owned and 142 leased properties in 13 states. Our schools are geographically distributed as follows: 29 in California, 10 in Florida, 15 in Illinois, one in Maryland, six in Nevada, 10 in New Jersey, 20 in North Carolina, three in Oregon, 20 in Pennsylvania, two in South Carolina, nine in Texas, 19 in Virginia and six in Washington. Our schools generally are located in suburban settings.

The land and buildings which we own are subject to security interests on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses and insurance costs. These leases usually contain inflation related rent escalators.

From time to time, we may purchase undeveloped land for future development.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The Nasdaq National Market under the symbol NLCI.

The table below sets forth the quarterly high and low sales prices for our common stock as reported by Nasdaq for each quarter during the period from July 1, 2003 through July 2, 2005.

	High	Low
Fiscal 2004 (July 1, 2003 to July 3, 2004)

First Quarter	$5.74	$3.60
Second Quarter	6.05	4.50
Third Quarter	7.65	5.05
Fourth Quarter	7.14	6.20

Fiscal 2005 (July 4, 2004 to July 2, 2005)

First Quarter	$7.30	$6.50
Second Quarter	8.00	6.99
Third Quarter	9.35	7.35
Fourth Quarter	9.40	6.20

Holders

At September 9, 2005, there were approximately 313 holders of record of shares of our common stock.

Dividend Policy

We have never paid a dividend on our common stock and do not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, we intend to retain our earnings in order to finance our ongoing operations and to develop and expand our business. Our credit facility with our senior lender prohibits us from paying dividends on our common stock or making other cash distributions on our common stock without the lenders’ consent.

As permitted and in accordance with the provisions of its Preferred Series E and Preferred Series F stock, the Company does currently pay dividends in kind.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial and other data, with dollars in thousands, except per share amounts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. The historical operating results below have been restated to reflect the reclassification of discontinued operations from continuing operations to loss from discontinued operations.

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003	June 30, 2002	June 30, 2001
Operating Data
Revenue	$164,204	$158,361	$149,753	$145,173	$136,960
Cost of services	142,448	137,847	131,050	122,613	117,565

Gross profit	21,756	20,514	18,703	22,560	19,395
Goodwill and other asset impairments (a)	216	3,368	8,715	—	—
Transaction related costs (b)	—	—	1,168	—	—
General and administrative expenses (c)	14,548	14,256	13,885	11,776	11,004

Operating income (loss)	6,992	2,890	(5,065)	10,784	8,391
Interest expense	2,692	3,632	3,740	3,637	4,171
Other income, net	(184)	(45)	(189)	(126)	(401)

Income (loss) from continuing operations before income taxes and change in accounting principle	4,484	(697)	(8,616)	7,273	4,621
Income tax expense (benefit)	1,677	257	(2,193)	2,875	2,063

Income (loss) from continuing operations before change in accounting principle	2,807	(954)	(6,423)	4,398	2,558
Loss from discontinued operations, net of income tax benefit (d)	(291)	(5,127)	(5,111)	(1,564)	(762)
Cummulative effect of change in accounting principle (e)	—	—	—	—	(295)

Net income (loss)	2,516	(6,081)	(11,534)	2,834	1,501
Preferred stock dividends	642	516	82	82	81

Net income (loss) available for common stockholders	$1,874	$(6,597)	$(11,616)	$2,752	$1,420

Basic income (loss) per share:
Net income (loss) from continuing operations before cummulative effect of change in accounting principle	$0.31	$(0.22)	$(1.02)	$0.69	$0.42
Discontinued operations	(0.04)	(0.79)	(0.81)	(0.25)	(0.13)
Cumulative effect of change in accounting principle	—	—	—	—	(0.05)

Net income (loss) per share	$0.27	$(1.01)	$(1.83)	$0.44	$0.24

Diluted income (loss) per share:
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.29	$(0.22)	$(1.02)	$0.59	$0.34
Discontinued operations	(0.03)	(0.79)	(0.81)	(0.21)	(0.10)
Cumulative effect of change in accounting principle	—	—	—	—	(0.04)

Net income (loss) per share	$0.26	$(1.01)	$(1.83)	$0.38	$0.20

Weighted average common shares outstanding (in thousands):
Basic	7,064	6,512	6,336	6,198	5,981
Diluted	9,719	6,512	6,336	7,475	7,516

Balance Sheet Data:
Cash and cash equivalents	$2,925	$2,716	$4,722	$1,787	$1,321
Working capital deficit	(15,079)	(8,688)	(23,095)	(7,720)	(15,453)
Goodwill and intangible assets, net	36,937	37,167	40,162	49,521	50,012
Total assets	78,344	85,865	97,968	102,980	101,784
Short-term debt and current portion of long term debt	2,281	2,405	24,860	4,488	6,414
Long term debt	13,180	22,931	10,605	35,729	36,941
Stockholders’ equity	37,390	34,275	37,075	42,487	38,601

(a)	During the year ended July 2, 2005 (‘Fiscal 2005”), the Company recorded an impairment charge of $216,000 related to fixed asset impairments in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). During the year ended July 3, 2004 (“Fiscal 2004”), the Company recorded impairment of goodwill of $2,273,000 in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangibles” and an impairment charge of $1,095,000 related to fixed asset impairments in accordance with SFAS 144. During the year ended June 30, 2003 (“Fiscal 2003”), the Company recorded impairment of goodwill of $7,700,000 in accordance with SFAS 142, “Goodwill and Other Intangibles” and an impairment charge of $1,015,000 related to intangible assets in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. See notes to the financial statements for further discussion.
(b)	During Fiscal 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses incurred in connection with termination of a merger agreement.
(c)	In Fiscal 2005, general and administrative expenses include an additional charge of $1,500,000 related to the reserve of the Company’s investment in Total Education Solutions. In Fiscal 2004, general and administrative expenses includes a charge of $1,500,000 related to the present value of future payments with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two individuals of approximately $210,000. In Fiscal 2003, general and administrative expenses include a charge of $1,000,000 related to the write-down of the Company’s investment in Total Education Solutions.
(d)	Discontinued operations contain the following (dollars in thousands):

	For the Years Ended
	July 2, 2005	July 3, 2004	June 30, 2003	June 30, 2002	June 30, 2001
Revenues	$384	$5,432	$11,851	$11,106	$10,992
Cost of services	1,131	7,714	14,481	13,577	12,221

Gross loss	(747)	(2,282)	(2,630)	(2,471)	(1,229)
Goodwill and intangible impairment	—	(1,052)	(710)	—	—
Write down of property and equipment	—	(1,379)	(2,907)	—	—
Accrual for future lease obligations related to closed schools	277	(3,556)	(1,996)	—	—

Loss from discontinued operations before income tax benefit	(470)	(8,269)	(8,243)	(2,471)	(1,229)
Income tax benefit	(179)	(3,142)	(3,132)	(907)	(467)

Loss from discontinued operations	$(291)	$(5,127)	$(5,111)	$(1,564)	$(762)

(e)	During the year ended June 30, 2001, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and the impact was recorded as a cumulative effect of a change in accounting principles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and may include statements regarding: opportunities for growth; the number of pre-elementary and elementary schools expected to be added in future years; the profitability of newly opened schools; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; and changes in operating systems and policies. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “seeks”, “plans,” “estimates”, “projects” or similar expressions are used in this Annual Report on Form 10-K, the Company is making forward-looking statements.

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to execute successfully its growth strategy;

•	the effects of general economic conditions, including interest and inflation rates, employment rates and world events;

•	competitive conditions in the preschool and elementary school education and services industry; including advertising, promotion and tuition price sensitivity;

•	competitive conditions in the charter school management business,

•	delays in new school openings;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	decisions by local school systems which may adversely effect acceptance of course credits from our special purpose high schools;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and the integration and performance of acquired businesses;

•	the Company’s ability to successfully implement new school information systems and technology;

•	new regulations or changes in accounting requirements and standards and/or new interpretations of existing regulations or standards;

•	taxes, and laws and regulations affecting the Company in markets where it competes; and

•	the Company’s ability to obtain additional financing or capital required to implement fully its business plan;

•	the Company’s ability to successfully defend itself in any litigation.

Negative developments in any of these areas could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending either July 1, 2006 or June 30, 2007 (depending on the market capitalization test to be performed at December 31, 2005), Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

•	the Company’s inability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	the inability of the Company’s independent registered public accountants to complete the work required for them to issue an attestation report on management’s assessment in a timely manner; and

•	the Company’s inability to ensure that no internal control deficiencies will emerge, or that any remediation efforts will be completely successful;

•	the Company’s inability to implement and integrate throughout our schools a new system in such a way that we have appropriate time to finish all the testing and documentation associated with the system conversion.

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

Change in Fiscal Year End

Effective for Fiscal 2004, the Company changed to a 52-53 week fiscal year ending on the Saturday nearest June 30. For Fiscal 2004, the fiscal year ended on July 3, 2004 and contained 53 weeks or four additional days compared to Fiscal 2005. For Fiscal 2005, the fiscal year ended on July 2, 2005. For prior years, the fiscal year ended on June 30.

Reclassifications

As a result of certain school closures in Fiscal 2004 and Fiscal 2003 and the reclassification during the third quarter of Fiscal 2005 of certain schools from held for sale to continuing operations, the Company has conformed amounts reported for Fiscal years 2004 and 2003 in its Annual Report on Form 10-K for the period ended July 2, 2005. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Results of Operations

Fiscal 2005 compared to Fiscal 2004

At July 2, 2005, the Company operated 149 schools. Since July 3, 2004, the Company has opened one pre-elementary school, one elementary school and closed two pre-elementary schools based on their natural lease term end. School counts for Fiscal 2005 and Fiscal 2004 are as follows:

	Fiscal 2005	Fiscal 2004
Number of schools at the beginning of period	149	157
Openings	2	1
Closures	(2)	(9)

Number of schools at the end of the period	149	149

Open and operating schools included in continuing operations and discontinued operations are as follows:

	Fiscal 2005	Fiscal 2004
Continuing operations	149	144
Discontinued operations	—	5

	149	149

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2005 and Fiscal 2004 (dollars in thousands)

	Fiscal 2005	Percent of Revenues	Fiscal 2004	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase
Revenues	$164,204	100.0%	$158,361	100.0%	$5,843	3.7%

Personnel costs	77,213	47.0	75,700	47.8	1,513	2.0
School operating costs	23,917	14.6	22,949	14.4	968	4.2
Rent and other	41,318	25.2	39,198	24.8	2,120	5.4

Cost of services	142,448	86.8	137,847	87.0	4,601	3.3

Gross profit	21,756	13.2	20,514	13.0	1,242	6.1
Goodwill and other asset impairment	216	—	3,368	2.2	(3,152)	n/a
General and administrative expenses	14,548	8.9	14,256	9.0	292	2.0

Operating income	$6,992	4.3%	$2,890	1.8%	$4,102	141.9%

The reporting period for Fiscal 2005 varies from Fiscal 2004 due to the change to a 52/53 week year at the end of Fiscal 2004. As a result, Fiscal 2004 has four extra days versus the Fiscal 2005. The effects of the additional days are indicated in the respective discussions below.

Revenue

Revenue for Fiscal 2005 increased approximately $5,843,000 or 3.7% to $164,204,000 from $158,361,000 from Fiscal 2004. The revenue increase for Fiscal 2005 as compared to Fiscal 2004 is as follows (dollars in thousands):

	Fiscal 2005	Fiscal 2004	Dollar Increase (decrease)	Percent Increase (decrease)
Schools open before June 30, 2003	$161,582	$155,828	$5,754	3.7%
Schools opened in Fiscal 2004	844	600	244	40.7
New schools opened in Fiscal 2005	1,778	—	1,778	n/a
Four extra days	—	1,933	(1,933)	100.0

	$164,204	$158,361	$5,843	3.7%

Revenue for schools opened before June 30, 2003 increased approximately $5,754,000 or 3.7% in Fiscal 2005 as compared to the same number of days in the prior fiscal year. The revenue increases for schools opened prior to June 30, 2003 were due primarily to increases in average tuition of approximately 3.3% and a slight increase in average enrollments.

Schools that opened in Fiscal 2004 had an increase in revenue of approximately $244,000 versus the comparable period in Fiscal 2005 due to normal ramp-up in enrollment for newer schools and the annual tuition increase of approximately 3.3%.

The two new schools opened in Fiscal 2005 added revenue of approximately $1,778,000.

Included in Fiscal 2004 are four extra days which accounted for approximately $1,933,000 of additional revenue in the 2004 period. Without the four extra days the variance would have been approximately $7,776,000 or 5.0% versus the $5,843,000 or 3.7% described above.

Revenue trends

Comparable private pay schools net revenue increased approximately 4.0%, calculated on the same number of days, for the fifty-two week period ended July 2, 2005 over the same number of days ended July 3, 2004.

Comparable private pay schools gross tuition revenue increased 3.9%, calculated on the same number of days, for the fifty-two week period ended July 2, 2005 over the same number of days ended July 3, 2004. Gross tuition revenue represented approximately 93.9% of total net revenue for fiscal 2005. The remaining net revenue primarily consists of ancillary offset by tuition discounts.

Management believes it is an industry practice to increase tuition annually and that industry norms in recent years have been increases in approximately a 3% to 5% range. Management believes this will continue to be industry practice.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable primarily effected by rate increases, staffing ratios and enrollment changes. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are incurred in the early years of a schools life which are leveraged in future years as enrollments ramp up.

For Fiscal 2005, personnel cost increased approximately $1,513,000 or approximately 2.0% as compared to Fiscal 2004. Personnel cost decreased to approximately 47.0% of revenues for Fiscal 2005 from approximately 47.8% of revenue for Fiscal 2004. Personnel cost improved as a percent of revenue as revenue increases outpaced wage and benefit cost increases in total.

Total wage, payroll tax and vacation cost increases accounted for approximately $1,155,000 and amounted to approximately 1.5% of the total 2.0% increase. Wage increases were primarily a result of average rate increases. Total employee benefits accounted for approximately $357,000 or 0.5% of the 2.0% increase. Employee benefits, primarily healthcare, increased approximately 10.4% for Fiscal 2005 as compared to Fiscal 2004.

Included in Fiscal 2004 are four extra days which accounted for approximately $989,000 of the personnel cost in the period. Without the four extra days the variance would have been approximately $2,502,000 or 3.3% versus the approximately $1,513,000 or 2.0% described above.

School operating costs

School operating costs primarily include maintenance, food, supplies, utilities, transportation, school level marketing spending and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools a base level of costs are incurred in the early years of a schools life which are leveraged in future years as enrollments ramp up.

Management has undertaken specific initiatives discussed below in regard to certain costs in this category. These initiatives have been to both improve operations and increase control in operating activities.

For Fiscal 2005, school operating costs increased approximately $968,000 or 4.2% versus Fiscal 2004. School operating cost increased to 14.6% of revenue for Fiscal 2005 from 14.4% of revenue for Fiscal 2004.

Total program expense cost increased approximately $229,000 or approximately 90.0% primarily a result of implementing a new Spanish language curriculum which accounted for approximately $140,000 of the increase. Total school janitorial service cost increased approximately $300,000 or approximately, 7.9%; upgraded services accounted for approximately $150,000 of the increase and two new schools opened in fiscal 2005 added approximately $71,000 of the increase. Total teaching supplies cost increased approximately $94,000 or approximately 6.3% as management funded improved teacher access to classroom materials to enhance student learning experiences.

Total bad debt costs increased approximately $98,000 or approximately 32.4% primarily related to management efforts to tighten collection practices in certain schools and certain school closings. Operations marketing costs decreased by approximately $101,000 or approximately 19.1% as management consolidated marketing initiatives from the school level to the district and regional level and shifted these expenses into Regional Marketing which appears in the Rent and other category discussed below.

Total transportation costs increased approximately $93,000 or 15.2% due primarily to higher costs of fuel. Total food costs increased approximately $217,000 which is primarily a result of an increase of approximately $69,000 in North Carolina as the state reduced reimbursement and changed qualification guidelines and approximately $65,000 of this increase is related to the opening of two new schools fiscal 2005.

Management believes it will continue to focus its efforts on improved school operations and control. Investment in school operations is critical to maintaining sound operation and education practices which attract students and their families. This may lead to additional increases in this category of costs, beyond increases related to enrollment, in the future as these initiatives are undertaken.

Rent and other

Rent and other costs primarily include property rent and property taxes, insurance including workmen’s compensation and property, depreciation and amortization, regional marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives or a ramp up in school openings.

For Fiscal 2005, rent and other increased approximately $2,120,000 or approximately 5.4% versus Fiscal 2004. Rent and other increased to approximately 25.2% of revenue for Fiscal 2005 from approximately 24.8% of revenue for Fiscal 2004.

Total occupancy related costs increased approximately $1,096,000 or approximately 3.9% due primarily to rents on two new schools opened in Fiscal 2005 of approximately $276,000, property tax increases of approximately $158,000 and the balance of the increase is primarily related to contractual rent increases driven by the Consumer Price Index (CPI) or certain lease renewals or extensions.

Total insurance cost increased approximately $621,000 or approximately 27.5% primarily due to workman’s compensation adjustments related to audits of workman’s compensation policies from fiscal years 2003 and 2004 of approximately $187,000 and an approximately $332,000 increase in workman’s compensation rates based on prior years workman’s compensation claims performance. Management believes that the more visible monitoring of workman’s compensation claims activity it has implemented could reduce the rate of future increases in or improve future workman’s compensation rates.

Total depreciation and amortization increased approximately $275,000 or approximately 3.6% primarily due to a reduction in estimated useful lives of certain curriculum related assets which accounted for approximately

$329,000, additional depreciation expense of approximately $127,000 related to the three schools no longer classified as held for sale offset by a decrease in non-compete amortization of approximately $168,000 as non-compete agreements related to purchase of certain schools came to an end.

Total centralized marketing costs increased approximately $245,000 or approximately 13.8% primarily due to management directed initiatives to more centrally control marketing spending (which reduced spending in school operating costs as discussed above).

Total vehicle and equipment rent decreased approximately $152,000 or approximately 12.5% primarily due to a reduction in costs of leasing copiers and personal computers for the schools.

Gross profit

Gross profit for Fiscal 2005 increased approximately $1,242,000 or approximately 6.1% to approximately $21,756,000 from approximately $20,514,000 for Fiscal 2004. Gross profit was approximately 13.2% of revenue for Fiscal 2005 and approximately 13.0% of revenue for Fiscal 2004. The change in gross profit for Fiscal 2005 as compared to the same period in the prior year, is as follows (dollars in thousands)

	Fiscal 2005	Fiscal 2004	Dollar Increase (decrease)	Percent Increase (decrease)
Schools open before June 30, 2003	$22,336	$20,391	$1,945	9.5%
Schools opened in Fiscal 2004	(165)	(295)	130	44.1
New schools opened in Fiscal 2005	(415)	(150)	(265)	(176.7)
Four extra days	—	568	(568)	100.0

	$21,756	$20,514	$1,242	6.1%

Gross profit from schools opened before June 30, 2003 increased approximately $1,945,000 or approximately 9.5% in Fiscal 2005 versus Fiscal 2004. Gross profit as a percentage of applicable revenue for these schools increased to approximately 13.8% for Fiscal 2005 from approximately 13.1% for Fiscal 2004. This increase in gross profit as a percentage of applicable revenue is due primarily to tuition increases of approximately 3.3%, additional average enrollment increases and more efficient school labor management offset by wage increases and other expense changes discussed in the respective sections above.

Schools that opened in Fiscal 2004 had a reduction in gross losses of approximately $130,000, as compared to the same period in the prior year, primarily due to normal ramp-up in enrollment for schools in their second year of operations and tuition increases.

New schools opened in Fiscal 2005 had losses of approximately $415,000 in Fiscal 2005 and approximately $150,000 in Fiscal 2004 (pre-opening costs), primarily due to low enrollments associated with new schools as they enter the normal new school enrollment ramp-up period. Pre-opening expenses for these schools was approximately $150,000 in Fiscal 2004 and approximately $144,000 in Fiscal 2005.

The four extra days provided Fiscal 2004 with additional gross profit of approximately $568,000, as compared to Fiscal 2005.

Goodwill and other asset impairment

Goodwill and other asset impairment in Fiscal 2005 decreased approximately $3,152,000 from approximately $3,368,000 in Fiscal 2004. The decrease was due to the fact that the Company’s test for goodwill did not require any impairment and asset impairments for Fiscal 2005 were $216,000, while the test for goodwill and asset impairment in Fiscal 2004 required the above noted impairment. Fiscal 2004 impairment is discussed further in the Fiscal 2004/2003 comparative section under “goodwill and other asset impairment”.

Asset impairments for Fiscal 2005 of $216,000 reflects management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by certain assets that are less than the carrying value of the assets. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. The loss was measured as the excess of the carrying amount of the asset over the fair value of the assets, primarily leasehold improvements and furniture and equipment. Such estimates required the use of judgments and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

General and administrative expenses

General and administrative expenses for Fiscal 2005 increased approximately $292,000 or approximately 2.0% to approximately $14,548,000 from approximately $14,256,000 for Fiscal 2004.

The increase in general and administrative expenses for Fiscal 2005 was due primarily to a $1,500,000 valuation allowance related to the doubtful collection of the note receivable from Total Education Solutions, Inc. (TES). During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. During the third quarter of Fiscal 2005, the Company continued to evaluate the financial condition of TES through TES’ required quarterly reporting, forecast of future performance and discussions with TES management. TES’ performance and outlook suffered additional deterioration during the third quarter of Fiscal 2005. Based on the subordinated position the Company is in relative to TES’ senior lender, the review of TES’ actual results and 3 year projection, the Company concluded that the collection of the TES debt is doubtful. Based on this, the Company, reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense. TES has received notice of default from its senior lender and is currently negotiating an extension of its senior debt.

This increase was offset by an approximately $1,500,000 charge in the first quarter of Fiscal 2004 related to the present value of the future payments to be made with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two executives of approximately $210,000. Cash payments related to the consulting agreements and health insurance coverage is approximately $320,000 each fiscal year.

Total management bonus for Fiscal 2005 increased approximately $720,000, primarily a result of Fiscal 2005 performance which resulted in an increase in executive bonus payments of approximately $670,000. The executive bonus plan included approximately 18 participants for Fiscal 2005 versus six participants for Fiscal 2004. Total professional fees increased approximately $342,000 primarily due to investment in consulting support for the Company’s strategic plan development and increase legal and accounting fees related to regulatory compliance and corporate governance. In addition, the Company incurred increased legal fees to support one of the charter schools for which the Company performs services.

Total travel expense decreased approximately $161,000 primarily a result of reduced travel versus Fiscal 2004. Total telephone expense decreased approximately $384,000 primarily due to settlement of a dispute with a telecommunications vendor. During Fiscal 2004 the Company, based on the receipt of an invoice for services rendered during the prior four years, expensed and reserved approximately $234,000 for those services based on the invoiced amount. During Fiscal 2005 the Company settled with the vendor for approximately $71,000 and reversed the remaining approximately $163,000 of the reserve.

Total management fees decreased approximately $259,000 primarily due to an approximately $152,000 reduction in outside consulting incurred in Fiscal 2004 for the services of a temporary Chief Financial Officer and approximately $106,000 paid on a consulting agreement with the former owner of schools the Company acquired prior to Fiscal 2004.

Operating Income

As a result of the factors mentioned above, operating income increased approximately $4,102,000 or approximately 141.9% to approximately $6,992,000 for Fiscal 2005 from approximately $2,890,000 for Fiscal 2004. Operating income increased in Fiscal 2005 to approximately 4.3% of revenue from approximately 1.8% in Fiscal 2004.

Interest expense

Interest expense decreased $940,000 or 25.9% to $2,692,000 for Fiscal 2005 from $3,632,000 for Fiscal 2004. The decrease in interest expense is related primarily to the reduction in amounts outstanding under the Company’s senior bank credit facility and fees incurred in Fiscal 2004 related to amendments to the Company’s prior credit agreement with Fleet Bank.

Income tax expense (benefit)

Income tax expense for Fiscal 2005 was $1,677,000 as compared to $257,000 for Fiscal 2004. The Company’s effective tax rate Fiscal 2005 was 37.4%. The income tax expense for Fiscal 2004 is greater than the combined statutory income tax rate of 38% due to the non-deductibility of a portion of the goodwill that was impaired in Fiscal 2004. Goodwill associated with the acquisition of the stock of a Company that is written-down is not deductible for tax purposes. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and tax non-deductible expenses and credits.

At July 2, 2005 and July 3, 2004, the Company had deferred tax assets totaling $4,412,000 and $5,415,000, respectively. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Discontinued operations

The operating results for discontinued operations in the statements of operations for the periods presented, net of tax is as follows (dollars in thousands):

	Fiscal 2005	Fiscal 2004
Revenues	$384	$5,432
Cost of services	1,131	7,714

Gross (loss)	(747)	(2,282)
Goodwill and intangible impairment	—	(1,052)
Write down of property and equipment	—	(1,379)
Accrual for future lease obligations	277	(3,556)

Loss from discontinued operations before income tax benefit	(470)	(8,269)
Income tax benefit	(179)	(3,142)

Loss from discontinued operations	$(291)	$(5,127)

During Fiscal 2004 discontinued operations consisted of twenty schools and one undeveloped property held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004, six ceased operations in Fiscal 2003 and five were held for sale.

Of the fifteen closed schools which the Company had ceased operations and closed, seven were subleased, six were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. Of the six vacant schools, one vacant school, owned by the Company, was sold and one vacant school reached the end of its lease term during the first quarter of Fiscal 2005. The remaining four continue to be accounted for as discontinued operations as of July 2, 2005.

Starting Fiscal 2005 discontinued operations consisted of eighteen schools and one undeveloped property held for sale. Of the eighteen schools seven were subleased, six were vacant and five held for sale. The undeveloped property was sold during the second quarter of Fiscal 2005 (see discussion below). Of the six vacant, one owned by the Company was sold in the first quarter of Fiscal 2005 (see discussion below), two were returned to the respective landlords and the Company has no further obligations under these leases and three remain vacant at the end of Fiscal 2005.

Of the two schools returned to the respective landlords, one was returned in September 2004 at the end of its natural lease term, there was no impact to the accrued lease reserve for this school. One school was returned to the landlord prior to the end of the lease term and the Company was released from any future obligation for this school which resulted in a recapture of the discounted future lease payments which that were reserved during Fiscal 2004. The amount of the recapture related to this school was approximately $337,000 in the fourth quarter of Fiscal 2005. In addition, the Company during the fourth quarter of Fiscal 2005 reached agreement with the landlord of one of the vacant properties on the buyout amount required if the landlord were able to sell the property to a third party. The transaction, if it occurs, will relieve the Company of any future obligation. The amount of the buyout, if the transaction occurs would be approximately $450,000. The result of this agreement was to increase the related reserve for future lease payments in the amount of approximately $60,000 in Fiscal 2005. The net of these reserve adjustments is included in accrual for future lease obligations.

On August 27, 2004, the Company completed the sale of a closed school with a book value of approximately $909,000. The net proceeds from the sale of this property were approximately $1,131,000 and the Company recorded a gain on the sale of approximately $214,000 in the first quarter of Fiscal 2005. This gain is included in cost of services for discontinued operations.

On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable were approximately $278,000 and the Company recorded a gain on the sale of its ownership interest of approximately $29,000 in the first quarter of Fiscal 2005. This gain is included in cost of services for discontinued operations.

On December 8, 2004, the Company completed the sale of an undeveloped property with a book value of approximately $1,106,000. The net proceeds from the sale of this property were approximately $1,020,000 and the Company recorded a loss on the sale of approximately $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt. This loss is included in cost of services for discontinued operations.

Of the five held for sale (operating) schools included in discontinued operations at the start of Fiscal 2005, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company no longer holds any schools for sale.

Starting Fiscal 2006 discontinued operations consist of ten schools, seven subleased and three vacant.

Net Income (Loss)

As a result of the above factors, the Company’s net income was approximately $2,516,000 for Fiscal 2005 as compared to a net loss of approximately ($6,081,000) for Fiscal 2004.

Fiscal 2004 compared to Fiscal Year ended June 30, 2003 (“Fiscal 2003”)

At July 3, 2004, the Company operated 149 schools in 13 states. During Fiscal 2004, the Company opened one pre-elementary school and closed nine schools which are included in discontinued operations. In addition, the Company added one new charter school management contract. All comparisons and results discussed have been reclassified for certain changes in Fiscal 2005 related to discontinued operations.

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2004 and Fiscal 2003 (dollars in thousands)

	Fiscal 2004	Percent of Revenues	Fiscal 2003	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
Revenues	$158,361	100.0%	$149,753	100.0%	$8,608	5.7%

Personnel costs	75,700	47.8	71,654	47.8	4,046	5.6
School operating costs	22,949	14.4	21,582	14.4	1,367	6.3
Rent and other	39,198	24.8	37,814	25.3	1,384	3.7

Cost of services	137,847	87.0	131,050	87.5	6,797	5.2

Gross profit	20,514	13.0	18,703	12.5	1,811	9.7
Goodwill and other asset impairment	3,368	2.2	8,715	5.8	(5,347)	(61.4)
Transaction related costs	—	—	1,168	0.8	(1,168)	(100.0)
General and administrative expenses	14,256	9.0	13,885	9.3	371	2.7

Operating income	$2,890	1.8%	$(5,065)	(3.4)%	$7,955	157.1%

Revenues

Revenues from continuing operations for Fiscal 2004 increased approximately $8,608,000 or 5.7% to $158,361,000 from $149,753,000 for Fiscal 2003. The increase in revenues is primarily attributable to tuition increases, a full year of operations for schools opened in Fiscal 2003, the effect of the change in fiscal period end and the opening of one new school and one charter school management contract in Fiscal 2004. The revenue increase for Fiscal 2004 as compared to Fiscal 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Dollar Increase (decrease)	Percent Increase (decrease)
Schools open before June 30, 2002	$148,579	$144,489	$4,090	2.8%
Schools opened in Fiscal 2003	7,249	4,679	2,570	54.9
New schools and programs in Fiscal 2004	600	—	600	n/a
Period end variance	1,933	496	1,437	289.7
Closed schools	—	89	(89)	(100.0)

	$158,361	$149,753	$8,608	5.7%

Revenues for schools opened before June 30, 2002 increased $4,090,000 in Fiscal 2004 compared to Fiscal 2003. This increase was due to tuition increases, offset by a decrease in enrollment and/or shift from full time attendance to part time enrollment in certain pre-elementary and elementary schools. The decrease in enrollment was due to economic conditions that are forcing parents to consider pre-elementary school and elementary school alternatives such as fewer days in attendance in the Company’s pre-elementary schools and public school alternatives for elementary schools. The schools that opened in Fiscal 2003 had an increase in revenues of $2,570,000 due to normal ramp up in enrollment for newer schools and an annual tuition increase. The new school and other programs opened in Fiscal 2004 had revenues of $600,000. The change in the fiscal year end resulted in a net four additional days for Fiscal 2004 or additional revenues of $1,933,000.

School Operating Profit

School operating profit from continuing operations in Fiscal 2004 increased $1,811,000 or 9.7% to $20,514,000 from $18,703,000 for Fiscal 2003. Total school operating profit as a percentage of revenue increased from 12.5% for Fiscal 2003 to 13.0% for Fiscal 2004. The increase in school operating profit for Fiscal 2004 as compared to Fiscal 2003 is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Dollar Increase (decrease)	Percent Increase (decrease)
Schools open before June 30, 2002	$20,909	$20,221	$688	3.4%
Schools opened in Fiscal 2003	(518)	(1,656)	1,138	68.7
New schools in Fiscal 2004	(295)	(23)	(272)	(1,182.6)
Period end variance	568	241	327	135.7
Preopening cost for Fiscal 2005 schools	(150)	—	(150)	nm
Closed schools	—	(80)	80	(100.0)

	$20,514	$18,703	$1,811	9.7%

Operating profit from schools opened before June 30, 2002 increased $688,000 in Fiscal 2004 compared to Fiscal 2003. School operating profit as a percentage of applicable revenue for these schools increased to 14.1% in Fiscal 2004 from 14.0% in Fiscal 2003.

The new schools that opened in Fiscal 2003 had increases in school operating profit of $1,138,000 due in part to normal ramp up in enrollment for schools in their second year of operations as well as an increase in tuition. New schools and programs opened in Fiscal 2004 had first year losses of $295,000 due in part to the lower enrollment new schools as they enter the normal enrollment ramp up period. Losses in Fiscal 2003 for schools opened in Fiscal 2004 are related to pre-opening expenses incurred prior to the opening of a school. Fiscal 2004 pre-opening expense for the two new schools that will open at the beginning of Fiscal 2005 was $150,000.

Goodwill and Other Intangible Impairment

During the fourth quarter of Fiscal 2004, the Company performed its annual impairment test as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company estimated fair values as of July 3, 2004 for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge. The level one impairment test as required under SFAS 142 as of July 3, 2004 indicated the impairment existed in the Company’s reporting units. The results of the Company’s level one test were reviewed by an independent consultant. Based on the consultant’s independent valuation and completion of the level two analysis, the Company recorded an impairment loss in Fiscal 2004 related to the reporting units of $2,273,000 as a result of continuing deteriorating operating performance. The Company also incurred a goodwill impairment charge of $1,053,000 directly related to a school closure. This impairment is included in discontinued operations.

In addition, the Company recorded an asset impairment charge of $1,095,000 related to the tangible assets at underperforming schools. This impairment charge was to record the asset to its fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and included in continuing operations.

During Fiscal 2003, the Company recorded impairment charges related to its goodwill and other intangibles totaling $8,715,000. The charges were comprised of $7,700,000 in goodwill impairment and $1,015,000 in other intangibles impairment. During Fiscal 2003, the Company performed two impairment tests, one in December 2002 and the second in June 2003, as required by SFAS 142. The level one impairment test for Fiscal 2003 indicated impairment existed in the Company’s reporting units as a result of deteriorating operating performance. The Company recorded an impairment loss related to the reporting units of $7,700,000 in total for Fiscal 2003. The $1,015,000 related to the intangible assets of The Activities Club, a school products Company owned by the Company. This impairment charge was to record the asset to its fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Asset impairments for Fiscal 2004 and Fiscal 2003 of $1,095,000 and $1,015,000, respectively, reflects management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the assets that are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. The loss was measured as the excess of the carrying amount of the asset over the fair value of the assets, primarily leasehold improvements and furniture and equipment in Fiscal 2005 and the intangible assets of The Activities Cub in Fiscal 2003. Such estimates required the use of judgments and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

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

During Fiscal 2004, the Company re-evaluated the note receivable with TES. Based on the above factors and improved operating performance of TES, the Company concluded that the valuation allowance of $1,000,000 is still appropriate. During the third quarter of Fiscal 2005, the Company continued to evaluate the financial condition of TES through TES’ required quarterly reporting, forecast of future performance and discussions with TES management. TES’ performance and outlook suffered additional deterioration during the third quarter of Fiscal 2005. Based on the subordinated position the Company is in relative to TES’ senior lender, the review of TES’ actual results and 3 year projection, the Company concluded that the collection of the TES debt is doubtful. Based on this, the Company reserved the remainder of the TES note of $1,500,000 in Fiscal 2005.

Operating Income

Primarily as a result of the factors mentioned above, operating income was $2,890,000 in Fiscal 2004 and an operating loss in Fiscal 2003 of $5,065,000.

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

Income Tax (Benefit) Expense

Income tax expense totaled $257,000 for Fiscal 2004 as compared to income tax benefit of $2,193,000 for Fiscal 2003. The income tax benefit for Fiscal 2004 and Fiscal 2003 is less than the combined statutory income tax rate of 38% due to the non-deductibility of a portion of the goodwill that was impaired. Goodwill associated with the acquisition of the stock of a Company that is written-down is not deductible for tax purposes.

Losses From Discontinued Operations

Losses from discontinued operations, net of income tax benefit, were $5,127,000 in Fiscal 2004 and $5,111,000 in Fiscal 2003.

The Company has an on going plan to develop exit strategies for schools identified as under-performing and/or which do not fit with the Company’s business or geographic strategies. Discontinued operations during Fiscal 2004 consisted of twenty schools and one undeveloped property which is held for sale. Of the twenty schools, nine ceased operations in fiscal 2004 (eight in the fourth quarter of Fiscal 2004) and six ceased operations and five were placed as held for sale in Fiscal 2003.

The twenty schools consist of fifteen closed schools and five operating (held for sale) schools. Of the fifteen closed schools, seven were subleased, six were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. One vacant school owned by the Company was sold subsequent to the end of Fiscal 2004.

Of the five held for sale (operating) schools included in discontinued operations at the start of Fiscal 2005, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the

Company determined the four schools would no longer be held for sale and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company no longer holds any schools for sale and the results of operations and the four remaining schools are classified in continuing operations for Fiscal 2004 and 2003.

In Fiscal 2004 and Fiscal 2003, the Company recorded charges of $3,556,000 and $1,996,000, respectively, for future lease obligations included in discontinued operations. These charges include accruals for future lease obligations related to the seven subleased, five vacant and one lease terminated schools. This charge was calculated using the discounted present values of future lease payments, net of estimated future sublease amounts and time to potential sale by landlord (which would eliminate the Company’s future rent and related obligations).

The operating results for these schools are classified as discontinued operations in the statements of operations for all Fiscal 2004 and Fiscal 2003, net of tax. A summary of discontinued operations is as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003
Revenues	$5,432	$11,851
Cost of services	7,714	14,481

Gross loss	(2,282)	(2,630)
Goodwill and intangible impairment	(1,052)	(710)
Write down of property and equipment	(1,379)	(2,907)
Accrual for future lease obligations	(3,556)	(1,996)

Loss from discontinued operations before income tax benefit	(8,269)	(8,243)
Income tax benefit	(3,142)	(3,132)

Loss from discontinued operations	$(5,127)	$(5,111)

Net (Loss) Income

As a result of the above factors, the net loss decreased $5,453,000 from $11,534,000 in Fiscal 2003 to $6,081,000 in Fiscal 2004.

Liquidity and Capital Resources

Senior and Senior Subordinated Debt Changes

On February 20, 2004 the Company entered into a $22,995,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provides for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 revolving credit commitment (the “Revolving Credit Commitment”). Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restated Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Revolving Credit Commitment is scheduled to terminate on February 15, 2009. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of stock of the Company’s subsidiaries and liens on real and personal property. In addition, the Credit Agreement is secured by liens on all real property owned by the Company. At July 3, 2004, the Company had $14,495,000 outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Commitment.

During fiscal 2004 and fiscal 2005 the Company entered into four amendments to its Credit Agreement as follows:

Fiscal 2004

Amendment No. 1: April 2004—To modify the definition of Capital Expenditures to extend the period of time the Company had to sell a certain property, extend the period of time permitted to refinance a certain capital lease and permit the Company to change the end of its fiscal periods.

Fiscal 2005

Amendment No. 2: February 2005—To place certain encumbrances on the Revolving Credit Commitment

Amendment No. 3: April 2005—To reverse the encumbrance on the Revolving Credit Commitment placed by amendment 2 above and permits certain exclusions from defined EBITDA.

Amendment No. 4: June 2005—To readvance $4,700,000 of the Term Loan in connection with retirement of the senior subordinated Notes, increase the Revolving Credit Commitment to $10,000,000, increase permitted letter of credits to $3,500,000, reduce Term Loan and Revolving Credit Commitment pricing, permit payment of dividends on certain preferred stock in cash rather than in kind, modify certain covenants based on the change in capital structure from the retirement of the Notes and make certain other changes in definitions.

With respect to the Term Loan, during fiscal 2005 the Company made scheduled payments in the amount of $2,000,000. In addition the Company made non-scheduled payments of $2,195,000 from the proceeds of the sale of two properties, one ownership interest in another property and from cash generated from operations. As of June 2, 2005 the Term Loan outstanding was $10,300,000.

On February 20, 2004 the Company issued a $5,000,000 senior subordinated note to Blesbok LLC and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (the “Notes”) to retire the previously outstanding $10,000,000 senior subordinated note to Allied Capital Corporation. The Notes were due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments (without penalty) on the Notes, in whole or in part, after February 20, 2005.

On June 3, 2005 the Company retired its $10,000,000 Notes with $5,300,000 of cash from operations and $4,700,000 from a readvance under its existing Term Loan described in amendment four above. As of July 2, 2005 the outstanding balance of the Term Loan was $15,000,000 and no amounts were outstanding under the Revolving Credit Commitment. As of September 12, 2005 the outstanding balance of the Term Loan was $14,500,000

The Credit Agreement bears interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. For the Term Loan; the applicable rate is (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 2.50% to 3.00%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 1.00% to 1.50%. For the $10,000,000 Revolving Credit Commitment loans the applicable rate is (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 2.25% to 2.75%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 0.75% to 1.25%. At July 2, 2005, the weighted average interest rate on the Credit Agreement was 8.23%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 2.25% to 2.75%. Under the Credit Agreement, the Company may issue up to $3,500,000 in letters of credit. Any amounts outstanding reduces amounts available under the Revolving Credit Commitment. At July 2, 2005, the Company had approximately $1,710,000 committed under outstanding letters of credit. At July 2, 2005, the letter of credit fee was 2.75%.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed certain leverage ratios. At July 2, 2005 the Company was in compliance with all required covenants under the Credit Agreement.

In connection with the issuance of the Credit Agreement entered into on February 20, 2004, the Company incurred $1,364,000 of cost related to legal, investment banking and commitment fees. In addition, during fiscal 2005, the Company expensed $28,000 of unamortized debt fees related to the retirement of the senior subordinated Notes.

Preferred Stock Conversion

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

Sale of Properties and Ownership Interest

On August 27, 2004, the Company completed the sale of a closed facility in Northfield, New Jersey with a book value of $909,000. The net proceeds from the sale of this property were $1,131,000 and the Company recorded a gain on the sale of $214,000 in the first quarter of Fiscal 2005. The net proceeds were used to pay down the Company’s Term Loan.

On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable was $278,000 and the Company recorded a gain on the sale of its ownership interest of $29,000 in the first quarter of Fiscal 2005. The net proceeds were used to pay down the Company’s Term Loan.

On December 8, 2004, the Company completed the sale of undeveloped property in Atlanta, Georgia with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale were used to pay down the Company’s Term Loan.

As a result of these events, regularly scheduled repayments and the readvance of $4,700,000 for the retirement of the senior subordinated Notes, the total amount outstanding under the Company’s senior credit facility was $14,500,000 at September 9, 2005 as compared to $15,000,000 at July 2, 2005 and $14,495,000 at July 3, 2004, as shown below (dollars in thousands):

	September 9 2005	July 2, 2005	July 3, 2004
Term Loan Facility	$14,500	$15,000	$14,495
Revolving Credit Facility	—	—	—

	$14,500	$15,000	$14,495

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations, sale of properties and ownership interest and amounts available under its Revolving Credit Commitment. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools. The Company evaluates opportunities from time to time to sell properties to third parties. At July 2, 2005 and September 9, 2005, there were no amounts outstanding under the Revolving Credit Commitment and there was $1,709,709 outstanding for letters of credit. The total unused portion of the Revolving Credit Commitment, after allowance for the letters of credit, at July 2, 2005 was $8,290,291. The Company’s loan covenants under its Credit Agreement limit the amount of senior debt borrowings. At July 2, 2005, additional borrowings available under the Credit Agreement were $4,267,000.

Net cash flow provided by operating activities for Fiscal 2005, 2004 and 2003 were $12,389,000, $11,056,000 and $7,807,000, respectively. The $1,333,000 increase in Fiscal 2005 as compared to Fiscal 2004 was primarily due to an increase in gross profit of $1,242,000 and an increase of $413,000 provided by changes in working capital. The $3,249,000 increase in Fiscal 2004 as compared to Fiscal 2003 was primarily due to an increase in gross profit of $1,811,000 and a reduction in transaction related fees of $1,168,000 that were incurred in Fiscal 2003.

Total cash and cash equivalents increased by $209,000 from $2,716,000 at July 3, 2004 to $2,925,000 at July 2, 2005. The increase was primarily related to cash provided by operations of $12,389,000 and $2,168,000 in proceeds from the sale of two properties and one ownership interest in another property. This increase was offset by $4,533,000 in capital expenditures, net repayments on senior and subordinated debt of $9,875,000 and a decrease in cash overdraft of $319,000.

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. The Company’s contractual obligations and commercial commitments at July 2, 2005 were as follows: (dollars in thousands)

	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
Long Term Debt Obligations	$15,000	$2,000	$2,000	$2,000	$9,000	$—	$—
Operating Lease Commitments	215,185	29,980	27,798	25,678	23,235	21,906	86,588
Swap Agreement	76	76	—	—	—	—	—
Letter Of Credit Commitments	1,710	1,710	—	—	—	—	—
Non-Compete and Consulting Obligations	1,050	450	300	300	—	—	—

	$233,021	$34,216	$30,098	$27,978	$32,235	$21,906	$86,588

The Company’s most significant commitments are operating leases which are primarily its real estate leases for its private pay schools.

During fiscal 2004 and 2003 the Company closed schools for which it continues to have cash obligations under lease agreements with third party landlords. The Company attempts to mitigate these cash payment obligations by subleasing the locations to third parties. The Company has cash risk for the future real estate leases for closed schools for which it does not have third party sublease coverage or where third party sublease coverage on any specific sublease may not equal the total cash obligation under the lease agreement for that property.

The table below provides the amounts for the Company’s operating lease commitments and subleases and the potential future period effected (dollars in thousands).

	Continuing Operations		Discontinued Operations
Fiscal Year	Vehicle and Copier Leases	Private Pay and Charter School Real Estate Leases	Closed Location Real Estate Leases	Total Operating Lease Commitments	Closed Location Cash Sublease Amounts Due to the Company	Net Uncovered Cash On Closed School Lease Commitments
2006	$1,273	$25,880	$2,827	$29,980	$1,993	$834
2007	1,024	24,329	2,445	27,798	1,604	841
2008	619	22,614	2,445	25,678	1,574	871
2009	165	20,619	2,451	23,235	767	1,684
2010	81	19,386	2,439	21,906	710	1,729
2011 and thereafter	30	76,649	9,909	86,588	1,595	8,314

Total	$3,192	$189,477	$22,516	$215,185	$8,243	$14,273

Charter school lease commitments total $1,204,000 of which 100% are covered by sublease contracts between the Company and the charter schools to which the Company provides management services.

Net uncovered cash on closed school lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying leases from third party sub-tenants or assignee. The amount is the net of closed school lease commitments less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed school lease commitments could change if sublessors default under their sublease with the Company or if the Company is successful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school leases commitments extend beyond the term of the current subleases on those properties.

The Company also has the risk of future effects on the statement of operations for the closed location real estate leases to the extent they are not mitigated by lease reserves provided for under SFAS 144 or future sublease receipts. The table below shows the Company’s commitments for leases on closed locations, sublease amounts due the Company on those locations, the reserves recorded for the closed location leases and the potential future expense effect on the statement of operations (dollars in thousands).

Fiscal Year	Closed Location Real Estate Lease Commitments	Closed Location Cash Sublease Amounts Due to the Company	Closed Location Real Estate Lease Reserves	Potential Future Statement of Operations Effect
2006	$2,827	$1,993	$611	$223
2007	2,445	1,604	484	357
2008	2,445	1,574	263	608
2009	2,451	767	237	1,447
2010	2,439	710	226	1,503
2011 and thereafter	9,909	1,595	1,164	7,150

Total	$22,516	$8,243	$2,985	$11,288

Capital Expenditures

During Fiscal 2005, the Company opened one pre-elementary school and one elementary school. Both schools were build to suit arrangements in which the landlord provided substantially all of the leasehold related funding. Capital expenditures for new school development include school equipment furniture and fixtures and curricula purchased by the Company for the operations of the school. The capital expenditure funds to open these schools were provided by cash flow from operations. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2005, this limitation was $6,500,000.

In April 2001, the Company entered into a lease agreement to lease and open a school in the Atlanta, Georgia area by October 1, 2003. The Company decided not to pursue the development of this school however, the Company was contractually required to purchase the property (including interest and development cost) and did so in October 2003 for approximately $1,860,000. In December 2004, the Company completed the sale of this undeveloped property with a book value of $1,106,000. The net proceeds from the sale of this property were $1,020,000 and the Company recorded a loss on the sale of $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale were used to pay down the Company’s Term Loan.

Capital expenditures are as follows: (dollars in thousands):

	Fiscal Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
New school development	$409	$218	$1,593
Renovations and equipment purchases	3,293	3,819	2,844
Land purchase	—	1,106	—
Corporate and information systems	831	569	295

	$4,533	$5,712	$4,732

Insurance

Companies involved in the education and care of children may not be able to obtain insurance for the totality of risks inherent in their operations. In particular, general liability coverage can have insurance sub-limits per claim for child abuse. The Company believes it has adequate insurance coverage at this time. There can be no assurance that in future years the Company will not become subject to lower limits or substantial increases in insurance premiums.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections” which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate a material effect upon the adoption of this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Shared-Based Payment”. SFAS 123R supersedes Accounting Principals Board Opinion 25 and requires the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its next fiscal year that begins after June 15, 2005. The Company is currently evaluating a plan of implementation and we estimate stock option expense for fiscal 2006 to be between $300,000 and $600,000. Net income after tax impact effect is estimated between $200,000 and $400,000 and fully diluted earnings per share, assuming the Company is profitable enough to report fully diluted earnings per share effect is estimated to be between $0.02 and $0.4 per share.

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

Revenue Recognition

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other income is primarily comprised of supplemental fees from summer programs or camps and field trips. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as deferred revenue. The Company does not receive payments for services that extend beyond the current operating cycle. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

The Company provides its services to the parents and guardians of the children attending its schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and as a result, the Company is not dependent on economic conditions in one demographic area or market.

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

During Fiscal 2005 and Fiscal 2004, impairment charges of $216,000 and $1,095,000, respectively, included in continuing operations were recorded with respect to certain underperforming schools. In Fiscal 2003, the Company incurred impairment charges of $2,907,000 included in discontinued operations and $1,015,000 included in continuing operations.

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

During the fourth quarter of Fiscal 2005, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2005 indicated that no impairment existed for the Company’s reporting units, as such the Company did not record goodwill impairment for fiscal 2005; however, there can be no assurance that such a charge will not be recorded in 2006 or future periods.

During the fourth quarter of Fiscal 2004, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2004 indicated that impairment existed in the Company’s reporting units as a result of operating performance. The Company recorded an impairment loss related to this test of $2,273,000.

For fiscal 2003 based on goodwill impairment testing required by SFAS 142 the Company recorded total goodwill impairment of $7,700,000.

Long Term Note Receivable

The Company has a $2,500,000 note receivable pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). The TES note receivable was due May 2005 and $2,250,000 of the note receivable can be converted into 30% ownership of TES. During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES

During the third quarter of Fiscal 2005, the Company continued to evaluate the financial condition of TES through TES’s required quarterly reporting, forecast of the rest of 2005 and discussions with TES management. TES’s performance and outlook suffered additional deterioration during the third quarter of Fiscal 2005. Based on the Company’s subordinated position relative to TES’s senior lender, the review of TES’ actual results and 3 year projection, the Company concluded that the collection of the TES debt is doubtful. Based on this, NLCI, effective April 2, 2005, reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense. Subsequent to April 2, 2005, TES received notice of default from TES senior lender. TES is currently negotiating an extension of its senior debt.

The Company is also negotiating an extension the TES note receivable; the outcome of that negotiation is not currently known and may be dependent on TES’s first coming to agreement on an extension of its senior debt.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure on certain mortgages, notes payable and subordinated debt agreements aggregating $461,000 and $10,841,000 at July 2, 2005 and July 3, 2004, respectively. However, the Company does have cash flow exposure on its Credit Agreement, since the Revolving Credit Commitment and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $120,000 and $136,000 in Fiscal 2005 and Fiscal 2004, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At July 2, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,892,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at July 2, 2005 resulted in a liability of $76,000 and is included as a component of Accumulated Other Comprehensive Loss of $47,000, net of taxes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company’s independent accountants thereon, are included in this Annual Report on Form 10-K on pages F-1 through F- 32 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2005. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

All other schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K.

      The exhibits to this Annual Report on Form 10-K are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of the Annual Report on Form 10-K,

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

10.2	1986 Stock Option and Stock Grant Plan of the Registrant, as amended. (Filed as Exhibit 10(1) to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 33-1644) filed on August 12, 1987, and incorporated herein by reference.)

10.3	1988 Stock Option and Stock Grant Plan of the Registrant. (Filed as Exhibit 19 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 1988, and incorporated herein by reference.)

10.4	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.5	Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.6	Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

Exhibit Number		Description of Exhibit
10.7		Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant’s Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994, and incorporated herein by reference.)

10.8		Amendment dated February 23, 1996 to Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

10.9		Second Amendment dated as of June 17, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.10		Third Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.11		Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4A to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

10.12		Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the common stock of the Registrant. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.13		First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.14		First Amendment dated as of June 17, 2003 to First Amended and Restated Registration Rights Agreement between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.15	*	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.16	*	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.17	*	Noncompete Agreement dated as of March 11, 1997 between John R. Frock and the Registrant. (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

Exhibit Number		Description of Exhibit
10.18	*	Employment and Termination Agreement dated as of August 2001 between A.J. Clegg and the Registrant. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.19	*	Employment and Termination Agreement dated as of August 2001 between John R. Frock and the Registrant. (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.20	*	Consultant Agreement dated as of July 11, 2003 among the Registrant, A.J. Clegg and Tuscan Business Solutions, Inc. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.21	*	Consultant Agreement dated as of August 29, 2003 between the Registrant and John R. Frock. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.22		Purchase and Sale Agreement dated as of March 21, 2003 between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.23	Amendment dated July 9, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form
10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.24	Amendment dated July 24, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form
10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.25	Amendment dated August 13, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form
10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.26		Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.27	First Amendment dated as of June 17, 2003 to Series C Convertible Preferred Stock and Common Stock Warrant Purchase Agreement among the Registrant, Edison Venture Fund II, L.P. and
A.J. Clegg. (Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.28		Management Rights Letter of the Registrant dated as of June 17, 2003, issued to Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.29		Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.30		First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

Exhibit Number		Description of Exhibit
10.31		Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.32		Second Amendment dated as of September 9, 2003 to Series C Convertible Preferred Stock and Common Stock Warrant Purchase Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.33		Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.34	*	Employment Agreement dated as of July 24, 2003 between the Registrant and George Bernstein. (Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.35		Credit Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries as Guarantors, and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.36		Revolving Note, dated as of February 20, 2004 in the principal amount of $8,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.37		Term Note, dated as of February 20, 2004 in the principal amount of $15,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.38		Security Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.39		Senior Subordinated Note Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries as Guarantors, Mollusk Holdings, L.L.C. and Blesbok LLC. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.40		Senior Subordinated Note, dated as of February 20, 2004 in the principal amount of $5,000,000, payable to the order of Blesbok LLC. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.41		Senior Subordinated Note, dated as of February 20, 2004 in the principal amount of $5,000,000, payable to the order of Mollusk Holdings, L.L.C. (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.42		First Amendment to Credit Agreement dated as of April 19, 2004 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2004, and incorporated herein by reference.)

10.43		First Amendment to Senior Subordinated Note Agreement dated as of April 19, 2004 among the Registrant, Mollusk Holdings, L.L.C. and Blesbok LLC. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2004, and incorporated herein by reference.)

Exhibit Number		Description of Exhibit
10.44		Second Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated April 1, 2005, and incorporated herein by reference.)

10.45		Third Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated April 1, 2005, and incorporated herein by reference.)

10.46		Fourth Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris, N.A. (formerly Harris Trust and Savings Bank). (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2005, and incorporated herein by reference.)

10.47	*	Separation Agreement and General Release dated as of June 28, 2005 between Kathy E. Herman and the Registrant. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2005, and incorporated herein by reference).

10.48	*	Omnibus Incentive Equity Compensation Plan of the Registrant, (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124247) filed on April 22, 2005, and incorporated herein by reference.)

14		Code of Business Conduct and Ethics of the Registrant, as adopted June 3, 2004. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2004, and incorporated herein by reference.)

16.1		Letter from PricewaterhouseCoopers LLP to the SEC, dated April 1, 2003 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2003, and incorporated herein by reference.)

21		List of subsidiaries of the Registrant. (Filed herewith.)

23.1		Consent of BDO Seidman, LLP. (Filed herewith.)

31.1		Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2		Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1		Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2		Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

*	Each management contract or compensation plan required to be filed as an exhibit is identified by and asterisk (*)

(c) Financial Statement Schedules.

      Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2005	NOBEL LEARNING COMMUNITIES, INC

	By:	/s/ GEORGE H. BERNSTEIN
George H. Bernstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date
/s/ GEORGE H. BERNSTEIN George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	September 19, 2005

/s/ THOMAS FRANK Thomas Frank	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2005

/s/ THERESE KREIG CRANE Therese Kreig Crane	Director	September 19, 2005

/s/ STEVEN B. FINK Steven B. Fink	Director	September 19, 2005

/s/ JOSEPH W. HARCH Joseph W. Harch	Director	September 19, 2005

/s/ PETER H. HAVENS Peter H. Havens	Director	September 19, 2005

/s/ RICHARD J. PINOLA Richard J. Pinola	Director	September 19, 2005

/s/ MICHAEL J. ROSENTHAL Michael J. Rosenthal	Director	September 19, 2005

/s/ RALPH SMITH Ralph Smith	Director	September 19, 2005

/s/ DAVID L. WARNOCK David L. Warnock	Director	September 19, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nobel Learning Communities, Inc.

The audits referred to in our report dated September 9, 2005 relating to the consolidated financial statements of Nobel Learning Communities, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, include the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 9, 2005

S-1

SCHEDULE II

Nobel Learning Communities, Inc.

Valuation and Qualifying Accounts.

(dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Write-offs	Balance at end of period
Year ended July 2, 2005:
Allowance for doubtful accounts	$912	447	(480)	$879

Year ended July 3, 2004:
Allowance for doubtful accounts	$803	519	(410)	$912

Year ended June 30, 2003:
Allowance for doubtful accounts	$468	481	(146)	$803

S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nobel Learning Communities, Inc.

West Chester, PA

We have audited the accompanying consolidated balance sheets of Nobel Learning Communities, Inc. and Subsidiaries as of July 2, 2005 and July 3, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 2, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and Subsidiaries as of July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 9, 2005

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	July 2, 2005	July 3, 2004
ASSETS
Cash and cash equivalents	$2,925	$2,716
Accounts receivable, less allowance for doubtful accounts of $879 in 2005 and $912 in 2004	1,980	2,157
Refundable income taxes	—	1,092
Deferred tax asset	2,200	3,552
Prepaid rent	2,436	2,460
Prepaid insurance and other	2,479	2,383
Property and equipment held for sale	—	4,238

Total Current Assets	12,020	18,598

Property and equipment, at cost	69,059	62,435
Accumulated depreciation and amortization	(43,052)	(37,511)

Total property and equipment, net	26,007	24,924

Goodwill	36,639	36,639
Intangible assets, net	298	528
Note receivable, net of $2,500 allowance in 2005 and $1,000 in 2004	—	1,500
Deferred tax asset	2,212	1,863
Deposits and other assets	1,168	1,813

Total Assets	$78,344	$85,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,281	$2,405
Current portion of swap contract	76	83
Cash overdraft liability	—	319
Accounts payable and other current liabilities	14,285	15,009
Deferred revenue	10,457	9,470

Total Current Liabilities	27,099	27,286

Long-term obligations	13,180	12,931
Long-term subordinated debt	—	10,000
Long-term portion of swap contract	—	247
Other long term liabilities	675	1,126

Total Liabilities	40,954	51,590

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 8,160,157 in 2005 and 7,969,719 in 2004, outstanding 3,175,837 in 2005 and 6,015,807 in 2004. $11,897 and $14,030 aggregate liquidation preference at July 2, 2005 and July 3, 2004, respectively	3	6
Common stock, $0.001 par value; 20,000,000 shares authorized; issued 7,486,807 in 2005 and 6,842,707 in 2004, outstanding 7,450,097 in 2005 and 6,612,197 in 2004	8	7
Treasury stock, at cost; 36,710 shares in 2005 and 230,510 shares in 2004	(375)	(1,375)
Additional paid-in capital	51,302	51,216
Accumulated deficit	(13,501)	(15,375)
Accumulated other comprehensive loss	(47)	(204)

Total Stockholders’ Equity	37,390	34,275

Total Liabilities and Stockholders’ Equity	$78,344	$85,865

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Revenues	$164,204	$158,361	$149,753

Operating expenses:
Personnel costs	77,213	75,700	71,654
School operating costs	23,917	22,949	21,582
Rent and other	41,318	39,198	37,814

Total cost of services	142,448	137,847	131,050

Gross profit	21,756	20,514	18,703

Goodwill and other asset impairments	216	3,368	8,715
Transaction related costs	—	—	1,168
General and administrative expenses	14,548	14,256	13,885

Operating income (loss)	6,992	2,890	(5,065)

Interest expense	2,692	3,632	3,740
Other income, net	(184)	(45)	(189)

Income (loss) from continuing operations before income taxes	4,484	(697)	(8,616)
Income tax expense (benefit)	1,677	257	(2,193)

Income (loss) from continuing operations	2,807	(954)	(6,423)
Loss from discontinued operations, net of income tax benefit of $179, $3,142, $3,132, respectively	(291)	(5,127)	(5,111)

Net income (loss)	2,516	(6,081)	(11,534)
Preferred stock dividends	642	516	82

Net income (loss) available to common stockholders	$1,874	$(6,597)	$(11,616)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.31	$(0.22)	$(1.02)
Loss from discontinued operations	(0.04)	(0.79)	(0.81)

Net income (loss) per share	$0.27	$(1.01)	$(1.83)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.29	$(0.22)	$(1.02)
Loss from discontinued operations	(0.03)	(0.79)	(0.81)

Net income (loss) per share	$0.26	$(1.01)	$(1.83)

Weighted average common stock outstanding (in thousands):
Basic	7,064	6,512	6,336
Diluted	9,719	6,512	6,336

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Years Ended July 2, 2005, July 3, 2004 and June 30, 2003

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
June 30, 2002	4,587,464	5	6,544,953	6	(1,375)	41,389	2,838	(376)	42,487

Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,534)	—	$(11,534)
Swap contract, net of tax	—	—	—	—	—	—	—	(161)	(161)

Total comprehensive loss									$(11,695)

Issuance of preferred stock	1,333,333	1	—	—	—	5,999	—	—	6,000
Issuance of common stock	—	—	57,143	—	—	199	—	—	199
Reclassification of liability and compensation for non-employee stock options	—	—	—	—	—	140	—	—	140
Stock options exercised	—	—	10,013	—	—	26	—	—	26
Preferred dividends	—	—	—	—	—	—	(82)	—	(82)

June 30, 2003	5,920,797	6	6,612,109	6	(1,375)	47,753	(8,778)	(537)	37,075

Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,081)	—	$(6,081)
Swap contract, net of tax	—	—	—	—	—	—	—	333	333

Total comprehensive loss									$(5,748)

Issuance of preferred stock	588,236	—	—	—	—	2,894	—	—	2,894
Conversion of preferred stock	(493,226)	—	127,266	—	—	—	—	—	—
Compensation for non employee stock options	—	—	—	—	—	26	—	—	26
Stock options exercised	—	—	103,332	1	—	543	—	—	544
Preferred dividends	—	—	—	—	—	—	(516)	—	(516)

July 3, 2004	6,015,807	6	6,842,707	7	(1,375)	51,216	(15,375)	(204)	34,275

Comprehensive income:
Net income	—	—	—	—	—	—	2,516	—	$2,516
Swap contract, net of tax	—	—	—	—	—	—	—	157	157

Total comprehensive income									$2,673

Issuance of preferred stock	190,438	—	—	—	—	897	—	—	897
Conversion of preferred stock	(3,030,408)	(3)	798,700	1	—	2	—	—	—
Stock options exercised	—	—	39,200	—	—	187	—	—	187
Treasury shares cancelled	—	—	(193,800)	—	1,000	(1,000)	—	—	—
Preferred dividends	—	—	—	—	—	—	(642)	—	(642)

July 2, 2005	3,175,837	$3	7,486,807	$8	$(375)	$51,302	$(13,501)	$(47)	$37,390

The accompanying notes are an integral part of these consolidated financial statements

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Cash Flows from Operating Activities:
Net income (loss)	$2,516	$(6,081)	$(11,534)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	6,179	7,754	6,469
Fixed asset impairments	216	1,095	2,993
Goodwill impairment	—	3,326	9,426
Reserve for discontinued operations	—	2,281	1,904
Valuation allowance—note receivable	1,500	—	1,000
Amortization of debt discount	—	257	129
Provision for losses on accounts receivable	447	519	481
Provision for deferred taxes	1,269	(1,666)	(4,525)
Gain on sale of fixed assets	(133)	(14)	—
Other	(18)	52	20

Changes in Assets and Liabilities
Accounts receivable	341	2,617	(3,993)
Prepaid assets	(72)	(446)	435
Other assets and liabilities	415	1,267	756
Deferred revenue	987	(860)	2,974
Accounts payable and accrued expenses	(1,258)	955	1,272

Net Cash Provided by Operating Activities	12,389	11,056	7,807

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,533)	(5,712)	(4,732)
Proceeds from sale of property and equipment	2,168	4,057	—
Buy out of 20% ownership in subsidary	—	—	(175)
Issuance of notes receivable	—	—	(85)
Repayment of notes receivable	229	149	100

Net Cash Used in Investing Activities	(2,136)	(1,506)	(4,892)

Cash Flows from Financing Activities:
Proceeds (payments) on revolving lines of credit	—	—	(2,084)
Borrowings of long term debt	4,700	—	—
Repayment of long term debt	(4,195)	(9,613)	(2,143)
Repayment of subordinated debt	(10,380)	(523)	(1,399)
Proceeds from the issuance of preferred stock	—	2,894	6,000
Cash overdraft	(319)	(3,110)	(135)
Debt issuance cost	—	(1,364)	—
Proceeds from capital lease	—	—	144
Repayment of capital lease obligations	—	(250)	(148)
Dividends paid to preferred stockholders	(37)	(78)	(82)
Cash distribution of minority interest	—	(56)	(159)
Proceeds from exercise of stock options and warrants	187	544	26

Net Cash (Used in) Provided by Financing Activities	(10,044)	(11,556)	20

Net increase (decrease) in cash and cash equivalents	209	(2,006)	2,935
Cash and cash equivalents at beginning of year	2,716	4,722	1,787

Cash and cash equivalents at end of year	$2,925	$2,716	$4,722

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$2,389	$3,203	$3,510
Income taxes	$104	$66	$708
Property and equipment acquired by capital lease	$—	$—	$892
Stock issued for 20% buy out of subsidiary recorded as goodwill	$—	$—	$199
Issuance of preferred stock for dividend payments	$897	$—	$—
Paid in kind preferred stock dividends	$605	$438	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company”) is a leading non-sectarian, for-profit provider of education and educational services for the pre-elementary through 12th grade market. The Company’s programs are offered through a network of private pay general education pre-elementary, elementary and middle schools, programs for learning challenged students and special purpose high schools. The Company also provides management services for charter schools. These schools operate under various brand names and are located in California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington.

Principles of Consolidation and Basis of Presentation:

Effective for the fiscal year ending July 3, 2004 (“Fiscal 2004”), the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. The fiscal year ended July 2, 2005 (“Fiscal 2005”) includes 52 weeks. Fiscal 2004 includes 53 weeks. The fiscal year ended June 30, 2003 (“Fiscal 2003”) includes 12 months ended June 30, 2003. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Recognition of Revenues:

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other income is primarily comprised of supplemental fees from summer programs or camps and field trips. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as deferred revenue. The Company does not receive payments for services that extend beyond the current operating cycle. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company provides its services to the parents and guardians of the children attending the schools. The Company does not extend credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each parent/guardian’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and as a result, the Company is not dependent on economic conditions in one demographic area or market.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

Buildings	40 years
Leasehold improvements	The shorter of the leasehold period or useful life
Furniture and equipment	3 to 10 years
Computer software and equipment	3 to 5 years

Maintenance, repairs and minor renewals are expensed as incurred. Upon retirement, lease terminations or other disposition of buildings, leasehold improvements and furniture and equipment, the cost of the items, and the related accumulated depreciation, are removed from the accounts and any gain or loss is included in operations.

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

During Fiscal 2005 and 2004, impairment charges of $216,000 and $1,095,000 are included in goodwill and other asset impairments with respect to certain underperforming schools in continuing operations. In the fiscal year ended June 30, 2003 (“Fiscal 2003”), the Company incurred impairment charges of $2,907,000 for closed schools included in discontinued operations and $1,015,000 for underperforming schools included in continuing operations.

Deferred Financing Costs:

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.

Income Taxes:

The Company accounts for income taxes using the asset and liability method, in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Under the asset and liability

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Stock Compensation

The Company accounts for options under the recognition and measurement principles of Account Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transaction and Disclosure, an amendment of FASB Statement 123”. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 148, the Company’s net income (loss) and net income (loss) per share would have been decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Net income (loss)—As reported	$2,516	$(6,081)	$(11,534)
Add: Stock based compensation included in net income (loss) as reported, net of related tax effects	—	—	—
Deduct: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(369)	(95)	(57)

Pro Forma net income (loss)	$2,147	$(6,176)	$(11,591)

Basic earnings (loss) per share—as reported	$0.27	$(1.01)	$(1.83)
Basic earnings (loss) per share—pro forma	$0.21	$(1.03)	$(1.83)

Diluted earnings (loss) per share—as reported	$0.26	$(1.01)	$(1.83)
Diluted earnings (loss) per share—pro forma	$0.22	$(1.03)	$(1.83)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2005	2004	2003 (a)
Expected dividend yield	0.00%	0.00%	n/a
Expected stock price volatility	48.06%	50.44%	n/a
Risk-free interest rate	2.99% - 3.14%	3.13%	n/a
Weighted average expected life of options	4 years	4 years	3 years

(a)	No options were granted during Fiscal 2003.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

All option grants to employees vest over three years. Option grants issued to directors vest at the end of the fiscal year in which the options are granted and options granted to new directors upon joining the Board of Directors vest immediately.

Accumulated Other Comprehensive Income (Loss);

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Accumulated other comprehensive loss is comprised of the cumulative effects of the Company’s interest rate swap agreement which amounted to approximately $47,000 at July 2, 2005 and $204,000 at July 3, 2004.

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

Risk and Uncertainties:

Future results of operations of the Company involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, consumer acceptance of the Company’s business strategy with respect to expansion into new and existing markets, the Company’s debt and related financial covenants, difficulties in managing the Company’s growth including attracting and retaining qualified personnel and additional enrollments, goodwill impairment, if any, asset impairment, increased competition, changes in government policy and regulation and the ability to obtain additional bank financing or capital required to implement fully the Company’s business plan.

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

New Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections” which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate a material effect upon the adoption of this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Shared-Based Payment”. SFAS 123R supersedes Accounting Principals Board Opinion 25 and requires the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of SFAS 123R effective as of the beginning of its next fiscal year that begins after June 15, 2005. The Company is currently evaluating a plan of implementation and we estimate stock option expense for fiscal 2006 to be between $300,000 and $600,000. Net income after tax impact effect is estimated between $200,000 and $400,000 and assuming the Company is profitable enough to report fully diluted earnings per share, the effect is estimated to be between $0.02 and $0.04 per share.

Reclassifications:

As a result of certain school closures in Fiscal 2004 and Fiscal 2003 and the reclassification during the third quarter of Fiscal 2005 of certain schools from held for sale to continuing operations, the Company has conformed amounts reported for Fiscal years 2004 and 2003 in its Annual Report on Form 10-K for the period ended July 2, 2005. The Company also reclassified each of the four quarters of Fiscal 2005 and Fiscal 2004 for similar reasons. See Note 24, Quarterly Results (Unaudited). In addition, certain other prior period amounts have been reclassified to conform to the current year’s presentation.

2. Earnings (Loss) Per Share:

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average number of shares outstanding are used as the denominator. The Company sustained a loss for Fiscal 2004 and 2003. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at July 3, 2004 and June 30, 2003 were not included in the computation of diluted earnings per share for the years then ended as they were antidilutive. Options to purchase 23,100 shares

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of common stock from $16.4375 to $7.875 were outstanding during Fiscal 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Earnings (loss) per share are computed as follows (dollars in thousands):

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Basic income (loss) per share:

Net income (loss)	$2,516	$(6,081)	$(11,534)
Less preferred dividends	642	516	82

Net income (loss) available for common stock	$1,874	$(6,597)	$(11,616)

Average common stock outstanding	7,064,199	6,511,912	6,336,284

Basic income (loss) per share	$0.27	$(1.01)	$(1.83)

Diluted income (loss) per share:

Net income (loss) available for common stock and dilutive securities	$2,516	$(6,597)	$(11,616)
Average common stock outstanding	7,064,199	6,511,912	6,336,284
Options, warrants and convertible preferred stock	2,654,782	—	—

Average common stock and dilutive securities outstanding	9,718,981	6,511,912	6,336,284

Diluted income (loss) per share	$0.26	$(1.01)	$(1.83)

3. Discontinued Operations

During Fiscal 2004 discontinued operations consisted of twenty schools and one undeveloped property held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004, six ceased operations in Fiscal 2003 and five were held for sale.

Of the fifteen schools which the Company had ceased operations and closed, seven were subleased, six were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. Of the six vacant schools, one vacant school, owned by the Company, was sold and one vacant school reached the end of its lease term during the first quarter of Fiscal 2005. The remaining four continue to be accounted for as discontinued operations through July 2, 2005.

Starting Fiscal 2005 discontinued operations consisted of eighteen schools and one undeveloped property held for sale. Of the eighteen schools seven were subleased, six were vacant and five held for sale. The undeveloped property was sold during the second quarter of Fiscal 2005 (see note 9). Of the six vacant, one owned by the Company was sold in the first quarter of Fiscal 2005 (see note 9), two were returned to the respective landlords and the Company has no further obligations under these leases and three remain vacant at the end of Fiscal 2005.

Of the two schools returned to the respective landlords, one was returned in September 2004 at the end of its natural lease term, there was no impact to the accrued lease reserve for this school. One school was returned to the landlord prior to the end of the lease term and the Company was released from any future obligation for this school which resulted in a recapture of the discounted future lease payments that were reserved during Fiscal 2004. The amount of the recapture related to this school was approximately $337,000 in the fourth quarter of

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fiscal 2005. In addition, the Company during the fourth quarter of Fiscal 2005 reached agreement with the landlord of one of the vacant properties on the buyout amount required if the landlord were able to sell the property to a third party. The transaction, if it occurs, will relieve the Company of any future obligation. The amount of the buyout, if the transaction occurs, would be approximately $450,000. The result of this agreement was to increase the related reserve for future lease payments in the amount of approximately $60,000 in Fiscal 2005. The net of these reserve adjustments is included in accrual for future lease obligations.

Of the five operating (operating) schools included in discontinued operations at the start of Fiscal 2005, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company no longer holds any schools for sale.

Starting Fiscal 2006 discontinued operations consist of ten schools, seven subleased and three vacant.

A summary of discontinued operations is as follows (dollars in thousands):

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Revenues	$384	$5,432	$11,851

Cost of services	1,131	7,714	14,481

Gross (loss)	(747)	(2,282)	(2,630)
Goodwill impairment	—	(1,052)	(710)
Write down of property and equipment	—	(1,379)	(2,907)

Accrual for future lease obligations	277	(3,556)	(1,996)
Loss from discontinued
operations before income tax benefit	(470)	(8,269)	(8,243)
Income tax benefit	(179)	(3,142)	(3,132)

Loss from discontinued operations	$(291)	$(5,127)	$(5,111)

4. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s principal in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to $248,000 and $1,464,000 at July 2, 2005 and July 3, 2004, respectively. The Company’s funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Property and Equipment:

The balances of major property and equipment classes were as follows (dollars in thousands):

	July 2, 2005	July 3, 2004
Land	$2,407	$1,334
Buildings	6,222	5,066
Assets under capital lease obligations	1,224	1,224
Leasehold improvements	23,956	23,378
Furniture and equipment	34,305	30,936
Construction in progress	945	497

	69,059	62,435
Accumulated depreciation and amortization	(43,052)	(37,511)

	$26,007	$24,924

Included in property and equipment in Fiscal 2005 is construction in progress of $945,000 for school expansions at various locations necessary to support the Company’s current and future operations. The current projects are expected to be completed by the end of Fiscal 2006 at an additional cost of approximately $100,000.

Depreciation expense from continuing operations was $5,880,000, $5,526,000, and $5,460,000 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Amortization of capital leases included in depreciation expense amounted to $150,000 and $529,000 for Fiscal 2004 and Fiscal 2003, respectively and none in Fiscal 2005. Accumulated amortization of capital leases amounted to $1,224,000 and $1,224,000 at July 2, 2005 and July 3, 2004, respectively.

6. Goodwill

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

During the fourth quarter of Fiscal 2005, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2005 indicated that no impairment existed for the Company’s reporting units, as such the Company did not record goodwill impairment for Fiscal 2005.

During the fourth quarter of Fiscal 2004, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2004 indicated that impairment existed in the Company’s reporting units as a result of operating performance. The Company recorded an impairment loss related to this test of $2,273,000.

For Fiscal 2003 based on goodwill impairment testing required by SFAS 142 the Company recorded total goodwill impairment of $7,700,000.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Amortization expense for intangible assets was $230,000, $374,000 and $309,000 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. At July 2, 2005, the remaining amortization of intangible assets is as follows: $215,000 in 2006, $72,000 in 2007 and $11,000 in 2008.

At July 2, 2005 and July 3, 2004 the Company’s intangibles assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	July 2, 2005		July 3, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Product rights	40	$151,341	$151,341	$151,341	$151,341
Non-compete agreements	53	958,300	660,265	958,300	430,372

		$1,109,641	$811,606	$1,109,641	$581,713

8. Property and Equipment Held for Sale:

The amounts reflected in the table below include certain property and equipment held for sale. The balances of property and equipment held for sale were as follows (dollars in thousands):

	July 2, 2005	July 3, 2004
Land	$—	$2,604
Buildings	—	1,142
Leasehold improvements	—	262
Furniture and equipment	—	230

	$—	$4,238

Property and equipment held for sale was recorded at lower of cost or market or net realizable value. Determinations for market price were based on appraisals for owned schools and management’s best estimate of the value of property and equipment in its leased schools.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At the beginning of Fiscal 2005, the Company had five held for sale (operating) schools included in discontinued operations: one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company no longer holds any schools for sale.

On August 27, 2004, the Company completed the sale of a closed school with a book value of approximately $909,000. The net proceeds from the sale of this property were approximately $1,131,000 and the Company recorded a gain on the sale of approximately $214,000 in the first quarter of Fiscal 2005. This gain is included in cost of services for discontinued operations.

On September 30, 2004, the Company sold its 19.99% interest in The Sagemont School, L.C. purchased in 1997, and received payment on notes receivable from The Sagemont School, L.C. Total proceeds from the sale of the Company’s ownership interest and collection on the notes receivable were approximately $278,000 and the Company recorded a gain on the sale of its ownership interest of approximately $29,000 in the first quarter of Fiscal 2005. This gain is included in cost of services for discontinued operations.

On December 8, 2004, the Company completed the sale of an undeveloped property with a book value of approximately $1,106,000. The net proceeds from the sale of this property were approximately $1,020,000 and the Company recorded a loss on the sale of approximately $86,000 in the second quarter of Fiscal 2005. The net proceeds from the sale of these properties and ownership interest were used to pay down the Company’s senior term debt. This loss is included in cost of services for discontinued operations.

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

9. Long Term Note Receivable:

The Company has a $2,500,000 note receivable pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). The TES note receivable was due May 2005 and $2,250,000 of the note receivable can be converted into 30% ownership of TES. During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES.

During the third quarter of Fiscal 2005, the Company continued to evaluate the financial condition of TES through TES’s required quarterly reporting, forecast of the rest of 2005 and discussions with TES management. TES’s performance and outlook suffered additional deterioration during the third quarter of Fiscal 2005. Based on the Company’s subordinated position relative to TES’s senior lender, the review of TES’ actual results and 3 year projection, the Company concluded that the collection of the TES debt is doubtful. Based on this, NLCI, effective April 2, 2005, reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense. Subsequent to April 2, 2005, TES received notice of default from TES senior lender. TES is currently negotiating an extension of its senior debt.

The Company is also negotiating an extension of the TES note receivable; the outcome of that negotiation is not currently known and may be dependent on TES’s first coming to agreement on an extension of its senior debt.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Debt:

Debt consisted of the following (dollars in thousands):

	July 2, 2005	July 3, 2004
Long Term Senior Obligations:
Revolving and term credit facilities	$15,000	$14,495
Other	440	691

	15,440	15,186
Less current portion	(2,260)	(2,255)

	$13,180	$12,931

Long Term Subordinated Debt:
Senior subordinated notes due 2009, interest at 13.25%, payable quarterly.	$—	$10,000
Subordinated debt agreements, due in varying installments over one to three years with fixed interest rates varying from 7% to 8%	21	150

	21	10,150
Less current portion	(21)	(150)

	$—	$10,000

Senior and Senior Subordinated Debt Changes

On February 20, 2004 the Company entered into a $22,995,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provides for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 revolving credit commitment (the “Revolving Credit Commitment”). Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restated Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Revolving Credit Commitment is scheduled to terminate on February 15, 2009. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of stock of the Company’s subsidiaries and liens on real and personal property. In addition, the Credit Agreement is secured by liens on all real property owned by the Company. At July 3, 2004, the Company had $14,495,000 outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Commitment.

During fiscal 2004 and fiscal 2005 the Company entered into four amendments to its Credit Agreement as follows:

Fiscal 2004

Amendment No. 1: April 2004—To modify the definition of Capital Expenditures, to extend the period of time the Company had to sell a certain property, extend the period of time permitted to refinance a certain capital lease and permit the Company to change the end of its fiscal periods.

Fiscal 2005

Amendment No. 2: February 2005—To place certain encumbrances on the Revolving Credit Commitment

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amendment No. 3: April 2005—To reverse the encumbrances on the Revolving Credit Commitment placed by amendment 2 above and permit certain exclusions from defined EBITDA.

Amendment No. 4: June 2005—To readvance $4,700,000 of the Term Loan in connection with retirement of the senior subordinated Notes, increase the Revolving Credit Commitment to $10,000,000, increase permitted letter of credits to $3,500,000, reduce Term Loan and Revolving Credit Commitment pricing, permit payment of dividends on certain preferred stock in cash rather than in kind, modify certain covenants based on the change in capital structure from the retirement of the senior subordinated notes and make certain other changes in definitions.

With respect to the Term Loan, during fiscal 2005 the Company made scheduled payments in the amount of $2,000,000. In addition the Company made non-scheduled payments of $2,195,000 from the proceeds of the sale of two properties, one ownership interest in another property and from cash generated from operations. As of June 2, 2005 the Term Loan outstanding was $10,300,000.

On February 20, 2004 the Company issued a $5,000,000 senior subordinated note to Blesbok LLC and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (the “Notes”) to retire the previously outstanding $10,000,000 senior subordinated note to Allied Capital Corporation. The Notes were due August 15, 2009 and bear interest at the rate of 13.25%. The Company may make prepayments (without penalty) on the Notes, in whole or in part, after February 20, 2005.

On June 3, 2005 the Company retired its $10,000,000 Notes with $5,300,000 of cash from operations and $4,700,000 from a readvance under its existing Term Loan described in amendment four above. As of July 2, 2005 the outstanding balance of the Term Loan was $15,000,000 and no amounts were outstanding under the Revolving Credit Commitment.

The Credit Agreement bears interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. For the Term Loan; the applicable rate is (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 2.50% to 3.00%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 1.00% to 1.50%. For the $10,000,000 Revolving Credit Commitment the applicable rate is (1) an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 2.25% to 2.75%, or (2) base rate plus a debt to EBITDA-dependent rate ranging from 0.75% to 1.25%. At July 2, 2005, the weighted average interest rate on the Credit Agreement was 8.23%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to EBITDA-dependent rate ranging from 2.25% to 2.75%. Under the Credit Agreement, the Company may issue up to $3,500,000 in letters of credit. Any amounts outstanding reduce amounts available under the Revolving Credit Commitment. At July 2, 2005, the Company had approximately $1,710,000, committed under outstanding letters of credit. At July 2, 2005, the letter of credit fee was 2.75%.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed certain leverage ratios. At July 2, 2005 the Company was in compliance with all required covenants under the Credit Agreement.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In connection with the issuance of the Credit Agreement entered into on February 20, 2004, the Company incurred $1,364,000 of cost related to legal, investment banking and commitment fees. In addition, during fiscal 2005, the Company expensed $28,000 of unamortized debt fees related to the retirement of the senior subordinated Notes.

Interest Rate Swap

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At July 2, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,892,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at July 2, 2005 resulted in a liability of $76,000 and is included as a component of Accumulated Other Comprehensive Loss of $47,000, net of taxes.

Maturities of long-term obligations are as follows (dollars in thousands):

Fiscal Year
2006	$2,281
2007	2,180
2008	2,000
2009	9,000

$15,461

11. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows (dollars in thousands):

	July 2, 2005	July 3, 2004
Accounts payable	$2,384	$2,404
Accrued payroll and related items	4,934	4,318
Accrued for closed schools	2,670	4,185
Accrued income and property taxes	1,139	1,052
Accrued insurance	398	633
Accrued rent	290	344
Other accrued expenses	2,470	2,073

	$14,285	$15,009

12. Cash Overdraft Liability:

Cash overdrafts represent unfunded checks drawn on zero balance accounts that have not been presented for funding to the Company’s banks. The overdrafts are funded, without bank finance charges, as soon as they are presented.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Lease Obligations:

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and copier leases that the Company and its subsidiaries have entered into, consisted of the following at July 2, 2005 (dollars in thousands):

	Operating Lease Commitments
	Continuing Operations		Discontinued Operations
Fiscal Year	Vehicle and Copier Leases	Private Pay and Charter School Real Estate Leases	Closed Location Real Estate Leases	Total Operating Lease Commitments	Closed Location Cash Sublease Amounts Due to the Company	Net Uncovered Cash On Closed School Lease Commitments
2006	$1,273	$25,880	$2,827	$29,980	$1,993	$834
2007	1,024	24,329	2,445	27,798	1,604	841
2008	619	22,614	2,445	25,678	1,574	871
2009	165	20,619	2,451	23,235	767	1,684
2010	81	19,386	2,439	21,906	710	1,729
2011 and thereafter	30	76,649	9,909	86,588	1,595	8,314

Total	$3,192	$189,477	$22,516	$215,185	$8,243	$14,273

Charter school lease commitments total $1,204,000 of which 100% are covered by sublease contracts between the Company and the charter schools to which the Company provides management services.

Net uncovered cash on closed school lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying leases from third party sub-tenants or assignee. The amount is the net of closed school lease commitments less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed school lease commitments could change if sublessors default under their sublease with the Company or if the Company is successful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school leases commitments extend beyond the term of the current subleases on those properties.

Leases included in discontinued operations total 26 leases. Of the 26 leases, 16 have been assigned to third parties, seven have been subleased and three are vacant. In the table above, the 16 assigned leases are included with closed location cash sublease amounts due to the Company. These leases are covered 100% by the assignee. If such parties under assigned or sublease agreements default, the Company is contingently liable.

Most of the above leases contain annual rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all operating leases included in continuing operations was $27,602,000, $26,856,000 and $26,133,000 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

Rent expense for all operating leases included in discontinued operations was $13,000, $1,404,000 and $2,407,000 for Fiscal 2005, 2004 and Fiscal 2003, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Stockholders’ Equity:

Preferred Stock:

A summary of the Company’s convertible preferred stock is as follows:

		Outstanding
	Issued	July 2, 2005	July 3, 2004
Series A	2,484,320	—	933,694
Series C	2,500,000	—	2,096,714
Series D	1,063,830	1,063,830	1,063,830
Series E	1,475,502	1,457,286	1,333,333
Series F	654,721	654,721	588,236

	8,178,373	3,175,837	6,015,807

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

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000. The Series F Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series F Convertible Preferred Stock. Holders of Series F Convertible Preferred Stock are entitled to dividends, which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series F Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. In addition, if during the 12 month period ending June 2004, the Company’s EBITDA, as defined, is less than $12,000,000, the dividend rate would increase to 8% until the Company achieves an EBITDA of at least $14,000,000. The dividends will be paid in kind with additional shares of Series F Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the common stock. Upon liquidation, the holders of Series F Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the common stock, the Series F Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series F Purchase Price, or the amount such holders would have received if all shares of Series F Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation. Each outstanding share of Series F Convertible Preferred Stock is entitled to 0.9623 of a vote, subject to adjustment. The Company has the right to force the holders of the Series F Convertible Preferred Stock to convert their shares into common stock once certain defined conditions are realized. The proceeds from the issuance of the Series F Convertible Preferred Stock was used for the repayment of debt, to meet certain bank

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes. At July 2, 2005, 654,721 shares of Series F Convertible Preferred Stock was outstanding and an additional 13,092 shares of paid in kind dividends were accrued and unissued.

The Series F Convertible Preferred Stock is convertible into the Company’s common stock at a conversion price that was set at a slight discount to market at the time of issuance. The Company determined that the discount related to the issuance of the Series F Convertible Preferred Stock at a slight discount to market was immaterial. Two directors of the Company are affiliated with institutions that hold shares of the Series F Convertible Preferred Stock. Subsequent to the issuance of the Series F Convertible Preferred Stock, Nasdaq raised a concern as to whether the Series F Convertible Preferred Stock issuance was considered compensation to a director under its Marketplace Rules and therefore needed stockholder approval under its Marketplace Rules. While the Company does not believe that the issuance of the Series F Convertible Preferred Stock is compensation to a director, the Company is presenting a proposal to its shareholders for ratification at its November 10, 2005 meeting of shareholders.

On June 17, 2003, the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series E Convertible Preferred Stock. Holders of Series E Convertible Preferred Stock are entitled to dividends which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series E Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. The dividends will be paid in kind with additional shares of Series E Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the common stock. Upon liquidation, the holders of Series E Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the common stock, the Series E Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series E Purchase Price, or the amount such holders would have received if all shares of Series E Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation. The Company has the right to force the holders of the Series E Convertible Preferred Stock to convert their shares into common stock once certain defined conditions are realized. At July 2, 2005, 1,457,286 shares of Series E Convertible Preferred Stock was outstanding and an additional 18,216 shares of paid in kind dividends were accrued and unissued.

In 1995, the Company issued 1,063,830 shares of the Company’s Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to common stock at a conversion rate, subject to adjustment, of 1/4 share of common stock for each share of Series D Convertible Preferred Stock. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.88 per share plus any unpaid dividends. At July 2, 2005 and July 3, 2004, 1,063,830 shares of Series D Convertible Preferred Stock were outstanding.

Stockholder Rights Agreement:

In May 2000, the Board of Directors of the Company approved a Stockholder Rights Agreement. Under the Stockholder Rights Agreement, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of common stock outstanding as of the close of business on June 1, 2000. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $18.00.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Rights will not be exercisable unless a person or group acquires, or announces the intent to acquire beneficial ownership under certain circumstances. The Rights are redeemable for $.001 per Right at the option of the Board of Directors at any time prior to the close of business on the 10th business day after the announcement of a stock acquisition event. If not redeemed, the Rights will expire on May 31, 2010. Prior to the date upon which the rights would become exercisable under the Rights Agreement, the Company’s outstanding stock certificates will represent both the shares of common stock and the Rights, and the Rights will trade only with the shares of common stock.

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

The Stockholder Rights Agreement was amended on August 4, 2002, and August 5, 2002, by Amendments No. 1 and 2, respectively, in connection with the Merger Agreement, on June 17, 2003 in connection with the issuance of the Series E Convertible Preferred Stock and September 9, 2003 in connection with the Series F Convertible Preferred Stock.

On September 6, 2005, the Nominating and Corporate Governance Committee recommended to the Company’s full Board of Directors that the Stockholder Rights Agreement be repealed. The Board of Directors unanimously approved the Committees’ resolution to repeal the Stockholder Rights Agreement and instructed and authorized the officers of the Company to take any and all actions necessary to effectuate the termination of the Stockholder Rights Agreement in due course, but in any event, to be completed no later than November 30, 2005.

Common Stock Warrants:

In connection with a $10,000,000 senior subordinated note issued to Allied Capital Corporation in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company’s common stock at $8.5625 per share. The exercise price was reduced to $7.00 per share on May 31, 2000, based on the terms of the warrant requiring adjustment to the trailing 30 day average high and low stock price. The senior subordinated note was retired February 20, 2004. The warrants will expire July 2006.

Activity with respect to the Company’s common stock warrants was as follows:

	Number	Range			Weighted Average Price
		(in dollars)
Balance June 30, 2002	840,267	$7.00	to	$7.52	$7.19
Granted	—
Exercised	—

Balance June 30, 2003	840,267	$7.00	to	$7.52	$7.19

Granted	—
Terminated	(309,042)	7.52	to	7.52

Balance July 3, 2004	531,225	$7.00	to	$7.00	$7.00

Granted	—
Terminated	—

Balance July 2, 2005	531,225	$7.00	to	$7.00	$7.00

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2004 Omnibus Incentive Equity Compensation Plan

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan. The total number of shares of common stock available for issuance is 1,395,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan (other than a certain stock grant which was terminated) have been non-qualified stock options or incentive stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately).

The number of options granted under the 2004 Omnibus Incentive Equity Compensation Plan is determined from time to time by the Compensation Committee of the Board of Directors, except for options granted to non-employee directors, which is determined by a formula set forth in the Plan. Incentive stock options are granted at market value or above, and non-qualified stock options are granted at a price fixed by the Compensation Committee at the date of grant. Options are exercisable for up to ten years from date of grant.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. At July 2, 2005 and July 3, 2004, 60,000 options were granted under this plan. During the Fiscal 2004 and 2003, $26,000 and $55,000, respectively, in compensation expense had been recorded in additional paid in capital. No amounts were recorded at July 2, 2005.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,044 were cancelled.

A summary of the status of the Company’s stock option plans and other employee options as July 2, 2005, July 3, 2004 and June 30, 2003 and changes during the years then ended is as follows:

		Options Outstanding		Options Exercisable
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at June 30, 2002	662,273	828,237	$7.36	626,570	$7.64

Granted at market outside plan	—	—	—
Cancelled	74,894	(74,894)	7.77
Exercised	—	(13,500)	3.75

Balance at June 30, 2003	737,167	739,843	$7.40	648,176	$7.61

Granted at market	(221,500)	221,500	5.44
Cancelled outside plan	—	(95,000)	9.45
Cancelled	302,493	(302,493)	7.89
Exercised	—	(103,334)	5.25

Balance at July 3, 2004	818,160	460,516	$6.09	217,350	$7.04

Granted at market	(203,932)	203,932	7.12
Cancelled		(47,716)	8.12
Exercised		(39,200)	4.77
Increase in shares available	715,340

Balance at July 2, 2005	1,329,568	577,532	$6.38	344,265	$6.68

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding at July 2, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.69	to	$ 6.63	300,500	6.32	$5.35	152,833	$5.50
7.03	to	9.13	274,482	7.29	7.45	188,882	7.55
11.63	to	16.44	2,550	0.48	12.57	2,550	12.57

$ 4.69	to	$16.44	577,532	6.11	$6.38	344,265	$6.68

15. Other (Income) Expense:

Other (income) expense consists of the following (dollars in thousands):

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Interest income	$(149)	$(197)	$(468)
Rental (income) expense	(17)	19	23
Depreciation related to rental properties	—	105	83
Minority interest in income	(18)	28	20
Other	—	—	153

	$(184)	$(45)	$(189)

16. Income Taxes:

The provision for income taxes attributable to income (loss) before income taxes and cumulative effect of a change in accounting principle consisted of the following (dollars in thousands):

	For the Year Ended
	July 2, 2005	July 3, 2004	June 30, 2003
Current:
Federal	$205	$(1,124)	$(737)
State	24	(96)	(63)

Total Current	229	(1,220)	(800)
Deferred	1,269	(1,665)	(4,525)

Income tax (benefit) expense, net of discontinued operations	1,498	(2,885)	(5,325)
Income tax benefit related to discontinued operations	(179)	(3,142)	(3,132)

Income tax (benefit) expense	$1,677	$257	$(2,193)

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes is as follows (dollars in thousands):

	For the Year ended
	July 2, 2005	July 3, 2004	June 30, 2003
U.S. federal statutory rate	$1,524	$(236)	$(2,930)
State taxes, net of federal tax benefit	179	(28)	(345)
Goodwill and other non deductible expenses	(26)	267	911
Change in valuation reserve	—	—	659
Prior year over accrual	—	192	(261)
Other	—	62	(227)

	$1,677	$257	$(2,193)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and (liabilities) are as follows (dollars in thousands):

	July 2, 2005	July 3, 2006
Goodwill amortization and impairment	$(2,077)	$(543)
Fixed asset related to depreciation	522	648
Fixed asset related to impairment	1,901	1,514
Accrued school closings and restructuring	1,015	1,639
Federal net operating loss	930
State net operating losses	1,336	825
Swap contract	29	125
Accruals and reserves	1,672	1,814
Other	395	193

	5,723	6,215

Valuation allowance	(1,311)	(800)

Net deferred tax asset	$4,412	$5,415

Certain of the Company’s subsidiaries have state net operating loss carry-forwards ranging from approximately $46,000 to $5,239,000 as of July 2, 2005, which can be carried forward from seven to 20 years depending on the state and will expire between 2005 and 2020, if not utilized. A valuation allowance was established against these loss carry-forwards due to the lack of earnings history of certain of the Company’s subsidiaries in those states. In addition, the Company has federal net operating loss carry-forwards of approximately $2,400,000 at July 2, 2005 which can be carried forward for six years and will expire in 2011.

17. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $327,000, $312,000 and $303,000 for the years ended July 2, 2005, and July 3, 2004 and June 30, 2003, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Merger Agreement

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

19. Fair Value of Financial Instruments:

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments at July 2, 2005, and July 3, 2004.

Cash and cash equivalents, receivables, investments and current liabilities: Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at July 2, 2005, and July 3, 2004 because of the short-term maturity of these instruments.

The TES note receivable of $2,500,000 reflects a valuation allowance of $2,500,000. (see Note 9). This note is fully reserved.

Long-term debt: The carrying value on the Company’s senior subordinated notes of $10,000,000 at July 3, 2004 approximated market value based on the February 20, 2004 issuance. The carrying values for the Company’s remaining long-term debt of $15,461,000 and $15,336,000 at July 2, 2005 and July 3, 2004, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

Interest rate instruments: The fair value of the interest rate swap is the estimated amounts that the Company would pay or receive to terminate the instrument at July 2, 2005, estimated by discounting expected cash flows using quoted market interest rates. At July 2, 2005, the Company would have had to pay $76,000 to terminate the interest rate swap.

20. Commitments and Contingencies:

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

21. Related Party Transactions:

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

On February 20, 2004, the Company retired the Allied Note by issuing a $5,000,000 senior subordinated note to Blesbok LLC (“Blesbok”) and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (“Mollusk”). Steven B. Fink, who serves as a director of the Company, is Chief Executive Officer of Mollusk’s member, Lawrence Investments, L.L.C. The senior subordinated notes issued to Blesbok and Mollusk was due August 15, 2009 with an interest rate of 13.25%. The Company may make prepayments on these notes, in whole or in part, after February 20, 2005. The senior subordinated notes were paid in full on June 3, 2005.

In September 2004, the Company entered into a License Agreement with NetSuite, Inc. for the license of an online business application known as NetSuite for approximately $600,000. One of the Company’s directors, Mr. Fink, also serves as a director of NetSuite, Inc.

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

On September 9, 2003, the Company issued an aggregate of 588,236 shares of its Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3 million pursuant to that certain Series F Convertible Preferred Stock Purchase Agreement. Proceeds were used to repay debt, and to meet certain bank covenants for working capital and other general corporate purposes. Because the proposed equity infusion involved parties affiliated with members of the Company’s Board, the Company’s Board of Directors approved the formation of a special committee of the Board, comprised of two independent and disinterested directors, Messrs. Havens and Monaco, to examine and evaluate the merits of the proposed Series F Convertible Preferred Stock transaction, and to approve any such transaction which it deemed to be appropriate. This special committee unanimously approved the transaction.

On August 29, 2001, the Company entered into Employment and Termination Agreements with each of Mr. A.J. Clegg and Mr. John Frock. These agreements provided, as to each of these executives, that if such executive voluntarily terminated his employment with the Company, the Company would continue to provide, at its cost, family health insurance coverage to the executive and his spouse for the remainder of their lives and two full, annual scholarships per year for life to the Company school of his choice. In the Employment and Termination

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Agreements, each executive also agreed not to compete with the Company for a period of three years following termination of his employment, in exchange for which the Company would, for each such year, pay to Mr. A.J. Clegg the sum of $100,000 and to Mr. Frock the sum of $50,000. Annual payments made with respect to the agreements not to compete are being expensed annually.

Upon Mr. A.J. Clegg’s voluntary termination of his employment in July 2003 and Mr. Frock’s voluntary termination of his employment in August 2003, the Company became obligated to Mr. A.J. Clegg and Mr. Frock for the payments and benefits to be provided to them pursuant to the terms of their Employment and Termination Agreement The Company, Mr. A.J. Clegg and Tuscan Business Solutions, Inc. (an entity of which, to the Company’s knowledge, Mr. A.J. Clegg is the President and sole stockholder) entered into a consulting agreement, as required by Mr. A.J. Clegg’s Employment and Termination Agreement, pursuant to which Tuscan Business Solutions agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Tuscan Business Solutions (as Mr. Clegg’s assignee) is being paid $200,000 per year. In addition, the Company and Mr. Frock entered into a consulting agreement, as required by Mr. Frock’s Employment and Termination Agreement, pursuant to which Mr. Frock agreed, for a term of five years, to provide up to 10 hours of consulting services each month for the Company, for which Mr. Frock is being paid $100,000 per year.

During the first quarter of Fiscal 2004, the Company recorded a $1,500,000 charge for the present value of the future payments to be made with respect to the consulting agreements of approximately $1,290,000 and charges for future health insurance coverage of approximately $210,000.

The Company and Mr. Frock are also parties to a Noncompete Agreement, dated as of March 11, 1997, which provided that the Company would make a payment to Mr. Frock of $255,000 following his termination for any reason (including, without limitation, resignation) if, within 30 days of his termination date, Mr. Frock delivered a letter to the Company agreeing not to engage in specified activities in competition with the Company for four years. On August 28, 2003, Mr. Frock resigned his employment with the Company, and delivered such a letter to the Company. Accordingly, the Company has made the payment to Mr. Frock required under the terms of this agreement, which was capitalized in the first quarter of Fiscal 2004 and is being amortized over the contract period.

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

The Company entered into a certain Separation Agreement and General Release with Mr. D. Scott Clegg dated October 15, 2003 (the “Clegg Separation Agreement”). Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg’s employment with the Company terminated on October 31, 2003, and he agreed to continue to serve the Company as a consultant through April 30, 2004 (the “Salary Continuation Period”). The Agreement provided for Mr. D. Scott Clegg to continue to receive, on a bi-weekly basis for a period of six months, that

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

amount which he would have received as his base salary had he still been employed by the Company. Pursuant to the Clegg Separation Agreement, Mr. D. Scott Clegg also agreed not to compete against the Company for a period of 18 months following his separation from the Company. Total compensation related to the Clegg Separation Agreement expensed in Fiscal 2004 was $113,000.

On June 28, 2005, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Kathy E. Herman, the Company’s Vice President, General Counsel and Secretary. The Separation Agreement became effective on July 26, 2005. Under the Separation Agreement, the Company agreed to pay Ms. Herman twenty-six weeks of compensation at a rate based on Ms. Herman’s current salary. Such payment shall be made over the course of a twenty-six-week period, consistent with the Company’s biweekly payroll practices. The Company has also agreed to pay Ms. Herman the lump sum amount of accrued unused vacation, any bonus that Ms. Herman would have earned under the terms and conditions of the Fiscal 2005 management bonus plan, a prorated car allowance for the twenty-six weeks severance period equivalent to the annual rate of $6,000 and to continue to pay Ms. Herman’s medical benefits through January 31, 2006. In addition, the Company has agreed to pay for executive counseling services provided to Ms. Herman for a period of three months following her separation, and to the extent Ms. Herman is not employed after such three-month period, for an additional three-month period. The Company accrued a total $186,000 for payments to be made related to the Separation Agreement in Fiscal 2005.

22. Segment Information:

The Company primarily manages the same type of business in its private pay schools. In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the private pay schools are disclosed as a segment. The Company also performs back office services for three charter schools and through most of Fiscal 2005 operated The Activities Club. In accordance with SFAS 131, the Company discloses the charter schools and The Activities Club as separate segment information in the “other” category. The Activities Club was closed during Fiscal 2005.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below presents information about the reported operating income of the Company for Fiscal 2005, Fiscal 2004 and Fiscal 2003 (dollars in thousands)

	Private Schools	Other	Corporate	Total
July 2, 2005
Revenues	$161,964	$2,240	$—	$164,204
Gross profit	21,029	727	—	21,756
Depreciation and amortization:
Continuing operations	$5,105	$463	$542	$6,110
Discontinued operations	69			69

Total depreciation and amortization	$5,174	$463	$542	$6,179

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$73,387	$1,762	$2,732	$77,881
Discontinued operations	463	—	—	463

Total assets	$73,850	$1,762	$2,732	$78,344

July 3, 2004
Revenues	$156,024	$2,337	$—	$158,361
Gross Profit	19,773	741	—	20,514
Depreciation and amortization
Continuing operations	$4,795	$498	$606	$5,899
Discontinued operations	1,292	563	—	1,855

Total depreciation and amortization	$6,087	$1,061	$606	$7,754

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$74,358	$3,571	$5,472	$83,401
Discontinued operations	2,287	177	—	2,464

Total assets	$76,645	$3,748	$5,472	$85,865

June 30, 2003
Revenues	$147,435	$2,318	$—	$149,753
Gross Profit	18,385	318	—	18,703
Depreciation and amortization
Continuing operations	$4,794	$515	$429	$5,738
Discontinued operations	459	272		731

Total depreciation and amortization	$5,253	$787	$429	$6,469

Goodwill	39,965	—	—	39,965
Segment assets
Continuing operations	$82,138	$3,228	$4,029	$89,395
Discontinued operations	2,596	5,977	—	8,573

Total assets	$84,734	$9,205	$4,029	$97,968

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

23. Quarterly Results of Operations (unaudited):

(In thousands, except per share data)

The following table shows certain unaudited financial information for the Company for the interim periods indicated. The unaudited financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new school development and acquisitions. The unaudited financial information below has been adjusted to reflect reclassifications related to discontinued operations (see note 3).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$36,277	$35,454	$41,288	$40,337	$43,156	$40,804	$43,483	$41,766
Gross profit	2,419	2,860	5,670	5,518	6,337	5,707	7,330	6,429
(Loss) income from continuing operations	(941)	(1,701)	1,133	871	712	1,148	1,903	(1,272)
(Loss) income from discontinued operations	(99)	(870)	(134)	(212)	(116)	(279)	58	(3,766)

Net (loss) income	$(1,040)	$(2,571)	$999	$659	$596	$869	$1,961	$(5,038)

Basic (loss) income per share:
Continuing operations	$(0.17)	$(0.28)	$0.14	$0.11	$0.08	$0.15	$0.23	$(0.21)
Discontinued operations, net of tax	(0.01)	(0.14)	(0.02)	(0.03)	(0.02)	(0.04)	0.01	(0.57)

Net (loss) income	$(0.18)	$(0.42)	$0.12	$0.08	$0.06	$0.11	$0.24	$(0.78)

Diluted (loss) income per share:
Continuing operations	$(0.17)	$(0.28)	$0.11	$0.09	$0.07	$0.12	$0.19	$(0.21)
Discontinued operations, net of tax	(0.01)	(0.14)	(0.01)	(0.02)	(0.01)	(0.03)	0.01	(0.57)

Net (loss) income	$(0.18)	$(0.42)	$0.10	$0.07	$0.06	$0.09	$0.20	$(0.78)

During the fourth quarters of Fiscal 2005, Fiscal 2004 and Fiscal 2003, the Company recorded certain adjustments that increased net losses. These adjustments predominantly relate to goodwill impairments, reserves and impairments related to assets included in discontinued operations and a note receivable valuation allowance and are summarized below.

	Fourth Quarter
	2005	2004	2003
Goodwill impairment related to continuing operations	$—	$2,273	$5,500
Impairment of assets related to continuing operations	$216	$1,095	$—
Reserves and impairment of assets related to discontinued operations	$—	$4,601	$5,613
Valuation allowance—note receivable	$—	$—	$1,000