Form 10-Q
period 2005-10-01
NOBEL LEARNING COMMUNITIES INC
filed 2005-11-15
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2005

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at November 11, 2005 was 7,506,307.

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

Nobel Learning Comm unities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(Unaudited) October 1, 2005	July 2, 2005

ASSETS
Cash and cash equivalents	$4,391	$2,925
Accounts receivable, less allowance for doubtful accounts of $956 at October 1, 2005 and $879 at July 2, 2005	1,621	1,980
Deferred tax asset	2,145	2,200
Prepaid assets	5,095	4,915

Total Current Assets	13,252	12,020
Property and equipment, net	25,173	26,007
Goodwill and intangible assets, net	36,882	36,937
Deferred tax asset	2,254	2,212
Note receivable and other assets	1,060	1,168

Total Assets	$78,621	$78,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,264	$2,281
Accounts payable and other current liabilities	11,576	14,361
Deferred revenue	14,601	10,457

Total Current Liabilities	28,441	27,099

Long-term debt	12,612	13,180
Other long term liabilities	557	675

Total Liabilities	41,610	40,954

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 8,213,280 at October 1, 2005 and 8,160,157 at July 2, 2005, outstanding 3,228,960 at October 1, 2005 and 3,175,837 at July 2, 2005 $12,146 and $11,897 aggregate liquidation preference at October 1, 2005 and July 2, 2005, respectively.	3	3
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 7,499,307 at October 1, 2005 and 7,486,807 at July 2, 2005, outstanding 7,462,597 at October 1, 2005 and 7,450,097 at July 2, 2005	8	8
Treasury stock, cost; 36,710 shares at October 1, 2005 and July 2, 2005	(375)	(375)
Additional paid-in capital	51,732	51,302
Accumulated deficit	(14,315)	(13,501)
Accumulated other comprehensive loss	(42)	(47)

Total Stockholders’ Equity	37,011	37,390

Total Liabilities and Stockholders’ Equity	$78,621	$78,344

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these financial statements.

Nobe l Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Revenues	$37,502	$36,276

Personnel costs	18,098	17,631
School operating costs	6,206	5,965
Rent and other	10,389	10,256

Cost of services	34,693	33,852

Gross profit	2,809	2,424
General and administrative expenses	3,522	3,288

Operating loss	(713)	(864)
Interest expense	396	708
Other income	(47)	(54)

Loss from continuing operations before income taxes	(1,062)	(1,518)
Income tax benefit	(415)	(577)

Loss from continuing operations	(647)	(941)
Loss from discontinued operations, net of income tax effect	(66)	(99)

Net loss	(713)	(1,040)
Preferred stock dividends	101	180

Net loss available to common stockholders	$(814)	$(1,220)

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.17)
Loss from discontinued operations	$(0.01)	$(0.01)

Net loss per share	$(0.11)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	7,457	6,642

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these financial statements.

No bel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Thirteen Weeks Ended October 1, 2005

(Dollars in thousands except share data)

					Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
July 2, 2005	3,175,837	$3	7,486,807	$8	$(375)	$51,302	$(13,501)	$(47)	$37,390
Comprehensive income:
Net loss	—	—	—	—	—	—	(713)	—	(713)
Swap contract, net of tax	—	—	—	—	—	—	—	5	5

Total comprehensive loss									(708)
Issuance of preferred stock	53,123	0	—	—	—	250	—	—	250
Compensation for employee stock options	—	—	—	—	—	80	—	—	80
Stock options exercised			12,500	—	—	100	—	—	100
Preferred dividends	—	—	—	—	—	—	(101)	—	(101)

October 1, 2005	3,228,960	$3	7,499,307	$8	$(375)	$51,732	$(14,315)	$(42)	$37,011

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these financial statements.

Nobel L earning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Cash Flows from Operating Activities:
Net loss	$(713)	$(1,040)

Adjustment to Reconcile Net loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	1,461	1,432
Gain on sale of property	—	(224)
Provision for losses on accounts receivable	163	148
Stock option compensation	80	—
Other	(35)	405
Changes in Assets and Liabilities:
Accounts receivable	197	71
Prepaid assets	(180)	(204)
Other assets and liabilities	108	86
Deferred revenue	4,144	4,257
Accounts payable and accrued expenses	(2,192)	(3,382)

Total Adjustments	3,746	2,589

Net Cash Provided by Operating Activities	3,033	1,549

Cash Flows from Investing Activities:
Purchases of capital expenditures	(1,083)	(1,417)
Proceeds from sale of property and equipment	—	1,131
Payment on note receivable	—	229

Net Cash Used in Investing Activities	(1,083)	(57)

Cash Flows from Financing Activities:
Repayment of long term debt	(584)	(1,763)
Cash overdraft	—	2,975
Proceeds from exercise of stock options	100	187
Dividends paid to preferred stockholders	—	(19)

Net Cash (Used in) Provided by Financing Activities	(484)	1,380

Net increase in cash and cash equivalents	1,466	2,872
Cash and cash equivalents at beginning of period	2,925	2,716

Cash and cash equivalents at end of period	$4,391	$5,588

Supplemental disclosure of cash flow information:
Interest	$201	$690
Income taxes, net	$10	$12

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirteen weeks ended October 1, 2005 and October 2, 2004

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at October 1, 2005 and results of operations for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Period. References to Fiscal 2006 and Fiscal 2005 are to the 52 weeks ending July 1, 2006 and to the 52 weeks ended July 2, 2005, respectively. The first quarter of Fiscal 2006 and Fiscal 2005 are comprised of the 13 weeks each.

Reclassifications. The Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended October 2, 2004 to reflect discontinued operations and the reclassification of properties held for sale. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Discontinued operations consist of 10 subleased or vacant schools for the period ended October 1, 2005 and 11 subleased or vacant schools and one open school for the period ended October 2, 2004.

Note 2 - Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock and the exercise of options and warrants if such shares are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company was in a loss position for the thirteen weeks ended October 1, 2005 and October 2, 2004. The common stock equivalents of stock options, warrants and convertible securities issued and outstanding during the thirteen weeks ended October 1, 2005 and October 2, 2004 were not included in the computation of diluted earnings per share as they were antidilutive. Loss per share is computed as follows (dollars and average common stock outstanding in thousands):

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Basic and diluted loss per share:
Net loss	$(713)	$(1,040)
Less preferred dividends	101	180

Loss available for common stock	(814)	(1,220)

Average common stock outstanding	7,457	6,642

Basic and diluted loss per share	$(0.11)	$(0.18)

Note 3. Discontinued Operations

At the beginning of Fiscal 2005 discontinued operations consisted of eighteen schools and one undeveloped property held for sale. Of the eighteen schools, seven were subleased, six were vacant and five held for sale. The undeveloped property was sold during the second quarter of Fiscal 2005. Of the six vacant, one owned by the Company was sold in the first quarter of Fiscal 2005, two were returned to the respective landlords and the Company has no further obligations under these leases and three remain vacant at the end of Fiscal 2005.

Of the five open schools included in discontinued operations at the start of Fiscal 2005, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company no longer holds any schools for sale.

During the first quarter of Fiscal 2006, discontinued operations consisted of ten schools, seven subleased and three vacant.

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Revenues	$—	$182
Cost of services	108	585

Gross loss	(108)	(403)
Gain on sale of property	—	243

Loss from discontinued operations before income tax benefit	(108)	(160)
Income tax benefit	(42)	(61)

Loss from discontinued operations	$(66)	$(99)

Note 4 – Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, trademarks and other identifiable intangibles acquired in acquisitions. In the first quarter of Fiscal 2004, the Company recorded a liability of $705,000 for non-compete obligations related to former employees. Such intangibles are being amortized over the life of the intangibles, ranging from 3 to 5 years.

At October 1, 2005 and July 2, 2005, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	October 1, 2005	July 2, 2005
Goodwill	$36,639	$36,639
Non-compete	3,198	3,198
Other	1,276	1,276

	41,113	41,113
Accumulated amortization	(4,231)	(4,176)

Total Goodwill and intangible assets, net	$36,882	$36,937

Amortization expense was $55,000 and $70,000 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively.

Note 5 – Stock Based Compensation

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

Prior to July 2, 2005, the Company accounted for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of Fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Thirteen Weeks Ended October 1, 2005	Fiscal Year 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	44.9%	48.1%
Risk-free interest rate	4.2%	3.0% -3.1%
Weighted average expected life of options	6 years	4 years

Stock-based compensation expense included in the statement of operations for the thirteen weeks ended October 1, 2005 was approximately $80,000. As of October 1, 2005, there was approximately $894,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 2.4 years.

The following table illustrates the effect on net income and earnings per share for thirteen weeks ended October 2, 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands).

Thirteen Weeks Ended October 2, 2004
Net loss - as reported	$(1,040)
Add: Stock based compensation included in reported net loss, net of related tax effects	—
Deduct: Total stock based compensation expense determined under fair value based methods for all awards, net of related tax effects	(31)

Pro Forma net loss	$(1,071)

Basic and diluted loss per share - as reported	$(0.18)
Basic and diluted loss per share - pro forma	$(0.19)

A summary of option activity under the Company’s employee stock option plans as of October 1, 2005, and changes during the thirteen weeks then ended is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at July 2, 2005	577,532	$6.38	6.11
Plus options granted	103,100	$9.32	10.00
Less:
Options exercised	(12,500)	$8.03
Options canceled or expired	—	$—

Options outstanding at October 1, 2005	668,132	$6.80	7.00	$1,689,000

Options exercisable at October 1, 2005	368,099	$6.45	2.34	$1,062,000

Note 6 – Commitments and Contingencies

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

Note 7 – Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At October 1, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,357,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at October 1, 2005 resulted in a liability of $68,000 and is included as a component of Accumulated Other Comprehensive Loss of $42,000, net of taxes.

Note 8 – Segment Information

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

The table below presents information about the financial results and condition of the Company’s operating segments for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively (dollars in thousands):

	Thirteen Weeks ended October 1, 2005
	Private Schools	Other	Corporate	Total
Revenues	$36,956	$546	$—	$37,502
School operating income	2,589	220	—	2,809
Depreciation and amortization:
Continuing operations	$1,184	$116	$161	1,461
Discontinued operations	—	—	—	0

Total depreciation and amortization	$1,184	$116	$161	$1,461

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$74,484	$1,393	$2,744	$78,621
Discontinued operations	—	—	—	—

Total assets	$74,484	$1,393	$2,744	$78,621

	Thirteen Weeks ended October 2, 2004
	Private Schools	Other	Corporate	Total
Revenues	$35,697	$579	$—	$36,276
School operating income	2,198	226	—	2,424
Depreciation and amortization:
Continuing operations	1,172	116	122	1,410
Discontinued operations	22	—	—	22

Total depreciation and amortization	$1,194	$116	$122	$1,432

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$76,456	$3,877	$5,572	$85,905
Discontinued operations	1,152	—	—	1,152

Total assets	$77,608	$3,877	$5,572	$87,057

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 2, 2005.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to execute successfully its growth strategy;

•	the effects of general economic conditions, including interest and inflation rates, and world events;

•	competitive conditions in the pre-elementary and elementary school education and services industry; including advertising and tuition price sensitivity;

•	competitive conditions in the charter school management business;

•	delays in new school openings;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	decisions by local school systems which may adversely effect acceptance of course credits from our special purpose high schools;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and performance of acquired businesses;

•	the Company’s ability to successfully implement new school information systems and technology;

•	accounting standards;

•	new regulations or changes in accounting requirements and standards and/or new interpretations of existing regulations or standards;

•	taxes, and laws and regulations affecting the Company in markets where it competes;

•	environmental related disasters that could affect schools in areas impacted by such disasters;

•	the Company’s ability to obtain additional financing or capital required to implement fully its business plan; and

•	the Company’s ability to defend itself in any litigation.

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

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending either July 1, 2006 or June 30, 2007 (depending on the market capitalization test to be performed at December 31, 2005), Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

•	The Company’s inability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	The inability of the Company’s independent auditors to complete the work required for them to issue an attestation report on management’s assessment in a timely manner;

•	The Company’s inability to ensure that no internal control deficiencies will emerge, or that any remediation efforts will be completely successful;

•	The Company’s inability to implement and integrate throughout our schools a new system in such a way that we have appropriate time to finish all the testing and documentation associated with the system conversion and;

•	Substantial increase in professional fees associated with compliance requirements.

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

Results of Operations

At October 1, 2005, the Company operated 150 schools. Since July 2, 2005, the Company has opened one pre-elementary school. School counts for the thirteen weeks ended October 1, 2005 and October 2, 2004 are as follows:

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Number of schools at the beginning of period	149	149
Openings	1	2
Closures	—	—

Number of schools at the end of the period	150	151

The following table sets forth certain statement of operations data as a percent of revenue for the thirteen weeks ended October 1, 2005 and October 2, 2004 (dollars in thousands)

	Thirteen Weeks Ended October 1, 2005		Thirteen Weeks Ended October 2, 2004		Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
		Percent of Revenues		Percent of Revenues
Revenues	$37,502	100.0%	$36,276	100.0%	$1,226	3.4%

Personnel costs	18,098	48.3	17,631	48.6	467	2.6
School operating costs	6,206	16.5	5,965	16.4	241	4.0
Rent and other	10,389	27.7	10,256	28.3	133	1.3

Cost of services	34,693	92.5	33,852	93.3	841	2.5

Gross profit	2,809	7.5	2,424	6.7	385	15.9
General and administrative expenses	3,522	9.4	3,288	9.1	234	7.1

Operating loss	$(713)	(1.90)%	$(864)	(2.38)%	$151	(17.5)%

Revenue

Revenue for the thirteen weeks ended October 1, 2005 increased $1,226,000 or 3.4% to $37,502,000 from $36,276,000 for the thirteen weeks ended October 2, 2004. The revenue increase for the thirteen weeks ended October 1, 2005 as compared to the same period in the prior year is as follows, respectively (dollars in thousands):

	Thirteen Weeks Ended		Increase (decrease)	Percent Increase (Decrease)
	October 1, 2005	October 2, 2004
Schools open before June 30, 2004	$36,835	$36,060	$775	2.1%
Schools opened in Fiscal 2005	520	216	304	140.7
New school in Fiscal 2006	147	—	147	n/a

	$37,502	$36,276	$1,226	3.4%

Revenue for schools opened before June 30, 2004 increased $775,000 or 2.1% during the thirteen weeks ended October 1, 2005 as compared to the same period in the prior year.

For the comparative thirteen week periods, revenue increases for schools opened prior to June 30, 2004 were due primarily to average tuition increases of approximately 4.0% to 4.5% offset by a decrease in average enrollments. Schools that opened in Fiscal 2005 had an increase in revenue of $304,000 during the thirteen weeks ended October 1, 2005 due to normal ramp-up in enrollment for newer schools and the annual tuition increase disclosed previously.

The one new school opened in Fiscal 2006 added revenue of $147,000 during the thirteen weeks ended October 1, 2005.

Revenue trends

Comparable private schools revenue increased 3.1% for the thirteen weeks ended October 1, 2005 over the thirteen weeks ended October 2, 2004.

During October 2005 and continuing into November 2005, the Company’s 10 schools in Florida were impacted by hurricane Wilma. This represents approximately 7% of the Company’s total of 150 schools. As of November 7, 2005, all 10 schools were open. The Company expects that this event will negatively impact the Company’s second quarter 2006 performance. While the Company does not believe that the effects of the hurricane will have a material long term negative impact, the Company cannot be certain of the ongoing local economic impact and its effect on enrollments.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable primarily affected by incentive compensation, rate increases, staffing ratios and enrollment changes. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are incurred in the early years of a schools life which are leveraged as enrollments ramp up.

For the thirteen weeks ended October 1, 2005, personnel cost increased $467,000 or 2.7% versus the thirteen weeks ended October 2, 2004. Personnel cost decreased to 48.3% of revenue for the thirteen weeks ended October 1, 2005 from 48.6% of revenue for the thirteen weeks ended October 2, 2004. Personnel cost improved as a percent of revenue as revenue increases outpaced wage and benefit cost increases in addition to more efficient school labor management.

Total wage, payroll tax and vacation increases accounted for $284,000 and amounted to approximately 1.9% of the total 2.7% increase. Healthcare accounted for $145,000 or 0.8% of the 2.7% increase. Healthcare as a line item increased 15.1% for the thirteen weeks ended October 1, 2005 compared to the thirteen weeks ended October 2, 2004.

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

For the thirteen weeks ended October 1, 2005, school operating costs increased $241,000 or 4.0% versus the thirteen weeks ended October 2, 2004. School operating costs increased to 16.5% of revenue for the thirteen weeks ended October 1, 2005 from 16.4% of revenue for the thirteen weeks ended October 2, 2004.

Expense increases in bad debt, $135,000, program, $105,000, janitorial, $78,000, transportation, $72,000 and utility, $64,000, were partially offset by lower school based marketing, $71,000, supplies, $65,000 and building maintenance, $40,000. The bad debt increase resulted from management efforts to tighten collection practices in certain schools which also may have an impact on enrollment. Increased program expense resulted from the implementation of a new Spanish language curriculum. Janitorial cost increases resulted from emphasis on improved maintenance efforts which was partially offset by lower building maintenance expense. Transportation and utility increases resulted from higher energy costs. Lower school based marketing resulted from a shift to corporate based marketing included in general and administrative expense and not an overall reduction in marketing spending. Supply expense decreases resulted from better vendor relationships and field expense management practices.

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

For the thirteen weeks ended October 1, 2005, rent and other increased $133,000 or 1.3% versus the thirteen weeks ended October 2, 2004. Rent and other decreased to 27.7% of revenue for the thirteen weeks ended October 1, 2005 from 28.3% of revenue for the thirteen weeks ended October 2, 2004.

Expense increase in occupancy, $247,000, and corporate based marketing, $63,000, were partially offset by lower pre-opening $74,000, vehicle and equipment leases, $62,000, and insurance, $59,000. The increase in occupancy costs is due to the addition of one new school in the period as well as the full period effect of two prior year openings in the period, contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate based marketing increased from a shift in school based marketing previously carried in school operating expenses described above. Pre-opening decreased a result of opening one school this period versus two in the prior period. Vehicle and equipment leases decreased due to a reduction in the number of vehicles leased and a reduction in copier and personal computer leases for the schools.

Gross profit

Gross profit for the thirteen weeks ended October 1, 2005 increased $385,000 or 15.9% to $2,809,000 from $2,424,000 for the thirteen weeks ended October 2, 2004. Total gross profit was 7.5% of revenue for the thirteen weeks ended October 1, 2005 and 6.7% of revenue for the thirteen weeks ended October 2, 2004. The change in gross profit for the thirteen weeks ended October 1, 2005, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirteen Weeks Ended		Increase (decrease)	Percent Increase (Decrease)
	October 1, 2005	October 2, 2004
Schools open before June 30, 2004	$2,912	$2,693	$219	8.1%
Schools opened in Fiscal 2005	(52)	(269)	217	80.7
New school in Fiscal 2006	(51)	—	(51)	n/a

	$2,809	$2,424	$385	15.9%

Gross profit from schools opened before June 30, 2004 increased $219,000 or 8.1% during the thirteen weeks ended October 1, 2005 as compared to the same period in the prior year.

Gross profit as a percentage of applicable revenue for these schools increased to 7.9% for the thirteen weeks ended October 1, 2005 from 7.5% for the thirteen weeks ended October 2, 2004. This increase in gross profit as a percentage of applicable revenue is due primarily to tuition increases of approximately 4.0 to 4.5%, offset by decreases in average enrollment and more efficient school labor management offset by wage increases.

The two schools opened in Fiscal 2005 had a decrease in gross losses of $217,000 during the thirteen weeks ended October 1, 2005, as compared to the same period in the prior year, due in part to normal ramp-up in enrollment for schools in their second year of operations as well as an increase in tuition.

One new school opened in Fiscal 2006 had losses of $51,000 for the thirteen weeks ended October 1, 2005, due in part to low enrollments associated with new schools as they enter the normal new school enrollment ramp-up period and $79,000 in pre-opening expenses.

General and administrative expenses

General and administrative expenses for the thirteen weeks ended October 1, 2005 increased $234,000 to $3,522,000 from $3,288,000 for the thirteen weeks ended October 2, 2004.

Expense increases in professional fees, $231,000, consulting, $114,000 and stock options, $80,000 were offset by salary and benefits, $117,000, and recruiting $56,000. Professional fees increased on higher legal and audit fees on higher compliance related costs as well as services for the charter school management business. Consulting costs increased on management’s strategic planning directed efforts. Stock option costs were higher on adoption of new accounting treatment, FASB 123(R), requiring expensing of stock based compensation. Salary and benefits improved on lower head count at corporate headquarters. Recruiting decreased on reduced recruiting needs in the period.

Operating Loss

As a result of the factors mentioned above, operating loss decreased $151,000 to $713,000 for the thirteen weeks ended October 1, 2005 from $864,000 for the thirteen weeks ended October 2, 2004.

Interest expense

Interest expense decreased $312,000 or 44.1% to $396,000 for the thirteen weeks ended October 1, 2005 from $708,000 for the thirteen weeks ended October 2, 2004. The decrease in interest expense is related primarily to the reduction in the retirement of the Company’s $10,000,000 senior subordinated 13.25% notes during the fourth quarter of Fiscal 2005.

Income tax benefit

Income tax benefit for the thirteen weeks ended October 1, 2005 was $415,000 as compared to $577,000 for the thirteen weeks ended October 2, 2004. The Company’s effective tax rate for the thirteen weeks ended October 1, 2005 was 39% as compared to 38% for the thirteen weeks ended October 2, 2005.

Discontinued operations

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
Revenues	$—	$182
Cost of services	108	585

Gross loss	(108)	(403)
Gain on sale of property	—	243

Loss from discontinued operations before income tax benefit	(108)	(160)
Income tax benefit	(42)	(61)

Loss from discontinued operations	$(66)	$(99)

At the end of Fiscal 2004 discontinued operations consisted of twenty schools and one undeveloped property held for sale. Of the twenty schools, nine ceased operations in Fiscal 2004 (eight in the fourth quarter of Fiscal 2004), six ceased operations in Fiscal 2003 and five were placed as held for sale.

Of the fifteen closed schools, eight were subleased, five were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. Of the five vacant schools one vacant school, owned by the Company, was sold during the first quarter of Fiscal 2005. The remaining four continue to be accounted for as discontinued operations as of October 1, 2005.

Of the five operating (held for sale) schools, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they have been included in results from continuing operations since the third quarter of Fiscal 2005. As a result, the Company no longer holds any operating schools for sale.

Discontinued operations consist of 10 subleased or vacant schools for the period ended October 1, 2005 and 11 subleased or vacant schools and one open school for the period ended October 2, 2004.

Net Loss

As a result of the above factors, the Company’s net loss was $713,000 for the thirteen weeks ended October 1, 2005 as compared to $1,040,000 for the thirteen weeks ended October 2, 2004.

Liquidity and Capital Resources

Senior Debt

The Company continues its senior credit relationship with Harris Bank. A Credit Agreement with Harris Bank in the amount of $25,00,000 provides for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment. The Credit Agreement terminates February 20, 2009. As of October 1, 2005 the Term Loan balance was $14,500,000 and the letters of credit outstanding were $1,412,709, As of October 31, 2005 the Term Loan Balance was $14,000,000 as a result of a scheduled principal payment. Since its inception in February 2004 the Company has not had any borrowings in connection with the Revolving Credit Commitment.

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement provides that the Company must meet or exceed defined amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. At October 1, 2005, the Company was in compliance with all required covenants under the Credit Agreement.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations, and amounts available under its Revolving Credit Commitment. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools or addition of new schools. The Company evaluates opportunities from time to time to sell properties to third parties. At October 1, 2005 and October 31, 2005, there were no amounts outstanding under the Revolving Credit Commitment and there was $1,412,709 outstanding for letters of credit. The total unused portion of the Revolving Credit Commitment, after allowance for the letters of credit, at October 1, 2005 was $8,587,000. The Company’s loan covenants under its Credit Agreement limit the amount of senior debt borrowings. At October 1, 2005, the entire unused portion under the Revolving Credit Commitment, after allowance for the letters of credit was available.

Total cash and cash equivalents increased by $1,466,000 to $4,391,000 at October 1, 2005 from $2,925,000 at July 2, 2005. The increase is primarily related to cash provided by operations of $3,033,000 and was offset by $1,083,000 in capital expenditures and $584,000 in repayments on senior debt and notes payable.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows: (dollars in thousands)

	Total	Thirty Nine Weeks Ended July 1, 2006	For Fiscal Year
			2007	2008	2009	2010	Thereafter
Long term debt obligations	$14,500	$1,500	$2,000	$2,000	$9,000	$—	$—
Letters of credit	1,413	1,413	—	—	—	—	—
Swap agreement	68	68		—	—	—	—
Operating leases	207,690	22,485	27,798	25,678	23,235	21,906	86,588
Non-competes and consulting contracts	878	278	300	300	—	—	—

Total	$224,549	$25,744	$30,098	$27,978	$32,235	$21,906	$86,588

The Company’s liability with respect to closed school lease commitments could change if sublessors default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

Capital Expenditures

During the first quarter of Fiscal 2006, the Company placed one new school in operation. The new school opened in the first quarter of Fiscal 2006 was financed by developers and leased to the Company. Capital expenditures for new school development include school equipment, furniture and fixtures, and curricula purchased by the Company for the operations of the school. No additional schools are anticipated to be opened during Fiscal 2006. Funding of capital expenditures for these schools was provided by cash from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2006, this limitation is $7,000,000. Capital expenditures for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, are as follows (dollars in thousands):

	Thirteen Weeks Ended
	October 1, 2005	October 2, 2004
New school development	$145	$237
Renovations and equipment purchases	754	986
Corporate and information systems	184	194

Total capital expenditures	$1,083	$1,417

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

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2005. The following accounting policies are considered critical to the preparation of the Company’s financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

Tuition revenue, net of discounts and other revenue, is recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Tuition payments received from state and local government agencies (which comprise approximately 3% of total revenue) are recognized over the period services are performed and, due to the fact that such agencies pay in arrears, are recorded as receivables from such agencies at the time the service is performed. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenue meets the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had no cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $376,000 and $461,000 at October 1, 2005 and July 2, 2005, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $37,000 and $34,000 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Term Loan has been allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At October 1, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,357,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at October 1, 2005 resulted in a liability of $68,000 and is included as a component of accumulated other comprehensive loss of $42,000, net of taxes.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2005. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 6.	Exhibits

10.1	Form of Incentive Stock Option Certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan

10.2	Form of Non-Qualified Stock Option Agreement (Non-Employee Director), for stock option grants under the Omnibus Incentive Equity compensation Plan

10.3	Form of Non-Qualified Stock Option Agreement (Employee), for stock option grants under the Omnibus Incentive Equity Compensation Plan

10.4	Form of Stock Award Certificate, for stock grants under the Omnibus Incentive Equity Compensation Plan

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated November 15, 2005	By:	/s/ THOMAS FRANK
Thomas Frank Chief Financial Officer (duly authorized officer and principal financial officer)