Form 10-Q
period 2005-12-31
NOBEL LEARNING COMMUNITIES INC
filed 2006-02-14
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at February 6, 2006 was 7,506,973.

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(Unaudited)
	December 31, 2005	July 2, 2005
ASSETS
Cash and cash equivalents	$3,459	$2,925
Accounts receivable, less allowance for doubtful accounts of $775 at December 31, 2005 and $879 at July 2, 2005	2,427	1,980
Deferred tax asset	2,363	2,200
Prepaid assets	4,361	4,915

Total Current Assets	12,610	12,020
Property and equipment, net	24,585	26,007
Goodwill and intangible assets, net	36,829	36,937
Deferred tax asset	2,234	2,212
Note receivable and other assets	988	1,168

Total Assets	$77,246	$78,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,269	$2,281
Accounts payable and other current liabilities	13,460	14,361
Deferred revenue	10,663	10,457

Total Current Liabilities	26,392	27,099

Long-term debt	12,043	13,180
Other long term liabilities	486	675

Total Liabilities	38,921	40,954

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 8,213,280 at December 31, 2005 and 8,160,157 at July 2, 2005, outstanding 3,228,960 at December 31, 2005 and 3,175,837 at July 2, 2005 $12,146 and $11,897 aggregate liquidation preference at December 31, 2005 and July 2, 2005, respectively.	3	3
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 7,506,307 at December 31, 2005 and 7,486,807 at July 2, 2005, outstanding 7,469,597 at December 31, 2005 and 7,450,097 at July 2, 2005	8	8

Treasury stock, cost; 36,710 shares at December 31, 2005 and July 2, 2005	(375)	(375)
Additional paid-in capital	51,919	51,302
Accumulated deficit	(13,208)	(13,501)
Accumulated other comprehensive loss	(22)	(47)

Total Stockholders’ Equity	38,325	37,390

Total Liabilities and Stockholders’ Equity	$77,246	$78,344

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Revenues	$42,299	$41,288	$79,801	$77,564

Personnel costs	19,755	19,545	37,853	37,176
School operating costs	6,021	5,914	12,227	11,879
Rent and other	10,414	10,159	20,802	20,421

Cost of services	36,190	35,618	70,882	69,476

Gross profit	6,109	5,670	8,919	8,088

General and administrative expenses	3,675	3,180	7,197	6,463

Operating income	2,434	2,490	1,722	1,625
Interest expense	378	699	774	1,408
Other income	(79)	(37)	(126)	(91)

Income from continuing operations before income taxes	2,135	1,828	1,074	308
Income tax expense	833	694	419	117

Income from continuing operations	1,302	1,134	655	191
Loss from discontinued operations, net of income tax effect	(68)	(135)	(134)	(233)

Net income (loss)	1,234	999	521	(42)
Preferred stock dividends	127	169	228	348

Net income (loss) available to common stockholders	$1,107	$830	$293	$(390)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.14	$0.06	$(0.03)
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Income (loss) per share	$0.15	$0.12	$0.04	$(0.06)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.13	$0.11	$0.07	$(0.03)
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)

Income (loss) per share	$0.12	$0.10	$0.05	$(0.06)

Weighted average common shares outstanding:
Basic	7,469	6,748	7,463	6,695
Diluted	9,930	9,635	9,921	6,695

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Twenty Six Weeks Ended December 31, 2005

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Total
July 2, 2005	3,175,837	$3	7,486,807	$8	$(375)	$51,302	$(13,501)	$(47)	$37,390

Comprehensive income:
Net income	—	—	—	—	—	—	521	—	521
Swap contract, net of tax	—	—	—	—	—	—	—	25	25

Total comprehensive income									546
Issuance of preferred stock	53,123	0	—	—	—	250	—	—	250
Stock option compensation expense	—	—	—	—	—	218	—	—	218
Stock options exercised			19,500	0	—	149	—	—	149
Preferred dividends	—	—	—	—	—	—	(228)	—	(228)

December 31, 2005	3,228,960	$3	7,506,307	$8	$(375)	$51,919	$(13,208)	$(22)	$38,325

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	December 31, 2005	January 1, 2005
Cash Flows from Operating Activities:
Net income (loss)	$521	$(42)

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and amortization	2,925	3,082
Gain on sale of property	—	(224)
Provision for losses on accounts receivable	409	292
Stock option compensation	218	—
Other	(234)	785

Changes in Assets and Liabilities:
Accounts receivable	(855)	(231)
Prepaid assets	553	(77)
Other assets and liabilities	180	171
Deferred revenue	692	830
Accounts payable and accrued expenses	(973)	(2,665)

Total Adjustments	2,915	1,963

Net Cash Provided by Operating Activities	3,436	1,921

Cash Flows from Investing Activities:
Purchases of capital expenditures	(1,902)	(2,320)
Proceeds from sale of property and equipment	—	2,237
Payment on note receivable	—	229

Net Cash (Used in) Provided by Investing Activities	(1,902)	146

Cash Flows from Financing Activities:
Repayment of long term debt	(1,149)	(3,423)
Cash overdraft	—	1,257
Proceeds from exercise of stock options	149	187
Dividends paid to preferred stockholders	—	(41)

Net Cash Used in Financing Activities	(1,000)	(2,020)

Net increase in cash and cash equivalents	534	47
Cash and cash equivalents at beginning of period	2,925	2,716

Cash and cash equivalents at end of period	$3,459	$2,763

Supplemental disclosure of cash flow information:
Interest	$541	$1,159
Income taxes, net	$41	$11

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the twenty six weeks ended December 31, 2005 and January 1, 2005

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 31, 2005 and results of operations for the thirteen and twenty six weeks ended December 31, 2005 and January 1, 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Period. References to Fiscal 2006 and Fiscal 2005 are to the 52 weeks ending July 1, 2006 and to the 52 weeks ended July 2, 2005, respectively. References to Fiscal 2004 are to the 53 weeks ending July 3, 2004. The second quarter of Fiscal 2006 and Fiscal 2005 are comprised of 13 weeks each.

Reclassifications. The Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended January 1, 2005 to reflect discontinued operations and the reclassification of properties held for sale. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Discontinued operations consist of 10 subleased or vacant schools for the period ended December 31, 2005 and 11 subleased or vacant schools and one open school for the period ended January 1, 2005.

Note 2 - Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s convertible preferred stock and the exercise of options and warrants if such shares are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. Because the Company was in a loss position for the twenty six weeks ended January 1, 2005, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding during the twenty six weeks ended January 1, 2005 were not included in the computation of diluted earnings per share as they were antidilutive. Loss per share is computed as follows (dollars and average common stock outstanding in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Basic income (loss) per share:
Net income (loss)	$1,234	$999	$521	$(42)
Less preferred dividends	127	169	228	348

Income (loss) available for common stock	1,107	830	293	(390)

Average common stock outstanding	7,469	6,748	7,463	6,695

Basic income (loss) per share	$0.15	$0.12	$0.04	$(0.06)

Diluted income (loss) per share:
Income (loss) available for common stock and dilutive securities	$1,234	$999	$521	$(390)
Average common stock outstanding	7,469	6,748	7,463	6,695
Convertible preferred stock, options and warrants	2,461	2,887	2,458	—

Average common stock and dilutive securities outstanding	9,930	9,635	9,921	6,695

Diluted income (loss) per share	$0.12	$0.10	$0.05	$(0.06)

Note 3. Discontinued Operations

During the second quarter of Fiscal 2006, discontinued operations consisted of ten schools, seven subleased and three vacant.

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Revenues	$—	$159	$—	$341
Cost of services	112	290	220	875

Gross loss	(112)	(131)	(220)	(534)
(Loss) Gain on sale of property	—	(86)	—	157

Loss from discontinued operations before income tax benefit	(112)	(217)	(220)	(377)
Income tax benefit	(44)	(82)	(86)	(144)

Loss from discontinued operations	$(68)	$(135)	$(134)	$(233)

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

At December 31, 2005 and July 2, 2005, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	December 31, 2005	July 2, 2005
Goodwill	$36,639	$36,639
Non-compete	3,198	3,198
Other	1,276	1,276

	41,113	41,113
Accumulated amortization	(4,284)	(4,176)

Total Goodwill and intangible assets, net	$36,829	$36,937

Amortization expense was $53,000 and $58,000 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, and $108,000 and $132,000 for the twenty six weeks ended December 31, 2005 and January 1, 2005, respectively

Note 5 – Stock Based Compensation

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

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized in the thirteen and twenty six weeks ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Twenty Six
	Weeks Ended
	December 31,	Fiscal Year
	2005	2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	44.9%	48.1%
Risk-free interest rate	4.2%	3.0% -3.1%
Weighted average expected life of options	6 years	4 years

Stock-based compensation expense included in the statement of operations for the thirteen and twenty six weeks ended December 31, 2005 was approximately $138,000 and $218,000, respectively. As of December 31, 2005, there was approximately $943,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.9 years.

The following table illustrates the effect on net income and earnings per share for thirteen weeks and twenty six weeks ended January 1, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands).

	Thirteen Weeks Ended January 1, 2005	Twenty Six Weeks Ended January 1, 2005
Net income (loss) - As reported	$999	$(42)
Add: stock based compensation included in net income (loss) as reported	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(347)	(397)

Pro Forma net income (loss)	$652	$(439)

Basic income (loss) per share - as reported	$0.12	$(0.06)
Basic income (loss) per share - pro forma	$0.07	$(0.12)
Diluted income (loss) per share - as reported	$0.10	$(0.06)
Diluted income (loss) per share - pro forma	$0.06	$(0.12)

A summary of option activity under the Company’s employee stock option plans as of December 31, 2005, and changes during the twenty six weeks then ended is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at July 2, 2005	577,532	$6.38	6.11
Plus options granted	143,100	$9.38	9.78
Less:
Options exercised	(19,500)	$7.66
Options canceled or expired	(2,550)	$10.89

Options outstanding at December 31, 2005	698,582	$6.94	7.77	$1,744,000

Options exercisable at December 31, 2005	389,582	$6.45	3.74	$1,163,000

Note 6 – Closed School Lease Reserves

As required by Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of December 31, 2005, the remaining reserves for closed schools primarily reflect the present value of future rent payments for closed facilities. The leases on the closed schools expire between fiscal year 2010 and 2016.

The closed school reserve at July 2, 2005 was $2,670,000. During the twenty six weeks ended December 31, 2005, the Company utilized $329,000 of the reserve for closed school lease payments. In addition, the Company reversed $897,000 for one school in the reserve and increased the reserve for two closed schools in the amounts of $797,000 and $100,000, as described below. At December 31, 2005, the closed school reserve was $2,341,000.

During the second quarter of Fiscal 2006 the Company was successful in subleasing a location closed in the fourth quarter of Fiscal 2004 for its entire remaining primary lease period and the full amount of primary lease related payments. At the time of the closure, the Company reserved future lease payments in accordance with SFAS 146. Based on this successful sublease, the Company re-evaluated its obligation for future lease payments and determined it is reasonable to conclude no lease payment reserve was currently required. During the thirteen weeks ended December 31, 2005, the Company reversed the remaining balance of $897,000 resulting in a gain in discontinued operations of $897,000.

Also during the second quarter of Fiscal 2006, the Company received notice under a previously subleased property that the existing sub-lessor intends to exit the sublease 2 years prior to its contract termination. The annual rents under this sublease are $789,000 and extend through 2015. At this time the Company has determined under the guidance of SFAS 146 that it is appropriate to calculate a reserve for future lease payments. As such, the Company has determined that a reserve of $797,000 charged to discontinued operations during the thirteen weeks ended December 31, 2005 is appropriate based on the information available as of the filing of this report on Form 10-Q.

In addition, the Company received additional information related to another of its closed locations which has not been subleased. The landlord has received a bona fide offer to purchase the property which will relieve the Company of its entire future lease obligations if completed. In order to move toward execution of this agreement of sale, the Company has committed to a buyout of its lease contract. Based on the available information and the expected time of closing on the sale of the property the Company has reevaluated its future lease payments and determined future lease payment reserve of $460,000 is appropriate. As such, the Company has determined an additional reserve of $100,000 is required to be charged to discontinued operations during the thirteen weeks ended December 31, 2005 based on the information available as of the filing of this report on Form 10-Q.

Note 7 – Commitments and Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. The Company currently believes that the ultimate outcome of all such pending matters will not have a material adverse effect on the Company’s consolidated financial position. The significance of these pending matters on the Company’s future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have insurance sublimits per claim in the general liability coverage. In addition due to the hurricanes experienced during 2005 the Company may be limited in the coverages it can obtain or afford to obtain in certain areas of the country.

Note 8 – Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At December 31, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,357,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2005 resulted in a liability of $35,000 and is included as a component of Accumulated Other Comprehensive Loss of $22,000, net of taxes.

Note 9 – New Accounting Pronouncements

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted but not required. The Company has not yet determined what impact the adoption of FSP 13-1 will have on its results of operations.

Note 10 – Segment Information

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

The table below presents information about the financial results and condition of the Company’s operating segments for the thirteen and twenty six weeks ended December 31, 2005 and January 1, 2005, respectively (dollars in thousands):

	Thirteen Weeks ended December 31, 2005				Thirteen Weeks ended January 1, 2005
	Private				Private
	Schools	Other	Corporate	Total	Schools	Other	Corporate	Total
Revenues	$41,769	$530	$—	$42,299	$40,729	$559	$—	$41,288
School operating income	5,891	218	—	6,109	5,584	86	—	5,670
Depreciation and amortization:
Continuing operations	$1,167	$116	$181	1,464	1,366	116	131	1,613
Discontinued operations	—	—	—	—	—	—	—	—

Total depreciation and amortization	$1,167	$116	$181	$1,464	$1,366	$116	$131	$1,613

	Twenty Six Weeks ended December 31, 2005				Twenty Six Weeks ended January 1, 2005
	Private				Private
	Schools	Other	Corporate	Total	Schools	Other	Corporate	Total
Revenues	$78,726	$1,075	$—	$79,801	$76,426	$1,138	$—	$77,564
School operating income	8,480	439	—	8,919	7,775	313	—	8,088
Depreciation and amortization:
Continuing operations	$2,350	$232	$343	2,925	2,538	231	253	3,022
Discontinued operations	—	—	—	—	60	—	—	60

Total depreciation and amortization	$2,350	$232	$343	$2,925	$2,598	$231	$253	$3,082

Goodwill	$36,639	—	—	$36,639	$36,639	—	—	$36,639
Segment assets
Continuing operations	$73,235	$1,307	$2,704	$77,246	$74,878	$1,770	$5,244	$81,892
Discontinued operations	—	—	—	—	46	—	—	46

Total assets	$73,235	$1,307	$2,704	$77,246	$74,924	$1,770	$5,244	$81,938

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 2, 2005.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and may include statements regarding: opportunities for growth; the number of pre-elementary and elementary schools expected to be added in future years; the profitability of newly opened schools; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; and changes in operating systems and policies. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects” or similar expressions are used in this Quarterly Report on Form 10-Q, the Company is making forward-looking statements.

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to execute successfully its growth strategy;

•	the effects of general economic conditions, including interest and inflation rates, and world events;

•	competitive conditions in the pre-elementary and elementary school education and services industry; including advertising and tuition price sensitivity;

•	competitive conditions in the charter school management business;

•	delays in new school openings or lower than expected enrollments;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	government regulations affecting student/teacher ratios;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	decisions by local school systems which may adversely effect acceptance of course credits from our special purpose high schools;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and performance of acquired businesses;

•	the Company’s ability to successfully implement new school information systems and technology;

•	new regulations or changes in accounting requirements and standards and/or new interpretations of existing regulations or standards;

•	taxes, laws and regulations affecting the Company in markets where it competes;

•	environmental related disasters that could affect schools in areas impacted by such disasters;

•	the Company’s ability to obtain additional financing or capital required to implement fully its business plan;

•	the Company’s ability to defend itself in any litigation;

•	the growth of competitors in our markets and their tactics to recruit our employees; and

•	the effect of FSP 13-1 on the Company’s financial statements, if any.

Negative developments in these areas could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending June 30, 2007 (depending on the market capitalization test to be performed at December 31, 2006), Section 404 of the Sarbanes-Oxley Act of 2002 may require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

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

Results of Operations

At December 31, 2005, the Company operated 150 schools. Since July 2, 2005, the Company has opened one pre-elementary school. School counts for the twenty six weeks ended December 31, 2005 and January 1, 2005 are as follows:

	Twenty Six Weeks Ended
	December 31,	January 1,
	2005	2005
Number of schools at the beginning of period	149	149
Openings	1	2
Closures	—	—

Number of schools at the end of the period	150	151

The following table sets forth certain statement of operations data as a percent of revenue for the thirteen and twenty six weeks ended December 31, 2005 and January 1, 2005 (dollars in thousands):

	Thirteen		Thirteen		Change
	Weeks Ended		Weeks Ended		Amount	Percent
	December 31,	Percent of	January 1,	Percent of	Increase/	Increase
	2005	Revenues	2005	Revenues	(Decrease)	(Decrease)
Revenues	$42,299	100.0%	$41,288	100.0%	$1,011	2.4%

Personnel costs	19,755	46.7	19,545	47.3	210	1.1
School operating costs	6,021	14.2	5,914	14.4	107	1.8
Rent and other	10,414	24.6	10,159	24.6	255	2.5

Cost of services	36,190	85.6	35,618	86.3	572	1.6

Gross profit	6,109	14.4	5,670	13.7	439	7.7
General and administrative expenses	3,675	8.6	3,180	7.7	495	15.6

Operating income	$2,434	5.8%	$2,490	6.0%	$(56)	(2.2)%

	Twenty Six		Twenty Six		Change
	Weeks Ended		Weeks Ended		Amount	Percent
	December 31,	Percent of	January 1,	Percent of	Increase/	Increase
	2005	Revenues	2005	Revenues	(Decrease)	(Decrease)
Revenues	$79,801	100.0%	$77,564	100.0%	$2,237	2.9%

Personnel costs	37,853	47.4	37,176	47.9	677	1.8
School operating costs	12,227	15.3	11,879	15.3	348	2.9
Rent and other	20,802	26.1	20,421	26.4	381	1.9

Cost of services	70,882	88.8	69,476	89.6	1,406	2.0

Gross profit	8,919	11.2	8,088	10.4	831	10.3
General and administrative expenses	7,197	9.0	6,463	8.3	734	11.4

Operating income	$1,722	2.2%	$1,625	2.1%	$97	6.0%

Revenue

Revenue for the thirteen weeks ended December 31, 2005 increased $1,011,000 or 2.4% to $42,299,000 from $41,288,000 for the thirteen weeks ended January 1, 2005. Revenue for the twenty six weeks ended December 31, 2005 increased $2,237,000 or 2.9% to $79,801,000 from $77,564,000 for the twenty weeks ended January 1, 2005. The revenue increase for the thirteen weeks and twenty six weeks ended December 31, 2005 as compared to the same period in the prior year is as follows, respectively (dollars in thousands):

	For the Thirteen Weeks Ended			Percent
	December 31,	January 1,	Increase	Increase
	2005	2005	(Decrease)	(Decrease)
Schools open before June 30, 2004	$41,358	$40,846	$512	1.3%
Schools opened in Fiscal 2005	583	442	141	31.9
New schools in Fiscal 2006	358	—	358	n/a

	$42,299	$41,288	$1,011	2.4%

	For the Twenty Six Weeks Ended			Percent
	December 31,	January 1,	Increase	Increase
	2005	2005	(Decrease)	(Decrease)
Schools open before June 30, 2004	$78,194	$76,906	$1,288	1.7%
Schools opened in Fiscal 2005	1,102	658	444	67.5
New schools in Fiscal 2006	505	—	505	n/a

	$79,801	$77,564	$2,237	2.9%

Revenue for schools opened before June 30, 2004 increased $512,000 or 1.3% during the thirteen weeks ended December 31, 2005 as compared to the same period in the prior year.

For the comparative thirteen week periods, revenue increases for schools opened prior to June 30, 2004 were due primarily to average tuition increases of approximately 4.0% to 4.5% offset by a decrease in average enrollments. Schools that opened in Fiscal 2005 had an increase in revenue of $141,000 during the thirteen weeks ended December 31, 2005 due to normal ramp-up in enrollment for new schools and the annual tuition increase disclosed previously.

The one new school opened in Fiscal 2006 added revenue of $358,000 during the thirteen weeks ended December 31, 2005.

Revenue for schools opened before June 30, 2004 increased $1,288,000 or 1.7% during the twenty six weeks ended December 31, 2005 as compared to the same period in the prior year.

For the comparative twenty six week periods, revenue increases for schools opened prior to June 30, 2004 were due primarily to average tuition increases of approximately 4.0% to 4.5% offset by a decrease in average enrollments. Schools that opened in Fiscal 2005 had an increase in revenue of $444,000 during the twenty six weeks ended December 31, 2005 due to normal ramp-up in enrollment for newer schools and the annual tuition increase disclosed previously.

The one new school opened in Fiscal 2006 added revenue of $505,000 during the twenty six weeks ended December 31, 2005.

Revenue trends

Comparable private schools revenue increased 1.6% for the thirteen weeks ended December 31, 2005 over the thirteen weeks ended January 1, 2005 and increased 2.2% for the twenty six weeks ended December 31, 2005 over the twenty six weeks ended January 1, 2005.

During October 2005 and continuing into November 2005, the Company’s 10 schools in Florida were impacted by hurricane Wilma. This represents approximately 7% of the Company’s total of 150 schools. As of November 7, 2005, all 10 schools were open. This event negatively impacted the Company’s second quarter 2006 performance. The estimate of revenue lost while schools were closed during the second quarter 2006 is approximately $100,000 due to the effects of hurricane Wilma. While the Company does not believe that the effects of the hurricane will have a material long term negative impact, the Company cannot be certain of the ongoing local economic impact and its effect on enrollments.

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

For the thirteen weeks ended December 31, 2005, personnel cost increased $210,000 or 1.1% versus the thirteen weeks ended January 1, 2005. Personnel cost decreased to 46.7% of revenue for the thirteen weeks ended December 31, 2005 from 47.3% of revenue for the thirteen weeks ended January 1, 2005. Personnel cost improved as a percent of revenue as revenue increases outpaced wage and benefit cost increases in addition to efficient school labor management.

Total wage, payroll tax and vacation increases accounted for $57,000 and amounted to approximately 0.3% of the total 1.1% increase. Healthcare accounted for $117,000 or 0.6% of the 1.1% increase. Healthcare as a line item increased 13.0% for the thirteen weeks ended December 31, 2005 compared to the thirteen weeks ended January 1, 2005. The remaining 0.2% of the increase resulted from increased estimated operating bonus accruals.

For the twenty six weeks ended December 31, 2005, personnel cost increased $677,000 or 1.8% versus the twenty six weeks ended January 1, 2005. Personnel cost decreased to 47.4% of revenue for the twenty six weeks ended December 31, 2005 from 47.9% of revenue for the twenty six weeks ended January 1, 2005. Personnel cost improved as a percent of revenue as revenue increases outpaced wage and benefit cost increases in addition to efficient school labor management.

Total wage, payroll tax and vacation increases accounted for $279,000 and amounted to approximately 0.8% of the total 1.8% increase. Healthcare accounted for $262,000 or 0.7% of the 1.8% increase. Healthcare as a line item increased 14.1% for the twenty six weeks ended December 31, 2005 compared to the twenty six weeks ended January 1, 2005. The remaining 0.4% of the increase resulted from increased estimated operating bonus accruals.

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

For the thirteen weeks ended December 31, 2005, school operating costs increased $107,000 or 1.8% versus the thirteen weeks ended January 1, 2005. School operating costs decreased to 14.2% of revenue for the thirteen weeks ended December 31, 2005 from 14.4% of revenue for the thirteen weeks ended January 1, 2005.

Expense increases in bad debt of $58,000, program cost of $41,000, food of $87,000, and utilities of $140,000, were partially offset by lower school based marketing of $69,000, and costs related to operations of The Activities Club (TAC), $147,000 (TAC ceased business in Fiscal 2005). The bad debt cost increase resulted primarily from management efforts to tighten collection practices and bad debt reserve evaluation in certain schools which also may have had a negative impact on enrollment. Increased program cost resulted from the implementation of a new Spanish language curriculum. Food cost increases resulted from higher food costs and lower reimbursement rates in certain states. Utility increases resulted from higher energy costs and improved services to schools as the Company rolled out broadband service to its school base to support its new information technology system efforts, see information technology below. Lower school based marketing costs resulted from a shift to corporate based marketing included in rent and other expense and not an overall reduction in marketing spending.

For the twenty six weeks ended December 31, 2005, school operating costs increased $348,000 or 2.9% versus the twenty six weeks ended January 1, 2005. School operating costs as a percent of revenue for the twenty six weeks ended December 31, 2005 of 15.3% remained the same as the twenty six weeks ended January 1, 2005.

Expense increases in bad debt of $193,000, program cost of $150,000, food of $112,000, transportation of $75,000 and utilities of $237,000, were partially offset by lower school based marketing of $140,000, supplies of $109,000 and costs related to operations of The Activities Club (TAC) of $182,000 (TAC ceased business in Fiscal 2005). The bad debt cost increase resulted primarily from management efforts to tighten collection practices and bad debt reserve evaluation in certain schools which also may have had a negative impact on enrollment. Increased program cost resulted from the implementation of a new Spanish language curriculum. Food cost increases resulted from higher food costs and lower reimbursement rates in certain states. Transportation and utility increases resulted from higher energy costs and improved services to schools as the Company rolled out broadband service to its school base to support its new information technology system efforts, see information technology below. Lower school based marketing resulted from a shift to corporate based marketing included in rent and other expense and not an overall reduction in marketing spending. Supply expense decreases resulted from better vendor relationships and field expense management practices.

Rent and other

Rent and other costs primarily include property rent and property taxes, workmen’s compensation insurance and property insurance, depreciation and amortization, regional marketing, vehicle and equipment rent, and school pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives or a ramp up in school openings.

For the thirteen weeks ended December 31, 2005, rent and other increased $255,000 or 2.5% versus the thirteen weeks ended January 1, 2005. Rent and other was at 24.6% of revenue for the thirteen weeks ended December 31, 2005 and for the thirteen weeks ended January 1, 2005.

Expense increases in occupancy of $283,000, corporate based marketing of $105,000 and insurance of $95,000 were partially offset by lower pre-opening costs of $28,000 and depreciation of $199,000. The increase in occupancy costs is due to the addition of one new school in the period as well as the full period effect of two prior year openings in the period, contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate based marketing increased from a shift in school based marketing previously carried in school operating expenses described above. Insurance expense increased due to a change in estimates of self insurance losses. Pre-opening costs decreased as a result of opening one school this period versus two in the prior period. Lower depreciation was due to lower capital spending rates in the period.

For the twenty six weeks ended December 31, 2005, rent and other increased $381,000 or 1.9% versus the twenty six weeks ended January 1, 2005. Rent and other decreased to 26.1% of revenue for the twenty six weeks ended December 31, 2005 as compared to 26.4% for the twenty six weeks ended January 1, 2005.

Expense increase in occupancy of $526,000, and corporate based marketing of $222,000, were partially offset by lower pre-opening costs of $102,000 and vehicle and equipment lease costs of $84,000. The increase in occupancy costs is due to the addition of one new school in the period as well as the full period effect of two prior year openings in the period, contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate based marketing increased from a shift in school based marketing previously carried in school operating expenses described above. Pre-opening costs decreased as a result of opening one school this period versus two in the prior period. Lower depreciation, vehicle and, equipment leases were due to lower capital spending rates in the period, a reduction in the number of vehicles leased and a reduction in copier and personal computer leases for the schools.

Gross profit

Gross profit for the thirteen weeks ended December 31, 2005 increased $439,000 or 7.7% to $6,109,000 from $5,670,000 for the thirteen weeks ended January 1, 2005. Total gross profit increased to 14.4% of revenue for the thirteen weeks ended December 31, 2005 compared to 13.7% of revenue for the thirteen weeks ended January 1, 2005.

Gross profit for the twenty six weeks ended December 31, 2005 increased $831,000 or 10.3% to $8,919,000 from $8,088,000 for the twenty six weeks ended January 1, 2005. Total gross profit increased to 11.2% of revenue for the twenty six weeks ended December 31, 2005 compared to 10.4% of revenue for the twenty six weeks ended January 1, 2005.

The change in gross profit for the thirteen weeks and twenty six weeks ended December 31, 2005, as compared to the same periods in the prior year, is as follows (dollars in thousands):

	For the Thirteen Weeks Ended			Percent
	December 31,	January 1,	Increase	Increase
	2005	2005	(Decrease)	(Decrease)
Schools open before June 30, 2004	$6,034	$5,746	$288	5.0%
Schools opened in Fiscal 2005	6	(76)	82	107.9
New schools in Fiscal 2006	69	—	69	n/a

	$6,109	$5,670	$439	7.7%

	For the Twenty Six Weeks Ended			Percent
	December 31,	January 1,	Increase	Increase
	2005	2005	(Decrease)	(Decrease)
Schools open before June 30, 2004	$8,947	$8,432	$515	6.1%
Schools opened in Fiscal 2005	(45)	(344)	299	86.9
New schools in Fiscal 2006	17	—	17	n/a

	$8,919	$8,088	$831	10.3%

Gross profit from schools opened before June 30, 2004 increased $288,000 or 5.0% during the thirteen weeks ended December 31, 2005 as compared to the same period in the prior year. Gross profit as a percentage of applicable revenue for these schools increased to 14.6% for the thirteen weeks ended December 31, 2005 from 14.1% for the thirteen weeks ended January 1, 2005. This increase in gross profit as a percentage of applicable revenue is due primarily to tuition increases of approximately 4.0 to 4.5%, offset by decreases in average enrollment and more efficient school labor management offset by wage and health insurance increases.

The two schools opened in Fiscal 2005 had a decrease in gross losses of $82,000 during the thirteen weeks ended December 31, 2005, as compared to the same period in the prior year, due in part to normal ramp-up in enrollment for schools in their second year of operations, as well as an increase in tuition.

One new school opened in Fiscal 2006 contributed $69,000 in gross profit for the thirteen weeks ended December 31, 2005.

Gross profit from schools opened before June 30, 2004 increased $515,000 or 6.1% during the twenty six weeks ended December 31, 2005 as compared to the same period in the prior year. Gross profit as a percentage of applicable revenue for these schools increased to 11.4% for the twenty six weeks ended December 31, 2005 from 11.0% for the twenty six weeks ended January 1, 2005. This increase in gross profit as a percentage of applicable revenue is due primarily to tuition increases of approximately 4.0 to 4.5%, offset by decreases in average enrollment and more efficient school labor management offset by wage and health insurance increases.

The two schools opened in Fiscal 2005 had a decrease in gross losses of $299,000 during the twenty six weeks ended December 31, 2005, as compared to the same period in the prior year, due in part to normal ramp-up in enrollment for schools in their second year of operations, as well as an increase in tuition.

One new school opened in Fiscal 2006 contributed $17,000 in gross profit for the twenty six weeks ended December 31, 2005.

General and administrative expenses

General and administrative expenses for the thirteen weeks ended December 31, 2005 increased $495,000 to $3,675,000 from $3,180,000 for the thirteen weeks ended January 1, 2005. General and administrative expenses for the twenty six weeks ended December 31, 2005 increased $734,000 to $7,197,000 from $6,463,000 for the twenty six weeks ended January 1, 2005.

General and administrative expenses increases for the thirteen weeks ended December 31, 2005 are related to telephone of $148,000, professional fees of $61,000, corporate depreciation of $50,000, computer supplies of $76,000, training and seminars cost of $36,000 and stock compensation expense of $138,000. The increase in telephone expense is related to lower Fiscal 2005 costs when the Company recorded a reversal of expense of $154,000 for a disputed billing from a former internet service provider positively impacting Fiscal 2005 general and administrative costs. The reserve for the internet service provider dispute was charged to general and administrative expense during Fiscal 2004. Professional fees increased on higher legal and audit fees on higher SOX related requirements and compliance costs, as well as services for the charter school management business. Corporate depreciation and computer supplies increased due to information technology initiatives. Stock compensations costs are included in the Company’s results for the first time during Fiscal 2006 on adoption of new accounting treatment, FASB 123(R), requiring expensing of stock based compensation

General and administrative expenses increases for the twenty six weeks ended December 31, 2005 are related to telephone expense of $144,000, professional fees of $293,000, consulting of $165,000, corporate depreciation of $90,000, computer supplies of $107,000 and stock compensation expense of $218,000 were offset by salary and benefits of $140,000, and a reduction in recruiting and relocation cost of $117,000. The increase in telephone expense is related to lower Fiscal 2005 costs when the Company recorded a reversal of expense of $154,000 for a disputed billing from a former internet service provider positively impacting Fiscal 2005 general and administrative costs. The reserve for the internet service provider dispute was charged to general and administrative expense during Fiscal 2004. Professional fees increased on higher legal and audit fees on higher SOX related requirements and compliance costs, as well as services for the charter school management business. Consulting costs increased on expenses related to the development of the Company’s long term strategic plan. Corporate depreciation and computer supplies increased due to information technology initiatives. Stock compensation costs are included in the Company’s results for the first time during Fiscal 2006 on adoption of new accounting treatment, FASB 123(R), requiring expensing of stock based compensation. Salary and benefits improved on temporarily lower head count due to unfilled positions at corporate headquarters. Recruiting and relocation decreased on reduced recruiting activity in the period.

Operating Income

As a result of the factors mentioned above, operating income decreased $56,000 to $2,434,000 for the thirteen weeks ended December 31, 2005 from $2,490,000 for the thirteen weeks ended January 1, 2005. Operating income increased $97,000 to $1,722,000 for the twenty six weeks ended December 31, 2005 from $1,625,000 for the twenty six weeks ended January 1, 2005.

Interest expense

Interest expense decreased $321,000 or 45.9% to $378,000 for the thirteen weeks ended December 31, 2005 from $699,000 for the thirteen weeks ended January 1, 2005. For the twenty six weeks ended December 31, 2005 interest expense decreased $634,000 or 45.0% to $774,000 from $1,408,000 for the twenty six weeks ended January 1, 2005. The decrease in interest expense is related primarily to the retirement of the Company’s $10,000,000 senior subordinated 13.25% notes during the fourth quarter of Fiscal 2005, which was partially offset by an increase in senior debt at that time of $4,700,000.

Income tax benefit

Income tax expense for the thirteen weeks ended December 31, 2005 was $833,000 as compared to $694,000 for the thirteen weeks ended January 1, 2005. Income tax expense for the twenty six weeks ended December 31, 2005 was $419,000 as compared to $117,000 for the twenty six weeks ended January 1, 2005. The Company’s effective tax rate for the thirteen and the twenty six weeks ended December 31, 2005 was 39% as compared to 38% for the same periods in the prior year.

Discontinued operations

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Revenues	$—	$159	$—	$341
Cost of services	112	290	220	875

Gross loss	(112)	(131)	(220)	(534)
(Loss) Gain on sale of property	—	(86)	—	157

Loss from discontinued operations before income tax benefit	(112)	(217)	(220)	(377)
Income tax benefit	(44)	(82)	(86)	(144)

Loss from discontinued operations	$(68)	$(135)	$(134)	$(233)

Discontinued operations consist of 10 subleased or vacant schools for the period ended December 31, 2005 and 11 subleased or vacant schools and one open school for the period ended January 1, 2005.

Net Income (Loss)

As a result of the above factors, the Company’s net income was $1,234,000 for the thirteen weeks ended December 31, 2005 as compared to $999,000 for the thirteen weeks ended January 1, 2005. For the twenty six weeks ended December 31, 2005, the Company’s net income was $521,000 as compared to a net loss of $42,000 for the twenty six weeks ended January 1, 2005.

Liquidity and Capital Resources

Senior Debt

The Company’s Credit Agreement with Harris Bank in the amount of $25,000,000 provides for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment. The Credit Agreement terminates February 20, 2009. As of December 31, 2005 the Term Loan balance was $14,000,000 and the letters of credit outstanding were $1,413,000. As of February 1, 2006 the Term Loan Balance was $13,500,000 as a result of a scheduled principal payment. Since the inception in February 2004 of the Harris Bank relationship the Company has not had any borrowings in connection with the Revolving Credit Commitment.

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the Credit Agreement provides that the Company must meet or exceed defined amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. At December 31, 2005, the Company was in compliance with all required covenants under the Credit Agreement.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations, and amounts available under its Revolving Credit Commitment. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools or addition of new schools. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. The Company evaluates opportunities from time to time to sell properties or operations to third parties. At December 31, 2005 and February 1, 2006, there were no amounts outstanding under the Revolving Credit Commitment and there was $1,413,000 outstanding for letters of credit at December 31, 2005 and $1,263,000 at February 1, 2006. The total unused portion of the Revolving Credit Commitment, after allowance for the letters of credit, at December 31, 2005 was $8,587,000 and at February 1, 2006 was $8,737,000. The Company’s loan covenants under its Credit Agreement limit the amount of senior debt borrowings. At December 31, 2005, $5,320,000 of the unused portion under the Revolving Credit Commitment was available, after allowance for the letters of credit was available.

Total cash and cash equivalents increased by $534,000 to $3,459,000 at December 31, 2005 from $2,925,000 at July 2, 2005. The increase is primarily related to cash provided by operations of $3,436,000 and was offset by $1,902,000 in capital expenditures and $1,149,000 in repayments on senior debt and notes payable.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows (dollars in thousands):

		Twenty Six Weeks Ended	For Fiscal Year
	Total	July 1, 2006	2007	2008	2009	2010	Thereafter
Long term debt obligations	$14,000	$1,000	$2,000	$2,000	$9,000	$—	$—
Letters of credit	1,413	1,413	—	—	—	—	—
Swap agreement	35	35	—	—	—	—	—
Operating leases	209,601	13,256	27,094	25,113	23,437	21,568	99,133
Non-competes and consulting contracts	750	150	300	300	—	—	—

Total	$225,799	$15,854	$29,394	$27,413	$32,437	$21,568	$99,133

The Company’s liability with respect to closed school lease commitments could change if sub-lessor defaults under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

During the second quarter of Fiscal 2006 the Company was successful in subleasing a location closed in the fourth quarter of Fiscal 2004 for its entire remaining primary lease period and the full amount of primary lease related payments. At the time of the closure the Company reserved future lease payments in accordance with SFAS146. Based on this successful sublease, the Company re-evaluated its obligation for future lease payments and determined it is reasonable to conclude no lease payment reserve was currently required. During the thirteen weeks ended December 31, 2005, the Company reversed the remaining balance of $897,000 resulting in a gain in discontinued operations of $897,000.

Also during the second quarter of Fiscal 2006 the Company received notice under a previously subleased property that the existing sub-lessor intends to exit the sublease 2 years prior to its contract termination. The annual rents under this sublease are $789,000 and extend through 2015. At this time the Company has determined under the guidance of SFAS 146 that it is appropriate to calculate a reserve for future lease payments. As such, the Company has determined that a reserve of $797,000 charged to discontinued operations during the thirteen weeks ended December 31, 2005 is appropriate based on the information available as of the filing of this report on Form 10-Q.

In addition, the Company received additional information related to another of its closed locations which has not been subleased. The landlord has received a bona fide offer to purchase the property which will relieve the Company of its entire future lease obligations if completed. In order to move toward execution of this agreement of sale the Company has committed to a buyout of its lease contract. Based on the available information and the expected time of closing on the sale of the property the Company has reevaluated its future lease payments and determined future lease payment reserve of $460,000 is appropriate. As such the Company has determined an additional reserve of $100,000 is required to be charged to discontinued operations during the thirteen weeks ended December 31, 2005 based on the information available as of the filing of this report on Form 10-Q.

Capital Expenditures

During the first quarter of Fiscal 2006, the Company placed one new school in operation. The new school opened in the first quarter of Fiscal 2006 was financed by developers and leased to the Company. Capital expenditures for new school development include school equipment, furniture and fixtures, and curricula purchased by the Company for the operations of the school. No additional schools are anticipated to be opened during Fiscal 2006. Funding of capital expenditures for this school was provided by cash from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2006, this limitation is $7,000,000. Capital expenditures for the thirteen and twenty six weeks ended December 31, 2005 and January 1, 2005, respectively, are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
New school development	$14	$97	$159	$334
Renovations and equipment purchases	549	688	1,303	1,674
Corporate and information systems	256	118	440	312

Total capital expenditures	$819	$903	$1,902	$2,320

Insurance

Companies involved in the education and care of children may not be able to obtain insurance for the totality of risks inherent in their operations. In particular, general liability coverage can have insurance sub-limits per claim for child abuse, the Company believes it has adequate insurance coverage for this type of claim at this time. There can be no assurance that in future years the Company will not become subject to lower limits or substantial increases in insurance premiums. In addition due to the hurricanes experienced during 2005 the Company may be limited in the coverages it can obtain or afford to obtain in certain areas of the country.

Information Technology

The Company completed the roll out of the NetSuite®, licensed information technology system mid-January 2006 to its pre-elementary and elementary schools. With this installation the Company now has on-line access to school related record keeping activities from a central database via the web-based NetSuite system. It is expected the Company will now turn its attention towards enhanced training and continued improvement of information flow, enhanced metrics reporting and additional benefits expected to be available to the Company from this roll out. This roll out is part of the Company’s continuing efforts to improve and enhance its information system related processes and information gathering capabilities. The NetSuite® system provides fully integrated general ledger and ERP capabilities.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had no cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $312,000 and $461,000 at December 31, 2005 and July 2, 2005, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $142,000 and $122,000 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Term Loan has been allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At December 31, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,357,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at December 31, 2005 resulted in a liability of $35,000 and is included as a component of accumulated other comprehensive loss of $22,000, net of taxes.

Item 4. Controls and Procedures

Disclosure	Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Part II

Other Information

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 10, 2005. Of the combined total of 9,624,530 votes eligible to be cast at the meeting, holders entitled to cast a combined total of 9,599,847 votes at such meeting were present, in person or by proxy, for purposes of a quorum. At the meeting, stockholders elected to the Board of Directors Therese Kreig Crane, Steven B. Fink and Joseph W. Harch as Class III Directors with terms expiring at the 2008 Annual Meeting of Stockholders. Votes cast for and votes withheld in the election of Directors were as follows:

Director	Votes For	Votes Withheld
Therese Kreig Crane	9,108,491	26,376
Steven B. Fink	8,986,846	148,021
Joseph W. Harch	8,799,705	335,162

There were no abstentions or broker non-votes.

Additional Directors, whose term of office as Directors continued after the meeting, are as follows:

Term Expiring at the 2007 Annual Meeting of Stockholders:

George H. Bernstein

Michael J. Rosenthal

Term Expiring at the 2006 Annual Meeting of Stockholders:

Peter H. Havens

Richard J. Pinola

Ralph Smith

David L. Warnock

The stockholders also ratified the issuance of Series F Preferred Stock for Nasdaq purposes. Voting for this resolution were 7,878,921 votes, voting against this resolution were 24,479 votes, abstaining were 13,500 votes, and there were 1,217,967 broker non-votes.

The stockholders also ratified the appointment of BDO Seidman, LLP as independent auditors for the 2006 fiscal year. Voting for this resolution were 9,124,292 votes, voting against this resolution were 2,325 votes, abstaining were 8,250 votes and there were no broker non-votes.

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

NOBEL LEARNING COMMUNITIES, INC.

Dated February 14, 2006	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)