Form 10-Q
period 2006-04-01
NOBEL LEARNING COMMUNITIES INC
filed 2006-05-12
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at May 8, 2006 was 7,506,973.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(Unaudited)
	April 1, 2006	July 2, 2005
ASSETS
Cash and cash equivalents	$6,375	$2,925
Accounts receivable, less allowance for doubtful accounts of $850 at April 1, 2006 and $879 at July 2, 2005	1,960	1,980
Deferred tax asset	2,194	2,200
Prepaid assets	6,012	4,915

Total Current Assets	16,541	12,020
Property and equipment, net	24,318	26,007
Goodwill and intangible assets, net	36,775	36,937
Deferred tax asset	2,220	2,212
Note receivable and other assets	946	1,168

Total Assets	$80,800	$78,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,246	$2,281
Accounts payable and other current liabilities	13,942	14,361
Deferred revenue	12,411	10,457

Total Current Liabilities	28,599	27,099

Long-term debt	11,500	13,180
Other long term liabilities	416	675

Total Liabilities	40,515	40,954

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 8,240,342 at April 1, 2006 and 8,160,157 at July 2, 2005, outstanding 3,256,022 at April 1, 2006 and 3,175,837 at July 2, 2005 $12,273 and $11,897 aggregate liquidation preference at April 1, 2006 and July 2, 2005, respectively.	3	3
Common stock, $0.001 par value; 20,000,000 shares authorized, issued 7,506,973 at April 1, 2006 and 7,486,807 at July 2, 2005, outstanding 7,470,263 at April 1, 2006 and 7,450,097 at July 2, 2005	8	8

Treasury stock, cost; 36,710 shares at April 1, 2006 and July 2, 2005	(375)	(375)
Additional paid-in capital	52,242	51,302
Accumulated deficit	(11,584)	(13,501)
Accumulated other comprehensive loss	(9)	(47)

Total Stockholders’ Equity	40,285	37,390

Total Liabilities and Stockholders’ Equity	$80,800	$78,344

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenues	$43,934	$43,156	$123,735	$120,721

Personnel costs	20,844	20,384	58,697	57,560
School operating costs	6,261	5,793	18,488	17,673
Rent and other	10,439	10,641	31,242	31,061

Cost of services	37,544	36,818	108,427	106,294

Gross profit	6,390	6,338	15,308	14,427
General and administrative expenses	3,224	4,557	10,421	11,020

Operating income	3,166	1,781	4,887	3,407
Interest expense	382	671	1,156	2,079
Other income	(98)	(39)	(224)	(131)

Income from continuing operations before income taxes	2,882	1,149	3,955	1,459
Income tax expense	1,124	436	1,542	554

Income from continuing operations	1,758	713	2,413	905
Loss from discontinued operations, net of income tax effect	(6)	(117)	(140)	(351)

Net income	1,752	596	2,273	554
Preferred stock dividends	128	146	356	494

Net income available to common stockholders	$1,624	$450	$1,917	$60

Basic income per share:
Income from continuing operations	$0.22	$0.08	$0.28	$0.06
Loss from discontinued operations	(0.00)	(0.02)	(0.02)	(0.05)

Income per share	$0.22	$0.06	$0.26	$0.01

Diluted income per share:
Income from continuing operations	$0.18	$0.07	$0.24	$0.09
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)

Income per share	$0.18	$0.06	$0.23	$0.06

Weighted average common shares outstanding:
Basic	7,470	7,450	7,465	6,936
Diluted	9,960	9,748	9,951	9,656

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Thirty Nine Weeks Ended April 1, 2006

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Total
July 2, 2005	3,175,837	$3	7,486,807	$8	$(375)	$51,302	$(13,501)	$(47)	$37,390
Comprehensive income:
Net income	—	—	—	—	—	—	2,273	—	2,273
Swap contract, net of tax	—	—	—	—	—	—	—	38	38

Total comprehensive income									2,311
Issuance of preferred stock	80,185	—	—	—	—	377	—	—	377
Compensation for employee stock options	—	—	—	—	—	409	—	—	409
Stock options exercised			20,166	—	—	154	—	—	154
Preferred dividends	—	—	—	—	—	—	(356)	—	(356)

April 1, 2006	3,256,022	$3	7,506,973	$8	$(375)	$52,242	$(11,584)	$(9)	$40,285

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	April 1, 2006	April 2, 2005
Cash Flows from Operating Activities:
Net Income	$2,273	$554

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and amortization	4,399	4,629
Gain on sale of property	—	(157)
Provision for losses on accounts receivable	685	351
Valuation allowance—note receivable	—	1,500
Stock option compensation	409	—
Other	(51)	302

Changes in Assets and Liabilities:
Accounts receivable	(664)	(202)
Prepaid assets	(1,095)	102
Other assets and liabilities	222	292
Deferred revenue	1,953	2,795
Accounts payable and accrued expenses	(64)	(2,303)

Total Adjustments	5,794	7,309

Net Cash Provided by Operating Activities	8,067	7,863

Cash Flows from Investing Activities:
Purchases of capital expenditures	(3,056)	(3,265)
Proceeds from sale of property and equipment	—	2,237
Payment on note receivable	—	229

Net Cash Used in Investing Activities	(3,056)	(799)

Cash Flows from Financing Activities:
Repayment of long term debt	(1,715)	(4,013)
Cash overdraft	—	(319)
Proceeds from exercise of stock options	154	187
Dividends paid to preferred stockholders	—	(41)

Net Cash Used in by Financing Activities	(1,561)	(4,186)

Net increase in cash and cash equivalents	3,450	2,878
Cash and cash equivalents at beginning of period	2,925	2,716

Cash and cash equivalents at end of period	$6,375	$5,594

Supplemental disclosure of cash flow information:
Interest paid	$845	$1,925
Income taxes paid, net	$93	$54

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirty nine weeks ended April 1, 2006 and April 2, 2005

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at April 1, 2006 and results of operations for the thirteen and thirty nine weeks ended April 1, 2006 and April 2, 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Period. References to Fiscal 2006 and Fiscal 2005 are to the 52 weeks ending July 1, 2006 and to the 52 weeks ended July 2, 2005, respectively. References to Fiscal 2004 are to the 53 weeks ended July 3, 2004. The third quarter of Fiscal 2006 and Fiscal 2005 are comprised of 13 weeks each.

Reclassifications. The Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended April 2, 2005 to reflect discontinued operations and the reclassification of properties held for sale. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Discontinued operations consist of 10 subleased or vacant schools for the period ended April 1, 2006 and 11 subleased or vacant schools and one open school for the period ended April 2, 2005.

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

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Basic income per share:
Net income	$1,752	$596	$2,273	$554
Less preferred dividends	128	146	356	494

Income available for common stock	1,624	450	1,917	60

Average common stock outstanding	7,470	7,450	7,465	6,936

Basic income per share	$0.22	$0.06	$0.26	$0.01

Diluted income per share:
Income available for common stock and dilutive securities	$1,752	$596	$2,273	$554
Average common stock outstanding	7,470	7,450	7,465	6,936
Convertible preferred stock, options and warrants	2,490	2,298	2,486	2,720

Average common stock and dilutive securities outstanding	9,960	9,748	9,951	9,656

Diluted income per share	$0.18	$0.06	$0.23	$0.06

Note 3. Discontinued Operations

During the third quarter of Fiscal 2006, discontinued operations consisted of ten schools, eight subleased and two vacant. Subsequent to the end of the third quarter both of the vacant locations have been sold by the landlord relieving the Company of any ongoing obligation related to these locations.

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Revenues	$—	$43	$—	$384
Cost of services	99	230	319	1,106

Gross loss	(99)	(187)	(319)	(722)
Change in estimate of Lease Reserve	90	—	90	—
Gain on sale of property	—	—	—	157

Loss from discontinued operations before income tax benefit	(9)	(187)	(229)	(565)
Income tax benefit	(3)	(70)	(89)	(214)

Loss from discontinued operations	$(6)	$(117)	$(140)	$(351)

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

At April 1, 2006 and July 2, 2005, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	April 1, 2006	July 2, 2005
Goodwill	$36,639	$36,639
Non-compete	3,198	3,198
Other	1,276	1,276

	41,113	41,113
Accumulated amortization	(4,338)	(4,176)

Total Goodwill and intangible assets, net	$36,775	$36,937

Amortization expense was $54,000 and $56,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, and $162,000 and $174,000 for the thirty nine weeks ended April 1, 2006 and April 2, 2005, respectively.

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

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized in the thirteen and thirty nine weeks ended April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Thirty Nine Weeks Ended April 1, 2006	Fiscal Year 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	41.5% - 44.9%	48.1%
Risk-free interest rate	4.2% - 4.5%	3.0% - 3.1%
Weighted average expected life of options	6 years	4 years

Stock-based compensation expense included in the statement of operations for the thirteen and thirty nine weeks ended April 1, 2006 was approximately $191,000 and $409,000 respectively. As of April 1, 2006 there was approximately $773,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.9 years.

The following table illustrates the effect on net income and earnings per share for the thirteen weeks and thirty nine weeks ended April 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands).

	Thirteen Weeks Ended April 2, 2005	Thirty Nine Weeks Ended April 2, 2005
Net income - As reported	$596	$554
Add: stock based compensation included in net income as reported	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(67)	(309)

Pro Forma net income	$529	$245

Basic income per share - as reported	$0.06	$0.01
Basic income (loss) per share - pro forma	$0.05	$(0.04)
Dilutive income per share - as reported	$0.06	$0.06
Dilutive income per share - pro forma	$0.05	$0.03

A summary of option activity under the Company’s employee stock option plans as of April 1, 2006, and changes during the thirty nine weeks then ended is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at July 2, 2005	577,532	$6.38	6.11
Plus options granted	148,100	9.38	9.53
Less:
Options exercised	(20,166)	7.64
Options canceled or expired	(11,884)	8.03

Options outstanding at April 1, 2006	693,582	$6.96	7.54	$1,728,000

Options exercisable at April 1, 2006	421,249	$6.38	3.34	$1,289,000

Note 6 – Closed School Lease Reserves

As required by Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of April 1, 2006, the remaining reserves for closed schools primarily reflect the present value of future rent payments for closed facilities. The leases on the closed schools expire between fiscal year 2010 and 2016.

The closed school reserve at July 2, 2005 was $2,670,000. During the thirty nine weeks ended April 1, 2006, the Company utilized $367,000 of the reserve for closed school lease payments. In addition, the Company reduced the reserve for two schools in the amounts of $897,000 and $90,000 and increased the reserve for two closed schools in the amounts of $797,000 and $100,000, as described below. At April 1, 2006, the closed school reserve was $2,213,000.

During the second quarter of Fiscal 2006, the Company was successful in subleasing a location closed in the fourth quarter of Fiscal 2004 for its entire remaining primary lease period and the full amount of primary lease related payments. At the time of the closure, the Company reserved future lease payments in accordance with SFAS 146. Based on this successful sublease, the Company re-evaluated its obligation for future lease payments and determined it is reasonable to conclude no lease payment reserve was currently required. During the thirty nine weeks ended April 1, 2006 (specifically in the second fiscal quarter ended December 31, 2005), the Company reversed the remaining balance of $897,000 reserved for such property, resulting in a gain in discontinued operations of $897,000.

During the second quarter of Fiscal 2006, the Company received notice under a previously subleased property that the existing sub-lessor intends to exit the sublease two years prior to its contract termination. The annual rents under this sublease are $789,000 and extend through 2015. At that time the Company determined under the guidance of SFAS 146 that it is appropriate to calculate a reserve for future lease payments. As such, the Company determined that a reserve of $797,000 charged to discontinued operations during the thirty nine weeks ended April 1, 2006 (specifically in the second fiscal quarter ended December 31, 2005) was appropriate. During the third quarter the Company has continued to explore alternatives to sublease the location in order to mitigate the potential loss resulting from the attempt of the previous tenant to vacate the location prior to the end of their term.

During the second fiscal quarter, the Company received additional information related to another of its closed locations which had not been subleased. The landlord received an offer to purchase the property which would relieve the Company of its entire future lease obligations when completed. In order to move toward execution of this agreement of sale the Company committed to a buyout of its lease contract. Based on the available information and the expected time of closing on the sale of the property the Company reevaluated its future lease payments and determined future lease payment reserve of $460,000 was appropriate. As such, the Company determined an additional reserve of $100,000 was required to be charged to discontinued operations during the second fiscal quarter ended December 31, 2005. During the third quarter of Fiscal 2006, the landlord of this location was successful in completing the sale of this location. The final selling price of the property resulted in the ability of the landlord to reduce the buyout cost to the Company, as such the Company reversed the remaining balance after paying the landlord the new remaining buyout amount, resulting in a gain in discontinued operations of $90,000 in the third fiscal quarter ended April 1, 2006.

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

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse have insurance sublimits per claim in the general liability coverage. In addition due to the hurricanes experienced during 2005, particularly hurricane Wilma which impacted the Company’s 10 schools in Florida, the Company may be limited in the coverages it can obtain or afford to obtain in certain areas of the country.

Note 8 – Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At April 1, 2006, the Company’s interest rate swap contract outstanding had a total notional amount of $4,821,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at April 2, 2006 resulted in a liability of $14,000 and is included as a component of Accumulated Other Comprehensive Loss of $9,000, net of taxes.

Note 9 – New Accounting Pronouncements

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted but not required. Although this pronouncement has not impacted the Company’s results of operations to date, the Company will continue to assess any potential future impacts.

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

The table below presents information about the financial results and condition of the Company’s operating segments for the thirteen and thirty nine weeks ended April 1, 2006 and April 2, 2005, respectively (dollars in thousands):

	Thirteen Weeks ended April 1, 2006				Thirteen Weeks ended April 2, 2005
	Private				Private
	Schools	Other	Corporate	Total	Schools	Other	Corporate	Total
Revenues	$43,394	$540	$—	$43,934	$42,610	$546	$—	$43,156
School operating income	6,164	226	—	6,390	6,118	220	—	6,338
Depreciation and amortization:
Continuing operations	1,144	116	214	1,474	1,290	116	140	1,546
Discontinued operations	—	—	—	—	1	—	—	1

Total depreciation and amortization	$1,144	$116	$214	$1,474	$1,291	$116	$140	$1,547

	Thirty-Nine Weeks ended April 1, 2006				Thirty-Nine Weeks ended April 2, 2005
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$122,120	$1,615	$—	$123,735	$119,037	$1,684	$—	$120,721
School operating income	14,643	665	—	15,308	13,894	533	—	14,427
Depreciation and amortization:
Continuing operations	3,495	904	$—	4,399	3,828	347	393	4,568
Discontinued operations	—	—	—	—	61	—	—	61

Total depreciation and amortization	$3,495	$904	$—	$4,399	$3,889	$347	$393	$4,629

Goodwill	36,639	—	—	36,639	36,639	—	—	36,639
Segment assets
Continuing operations	76,786	1,196	2,818	80,800	76,110	2,012	4,339	82,461
Discontinued operations	—	—	—	—	162	—	—	162

Total assets	$76,786	$1,196	$2,818	$80,800	$76,272	$2,012	$4,339	$82,623

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to successfully execute its growth strategy;

•	the effects of general economic conditions, including interest and inflation rates, and world events;

•	competitive conditions in the pre-elementary and elementary school education and services industry, including advertising and tuition price sensitivity;

•	competitive conditions in the charter school management business;

•	delays in new school openings or lower than expected enrollments;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	government regulations affecting student/teacher ratios;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	decisions by local school systems which may adversely effect acceptance of course credits from our special purpose high schools;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and performance of acquired businesses;

•	the Company’s ability to successfully implement new school information systems and technology;

•	new regulations or changes in accounting requirements and standards and/or new interpretations of existing regulations or standards;

•	taxes, laws and regulations affecting the Company in markets where it competes;

•	environmental related disasters that could affect schools in areas impacted by such disasters;

•	the Company’s ability to obtain additional financing or capital required to implement fully its business plan;

•	the Company’s ability to defend itself in any litigation; and

•	the growth of competitors in our markets and their tactics to recruit our employees.

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

Results of Operations

At April 1, 2006, the Company operated 150 schools. Since July 2, 2005, the Company has opened one pre-elementary school. School counts for the thirty nine weeks ended April 1, 2006 and April 2, 2005 are as follows:

	Thirty-nine Weeks Ended
	April 1, 2006	April 2, 2005
Number of schools at the beginning of period	149	149
Openings	1	2
Closures	—	(1)

Number of schools at the end of the period	150	150

The following table sets forth certain statement of operations data as a percent of revenue for the thirteen and thirty nine weeks ended April 1, 2006 and April 2, 2005 (dollars in thousands):

	Thirteen Weeks Ended April 1, 2006	Percent of Revenues	Thirteen Weeks Ended April 2, 2005	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues	$43,934	100.0%	$43,156	100.0%	$778	1.8%

Personnel costs	20,844	47.4	20,384	47.2	460	2.3
School operating costs	6,261	14.3	5,793	13.4	468	8.1
Rent and other	10,439	23.8	10,641	24.7	(202)	(1.9)

Cost of services	37,544	85.5	36,818	85.3	726	2.0

Gross profit	6,390	14.5	6,338	14.7	52	0.8
General and administrative expenses	3,224	7.3	4,557	10.6	(1,333)	(29.3)

Operating income	$3,166	7.2%	$1,781	4.1%	$1,385	77.8%

	Thirty-nine Weeks Ended April 1, 2006	Percent of Revenues	Thirty-nine Weeks Ended April 2, 2005	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues	$123,735	100.0%	$120,721	100.0%	$3,014	2.5%

Personnel costs	58,697	47.4	57,560	47.7	1,137	2.0
School operating costs	18,488	15.0	17,673	14.6	815	4.6
Rent and other	31,242	25.2	31,061	25.7	181	0.6

Cost of services	108,427	87.6	106,294	88.0	2,133	2.0

Gross profit	15,308	12.4	14,427	12.0	881	6.1
General and administrative expenses	10,421	8.4	11,020	9.1	(599)	(5.4)

Operating income	$4,887	3.9%	$3,407	2.8%	$1,480	43.4%

Revenue

Revenue for the thirteen weeks ended April 1, 2006 increased $778,000 or 1.8% to $43,934,000 from $43,156,000 for the thirteen weeks ended April 2, 2005. Revenue for the thirty nine weeks ended April 1, 2006 increased $3,014,000 or 2.5% to $123,735,000 from $120,721,000 for the thirty nine weeks ended April 2, 2005. The revenue increase for the thirteen weeks and thirty nine weeks ended April 1, 2006 as compared to the same period in the prior year is as follows, respectively (dollars in thousands):

	For the Thirteen Weeks Ended		Increase/ (Decrease)	Percent Increase/ (Decrease)
	April 1, 2006	April 2, 2005
Schools open before June 30, 2004	$42,917	$42,628	$289	0.7%
Schools opened in Fiscal 2005	622	528	94	17.8
Schools opened in Fiscal 2006	395	—	395	n/a

	$43,934	$43,156	$778	1.80%

	For the Thirty Nine Weeks Ended		Increase/ (Decrease)	Percent Increase/ (Decrease)
	April 1, 2006	April 2, 2005
Schools open before June 30, 2004	$121,111	$119,535	$1,576	1.3%
Schools opened in Fiscal 2005	1,724	1,186	538	45.4
Schools opened in Fiscal 2006	900	—	900	n/a

	$123,735	$120,721	$3,014	2.50%

Revenue for schools opened before June 30, 2004 increased $289,000 or 0.7% during the thirteen weeks ended April 1, 2006 as compared to the same period in the prior year.

For the comparative thirteen week periods, revenue increases for schools opened prior to June 30, 2004 were due primarily to average tuition increases of approximately 4.0% to 4.5% offset by a decrease in average enrollments. Schools that opened in Fiscal 2005 had an increase in revenue of $94,000 during the thirteen weeks ended April 1, 2006 due to normal ramp-up in enrollment for new schools and the annual tuition increase disclosed previously.

The one new school opened in Fiscal 2006 added revenue of $395,000 during the thirteen weeks ended April 1, 2006.

Revenue for schools opened before June 30, 2004 increased $1,576,000 or 1.3% during the thirty nine weeks ended April 1, 2006 as compared to the same period in the prior year.

For the comparative thirty nine week periods, revenue increases for schools opened prior to June 30, 2004 were due primarily to average tuition increases of approximately 4.0% to 4.5% offset by a decrease in average enrollments. Schools that opened in Fiscal 2005 had an increase in revenue of $538,000 during the thirty nine weeks ended April 1, 2006 due to normal ramp-up in enrollment for newer schools and the annual tuition increase disclosed previously.

The one new school opened in Fiscal 2006 added revenue of $900,000 during the thirty nine weeks ended April 1, 2006.

Revenue trends

Comparable private schools revenue increased 1.8% for the thirteen weeks ended April 1, 2006 over the thirteen weeks ended April 2, 2005 and increased 2.5% for the thirty nine weeks ended April 1, 2006 over the thirty nine weeks ended April 2, 2005.

The decrease in average enrollments are primarily a result of employee turnover at the school administrator level that occurred during or prior to the fiscal 2006 enrollment season which occurred during Fiscal 2005. The vacancies among our administrators resulted in less effective new customer tours and sales efforts and reduced communications with existing customers. The Company has been upgrading and filling these positions. As the Company has successfully filled positions personnel costs have increased at a faster rate than revenue. This negatively impacted the gross margin in the third quarter of Fiscal 2006. This trend may continue in the near term.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable primarily affected by incentive compensation, rate increases, staffing ratios and enrollment changes. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are incurred in the early years of a new school’s life which are leveraged as enrollment and classroom utilization increases occur.

For the thirteen weeks ended April 1, 2006, personnel cost increased $460,000 or 2.3% versus the thirteen weeks ended April 2, 2005. Personnel cost increased to 47.4% of revenue for the thirteen weeks ended April 1, 2006 from 47.2% of revenue for the thirteen weeks ended April 2, 2005. Personnel cost increased as a percent of revenue as hiring and wage increases outpaced revenue increases as discussed in the revenue trends section above.

Total salary and wage expense increased $342,000 and accounted for 1.7% of the total 2.3% increase in personnel costs. Healthcare accounted for $117,000 or 0.6% of the 2.3% increase. Healthcare as a line item increased 12.3% for the thirteen weeks ended April 1, 2006 compared to the thirteen weeks ended April 2, 2005. This offset an improvement of 0.5% from decreased estimated field bonus accruals.

For the thirty nine weeks ended April 1, 2006, personnel cost increased $1,137,000 or 2.0% versus the thirty nine weeks ended April 2, 2005. Personnel cost decreased to 47.4% of revenue for the thirty nine weeks ended April 1, 2006 from 47.7% of revenue for the thirty nine weeks ended April 2, 2005. Personnel cost for the period decreased as a percent of revenue as revenue increases outpaced wage and benefit cost increases. As discussed above the relationship of personnel cost to revenue will act as more of step variable cost as the Company continues to see the results of staffing and related enrollment changes.

Total salary and wage expense increased $758,000 and accounted for approximately 1.3% of the total 2.0% increase in personnel costs. Healthcare accounted for $379,000 or 0.7% of the 2.0% increase. Healthcare as a line item increased 13.5% for the thirty nine weeks ended April 1, 2006 compared to the thirty nine weeks ended April 2, 2005.

School operating costs

School operating costs primarily include maintenance, food, supplies, utilities, transportation, school level marketing spending and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools a base level of operating costs are incurred in the early years of a new school’s life which are leveraged in future years as enrollments ramp up.

For the thirteen weeks ended April 1, 2006, school operating costs increased $468,000 or 8.1% versus the thirteen weeks ended April 2, 2005. School operating costs increased to 14.3% of revenue for the thirteen weeks ended April 1, 2006 from 13.4% of revenue for the thirteen weeks ended April 2, 2005.

Expenses increased in the areas of bad debt of $198,000, utilities of $77,000, food of $72,000, supplies of $69,000, transportation of $37,000, and program cost of $31,000. The bad debt cost increase resulted primarily from management efforts to tighten collection practices in certain schools which also may have had a negative impact on enrollment. Increased utilities and transportation costs resulted from increasing energy costs and improved services to schools as the Company rolled out broadband service to its school base to support its new information technology system efforts (see information technology below). Food cost increases resulted from higher food transportation costs and lower reimbursement rates in certain states. Supply increases resulted from higher assessment fees related to standardized testing in the period. Increased program cost resulted from the implementation of a new Spanish language curriculum.

For the thirty nine weeks ended April 1, 2006, school operating costs increased $815,000 or 4.6% versus the thirty nine weeks ended April 2, 2005. School operating costs as a percent of revenue for the thirty nine weeks ended April 1, 2006 increased to 15.0% from 14.6% of revenue compared to the thirty nine weeks ended April 2, 2005.

Expense increases in bad debt of $391,000, utilities of $314,000, food of $185,000, program cost of $141,000, and transportation of $112,000, were partially offset by lower school based marketing costs of $162,000, costs related to prior year operations of The Activities Club (TAC) of $134,000 (TAC was closed during Fiscal 2005) and reduced supplies costs of $40,000. The bad debt cost increase resulted primarily from management efforts to tighten collection practices in certain schools, which also may have had a negative impact on enrollment. Increased utilities and transportation costs resulted from increasing energy costs and improved services to schools as the Company-wide roll out of broadband service to its school base to support its new information technology system efforts (see information technology below). Food cost increases resulted from higher food costs and lower reimbursement rates in certain states. Increased program cost resulted from the implementation of a new Spanish language curriculum. Lower school based marketing resulted from a shift to corporate based marketing included in rent and other expense and not an overall reduction in marketing spending.

Rent and other

Rent and other costs primarily include property rent and property taxes, workmen’s compensation insurance and property insurance, depreciation and amortization, regional marketing, vehicle and equipment rent, and school pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives or a ramp up in school openings or acquisitions.

For the thirteen weeks ended April 1, 2006, rent and other decreased $202,000 or 1.9% versus the thirteen weeks ended April 2, 2005. Rent and other was 23.8% of revenue for the thirteen weeks ended April 1, 2006 compared to 24.7% of revenue for the thirteen weeks ended April 2, 2005.

Expense increases in occupancy costs of $240,000 were offset by decreases in depreciation cost of $143,000 and insurance of $298,000. The increase in occupancy costs is due to the addition of one new school in the period, the full period effect of two prior year openings in the period, contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Lower depreciation was due to lower capital spending rates year to date. Insurance expense decreased due to a change in estimates of self insured worker compensation and property losses and the effect of a prior year worker compensation adjustment related to the Company’s 2002/2003 worker compensation policy period.

For the thirty nine weeks ended April 1, 2006, rent and other increased $181,000 or 0.6% versus the thirty nine weeks ended April 2, 2005. Rent and other decreased to 25.2% of revenue for the thirty nine weeks ended April 1, 2006 as compared to 25.7% for the thirty nine weeks ended April 2, 2005.

Expense increases in occupancy costs of $778,000 and corporate based marketing of $183,000 were partially offset by lower depreciation cost of $321,000, insurance of $262,000, pre-opening of $102,000 and equipment lease of $85,000. The increase in occupancy costs is due to the addition of one new school in the period, the full period effect of two prior year openings in the period, contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate based marketing increased from a shift in school based marketing previously carried in school operating expenses described above. Lower depreciation was due to lower capital spending rates year to date. Insurance expense decreased due to a change in estimates of self insured worker compensation and property losses and the effect of a prior year worker compensation adjustment related to the Company’s 2002/2003 worker compensation policy period. Pre-opening costs decreased as a result of opening one school this period versus two in the prior period. Lower equipment leases were due to reductions in the number of vehicles leased, as well as reductions of copier and personal computer leases for the schools.

Gross profit/loss

Gross profit for the thirteen weeks ended April 1, 2006 increased $52,000 or 0.8% to $6,390,000 from $6,338,000 for the thirteen weeks ended April 2, 2005. Total gross profit decreased to 14.5% of revenue for the thirteen weeks ended April 1, 2006 compared to 14.7% of revenue for the thirteen weeks ended April 2, 2005.

Gross profit for the thirty nine weeks ended April 1, 2006 increased $881,000 or 6.1% to $15,308,000 from $14,427,000 for the thirty nine weeks ended April 2, 2005. Total gross profit increased to 12.4% of revenue for the thirty nine weeks ended April 1, 2006 compared to 12.0% of revenue for the thirty nine weeks ended April 2, 2005.

The change in gross profit/loss for the thirteen weeks and thirty nine weeks ended April 1, 2006, as compared to the same periods in the prior year, is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		Increase (decrease)	Percent Increase (Decrease)
	April 1, 2006	April 2, 2005
Schools open before June 30, 2004	$6,277	$6,386	$(109)	(1.7)%
Schools opened in Fiscal 2005	—	(48)	48	100.0
New schools in Fiscal 2006	113	—	113	n/a

	$6,390	$6,338	$52	0.8%

	For the Thirty Nine Weeks Ended		Increase (decrease)	Percent Increase (Decrease)
	April 1, 2006	April 2, 2005
Schools open before June 30, 2004	$15,224	$14,819	$405	2.7%
Schools opened in Fiscal 2005	(45)	(392)	347	88.5
New schools in Fiscal 2006	129	—	129	n/a

	$15,308	$14,427	$881	6.1%

Gross profit from schools opened before June 30, 2004 decreased $109,000 or 1.7% during the thirteen weeks ended April 1, 2006 as compared to the same period in the prior year. Gross profit as a percentage of applicable revenue for these schools decreased to 14.6% for the thirteen weeks ended April 1, 2006 from 15.0% for the thirteen weeks ended April 2, 2005. This decrease in gross profit as a percentage of applicable revenue is due primarily to tuition increases of approximately 4.0% to 4.5%, offset by decreases in average enrollment and higher personnel costs discussed above in the respective sections.

The two schools opened in Fiscal 2005 had a decrease in gross losses of $48,000 during the thirteen weeks ended April 1, 2006, as compared to the same period in the prior year, due in part to normal ramp-up in enrollment for schools in their second year of operations, as well as an increase in tuition.

One new school opened in Fiscal 2006 contributed $113,000 in gross profit for the thirteen weeks ended April 1, 2006.

Gross profit from schools opened before June 30, 2004 increased $405,000 or 2.7% during the thirty nine weeks ended April 1, 2006 as compared to the same period in the prior year. Gross profit as a percentage of applicable revenue for these schools increased to 12.6% for the thirty nine weeks ended April 1, 2006 from 12.4% for the thirty nine weeks ended April 2, 2005. This increase in gross profit as a percentage of applicable revenue is due primarily to tuition increases of approximately 4.0% to 4.5%, offset by decreases in average enrollment and higher personnel costs discussed above in the respective sections.

The two schools opened in Fiscal 2005 had a decrease in gross losses of $347,000 during the thirty nine weeks ended April 1, 2006, as compared to the same period in the prior year, due in part to normal ramp-up in enrollment for schools in their second year of operations, as well as an increase in tuition.

One new school opened in Fiscal 2006 contributed $129,000 in gross profit for the thirty nine weeks ended April 1, 2006.

General and administrative expenses

General and administrative expenses for the thirteen weeks ended April 1, 2006 decreased $1,333,000 to $3,224,000 from $4,557,000 for the thirteen weeks ended April 2, 2005. General and administrative expenses for the thirty nine weeks ended April 1, 2006 decreased $599,000 to $10,421,000 from $11,020,000 for the thirty nine weeks ended April 2, 2005.

General and administrative expense decreased for the thirteen weeks ended April 1, 2006 primarily related to the prior year effect of a $1,500,000 valuation allowance related to the doubtful collection of the note receivable from Total Education Solutions, Inc. (TES) and lower estimated management and field management bonus of $236,000. This decrease was partially offset by increases in stock compensation expense of $191,000, corporate depreciation of $74,000 and professional fees of $68,000. Estimates for field and management bonus decreased based on year to date performance relative to targets. Stock compensation costs are included in the Company’s results for the first time during Fiscal 2006 on adoption of new accounting treatment, FASB 123(R), requiring expensing of stock based compensation. Corporate depreciation increased due to information technology initiatives. Professional fees increased on higher legal and audit fees on Sarbanes-Oxley related requirements and compliance costs, services for the charter school management business and use of professional temporary services where certain internal professional positions are being realigned.

General and administrative expense decreased for the thirty nine weeks ended April 1, 2006 primarily related to the prior year effect of a $1,500,000 valuation allowance related to the doubtful collection of the note receivable from Total Education Solutions, Inc. (TES), lower personnel costs of $181,000, lower estimated management bonus of $169,000, lower relocation expense of $93,000 and lower recruiting expense of $76,000. These lower costs were partially offset by increases in stock compensation of $409,000, professional fees of $361,000, depreciation of $164,000, consulting fees of $156,000 and telephone expense of $150,000. Lower personnel costs were partially offset by the increase in professional fees as some positions which were filled by regular employees last year were filled by professional temporary services this year. Estimates for field and management bonus decreased based on year to date performance relative to targets. Recruiting and relocation decreased on reduced recruiting activity in the period. Stock compensation costs are included in the Company’s results for the first time during Fiscal 2006 on adoption of new accounting treatment, FASB 123(R), requiring expensing of stock based compensation. Professional fees increased on higher legal and audit fees on Sarbanes-Oxley related requirements and compliance costs, services for the charter school management business and use of professional temporary services where certain internal professional positions are being realigned. Corporate depreciation increased due to information technology initiatives. Consulting costs increased on expenses related to the development of the Company’s long term strategic plan. The increase in telephone expense is related to lower Fiscal 2005 costs when the Company recorded a reversal of expense of $154,000 for a disputed billing from a former internet service provider that positively impacted Fiscal 2005 general and administrative costs. The reserve for the internet service provider dispute was charged to general and administrative expense during Fiscal 2004.

Operating Income

As a result of the factors mentioned above, operating income increased $1,385,000 to $3,166,000 for the thirteen weeks ended April 1, 2006 from $1,781,000 for the thirteen weeks ended April 2, 2005. Operating income increased $1,480,000 to $4,887,000 for the thirty nine weeks ended April 1, 2006 from $3,407,000 for the thirty nine weeks ended April 2, 2005.

Interest expense

Interest expense decreased $289,000 or 43.1% to $382,000 for the thirteen weeks ended April 1, 2006 from $671,000 for the thirteen weeks ended April 2, 2005. For the thirty nine weeks ended April 1, 2006 interest expense decreased $923,000 or 44.4% to $1,156,000 from $2,079,000 for the thirty nine weeks ended April 2, 2005. The decrease in interest expense is related primarily to the retirement of the Company’s $10,000,000 senior subordinated 13.25% notes during the fourth quarter of Fiscal 2005, which was partially offset by a concomitant increase in senior debt of $4,700,000.

Income tax expense

Income tax expense for the thirteen weeks ended April 1, 2006 was $1,124,000 as compared to $436,000 for the thirteen weeks ended April 2, 2005. Income tax expense for the thirty nine weeks ended April 1, 2006 was $1,542,000 as compared to $554,000 for the thirty nine weeks ended April 2, 2005. The Company’s effective tax rate for the thirteen and the thirty nine weeks ended April 1, 2006 was 39% as compared to 38% for the same periods in the prior year.

Discontinued operations

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenues	$—	$43	$—	$384
Cost of services	99	230	319	1,106

Gross loss	(99)	(187)	(319)	(722)
Change in estimate of Lease Reserve	90	—	90	—
Gain on sale of property	—	—	—	157

Loss from discontinued operations before income tax benefit	(9)	(187)	(229)	(565)
Income tax benefit	(3)	(70)	(89)	(214)

Loss from discontinued operations	$(6)	$(117)	$(140)	$(351)

Discontinued operations consist of 10 subleased or vacant schools for the period ended April 1, 2006 and 11 subleased or vacant schools and one open school for the period ended April 2, 2005. Subsequent to the end of the third quarter both of the vacant locations have been sold by the landlord relieving the company of any ongoing obligation related to these locations.

Net Income

As a result of the above factors, the Company’s net income was $1,752,000 for the thirteen weeks ended April 1, 2006 as compared to $596,000 for the thirteen weeks ended April 2, 2005. For the thirty nine weeks ended April 1, 2006, the Company’s net income was $2,273,000 as compared to a net income of $554,000 for the thirty nine weeks ended April 2, 2005.

Liquidity and Capital Resources

Senior Debt

The Company’s Credit Agreement with Harris Bank in the amount of $25,000,000 provides for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment. The Credit Agreement terminates February 20, 2009. As of April 1, 2006 the Term Loan balance was $13,500,000 and the letters of credit outstanding were $1,712,000. As of May 1, 2006 the Term Loan Balance was $13,000,000 as a result of a scheduled principal payment and outstanding letters of credit were $1,699,000. Since the inception in February 2004 of the Harris Bank relationship, the Company has not had any borrowings in connection with the Revolving Credit Commitment.

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the Credit Agreement provides that the Company must meet or exceed defined amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. At April 1, 2006, the Company was in compliance with all required covenants under the Credit Agreement.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations, and amounts available under its Revolving Credit Commitment. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools or addition of new schools. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. The Company evaluates opportunities from time to time to sell properties or operations to third parties. At April 1, 2006, as described above, the entire unused portion under the Revolving Credit Commitment was available, after the allowance for the letters of credit.

Total cash and cash equivalents increased by $3,450,000 to $ 6,375,000 at April 1, 2006 from $2,925,000 at July 2, 2005. The increase is primarily related to cash provided by operations of $8,067,000 and was offset by $3,056,000 in capital expenditures and $1,715,000 in repayments on senior debt and notes payable.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations are as follows (dollars in thousands):

		Thirteen Weeks Ended	For Fiscal Year
	Total	July 1, 2006	2007	2008	2009	2010	Thereafter
Term Loan	$13,500	$500	$2,000	$2,000	$9,000	$—	$—
Letters of credit	1,712	1,712	—	—	—	—	—
Swap agreement	14	14	—	—	—	—	—
Operating leases	192,700	7,495	27,798	25,678	23,235	21,906	86,588
Non-competes and consulting contracts	675	75	300	300	—	—	—

Total	$208,601	$9,796	$30,098	$27,978	$32,235	$21,906	$86,588

The Company’s liability with respect to closed school lease commitments could change if a sub-lessor defaults under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

During the second quarter of Fiscal 2006, the Company was successful in subleasing a location closed in the fourth quarter of Fiscal 2004 for its entire remaining primary lease period and the full amount of primary lease related payments. At the time of the closure, the Company reserved future lease payments in accordance with SFAS 146. Based on this successful sublease, the Company re-evaluated its obligation for future lease payments and determined it is reasonable to conclude no lease payment reserve was currently required. During the thirty nine weeks ended April 1, 2006 (specifically in the second fiscal quarter ended December 31, 2005) the Company reversed the remaining balance of the $897,000 resulting in a gain in discontinued operations of $897,000.

During the second quarter of Fiscal 2006, the Company received notice on a previously subleased property that the existing sub-lessor intends to exit the sublease 2 years prior to its contract termination. The annual rents under this sublease are currently $789,000 with an annual CPI increase not to exceed 2% and extend through 2015. At that time the Company determined under the guidance of SFAS 146 that it is appropriate to calculate a reserve for future lease payments. As such, the Company determined that a reserve of $797,000 charged to discontinued operations during the thirty nine weeks ended April 1, 2006 (specifically in the second fiscal quarter ended December 31, 2005) was appropriate. During the third quarter, the Company has continued to explore alternatives to sublease the location in order to mitigate the potential loss resulting from the attempt of the previous tenant to vacate the location prior to the end of their term.

During the second fiscal quarter, the Company received additional information related to another of its closed locations which had not been subleased. The landlord received an offer to purchase the property which would relieve the Company of its entire future lease obligations completed. In order to move toward execution of this agreement of sale the Company committed to a buyout of its lease contract. Based on the available information and the expected time of closing on the sale of the property the Company has reevaluated its future lease payments and determined future lease payment reserve of $460,000 was appropriate. As such, the Company determined an additional reserve of $100,000 was required to be charged to discontinued operations during the second fiscal quarter ended December 31, 2005). During the third quarter of Fiscal 2006, the landlord of this location was successful in completing the sale of this location. The final selling price of the property resulted in the ability of the landlord to reduce the buyout cost to the Company. As such the Company reversed the remaining balance after paying the landlord the new remaining buyout amount, resulting in a gain in discontinued operations of $90,000 in the third fiscal quarter ended April 1, 2006.

Capital Expenditures

During the first quarter of Fiscal 2006, the Company placed one new school in operation. The new school opened in the first quarter of Fiscal 2006 was financed by developers and leased to the Company. Capital expenditures for new school development include school equipment, furniture and fixtures, and curricula purchased by the Company for the operations of the school. No additional schools are anticipated to be opened during Fiscal 2006. Funding of capital expenditures for this school was provided by cash from operations. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2006, this limitation is $7,000,000. Capital expenditures for the thirteen and thirty nine weeks ended April 1, 2006 and April 2, 2005, respectively, are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
New school development	$3	$23	$162	$357
Renovations and equipment purchases	444	844	1,747	2,519
Corporate and information systems	707	77	1,147	389

Total capital expenditures	$1,154	$944	$3,056	$3,265

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

Information Technology

The Company completed the roll out of the NetSuite®, licensed information technology system mid-January 2006 to its pre-elementary and elementary schools. With this installation the Company now has on-line access to school related record keeping activities from a central database via the web-based NetSuite® system. It is expected the Company will now turn its attention towards enhanced training and continued improvement of information flow, enhanced metrics reporting and additional benefits expected to be available to the Company from this roll out. This roll out is part of the Company’s continuing efforts to improve and enhance its information system related processes and information gathering capabilities. The NetSuite® system provides fully integrated general ledger and ERP capabilities.

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

Revenue Recognition

Tuition revenue, net of discounts and other revenue, is recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Tuition payments received from state and local government agencies (which comprise approximately 3.7% of total revenue) are recognized over the period services are performed and, due to the fact that such agencies pay in arrears, are recorded as receivables from such agencies at the time the service is performed. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service. The Company’s net revenue meets the criteria of Staff Accounting Bulletin No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had no cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $246,000 and $461,000 at April 1, 2006 and July 2, 2005, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Working Capital Line and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $22,000 and $11,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company has an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Term Loan has been allocated to the swap agreement. The Company uses this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involves, to varying degrees, market risk, as the instrument is subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At April 1, 2006, the Company’s interest rate swap contract outstanding had a total notional amount of $4,821,000. Under the interest rate swap contract, the Company agrees to pay a fixed rate of 5.46% and the counterparty agrees to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at April 1, 2006 resulted in a liability of $14,000 and is included as a component of accumulated other comprehensive loss of $9,000, net of taxes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

NOBEL LEARNING COMMUNITIES, INC.

Dated May 12, 2006	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)