Form 10-K
period 2006-07-01
NOBEL LEARNING COMMUNITIES INC
filed 2006-09-15
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

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

Common Stock, par value $.001 per share

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $39,887,870 (based upon the closing sale price of these shares on such date as reported by the Nasdaq National Market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 5% of the outstanding common stock or have the right to designate a member of the Board of Directors, and no other persons. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at September 12, 2006, was 8,092,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2006 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended July 1, 2006 are incorporated by reference in Part III.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under “Management’s Discussion and Analysis” and Item 1A “Risk Factors.” In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting it in markets where it competes.

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

General

Nobel Learning Communities, Inc. (“we,” “us,” “our,” “NLCI” or “the Company”) is a leading non-sectarian, for-profit provider of private pay education and services for education entities serving the preschool through 12th grade market. Our programs are offered through a network of general education preschools, elementary, and middle schools, programs for learning challenged students, and special purpose high schools. Our schools may also provide enrichment programs, summer camps and before- and after-school programs. We operate schools in California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington. The schools operate under various well-known local trade names, including but not limited to Chesterbrook Academy®, Merryhill School™, Evergreen Academy™, Paladin Academy® (for learning challenged students) and Houston Learning Academy™ (special purpose high schools). As of September 12, 2006, we operated 151 schools in 13 states, with an aggregate capacity of approximately 24,000 children.

We have registered various service marks in the United States Patent and Trademark Office, including, but not limited to Chesterbrook Academy®, Merryhill Country School®, Paladin Academy®, Camp Zone®, Rocking Horse Child Care Centers®, and Houston Learning Academy®. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Our corporate office is located at 1615 West Chester Pike, Suite 200, West Chester, PA 19382-6223. Our telephone number is (484) 947-2000. Nobel Learning Communities Inc., a Delaware corporation, was formed on March 30, 1983.

Educational Philosophy and Implementation

Our educational philosophy is based on a foundation of sound research and innovative instructional techniques, along with quality practices and curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of multi-sensory, integrated and age-appropriate learning. Our curricula are designed to allow each child to develop according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Each child’s individual educational needs and skills are considered upon entrance into one of our schools. Our schools monitor student progress against curriculum objectives, as well as the development of cognitive, social, emotional and physical skills. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem and emotional and physical well-being.

We have created developmental goals and curriculum guidelines for each age level, grade level and content area to assist principals and teachers in planning their daily and weekly programs. We maintain that small schools, small classes, clearly articulated curricular guidelines and excellent educational materials, delivered by qualified, innovative and enthusiastic teachers comprise the basic ingredients of a quality education. Our philosophy is based on personalized instruction that leads to a student’s active involvement in learning and understanding. The programs for our schools are skills-based and delivered through developmentally appropriate comprehensive curriculum in each developmental program or grade level. We implement the curriculum in ways that stimulate the learner’s curiosity, support the student’s individual learning style and by employing processes that contribute to lifelong achievement. Academic areas addressed include reading, writing, spelling, mathematics, science, social studies, visual and graphic arts, music, physical education/wellness and world language. Additionally, non-cognitive skills, such as perseverance, self-confidence, self-discipline, communication, social responsibility, teamwork, and conflict resolution skills are continuously reinforced through curriculum infusion and meta-cognitive dialogue. The critical areas of technology literacy and study skills are integrated into the programs, as appropriate, in most content areas through the use of classroom-based technologies, media centers, and computer labs.

We offer athletic activities and supplemental programs, which include day field trips coordinated with curriculum to zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as Yosemite National Park and Washington, D.C. Schools arrange classroom presentations by parents, community leaders and other volunteers to supplement instruction. We also organize programs that allow students to present to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools may provide extra-curricular experiences (some fee-based) tailored to particular families’ interests. These activities include but are not limited to dance, gymnastics and instrumental music lessons. Additionally, students expand their horizons through participation in science fairs, drama clubs, and local and regional academic competitions.

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

School-based leadership teams (principals and assistant principals) also actively engage in professional development and self-improvement. Staff training is provided by our education department and other experts within the educational industry. Through participation in NLCI Academy™ programs and the annual national Principals’ Conference seasoned administrators as well as new recruits are kept abreast of up-to-date research, changing trends and sound pedagogical practices.

We seek to ensure that our schools meet or exceed the standards of appropriate accrediting agencies through an internal quality assurance program. Although not mandated by any governmental or regulatory authority, many of our schools are accredited, or are currently seeking accreditation through the Commission on International and Trans-Regional Accreditation (CITA) with various regional accreditation agencies throughout the United States. Regional accreditation agencies include:

Middle States Association of Colleges and Schools

North Central Association of Colleges and Schools

Northwest Association of Accredited Schools

Western Association of Schools and Colleges

Southern Association of Colleges and Schools

School Operations

In order to maintain appropriate standards, our schools share consistent educational goals and operating procedures. While we have a national curriculum, principals may tailor curricula, within the standards of Nobel Learning Communities, to meet local and state requirements. Members of our management team visit schools and centers on a regular basis to review program, facility and staff quality. Hiring and retaining quality personnel at our schools and in operational management positions is a critical success factor in driving excellence in both operational and financial performance.

Our school Principals and Assistant Principals are responsible for all facets of school operations including curriculum implementation, ensuring student achievement and success, personnel and financial management, community outreach, student discipline, and implementing local sales and marketing strategies. We treat each school as a separate cost center, holding each school accountable for its academic and financial performance. Each school has an annual budget and submits weekly financial data to the corporate office and to the appropriate Executive Director. Total revenue, tuition revenue, certain operating costs and student census are monitored, with each school measured periodically in relation to our objectives.

Executive Directors oversee the Principals and schools, and report to either a Division Vice President or a Regional Manager. Executive Directors are responsible for ensuring the qualifications of Principals and Assistant

Principals, as well as training and development. School Principals and Executive Director’s work closely with regional and corporate management, particularly in the regular assessment of program quality and school performance.

We hire qualified candidates and attempt to promote from within whenever possible. Candidate credentials are reviewed through employment references, criminal background checks and appropriate education verification in order to establish an understanding of the candidates’ skills, professionalism and character. After hiring, it is our policy that employees receive regular performance feedback including a formal annual performance evaluation. All of our Principals and Executive Directors are eligible for incentive compensation based on the performance of their schools.

Private Pay Schools

General Education Schools. Our preschool and elementary/middle school strategy is based on clustering a number of preschools around an elementary school in order to provide a continuum of education and consistent curriculum for children from infancy through 5th and, in some cases, 8th grade. Through the use of demographic drivers we place clusters of schools in geographic markets. We seek to increase market awareness, achieve operating efficiencies, and provide cross-marketing opportunities in those clusters. Students from our preschools can move into our elementary/middle schools. In addition, we can potentially convert students from our other specialty programs to our general education programs.

A minority of the schools we operate are not aligned with our demographic model. We also operate schools which are not part of a complete geographic cluster. The majority of these schools were built or purchased prior to the implementation of our cluster strategy or may be the initial school in a new market. In some cases these schools may become part of a cluster if we determine the demographic drivers in the market provide a growth opportunity.

We distinguish our schools from our competition with our qualitative and quantitative program outcomes, which also span a broader range of ages and grades than many of our competitors. At each age and grade level, we support a child’s development with appropriate curriculum-based programs. During the fiscal year ended July 1, 2006 (“Fiscal 2006”), we introduced a new national preschool curriculum for children between six months and five years of age. We foster an individualized approach to learning through small schools and small classes and by using multi-sensory, integrated curricula that blend each of the core subjects (e.g., reading, language arts, mathematics, science, and social studies) with special areas of study such as art, music, technology, physical education/wellness, and world language. Further, in certain locations, we provide programs and schools for the learning challenged as well as special purpose high schools. We believe that empirical as well as quantitative results support the quality of our programs. Standardized test results have consistently shown that our students perform at or above national grade performance norms in reading and mathematics.

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

Most of our preschools and elementary schools complement their educational programs with enrichment programs, arts programs, before- and after-school programs and summer programs or camps. In addition to those revenue generating programs, our schools seek to improve margins by providing ancillary services and products, such as photo portraits, book, and uniform sales.

During Fiscal 2006, the Company entered into a franchise agreement with CTWorkshop Licensing USA, Inc. to have the exclusive rights to offer Children’s Technology Workshop products in several of the geographic markets in which the Company operates private schools. The Children’s Technology Workshop operates a children’s education and recreation business specializing in the delivery of interactive, applied technology programs and workshops that operate pursuant to a distinctive proprietary system and proprietary trademarks. The Company intends to offer summer camp, after school enrichment, and other Children’s Technology Workshop programs through some of its schools. The Company currently operates these programs in parts of California, Virginia, and Pennsylvania. Additionally, the Company has the right to execute franchise agreements in other markets including markets located in parts of North Carolina, Nevada, and Illinois.

Paladin Academy®. Our Paladin Academy® school and programs serve the needs of children with mild to moderate learning challenges from kindergarten through high school. Our mission is to improve the learning process and achievement levels of children with dyslexia, attention deficit disorder, dysgraphia and other mild learning difficulties through stand-alone schools and school-based programs. We offer developmental testing, full-day clinics and summer programs. The primary goals of our Paladin Academy® programs are to enable students to mainstream back into the general school population.

As of September 12, 2006, we operated one stand-alone Paladin Academy® school and 10 school-based programs or clinics integrated within our elementary schools. Paladin Academy® schools and/or programs are now located in California, Florida, Nevada, New Jersey, North Carolina, Pennsylvania, and Virginia.

Houston Learning Academy®. Houston Learning Academy® (“HLA”), operates five special purpose high schools and one special purpose high school program in the Houston metropolitan marketplace. HLA schools, which are fully accredited by the Southern Association of Colleges and Schools, offer a half-day high school program, as well as evening and summer school programs. HLA also provides tutors and special education classes to residential hospitals. HLA schools and programs feature individualized attention, primarily for those students who are at risk of not completing their high school requirements in a more traditional setting, and/or are attracted to the schools’ program and flexible hours of service. We continue to evaluate HLA’s business to determine its long-term strategic fit within our private pay school business.

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

Marketing

We generate new enrollments primarily from word-of-mouth recommendations from parents, direct mail campaigns, internet advertising, yellow pages listings, print advertisements and public relations programs. We also market to our own database of inquirers with ongoing direct mail and email communications.

Marketing efforts are directed by a central marketing team, who work with operations’ management, and the education team to develop consistent brand positioning and communication strategies, with the goal of continuously improving customer acquisition and retention. Our marketing team conducts enrollment marketing campaigns throughout the year in each of our geographic areas. These major campaigns are supplemented by community-based activities conducted by our local Executive Directors and principals.

Our annual marketing calendar is synchronized to the typical customer demand cycle for enrollment. We direct marketing resources towards our preschool enrollments during spring and summer and towards our elementary/middle schools during fall and winter. To a lesser degree, there is enrollment activity in the other seasonal periods for all schools.

During Fiscal 2006, the Company implemented a number of marketing communication tools to strengthen our communications with existing customers and increase customer retention and length of stay. These tools include, but are not limited to, e-mail based newsletters and school specific websites.

Corporate Development – Strategy and Implementation

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

While a significant portion of our efforts have focused on improving the performance of existing schools, the Company expects to increase its effort to identify opportunities to develop and open new schools and to acquire schools in support of our demographically driven geographic market cluster strategy, in both existing and new markets. To that end, during Fiscal 2006, the Company hired a Senior Vice President for Corporate Development to lead the Company’s new school development and acquisition strategy and implementation.

In June, 2006, the Company acquired The Honor Roll School located in Sugar Land, Texas. This acquisition adds two schools to the Company’s portfolio, a preschool and an elementary/middle school. This was the first acquisition for the Company in over three years.

During the first quarter of Fiscal 2007, the Company entered into additional franchise agreements with CTWorkshop Licensing USA, Inc. to have the exclusive rights to offer Children’s Technology Workshop products in parts of the North Carolina, Nevada, and Illinois markets in which the Company operates private schools. The Children’s Technology Workshop operates a children’s education and recreation business specializing in the delivery of interactive, applied technology programs and workshops that operate pursuant to a distinctive proprietary system and proprietary trademarks. The Company intends to offer summer camp, after school enrichment, and other Children’s Technology Workshop programs through some of its schools. The Company currently operates these programs in California, Virginia, and Pennsylvania.

In August, 2006 the Company entered into an agreement to manage an onsite child development program servicing the employees and children of a department of the federal government. This contract begins on October 1, 2006 and has a multi-year term. This marks the first time in recent history that the Company has operated a child development facility under a management agreement.

While we do not currently anticipate exiting any of our geographic markets, we regularly analyze the profitability of our existing school and real estate portfolio to identify schools that are underperforming and/or do not fit our business model or demographic cluster strategies. We then develop plans either to improve these schools or remove them from our portfolio. This represents an important activity in reallocating capital to the balance of our schools in order to ensure the continued improvement of our program offerings and overall company performance.

New School Development

During Fiscal 2006, we opened one preschool. From the period beginning July 2, 2006 through September 12, 2006, we opened one preschool. The Company anticipates opening additional preschools during Fiscal 2007. Additionally, the Company has signed a contract to manage a child development center for the benefit of employees of a federal agency in Washington D.C. We will continue to look for available opportunities that may result in our ability to add new schools at any time.

Typically for new school development we engage a developer or contractor to build a facility to our specifications. Alternatively, we may purchase land, construct the building with our own or borrowed funds and then seek to enter into a sale and lease-back transaction with an investor. We also look to occupy existing buildings that are appropriate for our schools and that are located in growth areas that meet our demographic requirements.

Acquisitions

We expect to use strategic acquisitions to expand our business. Key acquisition criteria include reputation, location in markets with excellent demographics, growth prospects, quality of personnel and the ability to integrate into existing market clusters, or become the foundation for new market clusters. We expect to focus any near-term acquisitions on schools that fit our demographic and cluster strategy and which serve the preschool and/or elementary market either directly serving the consumer or supporting a corporation or other entity in providing preschool and other related services to their employees. The Company seeks to identify acquisition opportunities at appropriate prices. Due to a variety of factors we cannot be certain acquisition targets will be available on terms or conditions acceptable to the Company. During Fiscal 2006, the Company hired a Senior Vice President for Corporate Development to lead the Company’s new school development and acquisition strategy implementation.

On June 29, 2006, the Company acquired certain net assets of The Honor Roll School in Sugar Land, Texas. The Honor Roll School serves students from age two through eighth grade. This acquisition adds two schools to the Company’s portfolio, a preschool and an elementary/middle school. This was the first acquisition for the Company in over three years.

Seasonality

Our elementary/middle schools historically have lower operating revenues in the summer due to the end of the traditional academic year and seasonally lower enrollment in summer programs. Summer revenues of preschools are, to a lesser degree, subject to the same seasonality. Management seeks to reduce the seasonal fluctuations of the Company’s revenue stream by adding to the school a mix of products and services in the lower revenue seasons. The success of these offerings depends primarily on customer acceptance and available disposable income.

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

We compete with other for-profit private schools, charter schools, non-profit schools, sectarian schools and home schooling. We also face competition with respect to preschool services and before- and after-school programs from public schools, government-based providers, and religiously affiliated, community-based or other non-profit programs that may offer such services at little or no cost to parents. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. We believe the only large for-profit competitors that integrate preschool and elementary education and that currently compete beyond a regional level are Knowledge Learning Corp. and Bright Horizons Family Solutions, Inc. We also face competition in each of our demographic markets from local operators of individually owned private schools. Finally, public school systems may become stronger competitors at the preschool level if additional states pass or expand universal pre-K legislation that provides public funds for preschool for three and four year olds and do not allow for-profit preschool operators to participate in these programs, or fund payments to for-profit operators at lower than market prices or costs.

While price is an important factor in competing in both the preschool and elementary school markets, we believe that other competitive factors also are important, including professionally developed educational programs, qualified and trained school administrators, well-equipped facilities, trained teachers and a broad range of ancillary services, including before- and after- school programs, transportation and infant care. Some of these services are not offered by some of our competitors. We believe we are competitively priced in each of our markets.

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

We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine a particular school to be in violation of applicable regulations and take action against that school and possibly other schools in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have a material adverse effect on our operations. States in which we operate routinely review the adequacy of regulatory and licensing requirements and implement changes which may significantly increase our costs to operate in those states.

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

Employees

On September 12, 2006, we employed approximately 4,166 persons. None of the Company’s employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may be obtained (as soon as reasonably practicable after we file or furnish such reports with the SEC) on our website at http://www.nobellearning.com. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this report. This website is and is only intended to be an inactive textual reference.

ITEM 1A.	RISK FACTORS.

Each of the following risks, individually or in a group, could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flows.

Changing Economic Conditions

The Company’s revenue and net income are subject to general economic conditions. The Company’s revenues depend, in part, on the number of dual income families and working single parents who require child development, child care, or educational services. A deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of these services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in wages, health insurance, and other operating costs or continue tuition increases at historical rates experienced in the industry.

Execution of Growth Strategy.

The Company’s ability to grow in the future will depend upon a number of factors, including the expansion of services and programs offered by the Company, the maintenance of high quality services and programs, the hiring and training of qualified personnel, and the availability of appropriately located and economically feasible real estate and/or buildings. Sustaining growth may require further enhancements to operational and financial systems and will also depend on the Company’s ability to expand its management and operational workforce. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.

Competition

The Company competes for individual enrollment in a highly fragmented market. For enrollment, the Company competes with residential based child care (operated out of the caregiver’s home) and center-based child care which may include work-site child care centers, full and part-time child care centers and preschools, private and public elementary schools and church-affiliated and other not-for-profit providers. In addition, substitutes for organized preschool, child care, and educational services, such as relatives and others caring for a child or home schooling, can represent lower cost alternatives to the Company’s services. Management believes the Company’s ability to compete successfully depends on a number of factors, including qualifications of principals and teachers, quality of care, site convenience and cost. The Company often is at a price disadvantage with respect to these alternative providers, who operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Many of its competitors in the private pay education service segment also offer similar or competing services at a substantially lower price than the Company and some may have access to greater financial resources than the Company or have greater name recognition. The Company also competes with many not-for-profit providers of child care and preschools, as well as elementary schools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Risks Associated with Acquisitions

Acquisitions are an ongoing part of the Company’s growth strategy. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional need for capital investment, undisclosed liabilities not covered by insurance or terms of acquisition, diversion of management’s attention in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future or the ability to identify satisfactory acquisition targets and successfully complete any acquisition.

Dependence on Key Management Personnel

The success of the Company is highly dependent on the efforts, abilities, and continued services of its executive officers and other key employees. The Company believes that its future success will depend upon its ability to continue to attract, motivate and retain highly-skilled key managers in a number of areas including, education, operations, finance, human resources, information technology, and marketing.

Hiring and Retaining Qualified Principals and Teachers

The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets. In addition, difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to obtain additional enrollment at its preschools and elementary schools.

Ability to Maintain Effective Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. A control system can only provide reasonable, not absolute, assurance that misstatements in financial reporting will be detected or prevented. The effectiveness of a system of internal controls may deteriorate if controls become inadequate due to changes in conditions, or if compliance with the policies or procedures declines. The key element to a system of internal control is competent personnel implementing the controls; the company may not be able to hire enough competent personnel.

Ability to Obtain and Maintain Insurance

The Company currently maintains the following major types of insurance policies: workers’ compensation, commercial general liability, including coverage for child abuse and molestation, automobile liability, commercial property coverage, student accident coverage, directors’ and officers’ liability coverage, professional liability and excess “umbrella” liability. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that such insurance will continue to be readily available to the Company or that the Company’s insurance premiums will not materially increase in the future as a consequence of conditions in the insurance business or private pay education and service market generally or the Company’s experience in particular.

Adverse Publicity

Any adverse publicity concerning reported incidents of alleged violations of licensing or regulatory requirements, neglect, or child abuse at any of the Company’s locations, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company’s locations, an inability to attract new enrollments, and inability to expand in certain markets, as well as increased insurance costs.

Litigation

Because of the nature of its business, the Company is and expects that in the future it may be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. There can be no assurance that additional lawsuits will not be filed, that the Company’s insurance will be adequate to cover liabilities resulting from any claim or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company’s business, results of operations, and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company’s services.

Seasonality and Variability of Quarterly Operating Results

The Company’s revenue and results of operations fluctuate with the seasonal demands for child development and educational services. Revenue at the Company’s locations which have mature operating levels typically declines during the fourth quarter of our fiscal year as a result of decreased enrollments at its locations as parents withdraw their children for summer vacations or summer break periods normally associated with a nine or ten month academic school year. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company’s quarterly results of operations may also fluctuate based upon the number and timing of preschool and elementary school openings and/or acquisitions, the performance of new and existing locations, competitive factors and general economic conditions. The inability of existing locations to maintain their current enrollment levels and profitability, the failure of newly opened locations to contribute to profitability and the failure to maintain and grow the existing services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulations

The Company’s locations are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of any location to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the location’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its location into compliance. Many government agencies may publish or publicly report major and/or minor regulatory violations and the Company may suffer adverse publicity which could result in a loss of enrollment in a school or market.

The expansion of independent charter schools where student tuition is funded by or supported by public funds could impact consumer demand for our educational services and schools in markets where the Company operates elementary and/or middle schools.

Finally, although the Company expects to pay employees at rates above the minimum wage, increases in the statutory minimum wage could result in a corresponding increase in the wages paid to the Company’s employees.

Impact of Governmental Universal Child Care Benefit

National, state or local child care and early age education benefit programs relying primarily on subsidies in the form of tax credits or other direct financial aid could provide the Company opportunities for expansion in additional markets; however, a universal benefit with governmentally mandated or provided child care could reduce the demand for educational services at the Company’s existing locations. Even in situations where the Company was allowed to provide publicly funded early age education programs, the amount of public funding could have a material adverse effect on the Company’s business and financial condition if the Company were to undertake these programs.

Possible Volatility of Stock Price

The prices at which the Company’s common stock trades is determined by the marketplace and is influenced by many factors, including the liquidity of the market for the Common Stock, investor perception of the Company and of the work/life industry generally, general economic market conditions and world events. Factors such as announcements of new services, new clients, acquisitions by the Company, its competitors or third parties, new regulatory or licensing requirements, as well as market conditions in the Company’s industry, may have a significant impact on the market price of the Common Stock. General investment market trends and movements in prices of stocks in general may also affect the market price. In addition, awards under the Company’s stock incentive plan and the issuance of additional equity securities of the Company may cause dilution to existing stockholders.

ITEM 1B.	UNRESOLVED SEC COMMENTS.

None.

ITEM 2.	PROPERTIES.

At September 12, 2006, we operated 151 schools on eight owned and 143 leased properties in 13 states. Our schools are geographically distributed as follows: 30 in California, eight in Florida, 15 in Illinois, one in Maryland, six in Nevada, 10 in New Jersey, 20 in North Carolina, three in Oregon, 20 in Pennsylvania, two in South Carolina, 11 in Texas, 19 in Virginia and six in Washington. Our schools generally are located in suburban settings.

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

We lease 22,500 square feet of space for our corporate offices in West Chester, Pennsylvania. This space is adequate for our current needs.

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

The table below sets forth the quarterly high and low sales prices for our common stock as reported by Nasdaq for each quarter during the period from July 4, 2004 through July 1, 2006.

	High	Low
Fiscal 2005 (July 4, 2004 to July 2, 2005)
First Quarter	$7.30	$6.50
Second Quarter	8.00	6.99
Third Quarter	9.35	7.35
Fourth Quarter	9.40	6.20

Fiscal 2006 (July 2, 2005 to July 1, 2006)
First Quarter	$9.99	$8.71
Second Quarter	9.71	9.01
Third Quarter	9.61	8.70
Fourth Quarter	10.47	9.30

Holders

At September 12, 2006, there were approximately 325 holders of record of shares of our common stock.

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

As permitted and in accordance with the provisions of its Preferred Series E and Preferred Series F stock, the Company does currently pay dividends in shares of common stock. Effective on the third anniversary for each of these classes the Company will be permitted to pay these dividends in cash. The Company intends to begin payment of these dividends in cash as soon as it is practical to do so.

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

	For the Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004	June 30, 2003	June 30, 2002
Operating Data:
Revenue	$168,329	$164,204	$158,361	$149,753	$145,173
Cost of services	146,129	142,448	137,847	131,050	122,613

Gross profit	22,200	21,756	20,514	18,703	22,560
Goodwill and other asset impairments (a)	30	216	3,368	8,715	—
Transaction related costs (b)	—	—	—	1,168	—
General and administrative expenses (c)	13,523	14,548	14,256	13,885	11,776

Operating income (loss)	8,647	6,992	2,890	(5,065)	10,784
Interest expense	1,469	2,692	3,632	3,740	3,637
Other income, net	(350)	(184)	(45)	(189)	(126)

Income (loss) from continuing operations before income taxes	7,528	4,484	(697)	(8,616)	7,273
Income tax expense (benefit)	2,943	1,677	257	(2,193)	2,875

Income (loss) from continuing operations	4,585	2,807	(954)	(6,423)	4,398
(Loss) from discontinued operations, net of income tax benefit (d)	(106)	(291)	(5,127)	(5,111)	(1,564)

Net income (loss)	4,479	2,516	(6,081)	(11,534)	2,834
Preferred stock dividends	487	642	516	82	82

Net income (loss) available for common stockholders	$3,992	$1,874	$(6,597)	$(11,616)	$2,752

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.55	$0.31	$(0.22)	$(1.02)	$0.69
Discontinued operations	(0.01)	(0.04)	(0.79)	(0.81)	(0.25)

Net income (loss) per share	$0.54	$0.27	$(1.01)	$(1.83)	$0.44

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.45	$0.29	$(0.22)	$(1.02)	$0.59
Discontinued operations	(0.01)	(0.03)	(0.79)	(0.81)	(0.21)

Net income (loss) per share	$0.44	$0.26	$(1.01)	$(1.83)	$0.38

Weighted average common shares outstanding (in thousands):
Basic	7,473	7,064	6,512	6,336	6,198
Diluted	10,080	9,719	6,512	6,336	7,475
Balance Sheet Data:
Cash and cash equivalents	$9,837	$2,925	$2,716	$4,722	$1,787
Working capital deficit	(9,503)	(15,079)	(8,688)	(23,095)	(7,720)
Goodwill and intangible assets, net	39,997	36,937	37,167	40,162	49,521
Total assets	86,419	78,344	85,865	97,968	102,980
Short term debt and current portion of long term debt	2,180	2,281	2,405	24,860	4,488
Long term debt	11,000	13,180	22,931	10,605	35,729
Stockholders’ equity	46,280	37,390	34,275	37,075	42,487

(a)	During the year ended July 2, 2005 (“Fiscal 2005”), the Company recorded an impairment charge of $216,000 related to fixed asset impairments in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”). During the year ended July 3, 2004 (“Fiscal 2004”), the Company recorded impairment of goodwill of $2,273,000 in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangibles” and an impairment charge of $1,095,000 related to fixed asset impairments in accordance with SFAS 144. During the year ended June 30, 2003 (“Fiscal 2003”), the Company recorded impairment of goodwill of $7,700,000 in accordance with SFAS 142, “Goodwill and Other Intangibles” and an impairment charge of $1,015,000 related to intangible assets in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. See notes to the financial statements for further discussion.
(b)	During Fiscal 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses incurred in connection with termination of a merger agreement.
(c)	In Fiscal 2005, general and administrative expenses include an additional charge of $1,500,000 related to the reserve of the Company’s investment in Total Education Solutions. In Fiscal 2004, general and administrative expenses includes a charge of $1,500,000 related to the present value of future payments with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two individuals of approximately $210,000. In Fiscal 2003, general and administrative expenses include a charge of $1,000,000 related to the write-down of the Company’s investment in Total Education Solutions.
(d)	Discontinued operations contain the following (dollars in thousands):

	For the Years Ended
	July 1, 2006	July 2, 2005	July 3, 2004	June 30, 2003	June 30, 2002
Revenues	$—	$384	$5,432	$11,851	$11,106
Cost of services	402	1,131	7,714	14,481	13,577

Gross loss	(402)	(747)	(2,282)	(2,630)	(2,471)
Goodwill and intangible impairment	—	—	(1,052)	(710)	—
Write down of property and equipment	—	—	(1,379)	(2,907)	—
Reduction of future lease obligations for closed schools	228	277	(3,556)	(1,996)	—

Loss from discontinued operations before income tax benefit	(174)	(470)	(8,269)	(8,243)	(2,471)
Income tax benefit	(68)	(179)	(3,142)	(3,132)	(907)

Loss from discontinued operations	$(106)	$(291)	$(5,127)	$(5,111)	$(1,564)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and may include statements regarding: opportunities for growth; the number of pre-elementary and elementary schools expected to be added in future years; the profitability of newly opened schools; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; and changes in operating systems and policies. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects” or similar expressions are used in this Annual Report on Form 10-K, the Company is making forward-looking statements.

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. In addition to the risk factors described in Item IA of this document and that are discussed from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to successfully execute its growth strategy;

•	the effects of general economic conditions, including interest and inflation rates, and world events;

•	competitive conditions in the pre-elementary and elementary school education and services industry, including advertising and tuition price sensitivity;

•	delays in new school openings or lower than expected enrollments;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	government regulations affecting student/teacher ratios;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	the growth of competitors as possible alternatives to the public school system, such as virtual charter schools, charter schools, and magnet schools;

•	decisions by local school systems which may adversely effect acceptance of course credits from our special purpose high schools;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and performance of acquired businesses;

•	the Company’s ability to successfully implement new school information systems and technology;

•	new regulations or changes in accounting requirements and standards and/or new interpretations of existing regulations or standards;

•	taxes, laws and regulations affecting the Company in markets where it competes;

•	environmental related events that could affect schools in areas impacted by such events;

•	the Company’s ability to obtain additional financing or capital required to implement fully its business and strategic plan;

•	the Company’s ability to defend itself in any litigation; and

•	the growth of competitors in our markets and their tactics to recruit our employees.

Negative developments in these areas could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending June 30, 2007 or June 28, 2008 (depending on the market capitalization test to be performed at December 31, 2006), Section 404 of the Sarbanes-Oxley Act of 2002 may require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

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

Change in Fiscal Year End

Effective for the fiscal year ended July 3, 2004 (“Fiscal 2004”), the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. The fiscal years ended July 1, 2006 (“Fiscal 2006”), and July 2, 2005 (“Fiscal 2005”) each includes 52 weeks. Fiscal 2004 includes 53 weeks. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries.

Reclassifications

As a result of certain school closures in Fiscal 2005 and Fiscal 2004 and the reclassification in Fiscal 2005 of certain schools from held for sale to continuing operations, the Company has conformed amounts reported for Fiscal years 2005 and 2004 in its Annual Report on Form 10-K for the period ended July 1, 2006. Certain other prior period amounts have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

Results of Operations

Fiscal 2006 compared to Fiscal 2005

At July 1, 2006, the Company operated 150 schools. Since July 2, 2005, the Company has acquired one preschool and one elementary school in addition to opening one preschool. School counts for Fiscal 2006 and Fiscal 2005 are as follows:

	Fiscal
	2006	2005
Number of schools at the beginning of period	149	149
Acquisitions	2	—
Openings	1	2
Closures	(2)	(2)

Number of schools at the end of the period	150	149

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2006 and Fiscal 2005 (dollars in thousands):

	Fiscal 2006	Percent of Revenues	Fiscal 2005	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase
Revenues	$168,329	100.0%	$164,204	100.0%	$4,125	2.5%

Personnel costs	79,283	47.1	77,213	47.0	2,070	2.7
School operating costs	25,264	15.0	23,917	14.6	1,347	5.6
Rent and other	41,582	24.7	41,318	25.2	264	0.6

Cost of services	146,129	86.8	142,448	86.8	3,681	2.6

Gross profit	22,200	13.2	21,756	13.2	444	2.0
Goodwill and other asset impairment	30	0.0	216	0.1	(186)	n/a
General and administrative expenses	13,523	8.0	14,548	8.9	(1,025)	(7.0)

Operating income	$8,647	5.1%	$6,992	4.3%	$1,655	23.7%

Revenue

Revenue for Fiscal 2006 increased $4,125,000 or 2.5% to $168,329,000 from $164,204,000 from Fiscal 2005. The revenue increase for Fiscal 2006 as compared to Fiscal 2005 is as follows (dollars in thousands):

	Fiscal		Dollar	Percent
	2006	2005	Increase (decrease)
Schools open before July 3, 2004	$164,656	$162,426	$2,230	1.4%
Schools opened in Fiscal 2005	2,372	1,778	594	33.4
One school opened in Fiscal 2006	1,301	—	1,301	—

	$168,329	$164,204	$4,125	2.5%

Revenue for schools opened before July 3, 2004 increased $2,230,000 or 1.4% in Fiscal 2006 as compared to the same number of days in the prior fiscal year. The revenue increases for schools opened prior to July 3, 2004 were due primarily to increases in average tuition of approximately 4.0% to 4.5% offset by a decrease in average enrollments.

Schools that opened in Fiscal 2005 had an increase in revenue of $594,000 versus the comparable period in Fiscal 2006 due to being open for a full year, normal ramp-up in enrollment for newer schools and the annual tuition increase of approximately 4.0% to 4.5%

The one new school that opened in Fiscal 2006 added revenue of approximately $1,301,000. The two schools that were acquired in Fiscal 2006 did not have an impact on the Company’s revenues as the acquisition closed at the end of the fiscal year.

Revenue trends

Comparable private pay schools net revenue increased 1.7% for Fiscal 2006 compared to Fiscal 2005. Comparable private pay schools gross tuition revenue increased 1.3%. Revenue increases were due primarily to average tuition increases of approximately 4.0% to 4.5% offset by a decrease in average enrollments.

The decrease in average enrollments are primarily a result of employee turnover at the school administrator level that occurred during or prior to the Fiscal 2006 enrollment season most of which occurred during Fiscal 2005. The vacancies among our administrators resulted in less effective new customer tours and sales efforts, schools with a vacancy in a key administrative position, and/or reduced communications with existing customers. As the Company successfully continues to fill these positions, personnel costs have increased at a faster rate than revenue. This negatively impacted the gross margin in Fiscal 2006. This trend may continue in the near term as we complete the upgrade of our administrative teams.

Approximately 96.4% of the Company’s gross revenue comes directly from our customers. Management believes this is significantly different than many providers in the education industry where a more significant portion of revenue is generated through government pay sources.

Management believes it is an industry practice to increase tuition annually and that industry norms in recent years have been increases in approximately a 3% to 5% range. Management expects this will continue to be industry practice for the foreseeable future.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is primarily affected by rate increases, staffing ratios, and enrollment changes. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and operating costs are incurred in the early years of a school’s life which are leveraged in future years as enrollments ramp up.

For Fiscal 2006, personnel cost increased approximately $2,070,000 or approximately 2.7% as compared to Fiscal 2005. Personnel cost increased to approximately 47.1% of revenues for Fiscal 2006 from approximately 47.0% of revenue for Fiscal 2005. Personnel cost increased as a percent of revenue as hiring and wage increases outpaced revenue increases as discussed in the revenue trends section above.

Total salary and wage expense increased $1,623,000 and accounted for approximately 2.1% of the total 2.7% increase in personnel costs. Healthcare accounted for $447,000 or 0.6% of the 2.7% increase. Healthcare as a line item increased 11.8% for Fiscal 2006 compared to Fiscal 2005.

School operating costs

School operating costs primarily include maintenance, food, supplies, utilities, transportation, school level marketing spending, ancillary programs, and bad debt. The category is partially variable with increases in revenue primarily as those revenue increases are driven by additional enrollment. In the case of new schools a base level of costs are incurred in the early years of a school’s life which are leveraged in future years as enrollments ramp up.

Management has undertaken specific initiatives discussed below in regard to certain costs in this category. These initiatives have been to both improve operations and increase control in operating activities.

For Fiscal 2006, school operating costs increased approximately $1,347,000 or 5.6% versus Fiscal 2005. School operating cost increased to 15.0% of revenue for Fiscal 2006 from 14.6% of revenue for Fiscal 2005.

Expense increases in bad debt of $515,000, utilities of $386,000, program cost of $251,000, food of $217,000, transportation of $145,000 and maintenance of $78,000, were partially offset by lower school based marketing costs of $208,000, and costs related to prior year operations of The Activities Club (TAC) of $182,000 (TAC was closed during Fiscal 2005). The bad debt cost increase resulted primarily from more uniform application of collection standards in certain schools, which also may have had a negative impact on enrollment. Increased utilities and transportation costs resulted from increasing energy costs and improved services to schools as the Company-wide roll out of broadband service to its school base to support its new information technology system efforts (see information technology below). Increased program cost resulted from the implementation of a new Spanish language curriculum. Food cost increases resulted from higher food costs and a lower number of students qualified for agency reimbursement as well as lower federal and state program reimbursement rates in certain locations. Lower school based marketing resulted from a shift to corporate based marketing included in rent and other expense and not an overall reduction in marketing spending.

Management will continue to focus its efforts on improved school operations and control. Management believes its new school operating system will give greater visibility to school accounts receivable and will enable management to increase focus on collections which may result in a reduction in future dollar variances and lead to reductions in actual expense year over year. Investment in school operations is critical to maintaining sound operation and education practices which attract students and their families. This may lead to additional increases in this category of costs, beyond increases related to enrollment, in the future as these initiatives are undertaken.

Rent and other

Rent and other costs primarily include property rent and property taxes, insurance including workmen’s compensation and property, depreciation and amortization, regional marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives, changes in property tax rates, and/or a ramp up in school openings.

For Fiscal 2006, rent and other increased approximately $264,000 or approximately 0.6% versus Fiscal 2005. Rent and other decreased to approximately 24.7% of revenue for Fiscal 2006 from approximately 25.2% of revenue for Fiscal 2005.

Expense increases in occupancy costs of $882,000 and corporate based marketing of $412,000 were partially offset by lower depreciation cost of $547,000, insurance of $242,000, pre-opening of $98,000, equipment lease expense of $58,000, and vehicle lease expense of $27,000. The increase in occupancy costs is due to the addition of one new school in the period, the full period effect of two prior year openings in the period, contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate based marketing increased from a shift in school based marketing previously charged to school operating expenses described above. Lower depreciation was partially due to lower capital spending rates in the first three quarters of Fiscal 2006. Insurance expense decreased due to a change in estimates of self insured worker compensation and property losses and the effect of a prior year worker compensation adjustment related to the Company’s 2002/2003 worker compensation policy period. Pre-opening costs decreased as a result of opening one school this period versus two in the prior period. Equipment lease expense decreased as the Company began purchasing personal computers rather than leasing them.

Gross profit

Gross profit for Fiscal 2006 increased $444,000 or 2.0% to $22,200,000 from $21,756,000 for Fiscal 2005. Gross profit was approximately 13.2% of revenue for Fiscal 2006 and approximately 13.2% of revenue for Fiscal 2005. The change in gross profit for Fiscal 2006 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal		Dollar	Percent
	2006	2005	Increase (decrease)
Schools open before July 3, 2004	$21,993	$22,172	$(179)	(0.8)%
Schools opened in Fiscal 2005	3	(377)	380	—
One school opened in Fiscal 2006	332	—	332	100.0
Pre-Opening Costs	(128)	(39)	(89)	—

	$22,200	$21,756	$444	2.0%

Gross profit from schools opened before July 3, 2004 decreased $179,000 or 0.8% in Fiscal 2006 versus Fiscal 2005. Gross profit as a percentage of applicable revenue for these schools decreased to 13.2% for Fiscal 2006 from 13.5% for Fiscal 2005. This decrease in gross profit as a percentage of applicable revenue is due primarily to personnel cost increases and school operating cost increases discussed in the respective sections above along with a decrease average enrollment, partially offset by tuition increases of 4.0% to 4.5%.

Schools that opened in Fiscal 2005 had an increase in gross margin of $380,000 as compared to the same period in the prior year, primarily due to normal ramp-up in enrollment for schools in their second year of operations and tuition increases.

One new school opened in Fiscal 2006 contributed gross profit of $247,000, net of pre-opening costs. Typically a new school has an enrollment ramp up period of two to four years, during which gross profit is expected to increase.

Pre-opening expenses were incurred for two schools totaling $128,000 in Fiscal 2006 and for one school totaling $39,000 in Fiscal 2005.

General and administrative expenses

General and administrative expenses for Fiscal 2006 decreased $1,025,000 or 7.0% to $13,523,000 from $14,548,000 for Fiscal 2005.

The decrease in general and administrative expenses for Fiscal 2006 was due primarily to a $1,500,000 valuation allowance related to the doubtful collection of the note receivable from Total Education Solutions, Inc. (TES) incurred in Fiscal 2005.

Corporate personnel cost decreased $285,000. This decrease was primarily a result of operating for most of Fiscal 2006 without a senior position filled as the Company eliminated its General Counsel position in early Fiscal 2006 and did not add a Senior Corporate Development position until late in Fiscal 2006.

Total management bonus for Fiscal 2006 decreased approximately $517,000, primarily a result of Fiscal 2006 performance versus the Company objectives as developed by the Board of Directors.

Stock compensation costs of $555,000 are included in the Company’s results for the first time during Fiscal 2006 on adoption of new accounting treatment, FASB 123(R), requiring expensing of stock based compensation. The Company expects to continue its historical practice of issuing stock options which will result in additional stock based compensation in the future, although amounts may vary.

Total professional fees increased $254,000 primarily due to investment in consulting support for the Company’s strategic plan development and increase legal and accounting fees related to regulatory compliance and corporate governance.

Corporate depreciation increased $263,000 and information technology expense increased $161,000 due to the Company’s information technology initiatives discussed below.

Operating Income

As a result of the factors mentioned above, operating income increased $1,655,000 or 23.7% to $8,647,000 for Fiscal 2006 from $6,992,000 for Fiscal 2005. Operating income increased in Fiscal 2006 to 5.1% of revenue from 4.3% in Fiscal 2005.

Interest expense

Interest expense decreased $1,223,000 or 45.4% to $1,469,000 for Fiscal 2006 from $2,692,000 for Fiscal 2005. The decrease in interest expense is primarily due to the retirement of $10,000,000 of 13.25% subordinated debt and reduction in average amounts outstanding under the Company’s senior bank credit facility.

Income tax expense

Income tax expense for Fiscal 2006 was $2,943,000 as compared to $1,677,000 for Fiscal 2005. The Company’s effective tax rate for Fiscal 2006 was 39.1%. The income tax expense for Fiscal 2006 is greater than the combined statutory income tax rate of 38% due to permanent differences between book and tax net income primarily consisting of prior period goodwill impairments which are not tax deductible. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and tax non-deductible expenses and credits.

At July 1, 2006 and July 2, 2005, the Company had deferred tax assets totaling $2,345,000 and $4,412,000, respectively. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Discontinued operations

The operating results for discontinued operations in the statements of operations for the periods presented, net of tax is as follows (dollars in thousands):

	Fiscal
	2006	2005
Revenues	$—	$384
Cost of services	402	1,131

Gross (loss)	(402)	(747)
Reduction of future lease obligations for closed schools	228	277

Loss from discontinued operations before income tax benefit	(174)	(470)
Income tax benefit	(68)	(179)

Loss from discontinued operations	$(106)	$(291)

Starting Fiscal 2005 discontinued operations consisted of eighteen schools and one undeveloped property held for sale. Of the eighteen schools seven were subleased, six were vacant and five held for sale. The undeveloped property was sold during the second quarter of Fiscal 2005. Of the six vacant, one owned by the Company was sold in the first quarter of Fiscal 2005, two were returned to the respective landlords and the Company has no further obligations under these leases and three remained vacant at the end of Fiscal 2005.

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

Of the five operating schools included in discontinued operations at the start of Fiscal 2005, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company no longer holds any schools for sale.

Starting Fiscal 2006 discontinued operations consist of ten schools, seven subleased and three vacant. During Fiscal 2006 one lease expired and two were returned to the respective landlords and the Company has no further obligations under these leases. Additionally, one property was vacated by the sub-lessee (see discussion in lease commitments section below). At the beginning of Fiscal 2007 discontinued operations consist of seven schools, six of which are subleased, one of which is vacant.

Net Income

As a result of the above factors, the Company’s net income was approximately $4,479,000 for Fiscal 2006 as compared to $2,516,000 for Fiscal 2005.

Fiscal 2005 compared to Fiscal 2004

At July 2, 2005, the Company operated 149 schools. Since July 3, 2004, the Company has opened one pre-elementary school, one elementary school and closed two pre-elementary schools based on their natural lease term end. School counts for Fiscal 2005 and Fiscal 2004 are as follows:

	Fiscal
	2005	2004
Number of schools at the beginning of period	149	157
Openings	2	1
Closures	(2)	(9)

Number of schools at the end of the period	149	149

Open and operating schools included in continuing operations and discontinued operations are as follows:

	Fiscal
	2005	2004
Continuing operations	149	144
Discontinued operations	—	5

	149	149

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2005 and Fiscal 2004 (dollars in thousands)

	Fiscal 2005	Percent of Revenues	Fiscal 2004	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase
Revenues	$164,204	100.0%	$158,361	100.0%	$5,843	3.7%

Personnel costs	77,213	47.0	75,700	47.8	1,513	2.0
School operating costs	23,917	14.6	22,949	14.4	968	4.2
Rent and other	41,318	25.2	39,198	24.8	2,120	5.4

Cost of services	142,448	86.8	137,847	87.0	4,601	3.3

Gross profit	21,756	13.2	20,514	13.0	1,242	6.1
Goodwill and other asset impairment	216	—	3,368	2.2	(3,152)	n/a
General and administrative expenses	14,548	8.9	14,256	9.0	292	2.0

Operating income	$6,992	4.3%	$2,890	1.8%	$4,102	141.9%

The reporting period for Fiscal 2005 varies from Fiscal 2004 due to the change to a 52/53 week year at the end of Fiscal 2004. As a result, Fiscal 2004 has four extra days versus Fiscal 2005. The effects of the additional days are indicated in the respective discussions below.

Revenue

Revenue for Fiscal 2005 increased approximately $5,843,000 or 3.7% to $164,204,000 from $158,361,000 from Fiscal 2004. The revenue increase for Fiscal 2005 as compared to Fiscal 2004 is as follows (dollars in thousands):

	Fiscal		Dollar	Percent
	2005	2004	Increase (decrease)
Schools open before June 30, 2003	$161,582	$155,828	$5,754	3.7%
Schools opened in Fiscal 2004	844	600	244	40.7
New schools opened in Fiscal 2005	1,778	—	1,778	n/a
Four extra days	—	1,933	(1,933)	100.0

	$164,204	$158,361	$5,843	3.7%

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

Comparable private pay schools gross tuition revenue increased 3.9% calculated on the same number of days, for the fifty-two week period ended July 2, 2005 over the same number of days ended July 3, 2004.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable primarily affected by rate increases, staffing ratios and enrollment changes. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and operating costs are incurred in the early years of a schools life which are leveraged in future years as enrollments ramp up.

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

School operating costs

School operating costs primarily include maintenance, food, supplies, utilities, transportation, school level marketing spending and ancillary programs. The category is partially variable with increases in revenue primarily as those revenue increases are driven by additional enrollment. In the case of new schools a base level of costs are incurred in the early years of a schools life which are leveraged in future years as enrollments ramp up.

For Fiscal 2005, school operating costs increased approximately $968,000 or 4.2% versus Fiscal 2004. School operating cost increased to 14.6% of revenue for Fiscal 2005 from 14.4% of revenue for Fiscal 2004.

Total program expense cost increased approximately $229,000 or approximately 90.0% primarily a result of implementing a new Spanish language curriculum which accounted for approximately $140,000 of the increase. Total school janitorial service cost increased approximately $300,000 or approximately 7.9%; upgraded services accounted for approximately $150,000 of the increase and two new schools opened in fiscal 2005 added approximately $71,000 of the increase. Total teaching supplies cost increased approximately $94,000 or approximately 6.3% as management funded improved teacher access to classroom materials to enhance student learning experiences.

Total bad debt costs increased approximately $72,000 or approximately 13.9% primarily related to management efforts to tighten collection practices in certain schools and certain school closings. Operations marketing costs decreased by approximately $101,000 or approximately 19.1% as management consolidated marketing initiatives from the school level to the district and regional level and shifted these expenses into Regional Marketing which appears in the Rent and other category discussed below.

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

	Fiscal		Dollar	Percent
	2005	2004	Increase/(decrease)
Schools open before June 30, 2003	$22,336	$20,391	$1,945	9.5%
Schools opened in Fiscal 2004	(165)	(295)	130	44.1
New schools opened in Fiscal 2005	(415)	(150)	(265)	(176.7)
Four extra days	—	568	(568)	100.0

	$21,756	$20,514	$1,242	6.1%

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

Goodwill and other asset impairment

Goodwill and other asset impairment in Fiscal 2005 decreased approximately $3,152,000 from approximately $3,368,000 in Fiscal 2004. The decrease was due to the fact that the Company’s test for goodwill did not require any impairment and asset impairments for Fiscal 2005 were $216, 000, while the test for goodwill and asset impairment in Fiscal 2004 required the above noted impairment.

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

The increase in general and administrative expenses for Fiscal 2005 was due primarily to a $1,500,000 valuation allowance related to the doubtful collection of the note receivable from Total Education Solutions, Inc. (TES). During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. During the third quarter of Fiscal 2005, the Company continued to evaluate the financial condition of TES through TES’ required quarterly reporting, forecast of future performance and discussions with TES management. TES’ performance and outlook suffered additional deterioration during the third quarter of Fiscal 2005. Based on the subordinated position the Company is in relative to TES’ senior lender, the review of TES’ actual results and 3 year projection, the Company concluded that the collection of the TES debt is doubtful. Based on this, the Company reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense. TES has received notice of default from its senior lender and is currently negotiating an extension of its senior debt.

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

Total management bonus for Fiscal 2005 increased approximately $720,000, primarily a result of Fiscal 2005 performance which resulted in an increase in executive bonus payments of approximately $670,000. The executive bonus plan included approximately 18 participants for Fiscal 2005 versus six participants for Fiscal 2004. Total professional fees increased approximately $342,000 primarily due to investment in consulting support for the Company’s strategic plan development and increased legal and accounting fees related to regulatory compliance and corporate governance. In addition, the Company incurred increased legal fees to support one of the charter schools for which the Company performs services.

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

Income tax expense

Income tax expense for Fiscal 2005 was $1,677,000 as compared to $257,000 for Fiscal 2004. The Company’s effective tax rate for Fiscal 2005 was 37.4%. The income tax expense for Fiscal 2004 is greater than the combined statutory income tax rate of 38% due to the non-deductibility of a portion of the goodwill that was impaired in Fiscal 2004. Goodwill associated with the acquisition of the stock of a Company that is written-down is not deductible for tax purposes. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-deductible tax expenses and credits.

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

Discontinued operations

The operating results for discontinued operations in the statements of operations for the periods presented, net of tax is as follows (dollars in thousands):

	Fiscal
	2005	2004
Revenues	$384	$5,432
Cost of services	1,131	7,714

Gross (loss)	(747)	(2,282)
Goodwill and intangible impairment	—	(1,052)
Write down of property and equipment	—	(1,379)
Reduction (increase) of future lease obligations for closed schools	277	(3,556)

Loss from discontinued operations before income tax benefit	(470)	(8,269)
Income tax benefit	(179)	(3,142)

Loss from discontinued operations	$(291)	$(5,127)

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

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its Revolving Credit Commitment. During Fiscal 2006, the Company also received cash from the exercise of warrants to purchase its common stock. The Company evaluates opportunities from time to time to sell properties to third parties. Principal uses of liquidity are debt service, capital expenditures related to the maintenance of its existing schools, and capital expenditures related to new school furniture, fixtures, and curriculum. During Fiscal 2006, the Company also used cash in the acquisition of The Honor Roll School. At July 1, 2006 and September 12, 2006, there were no amounts outstanding under the Revolving Credit Commitment and there was $1,699,000 outstanding for letters of credit. The total unused and available portion of the Revolving Credit Commitment, after allowance for the letters of credit, at July 1, 2006 was $8,301,000. The Company’s loan covenants under its Credit Agreement limit the amount of senior debt borrowings.

Total cash and cash equivalents increased by $6,912,000 from $2,925,000 at July 2, 2005 to $9,837,000 at July 1, 2006.

Cash provided by operating activities for Fiscal 2006, 2005 and 2004 were $13,644,000, $12,389,000 and $11,056,000, respectively. The $1,255,000 increase in Fiscal 2006 as compared to Fiscal 2005 was primarily due to an increase in net income of $1,963,000, an increase in working capital of $429,000 offset by a decrease in adjustments to net income of $1,137,000. The $1,333,000 increase in Fiscal 2005 as compared to Fiscal 2004 was primarily due to an increase in net income of $8,597,000 offset by a decrease in adjustments to net income of $4,144,000, and a decrease in working capital of $3,120,000.

Cash used in investing activities for Fiscal 2006, 2005 and 2004 were $8,244,000, $2,136,000 and $1,506,000, respectively. The $6,108,000 increase in Fiscal 2006 as compared to Fiscal 2005 was primarily due cash used for the acquisition of The Honor Roll School of $2,639,000, increased capital improvements spending of $761,000, investments in franchises and trade names of $311,000, and a decrease of cash proceeds from the sale of properties and the collection of a note that occurred in Fiscal 2005 totaling $2,397,000. The $630,000 increase in Fiscal 2005 as compared to Fiscal 2004 was primarily due to a reduction in proceeds from the sale of property and equipment of $1,889,000 offset by a $1,179,000 decrease in capital improvement spending.

Cash from financing activities for Fiscal 2006 was $1,512,000 compared to cash used in financing activities in Fiscal 2005 and 2004 of $10,044,000 and $11,556,000, respectively. Cash provided in Fiscal 2006 was primarily due to the exercise of a common stock warrant for the purchase of 585,803 shares of the company common stock offset by repayments of senior long term debt. Cash used in Fiscal 2005 was primarily due to the retirement of $10,000,000 of 13.25% subordinated debt. Cash used in Fiscal 2004 was primarily due to the repayment of $9,600,000 of senior long term debt.

In connection with a $10,000,000 senior subordinated note issued in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company’s common stock at $8.5625 per share. The senior subordinated note was retired February 20, 2004. In accordance with terms of the warrant the number of shares available for purchase and the price of purchase were adjusted to prevent dilution of the ownership position at the time the warrant was issued. In addition, to accommodate a drop in the price of common stock prior to May 31, 2000 the exercise price was adjusted to $6.85 per share. In accordance with these terms the adjusted number of common shares available for purchase increased to 585,803 at $6.21 per share.

In June 2006 the warrants were exercised for the purchase of 585,803 shares of common stock of the company at $6.21 per share for total proceeds to the company of $3,639,097. The exercise represented the purchase of 100% of the shares available under the warrant. Subsequent to the purchase no warrants are outstanding for the purchase of common shares of the company.

Senior Debt Changes

On February 20, 2004 the Company entered into a $22,995,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provided for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 revolving credit commitment (the “Revolving Credit Commitment”). Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restated Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Revolving Credit Commitment is scheduled to terminate on February 15, 2009. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of stock of the Company’s subsidiaries and liens on real and personal property. In addition, the Credit Agreement is secured by liens on all real property owned by the Company. With respect to the Term Loan, during fiscal 2006 the Company made scheduled payments in the amount of $2,000,000. At July 1, 2006, the Company had $13,000,000 outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Commitment.

In connection with the issuance of the Credit Agreement, the Company incurred $1,364,000 of cost related to legal, investment banking and commitment fees. These fees are amortized over the life of the loan to interest expense. As of July 1, 2006 the unamortized balance of fees was $655,000. As the Company develops further its strategy of either acquiring or building additional schools it may seek new senior bank financing which may result in the remaining unamortized fees being charged to interest expense at that time.

From Fiscal 2004 through Fiscal 2006 the Company entered into six amendments to its Credit Agreement as follows:

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

Fiscal 2005

Amendment No. 2: February 2005—To place certain encumbrances on the Revolving Credit Commitment

Amendment No. 3: April 2005—To reverse the encumbrance on the Revolving Credit Commitment placed by amendment 2 above and permit certain exclusions from defined EBITDA.

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

Fiscal 2006

Amendment No. 5: May 2006—To reduce and consolidate the interest rate matrix with respect to the Term Loan and the Revolving Credit Commitment.

Amendment No. 6: June 2006—To consent to the acquisition of certain assets of The Honor Roll School, Inc., and THRS II, Inc. as well as the waiver of the requirement to make a prepayment of net cash proceeds from the exercise of stock warrants and permit the Company to acquire the senior obligations of Total Education Solutions, Inc.

As of September 12, 2006 the outstanding balance of the Term Loan was $12,500,000. Available borrowing under the Credit Agreement at July 1, 2006 was $8,301,000.

The Credit Agreement bears interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. For the Term Loan and the Revolving Credit Commitment; the applicable rate is (1) an adjusted LIBOR rate plus a debt to defined EBITDA-dependent rate ranging from 1.75% to 2.25%, or (2) base rate plus a debt to defined EBITDA-dependent rate ranging from 0.5% to 1.0%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to defined EBITDA-dependent rate ranging from 1.75% to 2.25%. Under the Credit Agreement, the Company may issue up to $3,500,000 in letters of credit. Any amounts outstanding reduce amounts available under the Revolving Credit Commitment. At July 1, 2006, the Company had approximately $1,699,000, committed under outstanding letters of credit. At July 1, 2006, the letter of credit fee was 1.75%.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed certain leverage ratios. At July 1, 2006 the Company was in compliance with all required covenants under the Credit Agreement.

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. The Company’s contractual obligations and commercial commitments at July 1, 2006 were as follows: (dollars in thousands)

	Total	Fiscal					Thereafter
		2007	2008	2009	2010	2011
Long Term Debt Obligations (1)	$15,074	$2,904	$2,753	$9,417	$—	$—	$—
Operating Lease Commitments	218,240	30,721	29,261	26,782	25,036	22,197	84,243
Letter Of Credit Commitments	1,699	1,699	—	—	—	—	—
Non-Compete and Consulting Obligations	694	322	372	—	—	—	—

	$235,707	$35,646	$32,386	$36,199	$25,036	$22,197	$84,243

(1)	The long-term debt consists of $13.0 million (principal value), which bears interest at LIBOR plus a defined EBITDA dependent rate. Amounts above include contractual interest using applicable rate as of July 1, 2006.

The Company’s most significant contractual obligations are real estate leases for its private pay schools.

The Company has closed locations for which it continues to have cash obligations under lease agreements with third party landlords. The Company attempts to mitigate these cash payment obligations by subleasing the locations to third parties. The Company has cash risk for the future real estate leases for closed schools for which it does not have third party sublease coverage or where third party sublease coverage on any specific sublease may not equal the total cash obligation under the lease agreement for that property.

The table below provides the amounts for the Company’s operating lease commitments and subleases and the potential future period effected (dollars in thousands).

	Operating Lease Commitments
	Continuing Operations		Discontinued Operations
Fiscal Year	Vehicle and Copier Leases	Private Pay and Charter School Real Estate Leases	Closed Location Real Estate Leases	Total Operating Lease Commitments	Closed Location Cash Sublease Amounts Due to the Company	Net Uncovered Cash On Closed School Lease Commitments
2007	$1,041	$27,629	$2,051	$30,721	$890	$1,161
2008	772	26,438	2,051	29,261	926	1,125
2009	264	24,467	2,051	26,782	878	1,173
2010	140	22,859	2,037	25,036	821	1,216
2011	64	20,141	1,992	22,197	810	1,182
2012 and thereafter	17	78,052	6,174	84,243	1,000	5,174

Total	$2,298	$199,586	$16,356	$218,240	$5,325	$11,031

Charter school related lease commitments total $1,842,000 of which 100% are covered by sublease contracts between the Company and the charter schools to which the Company provides management services. In addition one charter school leases tenant improvements from the company in conjunction with its sublease of real estate from the Company. The tenant improvement lease contributed rent revenue of $739,000 and related depreciation expense of $458,000 during fiscal 2006. The charter school has the right to terminate the tenant improvement lease early by satisfying its obligations thereunder. In the event the charter school terminates the lease early there may be a gain or loss for the difference between the amount received in termination and the net book value of the tenant improvements. This tenant improvement lease terminates in August 2008.

Net uncovered cash on closed location lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying leases from third party sub-lessees. The amount equals closed location lease commitments less closed location cash sublease amounts due to the Company from third parties. The Company’s liability with respect to closed location lease commitments could change if a sub-lessee defaults or in any other way terminates before the end of the contract period of the sublease under their sublease with the Company or if the Company is successful in subleasing additional closed locations or extending existing sublease agreements. Some of the closed location lease commitments extend beyond the term of the current subleases on those properties.

During Fiscal 2006, the Company received notice under a previously subleased property that the existing sub-lessee exited the sublease two years prior to its contract termination. The annual base rents under this sublease are currently $835,000 and the lease term is through May 2015. The company believes the former sub-lessee remains obligated under the terms of the sublease, however the sub-lessee is no longer performing under the sublease. The Company has recorded a lease reserve in the amount of $835,000 in connection with this situation; the amount reserved is based on the assumption that another tenant sublessee will be located in the next year. In addition to the amount reserved, the Company continues to bear customary triple-net lease obligations related to this location. The Company intends to take all appropriate actions to protect its interest under the sublease, however until agreement can be reached either through negotiation or the courts the company is obligated to continue landlord rent payments. The Company has continued to explore alternatives to sublease the location in order to mitigate the potential loss resulting from the attempt of the previous sub-lessee to vacate the location prior to the end of their contract term. To the extent the Company is not successful in mitigating its obligations under the lease it will incur additional expense to its statement of operations.

The Company also has the risk of future effects on its statement of operations for the closed location real estate leases to the extent they are not mitigated by lease reserves provided for under SFAS 144 or future sublease receipts. The table below shows the Company’s commitments for leases on closed locations, sublease amounts due the Company on those locations, the reserves recorded for the closed location leases and the potential future expense effect on the statement of operations (dollars in thousands).

Fiscal Year	Closed Location Real Estate Lease Commitments	Closed Location Cash Sublease Amounts Due to the Company	Closed Location Real Estate Lease Reserves	Potential Future Statement of Operations Effect
2007	2,051	890	278	883
2008	2,051	926	980	145
2009	2,051	878	119	1,054
2010	2,037	821	109	1,107
2011	1,992	810	94	1,088
2012 and thereafter	6,174	1,000	184	4,990

Total	$16,356	$5,325	$1,764	$9,267

Capital Expenditures

During Fiscal 2006, the Company opened one preschool. The property’s landlord provided substantially all of the leasehold related funding and took the risk of project completion. Company funded capital expenditures for new school development include school equipment, furniture and fixtures and curricula purchased by the Company for the operations of the school. The capital expenditure funds to open these schools were provided by cash flow from operations. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2006, this limitation was $7,000,000.

During Fiscal 2005, the Company opened one preschool and one elementary school. For both schools the landlord provided substantially all of the leasehold related funding and took the risk during the construction period. The capital expenditure funds for school equipment, furniture and fixtures and curricula to open these schools were provided by cash flow from operations. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2005, this limitation was $6,500,000.

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

Capital expenditures are as follows: (dollars in thousands):

	Fiscal
	2006	2005	2004
New school development	$293	$409	$218
Fixed Assets from Acquisition of The Honor Roll Schools	175	—	—
Renovations and equipment purchases	2,911	3,293	3,819
Land purchase	—	—	1,106
Corporate and information systems	2,090	831	569

	$5,469	$4,533	$5,712

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

As a result of these events, regularly scheduled repayments and the readvance of $4,700,000 for the retirement of the senior subordinated Notes, the total amount outstanding under the Company’s senior credit facility was $12,500,000 at September 12, 2006 as compared to $13,000,000 at July 1, 2006 and $15,000,000 at July 2, 2005, as shown below (dollars in thousands):

	September 12, 2006	July 1, 2006	July 2, 2005
Term Loan Facility	$12,500	$13,000	$15,000
Revolving Credit Facility	—	—	—

	$12,500	$13,000	$15,000

Information Technology

The Company completed the roll out of the NetSuite®, licensed information technology system mid-January 2006 to its preschools and elementary schools. With this installation the Company now has on-line access to school related record keeping activities from a central database via the web-based NetSuite® system. The Company is now working on enhanced training, metrics reporting and additional benefits expected to be available to the Company from this roll out. This roll out is part of the Company’s continuing efforts to improve and enhance its information system related processes and information gathering capabilities. The NetSuite® system provides fully integrated general ledger and ERP capabilities.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

On October 2005, the FASB released FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted but not required. Although this pronouncement has not impacted the Company’s results of operations to date, the Company will continue to assess any potential future impacts.

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

Revenue Recognition

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other income, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other income is primarily comprised of supplemental fees from summer programs, camps, and field trips. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as deferred revenue. The Company does not receive payments for services that extend beyond the current operating cycle. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

The Company provides its services to the parents and guardians of the children attending its schools. The Company does not grant credit for an extended period of time, nor does it require collateral. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and as a result, the Company is not dependent on economic conditions in one demographic area or market.

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

During Fiscal 2006, 2005, and Fiscal 2004, impairment charges of $30,000, $216,000 and $1,095,000, respectively, included in continuing operations were recorded with respect to certain underperforming schools.

Goodwill

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

For Fiscal 2006, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2006 indicated that no impairment existed for the Company’s reporting units, as such the Company did not record goodwill impairment for Fiscal 2006; however, there can be no assurance that such a charge will not be recorded in 2007 or future periods.

For Fiscal 2005, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2005 indicated that no impairment existed for the Company’s reporting units, as such the Company did not record goodwill impairment for Fiscal 2005.

For Fiscal 2004, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2004 indicated that impairment existed in the Company’s reporting units as a result of operating performance. The Company recorded an impairment loss related to this test of $2,273,000.

Long Term Note Receivable

The Company has a $2,500,000 subordinated note receivable pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). The TES note receivable was due May 2005 and $2,250,000 of the note receivable can be converted into 30% ownership of TES. During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. Due to continued performance deterioration during the second quarter of Fiscal 2005, the Company reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense.

TES is currently in default of its senior debt. The senior debt was acquired by the Company subsequent to the end of Fiscal 2006. The Company intends to negotiate an extension of all amounts due from TES. The outcome of that negotiation is not currently known.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure on notes payable of $180,000 and $461,000 at July 1, 2006 and July 2, 2005, respectively. However, the Company does have cash flow exposure on its Credit Agreement, since the Revolving Credit Commitment and the Term Loan are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $92,000 and $51,000 in Fiscal 2006 and Fiscal 2005, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company had an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company used this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involved, to varying degrees, market risk, as the instrument was subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. At July 1, 2006, the interest rate swap agreement has expired and no further obligation remains. At July 2, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,892,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. There was no gain or loss realized at the time the swap contract was terminated. The market value of the interest rate swap agreement at July 2, 2005 resulted in a liability of $76,000 and is included as a component of Accumulated Other Comprehensive Loss of $47,000, net of taxes.

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company’s independent registered public accounting firm thereon, are included in this Annual Report on Form 10-K on pages F-1 through F- 28 below.

I TEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

I TEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 1, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

I TEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Report:

All other schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K.

The exhibits to this Annual Report on Form 10-K are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed or furnished as part of the Annual Report on Form 10-K,

Exhibit Number	Description of Exhibit

3.1	The Registrant’s Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.)

3.2	The Registrant’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

3.3	The Registrant’s Amended and Restated By-laws as modified November 15, 2001. (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

3.5	The Registrant’s Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock. (Filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.1	Investment Agreement dated as of June 30, 1998 between the Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.2	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

Exhibit Number		Description of Exhibit
10.3		Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.4		Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.5		Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant’s Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994, and incorporated herein by reference.)

10.6		Amendment dated February 23, 1996 to Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

10.7		Second Amendment dated as of June 17, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.8		Third Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.9		Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4A to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995, and incorporated herein by reference.)

10.10		Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the common stock of the Registrant. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.11		First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998, and incorporated herein by reference.)

10.12		First Amendment dated as of June 17, 2003 to First Amended and Restated Registration Rights Agreement between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.13	*	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

10.14	*	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.)

Exhibit Number		Description of Exhibit
10.15	*	Employment and Termination Agreement dated as of August 2001 between A.J. Clegg and the Registrant. (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.16	*	Employment and Termination Agreement dated as of August 2001 between John R. Frock and the Registrant. (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and incorporated herein by reference).

10.17	*	Consultant Agreement dated as of July 11, 2003 among the Registrant, A.J. Clegg and Tuscan Business Solutions, Inc. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.18	*	Consultant Agreement dated as of August 29, 2003 between the Registrant and John R. Frock. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.19		Purchase and Sale Agreement dated as of March 21, 2003 between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.20		Amendment dated July 9, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.21		Amendment dated July 24, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.22		Amendment dated August 13, 2003 to Purchase and Sale Agreement between the Registrant and Partnership With Parents, Inc. (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.23		Series E Convertible Preferred Stock Purchase Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.24		Management Rights Letter of the Registrant dated as of June 17, 2003, issued to Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.25		Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.26		First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.27		Series F Convertible Preferred Stock Purchase Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

Exhibit Number		Description of Exhibit
10.28		Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and incorporated herein by reference.)

10.29	*	Amended Employment Agreement dated as of September 6. 2005 between the Registrant and George Bernstein. (Filed herewith.)

10.30		Credit Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries as Guarantors, and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.31		Revolving Note, dated as of February 20, 2004 in the principal amount of $8,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.32		Term Note, dated as of February 20, 2004 in the principal amount of $15,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.33		Security Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.34		Senior Subordinated Note, dated as of February 20, 2004 in the principal amount of $5,000,000, payable to the order of Mollusk Holdings, L.L.C. (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004, and incorporated herein by reference.)

10.35		First Amendment to Credit Agreement dated as of April 19, 2004 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2004, and incorporated herein by reference.)

10.36		Second Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated April 1, 2005, and incorporated herein by reference.)

10.37		Third Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated April 1, 2005, and incorporated herein by reference.)

10.38		Fourth Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris, N.A. (formerly Harris Trust and Savings Bank). (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2005, and incorporated herein by reference.)

10.39	*	Separation Agreement and General Release dated as of June 28, 2005 between Kathy E. Herman and the Registrant. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2005, and incorporated herein by reference).

10.40	*	Omnibus Incentive Equity Compensation Plan of the Registrant, (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124247) filed on April 22, 2005, and incorporated herein by reference.)

10.41		Employment Agreement dated as of May 10, 2006 between the Registrant and Lee Bohs. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2006, and incorporated herein by reference. )

10.42		Fifth Amendment to Credit Agreement dated as of May 8, 2006 between the Registrant and Harris, N.A. (formerly Harris Trust and Savings Bank). (Filed herewith.)

Exhibit Number	Description of Exhibit
10.43	Sixth Amendment to Credit Agreement dated as of June 30, 2006 between the Registrant and Harris, N.A. (formerly Harris Trust and Savings Bank. (Filed herewith.)

10.44	Form of Incentive Stock Option Certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended, and incorporated herein by reference.)

10.45	Form of Non-Qualified Stock Option Agreement (Non-Employee Director), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended, and incorporated herein by reference.)

10.46	Form of Non-Qualified Stock Option Agreement (Employee), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended, and incorporated herein by reference.)

10.47	Form of Stock Award certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended, and incorporated herein by reference.)

14	Code of Business Conduct and Ethics of the Registrant, as adopted June 3, 2004. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2004, and incorporated herein by reference.)

16.1	Letter from PricewaterhouseCoopers LLP to the SEC, dated April 1, 2003 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2003, and incorporated herein by reference.)

21	List of subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of BDO Seidman, LLP. (Filed herewith.)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

*	Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*)

(c)	Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:September 14, 2006	NOBEL LEARNING COMMUNITIES, INC

	By:	/S/ GEORGE H. BERNSTEIN
George H. Bernstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date
/S/ GEORGE H. BERNSTEIN George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2006

/S/ THOMAS FRANK Thomas Frank	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2006

/S/ THERESE KREIG CRANE Therese Kreig Crane	Director	September 15, 2006

/S/ DAVID BEALE David Beale	Director	September 15, 2006

/S/ STEVEN B. FINK Steven B. Fink	Director	September 15, 2006

/S/ PETER H. HAVENS Peter H. Havens	Director	September 15, 2006

/S/ RICHARD J. PINOLA Richard J. Pinola	Director	September 15, 2006

/S/ MICHAEL J. ROSENTHAL Michael J. Rosenthal	Director	September 15, 2006

/S/ RALPH SMITH Ralph Smith	Director	September 15, 2006

/S/ DAVID L. WARNOCK David L. Warnock	Director	September 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nobel Learning Communities, Inc.

The audits referred to in our report dated September 12, 2006 relating to the consolidated financial statements of Nobel Learning Communities, Inc. and Subsidiaries, which is contained in Item 8 of Form 10-K, include the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 12, 2006

S-1

SCHEDULE II

Nobel Learning Communities, Inc.

Valuation and Qualifying Accounts.

(dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Write-offs	Balance at end of period
Year ended July 1, 2006:
Allowance for doubtful accounts	$879	962	(1,143)	$698

Year ended July 2, 2005:
Allowance for doubtful accounts	$912	447	(480)	$879

Year ended July 3, 2004:
Allowance for doubtful accounts	$803	519	(410)	$912

S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nobel Learning Communities, Inc.

West Chester, PA

We have audited the accompanying consolidated balance sheets of Nobel Learning Communities, Inc. and Subsidiaries as of July 1, 2006 and July 2, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and Subsidiaries as of July 1, 2006 and July 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 12, 2006

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	July 1, 2006	July 2, 2005
ASSETS
Cash and cash equivalents	$9,837	$2,925
Accounts receivable, less allowance for doubtful accounts of $698 in 2006 and $879 in 2005	2,329	1,980
Deferred tax asset	1,479	2,200
Prepaid rent	2,559	2,436
Prepaid insurance and other	2,836	2,479

Total Current Assets	19,040	12,020

Property and equipment, at cost	73,027	69,059
Accumulated depreciation and amortization	(47,415)	(43,052)

Property and equipment, net	25,612	26,007

Goodwill	38,374	36,639
Intangible assets, net	1,623	298
Deferred tax asset	866	2,212
Deposits and other assets	904	1,168

Total Assets	$86,419	$78,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,180	$2,281
Accounts payable and other current liabilities	14,478	14,361
Deferred revenue	11,885	10,457

Total Current Liabilities	28,543	27,099

Long-term obligations	11,000	13,180
Other long term liabilities	596	675

Total Liabilities	40,139	40,954

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued 3,283,419 in 2006 and 2005, outstanding 3,283,419 in 2006 and 3,175,837 in 2005. $12,401 and $11,979 aggregate liquidation preference at July 1, 2006 and July 2, 2005, respectively	3	3
Common stock, $0.001 par value; 20,000,000 shares authorized; issued 8,092,776 in 2006 and 7,486,807 in 2005, outstanding 8,092,776 in 2006 and 7,450,097 in 2005	8	8
Treasury stock, at cost; no shares in 2006, 36,710 shares in 2006	—	(375)
Additional paid-in capital	55,778	51,302
Accumulated deficit	(9,509)	(13,501)
Accumulated other comprehensive loss	—	(47)

Total Stockholders’ Equity	46,280	37,390

Total Liabilities and Stockholders’ Equity	$86,419	$78,344

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Revenues	$168,329	$164,204	$158,361

Operating expenses:
Personnel costs	79,283	77,213	75,700
School operating costs	25,264	23,917	22,949
Rent and other	41,582	41,318	39,198

Total Cost of Services	146,129	142,448	137,847

Gross profit	22,200	21,756	20,514
Goodwill and other asset impairments	30	216	3,368
General and administrative expenses	13,523	14,548	14,256

Operating income	8,647	6,992	2,890
Interest expense	1,469	2,692	3,632
Other income, net	(350)	(184)	(45)

Income (loss) from continuing operations before income taxes	7,528	4,484	(697)
Income tax expense	2,943	1,677	257

Income (loss) from continuing operations	4,585	2,807	(954)
Loss from discontinued operations, net of income tax benefit of $68; $179, $3,142, respectively	(106)	(291)	(5,127)

Net income (loss)	4,479	2,516	(6,081)
Preferred stock dividends	487	642	516

Net income (loss) available to common stockholders	$3,992	$1,874	$(6,597)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.55	$0.31	$(0.22)
(Loss) from discontinued operations	(0.01)	(0.04)	(0.79)

Net income (loss) per share	$0.54	$0.27	$(1.01)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.45	$0.29	$(0.22)
Loss from discontinued operations	(0.01)	(0.03)	(0.79)

Net income (loss) per share	$0.44	$0.26	$(1.01)

Weighted average common stock outstanding (in thousands):
Basic	7,473	7,064	6,512
Diluted	10,080	9,719	6,512

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

For the Years Ended July 1, 2006, July 2, 2005 and July 3, 2004

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
June 30, 2003	5,920,797	$6	6,612,109	$6	($1,375)	$47,753	($8,778)	($537)	$37,075
Comprehensive income:
Net (loss)	—	—	—	—	—	—	(6,081)	—	(6,081)
Swap contract, net of tax	—	—	—	—	—	—	—	333	333

Total comprehensive loss									(5,748)

Issuance of preferred stock	588,236	—	—	—	—	2,894	—	—	2,894
Conversion of preferred stock	(493,226)	—	127,266	—	—	—	—	—	—
Compensation for non employee stock options	—	—	—	—	—	26	—	—	26
Stock options exercised	—	—	103,332	1	—	543	—	—	544
Preferred dividends	—	—	—	—	—	—	(516)	—	(516)

July 3, 2004	6,015,807	6	6,842,707	7	(1,375)	51,216	(15,375)	(204)	34,275
Comprehensive income:
Net income	—	—	—	—	—	—	2,516	—	2,516
Swap contract, net of tax	—	—	—	—	—	—	—	157	157

Total comprehensive income									2,673

Issuance of preferred stock dividends	190,438	—	—	—	—	897	—	—	897
Conversion of preferred stock	(3,030,408)	(3)	798,700	1	—	2	—	—	—
Stock options exercised			39,200	—	—	187	—	—	187
Treasury shares cancelled	—	—	(193,800)	—	1,000	(1,000)	—	—	—
Preferred dividends	—	—	—	—	—	—	(642)	—	(642)

July 2, 2005	3,175,837	3	7,486,807	8	(375)	51,302	(13,501)	(47)	37,390
Comprehensive income:
Net income	—	—	—	—	—	—	4,479	—	4,479
Swap contract, net of tax	—	—	—	—	—	—	—	47	47

Total comprehensive income									4,526

Issuance of preferred stock	107,582	—	—	—	—	502	—	—	502
Exercise of warrants	—	—	585,803	—	—	3,639	—	—	3,639
Compensation for employee stock options	—	—	—	—	—	555	—	—	555
Stock options exercised			20,166	—	—	155	—	—	155
Treasury shares cancelled	—	—	—	—	375	(375)	—	—	—
Preferred dividends	—	—	—	—	—	—	(487)	—	(487)

July 1, 2006	3,283,419	$3	8,092,776	$8	$0	$55,778	($9,509)	$0	$46,280

The accompanying notes are an integral part of the consolidated financial statements

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Cash Flows from Operating Activities:
Net income (loss)	$4,479	$2,516	$(6,081)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	5,748	6,179	7,754
Fixed asset impairments	30	216	1,095
Goodwill impairment	—	—	3,326
Reserve for discontinued operations	—	—	2,281
Valuation allowance—note receivable	—	1,500	—
Amortization of debt discount	—	—	257
Provision for losses on accounts receivable	962	447	519
Provision for stock option compensation	555	—	—
Provision for deferred taxes	1,077	1,269	(1,666)
Gain on sale of fixed assets	—	(133)	(14)
Other	(49)	(18)	52
Changes in Assets and Liabilities, net of acquired amounts
Accounts receivable	(1,311)	341	2,617
Prepaid assets	(384)	(72)	(446)
Other assets and liabilities	1,511	415	1,267
Deferred revenue	980	987	(860)
Accounts payable and accrued expenses	46	(1,258)	955

Net Cash Provided by Operating Activities	13,644	12,389	11,056

Cash Flows Used in Investing Activities:
Additions to fixed assets, net of acquired amounts	(5,294)	(4,533)	(5,712)
Proceeds from sale of property and equipment	—	2,168	4,057
Repayment of notes receivable	—	229	149
Acquisition of The Honor Roll Schools	(2,639)	—	—
Investment in Product Rights and Trade Names	(311)	—	—

Net Cash Used in Investing Activities	(8,244)	(2,136)	(1,506)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	3,793	187	544
Borrowings of long term debt	—	4,700	—
Repayment of long term debt	(2,281)	(4,195)	(9,613)
Repayment of subordinated debt	—	(10,380)	(523)
Proceeds from the issuance of preferred stock	—	—	2,894
Cash overdraft	—	(319)	(3,110)
Debt issuance cost	—	—	(1,364)
Repayment of capital lease obligations	—	—	(250)
Dividends paid to preferred stockholders	—	(37)	(78)
Cash distribution of minority interest	—	—	(56)

Net Cash Provided by (Used in) Financing Activities	1,512	(10,044)	(11,556)

Net increase (decrease) in cash and cash equivalents	6,912	209	(2,006)
Cash and cash equivalents at beginning of year	2,925	2,716	4,722

Cash and cash equivalents at end of year	$9,837	$2,925	$2,716

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$1,246	$2,389	$3,203
Income taxes	99	104	66
Non-cash investing and financing activities:
Issuance of Preferred stock for dividend payments	$502	$897	$—
Paid in kind preferred stock dividends	487	605	438

In connection with the purchase of The Honor Roll School, as discussed in Note 3, the fair value of assets acquired are as follows:

Cash paid	$2,639	$—	$—
Net liabilities assumed	331	—	—

Fair value of assets acquired	$2,970	$—	$—

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

Principles of Consolidation and Basis of Presentation:

Effective for the fiscal year ending July 3, 2004 (“Fiscal 2004”), the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. The fiscal years ended July 1, 2006 (“Fiscal 2006”), July 2, 2005 (“Fiscal 2005”) each include 52 weeks. Fiscal 2004 includes 53 weeks. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

The Company provides its services to the parents and guardians of the children attending the schools. The Company does not grant credit for an extended period of time, nor does it require collateral. Exposure to losses

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

on receivables is principally dependent on each parent/guardian’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and as a result, the Company is not dependent on economic conditions in one area or market.

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

Maintenance, repairs and minor refurbishments are expensed as incurred. Upon retirement, lease terminations or other disposition of buildings, leasehold improvements and furniture and equipment, the cost of the items, and the related accumulated depreciation, are removed from the accounts and any gain or loss is included in operations.

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

During Fiscal 2006, Fiscal 2005, and Fiscal 2004, impairment charges of $30,000, $216,000, and $1,095,000 are included in goodwill and other asset impairments respectively, with respect to certain underperforming schools in continuing operations.

Deferred Financing Costs:

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments. As of July 1, 2006, $655,000 in deferred financing costs was carried on the Company’s balance sheet.

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

Stock Compensation:

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

The number of options granted under the 2004 Omnibus Incentive Equity Compensation Plan is determined from time to time by the Compensation Committee of the Board of Directors, except for options granted to non-employee directors, which is determined by a formula set forth in the Plan. Non-qualified stock options are granted by a formula in the 2004 Omnibus Incentive Equity Compensation Plan. All option grants to employees vest over three years. Option grants issued to directors vest at the end of the fiscal year in which the options are granted. Options granted to new directors upon joining the Board of Directors vest immediately. Options are exercisable for up to ten years from date of grant.

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

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized in Fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Fiscal
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	36.8%	48.1%	50.4%
Risk-free interest rate	4.0%	3.0% - 3.1%	3.13%
Weighted average expected life of options	5 years	4 years	4 years
Expected rate of forfeiture	5.6%	not applicable	not applicable

Stock-based compensation expense included in the statement of operations for FY 2006 was approximately $555,000. As of July 1, 2006 there was approximately $682,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.6 years. The Company expects to continue its historical practice of issuing stock options which will result in additional stock based compensation in the future, although amounts may vary.

The following table illustrates the effect on net income and earnings per share for FY 2005 and FY 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands).

	Fiscal Year Ended
	July 2, 2005	July 3, 2004
Net (loss) income—As reported	$2,516	$(6,081)
Add: stock based compensation included in net (loss) income as reported	—	—
Deduct stock based compensation determined under fair value based methods for all awards	(369)	(95)

Pro Forma net (loss) income	$2,147	$(6,176)

Basic earnings (loss) per share—as reported	$0.27	$(1.01)
Basic earnings (loss) per share—pro forma	$0.21	$(1.03)
Diluted earnings (loss) per share—as reported	$0.26	$(1.01)
Diluted earnings (loss) per share—pro forma	$0.22	$(1.03)

Accumulated Other Comprehensive Income (Loss);

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Accumulated other comprehensive loss is comprised of the cumulative effects of the Company’s interest rate swap agreement which amounted to approximately $0 at July 1, 2006, $47,000 at July 2, 2005 and $204,000 at July 3, 2004.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Accounting for Derivatives:

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments, Certain Hedging Activities,” an amendment of SFAS Standard No. 133, establishes accounting and reporting standards requiring that every derivative instrument, such as interest rate swap agreements, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company records its derivatives at fair value within the consolidated balance sheet and the changes in fair value of the derivatives are either reported in earnings or are reported in other comprehensive loss in stockholders’ equity. The fair value represents the estimated amount the Company would receive or pay to terminate their interest rate swap agreements taking into consideration current interest rates (see Note 10). Derivatives are limited in use and are not entered into for speculative purposes.

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

On October 2005, the FASB released FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result,

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted but not required. Although this pronouncement has not impacted the Company’s results of operations to date, the Company will continue to assess any potential future impacts.

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

2. Earnings (Loss) Per Share:

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, the weighted average number of shares outstanding is used as the denominator. The Company sustained a loss for Fiscal 2004. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at July 3, 2004 are not included in the computation of diluted earnings per share as they were antidilutive. Options to purchase 51,500 of common stock from $10.18 to 10.17 were outstanding during Fiscal 2006 and 23,100 shares of common stock from $16.4375 to $7.875 were outstanding during Fiscal 2005, but these were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Earnings (loss) per share are computed as follows (dollars in thousands):

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Basic income (loss) per share:

Net income (loss)	$4,479	$2,516	$(6,081)
Less preferred dividends	487	642	516

Net income (loss) available for common stock	$3,992	$1,874	$(6,597)

Average common stock outstanding	7,473,013	7,064,199	6,511,912

Basic income (loss) per share	$0.54	$0.27	$(1.01)

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Diluted income (loss) per share:

Net income (loss) available for common stock and dilutive securities	$4,479	$2,516	$(6,597)
Average common stock outstanding	7,473,013	7,064,199	6,511,912
Options, warrants and convertible preferred stock	2,606,637	2,654,782	—

Average common stock and dilutive securities outstanding	10,079,650	9,718,981	6,511,912

Diluted income (loss) per share	$0.44	$0.26	$(1.01)

3. Acquisitions

On June 29, 2006 the Company completed the acquisition of certain net assets of The Honor Roll Schools. The Honor Roll Schools include both a preschool and kindergarten through eighth grade school located in separate facilities on a single campus in Sugar Land, Texas. Cash paid by the Company was approximately $2,639,000 and was paid from existing cash resources. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition, and included, among other items approximately $506,000 of net current liabilities and $175,000 of property and equipment. In addition, the Company has made allocations of $1,235,000 for intangible assets which include $580,000 for The Honor Roll trade name and $655,000 for the acquired student roster. The remaining purchase price has been recorded as goodwill of $1,735,000. Operating results of The Honor Roll Schools did not have a material impact on the Company’s Fiscal 2006 results of operations. The purchase accounting for The Honor Roll Schools has not been finalized primarily due to a working capital settlement that is scheduled to be completed in the first quarter of Fiscal 2007. This acquisition was not material for disclosure purposes, therefore pro forma information has not been presented. The goodwill related to this will be deductible for tax purposes.

4. Discontinued Operations

The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” effective August 1, 2001. Under SFAS No. 144 the results of operations of components of the entity that have either been disposed of or are classified as held for sale are reported in discontinued operations.

During Fiscal 2004 discontinued operations consisted of twenty schools and one undeveloped property held for sale. Of the twenty schools, the Company closed fifteen, sold one, and held four for sale. Of these fifteen closed schools, seven were subleased, six were vacant, one was sold, and one was returned to the landlord under a lease buyout and early termination. Of the six vacant schools, one vacant school, owned by the Company, was sold and one vacant school reached the end of its lease term during the first quarter of Fiscal 2005. The remaining four continued to be accounted for as discontinued operations through July 2, 2005.

Starting Fiscal 2005, discontinued operations consisted of eighteen schools and one undeveloped property held for sale. Of the eighteen schools seven were subleased, six were vacant and five held for sale. The undeveloped property was sold during the second quarter of Fiscal 2005. Of the six vacant, one owned by the Company was sold in the first quarter of Fiscal 2005, two were returned to the respective landlords and the Company has no further obligations under these leases and three remained vacant at the end of Fiscal 2005.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Of the two schools returned to the respective landlords, one was returned in September 2004 at the end of its natural lease term and there was no impact to the accrued lease reserve for this school. One school was returned to the landlord prior to the end of the lease term and the Company was released from any future obligation for this school which resulted in a recapture of the discounted future lease payments that were reserved during Fiscal 2004. The amount of the recapture related to this school was approximately $337,000 in the fourth quarter of Fiscal 2005. In addition, the Company, during the fourth quarter of Fiscal 2005, reached agreement with the landlord of one of the vacant properties on the buyout amount required if the landlord were able to sell the property to a third party.

Of the five operating schools included in discontinued operations at the start of Fiscal 2005, one was closed and the remaining four were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company no longer holds any schools for sale.

Starting Fiscal 2006, discontinued operations consist of ten schools, seven subleased and three vacant. The estimate of future lease obligations for closed schools was reduced by approximately $228,000. During Fiscal 2006 one lease expired and two were returned to the respective landlords and the Company has no further obligations under these leases, accordingly the reserve for future lease obligations for closed schools was reduced by approximately $35,000. Another property which had been vacant was subleased, reducing the reserve for future lease obligations for closed schools by approximately $900,000. A subleased property had a sublessee with questionable creditworthiness, after establishing a favorable payment history, the Company reduced its reserve for future lease obligations by approximately $128,000. Lastly, one property was vacated by the sublessee two years prior to the contractual termination of its sublease agreement, the reserve for future lease obligations for closed schools was increased by approximately $835,000. At the beginning of Fiscal 2007 discontinued operations consisted of seven schools, six of which are subleased, one of which is vacant.

A summary of discontinued operations is as follows (dollars in thousands):

	Fiscal
	2006	2005	2004
Revenues	$—	$384	$5,432
Cost of services	402	1,131	7,714

Gross (loss)	(402)	(747)	(2,282)
Goodwill impairment	—	—	(1,052)
Write down of property and equipment	—	—	(1,379)
Reduction (increase) of future lease obligations for closed schools	228	277	(3,556)

Loss from discontinued operations before income tax benefit	(174)	(470)	(8,269)
Income tax benefit	(68)	(179)	(3,142)

Loss from discontinued operations	$(106)	$(291)	$(5,127)

5. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $8,225,000 and $248,000 at July 1, 2006 and July 2, 2005 respectively. The Company’s funds were invested in money market accounts, which exceed federally insured limits. The Company

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

6. Property and Equipment:

The balances of major property and equipment classes were as follows (dollars in thousands):

	July 1, 2006	July 2, 2005
Land	$2,407	$2,407
Buildings	6,390	6,222
Assets under capital lease obligations	884	1,224
Leasehold improvements	25,351	23,956
Furniture and equipment	37,474	34,305
Construction in progress	521	945

	73,027	69,059
Accumulated depreciation and amortization	(47,415)	(43,052)

	$25,612	$26,007

Included in property and equipment in Fiscal 2006 is construction in progress of $521,000 for refurbishment of one school and equipment for one new school to be opened in Fiscal 2007. The current projects are expected to be completed by the end of Fiscal 2007 at an additional cost of approximately $240,000.

Depreciation expense from continuing operations was $5,555,000, $5,880,000, and $5,526,000, for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. There was no amortization of capital leases included in depreciation expense for Fiscal 2006 and Fiscal 2005, and $150,000 for Fiscal 2004. Accumulated amortization of capital leases amounted to $884,000 and $1,224,000 at July 1, 2006 and July 2, 2005, respectively.

7. Goodwill

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

During the fourth quarter of Fiscal 2006 and Fiscal 2005, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2006 and Fiscal 2005 indicated that no impairment existed for the Company’s reporting units; as such the Company did not record goodwill impairment for Fiscal 2006 or Fiscal 2005.

During the fourth quarter of Fiscal 2004, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2004 indicated that impairment existed in the Company’s reporting units as a result of operating performance. The Company recorded an impairment loss related to this test of $2,273,000.

In addition, goodwill specifically related to closed schools or in connection with the Company’s plan to sell schools identified as under-performing and/or which did not fit well with the Company’s business or geographic strategies resulted in an impairment of $1,053,000 during Fiscal 2004. Goodwill impairment for these schools is included in loss from discontinued operations.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Intangible assets, net

Intangible assets include trade names, a franchise agreement, The Honor Roll student roster, and non-compete agreements. All intangibles except for the trade names are being amortized over their expected useful lives which range from 3-7 years. The trade names have been determined to have an indefinite life and are not amortized. The Company will evaluate the remaining useful lives of the trade names each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

In Fiscal 2004, the Company entered into non-compete agreements with two former executives of the Company. The total value of these non-compete agreements were $705,000 and are being amortized over a three year period.

Amortization expense for intangible assets was $223,500, $230,000, and $374,000 for Fiscal 2006, Fiscal 2005, and Fiscal 2004 respectively. At July 1, 2006, the remaining amortization of intangible assets is as follows: $198,000 in 2007, $136,000, in 2008, $126,000 in 2009, and $126,000 in 2010 through 2013.

The Company’s intangible assets were as follows (dollars in thousands):

		July 1, 2006		July 2, 2005
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Franchise agreement	84	$379	$159	$151	$151
Non-compete agreements	43	405	322	958	660
Trade Names	indefinite	665	—	—	—
Honor Roll Student Roster	84	655	—	—	—

		$2,104	$481	$1,109	$811

9. Long Term Note Receivable:

The Company has a $2,500,000 subordinated note receivable pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). The TES note receivable was due May 2005 and $2,250,000 of the note receivable can be converted into 30% ownership of TES. During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. Due to continued performance deterioration during the second quarter of Fiscal 2005, the Company reserved the remainder of the TES note of $1,500,000, which is included as a valuation allowance in the Company’s general and administrative expense.

TES is currently in default of its senior debt. The senior debt was acquired by the Company subsequent to the end of Fiscal 2006. The Company intends to negotiate an extension of all amounts due from TES. The outcome of that negotiation is not currently known.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Debt:

As of the dates indicated below debt consisted of the following (dollars in thousands):

	July 1, 2006	July 2, 2005
Long Term Obligations:
Revolving and term credit facilities	$13,000	$15,000
Other	180	461

	13,180	15,461
Less current portion	(2,180)	(2,281)

	$11,000	$13,180

Senior and Senior Subordinated Debt Changes

On February 20, 2004 the Company entered into a $22,995,000 Credit Agreement with Harris Trust and Savings Bank (the “Credit Agreement”) which provides for a $14,995,000 term loan (the “Term Loan”) and an $8,000,000 revolving credit commitment (the “Revolving Credit Commitment”). Proceeds from the Term Loan were used by the Company to retire approximately $15,000,000 in obligations outstanding under the Company’s previous Amended and Restated Credit Agreement with Fleet Bank. The Term Loan will mature on February 15, 2009 and provides for $2,000,000 annual amortization with the balance paid at maturity. The Revolving Credit Commitment is scheduled to terminate on February 15, 2009. The Company’s obligations under the Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of stock of the Company’s subsidiaries and liens on real and personal property. In addition, the Credit Agreement is secured by liens on all real property owned by the Company. With respect to the Term Loan, during fiscal 2006 the Company made scheduled payments in the amount of $2,000,000. The outstanding balance of the Term Loan was $13,000,000 and $15,000,000 as of July 1, 2006 and July 2, 2005 respectively. There were no amounts outstanding under the Revolving Credit Commitment as of July 1, 2006 or July 2, 2005.

In connection with the issuance of the Credit Agreement, the Company incurred $1,364,000 of cost related to legal, investment banking and commitment fees. These fees are amortized over the life of the loan to interest expense. As of July 1, 2006 the unamortized balance of fees was $655,000.

The Credit Agreement bears interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. For the Term Loan and the Revolving Credit Commitment, the applicable rate is (1) an adjusted LIBOR rate plus a debt to defined EBITDA-dependent rate ranging from 1.75% to 2.25%, or (2) base rate plus a debt to defined EBITDA-dependent rate ranging from 0.5% to 1.0%.

The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to defined EBITDA-dependent rate ranging from 1.75% to 2.25%. Under the Credit Agreement, the Company may issue up to $3,500,000 in letters of credit. Any amounts outstanding reduce amounts available under the Revolving Credit Commitment. At July 1, 2006, the Company had approximately $1,699,000, committed under outstanding letters of credit. At July 1, 2006, the letter of credit fee was 1.75%.

The Credit Agreement and the Notes contain customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness and make capital expenditures. In addition, the Credit Agreement and the Notes provide that the Company must meet or exceed defined amounts for EBITDA and fixed charges and must not exceed certain leverage ratios. At July 1, 2006 the Company was in compliance with all required covenants under the Credit Agreement.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

From Fiscal 2004 through Fiscal 2006 the Company entered into six amendments to its Credit Agreement as follows:

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

Amendment No. 4: June 2005—To readvance $4,700,000 of the Term Loan in connection with retirement of the senior subordinated Notes described below, increase the Revolving Credit Commitment to $10,000,000, increase permitted letter of credits to $3,500,000, reduce Term Loan and Revolving Credit Commitment pricing, permit payment of dividends on certain preferred stock in cash rather than in kind, modify certain covenants based on the change in capital structure from the retirement of the senior subordinated notes and make certain other changes in definitions.

Fiscal 2006

Amendment No. 5: May 2006—To reduce and consolidate the pricing margin with respect to the Term Loan and the Revolving Credit Commitment.

Amendment No. 6: June 2006—To consent to the acquisition of certain assets of the Honor Roll School, Inc., and THRS II, Inc. as well as the waiver of the requirement to make a prepayment of net cash proceeds from the exercise of stock warrants as well as the waiver of the requirement to make a prepayment of net cash proceeds from the exercise of stock warrants and permit the Company to acquire the senior obligations of Total Education Solutions, Inc.

On February 20, 2004 the Company issued a $5,000,000 senior subordinated note to Blesbok LLC and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (the “Notes”) to retire the previously outstanding $10,000,000 senior subordinated note to Allied Capital Corporation. On June 3, 2005 the Company retired its $10,000,000 notes with $5,300,000 of cash from operations and in connection with Amendment No. 4 above, $4,700,000 from a readvance under its existing Term Loan. In addition, during fiscal 2005, the Company expensed $28,000 of unamortized debt fees related to the retirement of the senior subordinated Notes.

Maturities of debt obligations are as follows (dollars in thousands):

Fiscal Year
2007	2,180
2008	2,000
2009	9,000

$13,180

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Interest Rate Swap

The Company does not enter into derivative transactions for trading purposes. The Company had an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s term loan was allocated to the swap agreement. The Company used this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involved, to varying degrees, market risk, as the instrument was subject to rate and price fluctuations, and elements of credit risk in the event the counterparty should default. The instrument expired as of July 1, 2006. At July 2, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,892,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at July 2, 2005 resulted in a liability of $76,000 and is included as a component of Accumulated Other Comprehensive Loss of $47,000, net of taxes.

11. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows (dollars in thousands):

	July 1, 2006	July 2, 2005
Accounts payable	$3,230	$2,384
Accrued payroll and related items	4,705	4,934
Accrued for closed schools	1,765	2,670
Accrued income and property taxes	1,975	1,139
Accrued insurance	321	398
Accrued rent	253	290
Other accrued expenses	2,229	2,546

	$14,478	$14,361

12. Lease Obligations:

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and copier leases that the Company and its subsidiaries have entered into, consisted of the following at July 1, 2006 (dollars in thousands):

	Operating Lease Commitments				Closed Location Cash Sublease Amounts Due to the Company	Net Uncovered Cash On Closed School Lease Commitments
	Continuing Operations		Discontinued Operations	Total Operating Lease Commitments
Fiscal Year	Vehicle and Copier Leases	Private Pay and Charter School Real Estate Leases	Closed Location Real Estate Leases
2007	$1,041	$27,629	$2,051	$30,721	$890	$1,161
2008	772	26,438	2,051	29,261	926	1,125
2009	264	24,467	2,051	26,782	878	1,173
2010	140	22,859	2,037	25,036	821	1,216
2011	64	20,141	1,992	22,197	810	1,182
2012 and thereafter	17	78,052	6,174	84,243	1,000	5,174

Total	$2,298	$199,586	$16,356	$218,240	$5,325	$11,031

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Charter school lease commitments total $1,842,000 of which 100% are covered by sublease contracts between the Company and the charter schools to which the Company provides management services.

Net uncovered cash on closed school lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying leases from third party sub-tenants or assignee. The amount is the net of closed school lease commitments less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is successful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

Leases included in discontinued operations total seven leases, five of which are subleased, the remaining two are vacant. Additionally, the Company has ten schools for which their leases have been assigned to third parties. In the table above, the ten assigned leases are included with closed location cash sublease amounts due to the Company. These leases are covered 100% by the assignee. If such parties under assigned or sublease agreements default, the Company is contingently liable.

During Fiscal 2006, the Company received notice under a previously subleased property that the existing sub-lessee exited the sublease two years prior to its contract termination. The annual base rents under this sublease are currently $835,000 and the lease term is through May 2015. The company believes the former sub-lessee remains obligated under the terms of the sublease, however the sub-lessee is no longer performing under the sublease. The Company has recorded a lease reserve in the amount of $835,000 in connection with this situation; the amount reserved is based on the assumption that another tenant sublessee will be located in the next year. In addition to the amount reserved, the Company continues to bear customary triple-net lease obligations related to this location. The Company intends to take all appropriate actions to protect its interest under the sublease, however until agreement can be reached either through negotiation or the courts the company is obligated to continue landlord rent payments. The Company has continued to explore alternatives to sublease the location in order to mitigate the potential loss resulting from the attempt of the previous sub-lessee to vacate the location prior to the end of their contract term. To the extent the Company is not successful in mitigating its obligations under the lease it will incur additional expense to its statement of operations.

Most of the above leases contain annual rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all operating leases included in continuing operations was $28,491,000, $27,602,000, and $26,856,000 for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

Rent expense and adjustments to lease reserves for all operating leases included in discontinued operations resulted in income of $16,000, and expense of $13,000, and expense of $1,404,000 for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. These leases are typically triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance, and insurance costs.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Stockholders’ Equity:

Preferred Stock:

A summary of the Company’s convertible preferred stock is as follows:

	Issued	Outstanding
		July 1, 2006	July 2, 2005
Series D	1,063,830	1,063,830	1,063,830
Series E	1,531,523	1,531,523	1,457,286
Series F	688,066	688,066	654,721

	3,283,419	3,283,419	3,175,837

On November 29, 2004, the Company sent redemption notices to all of the holders of its Series A Convertible Preferred Stock and Series C Convertible Preferred Stock. Pursuant to provisions in the respective Certificates of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock, the Company had the option to redeem the Series A and Series C Convertible Preferred Stock at $1.00 per share. The Company set December 30, 2004 as the redemption date. At any time prior to the redemption date, holders of the Series A Convertible Preferred Stock had the right to convert each of their preferred shares into 0.2940 share of Common Stock, and holders of the Series C Convertible Preferred Stock had the right to convert each of their preferred shares into 0.25 share of Common Stock. At December 30, 2004, all holders of Series A and Series C Convertible Preferred Stock, or 3,030,408 shares of convertible preferred stock, exercised their right to convert, into an aggregate of 798,700 shares of Common Stock. As a result, at January 1, 2005, no shares of Series A or Series C Convertible Preferred Stock were outstanding.

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000. The Series F Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series F Convertible Preferred Stock. Holders of Series F Convertible Preferred Stock are entitled to dividends, which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series F Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. In addition, if during the 12 month period ending June 2004, the Company’s EBITDA, as defined, is less than $12,000,000, the dividend rate would increase to 8% until the Company achieves an EBITDA of at least $14,000,000. The dividends will be paid in kind with additional shares of Series F Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the common stock. Upon liquidation, the holders of Series F Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the common stock, the Series F Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series F Purchase Price, or the amount such holders would have received if all shares of Series F Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation. Each outstanding share of Series F Convertible Preferred Stock is entitled to 0.9623 of a vote, subject to adjustment. The Company has the right to force the holders of the Series F Convertible Preferred Stock to convert their shares into common stock once certain defined conditions are realized. The proceeds from the issuance of the Series F Convertible Preferred Stock was used for the repayment of debt, to meet certain bank

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

covenants, to meet certain requirements relating to the negotiations for the sixth amendment to the Amended and Restated Loan and Security Agreement, requirements for working capital and other general corporate purposes. At July 1, 2006, 688,066 shares of Series F Convertible Preferred Stock are outstanding and an additional 8,597 shares of paid in kind dividends were accrued and unissued.

The Series F Convertible Preferred Stock is convertible into the Company’s common stock at a conversion price that was set at a slight discount to market at the time of issuance. The Company determined that the discount related to the issuance of the Series F Convertible Preferred Stock was immaterial. Two directors of the Company are affiliated with institutions that hold shares of the Series F Convertible Preferred Stock. Subsequent to the issuance of the Series F Convertible Preferred Stock, NASDAQ raised a concern as to whether the Series F Convertible Preferred Stock issuance was considered compensation to a director under its Marketplace Rules and therefore needed stockholder approval under its Marketplace Rules. In accordance with a proposal presented at the November 10, 2005 shareholder meeting, the Company’s shareholders ratified the issuance of these shares.

On June 17, 2003, the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. The Series E Convertible Preferred Stock is convertible into common stock at a conversion rate, subject to adjustment, of one share of common stock for each share of Series E Convertible Preferred Stock. Holders of Series E Convertible Preferred Stock are entitled to dividends which shall accrue and be paid quarterly in arrears at an annual rate of 5% of the Series E Purchase Price during years 1, 2 and 3. If the average stock price per share during the last 5 days of the third year is greater than $8 per share, then the dividend rate would remain at 5% for years 4 and 5, otherwise it would increase to 8%. Under either scenario, the dividend rate would increase to 12% in year 6. The dividends will be paid in kind with additional shares of Series E Convertible Preferred Stock during the first three years, and in cash or in kind, at the option of the Company thereafter. All dividends will be paid prior to and in preference to the common stock. Upon liquidation, the holders of Series E Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon the common stock, the Series E Purchase Price plus any unpaid dividends, plus a liquidation preference equal to the greater of 1.5 times the Series E Purchase Price, or the amount such holders would have received if all shares of Series E Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation. The Company has the right to force the holders of the Series E Convertible Preferred Stock to convert their shares into common stock once certain defined conditions are realized. At July 1, 2006, 1,531,523 shares of Series E Convertible Preferred Stock was outstanding and an additional 19,143 shares of paid in kind dividends were accrued and unissued.

In 1995, the Company issued 1,063,830 shares of the Company’s Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to common stock at a conversion rate, subject to adjustment, of 1/4 share of common stock for each share of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock is no longer convertible. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.88 per share plus any unpaid dividends. At July 1, 2006, 1,063,830 shares of Series D Convertible Preferred Stock were outstanding.

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

On September 6, 2005, the Nominating and Corporate Governance Committee recommended to the Company’s full Board of Directors that the Stockholder Rights Agreement be repealed. The Board of Directors unanimously approved the Committees’ resolution to repeal the Stockholder Rights Agreement and instructed and authorized the officers of the Company to take any and all actions necessary to effectuate the termination of the Stockholder Rights Agreement in due course, but in any event, to be completed no later than November 30, 2005. Subsequently all actions necessary to effectuate the termination of the Stockholder Rights Agreement were taken and the Stockholder Rights Agreement was terminated. Redemption rights of approximately $8,000 were paid.

Common Stock Warrants:

In connection with a $10,000,000 senior subordinated note issued in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company’s common stock at $8.5625 per share. The senior subordinated note was retired February 20, 2004. In accordance with terms of the warrant the number of shares available for purchase and the price of purchase were adjusted to prevent dilution of the ownership position at the time the warrant was issued. In addition, to accommodate a drop in the price of common stock prior to May 31, 2000 the exercise price was adjusted to $6.85 per share. In accordance with these terms the adjusted number of common shares available for purchase increased to 585,803 at $6.21 per share.

In June 2006 the warrants were exercised for the purchase of 585,803 shares of common stock of the company at $6.21 per share for total proceeds to the company of $3,639,097. The exercise represented the purchase of 100% of the shares available under the warrant. Subsequent to the purchase no warrants are outstanding for the purchase of common shares of the company.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Activity with respect to the Company’s common stock warrants was as follows:

	Number of shares	Range of price per share			Weighted Average Price
		(in dollars)
Balance June 30, 2003	840,267	$7.00	to	$7.52	$7.19
Granted	—
Terminated	(309,042)	7.52	to	7.52

Balance July 3, 2004	531,225	$7.00	to	$7.00	$7.00

Granted	—
Terminated	—

Balance July 2, 2005	531,225	$7.00	to	$7.00	$7.00

Adjusted	54,578
Exercised	(585,803)

Balance July 1, 2006	—	$—		$—	$—

2004 Omnibus Incentive Equity Compensation Plan

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan. The total number of shares of common stock available for issuance is 1,395,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately).

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

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. At July 1, 2006 and July 2, 2005, 60,000 options were granted under this plan.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,044 were cancelled.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s stock option plans and other employee options as July 1, 2006, July 2, 2005, and July 3, 2004 and changes during the years then ended is as follows:

		Options Outstanding		Options Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance at June 30, 2003	737,167	739,843	$7.40	648,176	$7.61
Granted at market	(221,500)	221,500	5.44	—	—
Cancelled outside plan	—	(95,000)	9.45	—	—
Cancelled	302,493	(302,493)	7.89	—	—
Exercised	—	(103,334)	5.25	—	—

Balance at July 3, 2004	818,160	460,516	$6.09	217,350	$7.04

Granted at market	(203,932)	203,932	7.12	—	—
Cancelled	—	(47,716)	8.12	—	—
Exercised	—	(39,200)	4.77	—	—
Increase in shares available	715,340	—	—	—	—

Balance at July 2, 2005	1,329,568	577,532	$6.38	344,265	$6.68

Granted at market	(200,100)	200,100	9.68	—	—
Cancelled	9,334	(12,784)	8.35	—	—
Exercised	—	(20,166)	7.64	—	—
Increase in shares available	—	—	—	—	—

Balance at July 1, 2006	1,138,802	744,682	$7.20	445,549	$6.42

The following table summarizes information about stock options outstanding at July 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Grant Price	Number Exercisable	Weighted Average Grant Price
$ 4.69 to $ 6.63	293,500	6.32	$5.32	219,667	$5.37
7.03 to 8.88	226,082	7.40	7.23	200,882	7.22
9.13 to 10.21	225,100	8.93	9.62	25,000	9.13

$ 4.69 to $10.21	744,682	7.44	$7.20	445,549	$6.42

The aggregate intrinsic value for options outstanding and options exercisable at July 1, 2006 were approximately $2,204,000 and $1,668,000 respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Other (Income) Expense:

Other (income) expense consists of the following (dollars in thousands):

	Fiscal
	2006	2005	2004
Interest income	$(376)	$(149)	$(197)
Rental (income) expense	(31)	(17)	19
Depreciation related to rental properties	—	—	105
Minority interest in income	—	(18)	28
Other	57	—	—

	$(350)	$(184)	$(45)

15. Income Taxes:

The provision for income taxes attributable to income (loss) before income taxes consisted of the following (dollars in thousands):

	Fiscal
	2006	2005	2004
Current:
Federal	$1,568	$205	$(1,124)
State	230	24	(96)

Total Current	1,798	229	(1,220)
Deferred tax expense (benefit)	1,077	1,269	(1,665)

Income tax expense (benefit), net of discontinued operations	2,875	1,498	(2,885)
Income tax benefit related to discontinued operations	(68)	(179)	(3,142)

Income tax expense	$2,943	$1,677	$257

Reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes is as follows (dollars in thousands):

	Fiscal
	2006	2005	2004
U.S. federal statutory rate	$2,560	$1,524	$(236)
State taxes, net of federal tax benefit	376	179	(28)
Goodwill and other non deductible expenses	7	(26)	267
Prior year over accrual	—	—	192
Other	—	—	62

	$2,943	$1,677	$257

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and (liabilities) are as follows (dollars in thousands):

	July 1, 2006	July 2, 2005
Goodwill amortization and impairment	$(3,113)	$(2,077)
Fixed asset related to depreciation	2,720	1,901
Fixed asset related to impairment	511	522
Accrued school closings and restructuring	688	1,015
Federal net operating losses and credit carry forwards	—	930
State net operating losses	1,891	1,336
Swap contract	—	29
Accruals and reserves	1,253	1,672
Other	261	395

	4,211	5,723

Valuation allowance	(1,866)	(1,311)

Net deferred tax asset	$2,345	$4,412

Certain of the Company’s subsidiaries have state net operating loss carry-forwards ranging from approximately $37,000 to $6,114,000 as of July 1, 2006, which can be carried forward from five to 20 years depending on the state and will expire between 2006 and 2021, if not utilized. A valuation allowance was established against loss carry-forwards due to the uncertainty of their realization as well as a lack of earnings history of certain of the Company’s subsidiaries in those states. The Company has utilized all previously generated federal net operating loss carry-forwards.

16. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $324,000, $327,000, and $312,000 for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

17. Fair Value of Financial Instruments:

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments at July 1, 2006 and July 2, 2005.

Cash and cash equivalents, receivables, investments and current liabilities: Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at July 1, 2006 and July 2, 2005 because of the short-term maturity of these instruments.

The TES note receivable of $2,500,000 reflects a valuation allowance of $2,500,000 (see Note 9). This note is fully reserved.

Long-term debt: The carrying values for the Company’s long-term debt of $13,000,000 and $15,461,000 at July 1, 2006 and July 2, 2005, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Commitments and Contingencies:

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

19. Related Party Transactions:

In June 1998, the Company issued a $10,000,000 10% senior subordinated note (the “Allied Note”) to Allied Capital Corporation, of which Daniel L. Russell, who served as a director of the Company until July 2004, is a Principal. Payments on the Allied Note were subordinate to the Company’s senior bank debt. In connection with this financing transaction, the Company also issued warrants to acquire 531,255 shares of Common Stock and granted certain rights to require the Company to register for resale by the holder of the Common Stock issuable upon exercise of the warrants under the Securities Act of 1933.

On February 20, 2004, the Company retired the Allied Note by issuing a $5,000,000 senior subordinated note to Blesbok LLC (“Blesbok”) and a $5,000,000 senior subordinated note to Mollusk Holdings LLC (“Mollusk”). Steven B. Fink, who serves as a director of the Company, is Chief Executive Officer of Mollusk’s member, Lawrence Investments, L.L.C. The senior subordinated notes issued to Blesbok and Mollusk were due August 15, 2009 with an interest rate of 13.25%. The senior subordinated notes were paid in full on June 3, 2005.

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

20. Segment Information:

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below presents information about the reported operating income of the Company for Fiscal 2006, Fiscal 2005 and Fiscal 2004 (dollars in thousands):

	Private Schools	Other	Corporate	Total
Fiscal 2006
Revenues	$166,182	$2,147	$—	$168,329
Gross profit	21,315	885	—	22,200
Depreciation and amortization:
Continuing operations	$4,287	$—	$1,028	$5,315
Discontinued operations	463	—	—	463

Total depreciation and amortization	$4,750	$—	$1,028	$5,778

Goodwill	38,374	—	—	38,374
Segment assets
Continuing operations	$82,304	$1,080	$3,035	$86,419
Discontinued operations	—	—	—	$—

Total assets	$82,304	$1,080	$3,035	$86,419

Fiscal 2005
Revenues	$161,964	$2,240	$—	$164,204
Gross profit	21,029	727	—	21,756
Depreciation and amortization:
Continuing operations	$5,105	$463	$542	$6,110
Discontinued operations	69	—	—	69

Total depreciation and amortization	$5,174	$463	$542	$6,179

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$73,387	$1,762	$2,732	$77,881
Discontinued operations	463	—	—	463

Total assets	$73,850	$1,762	$2,732	$78,344

Fiscal 2004
Revenues	$156,024	$2,337	$—	$158,361
Gross Profit	19,773	741	—	20,514
Depreciation and amortization
Continuing operations	$4,795	$498	$606	$5,899
Discontinued operations	1,292	563	—	1,855

Total depreciation and amortization	$6,087	$1,061	$606	$7,754

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$74,358	$3,571	$5,472	$83,401
Discontinued operations	2,287	177	—	2,464

Total assets	$76,645	$3,748	$5,472	$85,865

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Quarterly Results of Operations (unaudited):

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

Quarterly Results Adjusted For Discontinued Operations
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$37,502	$36,277	$42,299	$41,288	$43,934	$43,156	$44,594	$43,483
Gross profit	2,809	2,419	6,109	5,670	6,390	6,337	6,892	7,330
Income (loss) from continuing operations	(647)	(941)	1,302	1,133	1,758	712	2,172	1,903
Income (loss) from discontinued operations	(66)	(99)	(68)	(134)	(6)	(116)	34	58

Net income (loss)	$(713)	$(1,040)	$1,234	$999	$1,752	$596	$2,206	$1,961

Basic income (loss) per share:
Continuing operations	$(0.10)	$(0.17)	$0.16	$0.14	$0.22	$0.08	$0.27	$0.23
Discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	(0.02)	—	(0.02)	0.01	0.01

Net income (loss)	$(0.11)	$(0.18)	$0.15	$0.12	$0.22	$0.06	$0.28	$0.24

Diluted income (loss) per share:
Continuing operations	$(0.10)	$(0.17)	$0.13	$0.11	$0.18	$0.07	$0.22	$0.19
Discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	—	(0.01)	—	0.01

Net income (loss)	$(0.11)	$(0.18)	$0.12	$0.10	$0.18	$0.06	$0.22	$0.20

During the fourth quarters of Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company recorded certain adjustments that impacted net income. These adjustments predominantly relate to goodwill impairments, reserves and impairments related to assets included in discontinued operations, and a note receivable valuation allowance and are summarized below.

	Fourth Quarter
	2006	2005	2004
Goodwill impairment related to continuing operations	$—	$—	$2,273
Impairment of assets related to continuing operations	30	216	1,095
Increase (reduction) of reserves and impairment of assets related to discontinued operations	(138)	—	4,601