Form 10-Q
period 2006-09-30
NOBEL LEARNING COMMUNITIES INC
filed 2006-11-13
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

or

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

Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at November 10, 2006 was 8,092,766.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under “Management’s Discussion and Analysis” and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(Unaudited) September 30, 2006	July 1, 2006
ASSETS
Cash and cash equivalents	$7,111	$9,837
Accounts receivable, less allowance for doubtful accounts of $465 at September 30, 2006 and $698 at July 1, 2006	1,776	2,329
Deferred tax asset	1,470	1,479
Prepaid rent	2,604	2,559
Prepaid insurance and other	3,258	2,836

Total Current Assets	16,219	19,040

Property and equipment, at cost	76,327	73,122
Accumulated depreciation and amortization	(48,754)	(47,415)

Property and equipment, net	27,573	25,707

Goodwill	38,374	38,374
Intangible assets, net	1,673	1,528
Deferred tax asset	875	866
Deposits and other assets	1,273	904

Total Assets	$85,987	$86,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,107	$2,180
Accounts payable and other current liabilities	11,371	14,478
Deferred revenue	15,794	11,885

Total Current Liabilities	29,272	28,543

Long-term obligations	10,505	11,000
Other long term liabilities	503	596

Total Liabilities	40,280	40,139

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 3,311,159 at September 30, 2006 and 3,283,419 at July 1, 2006. $12,531 and $12,401 liquidation preference at September 30, 2006 and July 1, 2006 respectively	3	3

Common stock, $0.001 par value; 20,000,000 shares authorized; 8,092,776 shares issued and outstanding at September 30, 2006 and July 1, 2006	8	8
Additional paid-in capital	56,007	55,778
Accumulated deficit	(10,311)	(9,509)

Total Stockholders’ Equity	45,707	46,280

Total Liabilities and Stockholders’ Equitiy	$85,987	$86,419

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
Revenues	$40,317	$37,502

Operating expenses:
Personnel costs	20,106	18,098
School operating costs	6,778	6,206
Rent and other	10,522	10,389

Cost of services	37,406	34,693

Gross profit	2,911	2,809
General and administrative expenses	3,686	3,522

Operating loss	(775)	(713)
Interest expense	322	396
Other income	(136)	(47)

Loss from continuing operations before income taxes	(961)	(1,062)

Income tax benefit	(375)	(415)

Loss from continuing operations	(586)	(647)
Loss from discontinued operations, net of income tax effect	$(84)	$(66)

Net loss	(670)	(713)
Preferred stock dividends	132	101

Net loss available to common stockholders	$(802)	$(814)

Basic and diluted loss per share:
Loss from continuing operations	$(0.09)	$(0.10)
Loss from discontinued operations	(0.01)	(0.01)

Net loss per share	$(0.10)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	8,093	7,457

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Thirteen Weeks Ended September 30, 2006

(Dollars in thousands except share data)

					Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
July 1, 2006	3,283,419	$3	8,092,776	$8	$0	$55,778	$(9,509)	$46,280
Net loss	—	—	—	—	—	—	(670)	(670)
Issuance of preferred stock	27,740	—	—	—	—	131	—	131
Compensation for employee stock options	—	—	—	—	—	98	—	98
Preferred dividends	—	—	—	—	—	—	(132)	(132)

September 30, 2006	3,311,159	$3	8,092,776	$8	$0	$56,007	$(10,311)	$45,707

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
Cash Flows from Operating Activities:
Net loss	$(670)	$(713)

Adjustments to Reconcile Net loss to Net Cash
Provided by Operating Activities:
Depreciation and amortization	1,621	1,461
Provision for losses on accounts receivable	370	163
Stock option compensation	98	80
Other	(28)	(35)

Changes in Assets and Liabilities:
Accounts receivable	183	197
Prepaid assets	(467)	(180)
Other assets and liabilities	(371)	108
Deferred revenue	3,909	4,144
Accounts payable and accrued expenses	(2,976)	(2,192)

Total Adjustments	2,339	3,746

Net Cash Provided by Operating Activities	1,669	3,033

Cash Flows from Investing Activities:
Purchases of capital expenditures	(3,536)	(1,083)
Purchases of intangible assets	(204)	—

Net Cash Used in Investing Activities	(3,740)	(1,083)

Cash Flows from Financing Activities:
Repayment of long term debt	(568)	(584)
Proceeds from exercise of stock options	—	100
Dividends paid to preferred stockholders	(87)	—

Net Cash (Used in) Provided by Financing Activities	(655)	(484)

Net (decrease) increase in cash and cash equivalents	(2,726)	1,466
Cash and cash equivalents at beginning of period	9,837	2,925

Cash and cash equivalents at end of period	$7,111	$4,391

Supplemental disclosure of cash flow information:
Interest	$256	$201
Income taxes, net	$559	$10

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirteen weeks ended September 30, 2006 and October 1, 2005 (Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2006 and results of operations for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Period. References to Fiscal 2007 and Fiscal 2006 are to the 52 weeks ending June 30, 2007 and July 1, 2006 respectively. The first quarter of Fiscal 2007 and Fiscal 2006 are each comprised of 13 weeks.

Reclassifications. The Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended October 1, 2005 to reflect discontinued operations and the reclassification of properties held for sale. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Discontinued operations consist of seven subleased or vacant schools for the period ended September 30, 2006 and 10 subleased or vacant schools and one open school for the period ended October 1, 2005.

Note 2 - Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock and the exercise of options and warrants if such shares are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company was in a loss position for the thirteen weeks ended September 30, 2006 and October 1, 2005. The common stock equivalents of stock options, convertible preferred stock issued and outstanding during the thirteen weeks ended September 30, 2006 and October 1, 2005 were not included in the computation of diluted earnings per share as they were antidilutive. Loss per share is computed as follows (dollars and average common stock outstanding in thousands):

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
Basic and diluted loss per share:
Net loss	$(670)	$(713)
Less preferred dividends	132	101

Loss available for common stock	(802)	(814)

Average common stock outstanding	8,093	7,457

Basic and diluted loss per share	$(0.10)	$(0.11)

Note 3. Acquisition

On October 26, 2006, the Company announced that it had entered into an agreement to acquire all of the outstanding shares of Discovery Isle Child Development Center, Inc. (“Discovery Isle”). The transaction is expected to close on or about November 30, 2006. Discovery Isle is a leading preschool provider based in San Diego, California, and operates six preschools in Southern California. The acquisition price of approximately $12,000,000 will be financed through existing cash resources and the Company’s credit facility. This acquisition will not meet the requirements of furnishing pro-forma financial information as governed by SEC Regulation S-X.

Note 4. Credit Agreement

At September 30, 2006 the Company’s Credit Agreement with Harris Trust. in the amount of $25,000,000 provided for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment. The Credit Agreement was scheduled to terminate on February 20, 2009. As of September 30, 2006 the Term Loan balance was $12,500,000 and the letters of credit outstanding were $1,699,000.

On October 30, 2006 the Company entered into an Amended and Restated Credit Agreement (“Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The new Agreement provides for a $50,000,000 Revolving Credit Commitment (“Revolver”). The Revolver replaces the prior $25,000,000 Term Loan and Revolving Credit Commitment facilities. On October 30, 2006 the Company retired its outstanding Term Loan in the amount of $12,500,000 and had $3,800,000 in Revolver borrowings outstanding under the new Agreement. Under terms of the Agreement, the Revolver may be used to fund permitted acquisitions (as defined), additional capital expenditures, and for general corporate purposes. Leverage driven matrix based Libor borrowings are lower by up to 75 basis points and bank base rate borrowings are lower by up to 50 basis points as compared to the prior facility. The new facility has a five year term expiring October 2011.

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. At September 30, 2006, the Company would have been in compliance with all required covenants under the Agreement.

Note 5. Discontinued Operations

At the beginning of Fiscal 2006, discontinued operations consisted of ten schools, seven subleased and three vacant. During Fiscal 2006 one lease expired and two were returned to the respective landlords and the Company has no further obligations under these leases. During the first quarter of Fiscal 2007 discontinued operations consisted of seven schools, six of which are subleased, one of which is vacant.

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
Cost of services	$138	$108

Loss from discontinued operations before income tax benefit	(138)	(108)
Income tax benefit	(54)	(42)

Loss from discontinued operations	$(84)	$(66)

Note 6 – Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, a franchise agreement, and other identifiable intangibles acquired in acquisitions. At September 30, 2006 and July 1, 2006, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	September 30, 2006	July 1, 2006
Goodwill	$38,374	$38,374
Franchise Agreement	409	379
Non-compete Agreements	255	405
Trade Names	570	570
Student Roster from Acquisition	655	655

	40,263	40,383
Accumulated amortization	(216)	(481)

Total Goodwill and intangible assets, net	$40,047	$39,902

Amortization expense was $58,000 and $55,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively.

Note 7 – Stock Based Compensation

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

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	36.8%	44.9%
Risk-free interest rate	4.0%	4.2%
Weighted average expected life of options	5 years	6 years

Stock-based compensation expense included in the statement of operations for the thirteen weeks ended September 30, 2006 and October 1, 2005 was approximately $98,000 and $80,000, respectively. As of September 30, 2006, there was approximately $1,033,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.6 years.

A summary of option activity under the Company’s employee stock option plans as of July 1, 2006, and changes during the thirteen weeks then ended is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at July 1, 2006	744,682	$7.20	7.44	$2,204,000
Plus options granted	126,000	10.08	10.00
Less:
Options exercised	—
Options canceled or expired	(25,000)	9.13	5.50

Options outstanding at September 30, 2006	845,682	$7.57	7.67	$2,307,000

Options exercisable at September 30, 2006	551,582	$7.09	7.06	$1,769,000

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

Note 9 – New Accounting Pronouncements

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, to address quantifying the financial statement effects of misstatements. The SEC believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material to either the income statement or the balance sheet, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any, of SAB No. 108 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In August 2006, the Securities and Exchange Commission (“SEC”) issued new requirements for “Executive Compensation and Related Person Disclosure.” These rules amend the disclosure requirements for total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, these rules expand the compensation disclosures for directors and require that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company anticipates adopting this ruling in the Company’s 2007 Annual Report on Form 10-K. The adoption of this ruling will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value, provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information and methods used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

Note 10 – Segment Information

The Company primarily manages the same type of business in its private pay schools. In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the private pay schools are disclosed as a segment. The Company also performs back office services for three charter schools. In accordance with SFAS 131, the Company discloses the charter schools as separate segment information in the “other” category.

The table below presents information about the financial results and condition of the Company’s operating segments for the thirteen weeks ended September 30, 2006 and October 31, 2005 (dollars in thousands):

	Thirteen Weeks ended September 30, 2006
	Private Schools	Other	Corporate	Total
Revenues	$39,787	$530	$—	$40,317
School operating income	2,690	221	—	2,911
Depreciation and amortization	1,197	116	308	1,621
Goodwill	38,374	—	—	38,374
Segment assets	82,019	964	3,004	85,987

	Thirteen Weeks ended October 1, 2005
	Private Schools	Other	Corporate	Total
Revenues	$36,956	$546	$—	$37,502
School operating income	2,589	220	—	2,809
Depreciation and amortization:	1,184	116	161	1,461
Goodwill	36,639	—	—	36,639
Segment assets	74,484	1,393	2,744	78,621

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended July 1, 2006.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to successfully execute its strategy;

•	the effects of general economic conditions, including interest and inflation rates, and world events;

•	competitive conditions in the pre-elementary and elementary school education and services industry, including advertising and tuition price sensitivity;

•	delays in new school openings or lower than expected enrollments;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need or demand for private schools, or newly opened competitor schools;

•	government regulations affecting student/teacher ratios;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of governmentally mandated universal pre-K programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	the growth of competitors as possible alternatives to the public school system, such as virtual charter schools, charter schools, and magnet schools;

•	decisions by local school systems which may adversely affect acceptance of course credits from our special purpose high schools;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to obtain insurance at the same levels or at costs comparable to those incurred historically;

•	the acceptance of the Company’s newly developed schools and businesses and performance of acquired businesses;

•	the Company’s ability to successfully implement school information systems and technology;

•	new regulations or changes in accounting requirements and standards and/or new interpretations of existing regulations or standards;

•	taxes, laws and regulations affecting the Company in markets where it competes;

•	environmental related events that could affect schools in areas impacted by such events;

•	the Company’s ability to obtain additional financing or capital required to implement fully its business and strategic plan;

•	the Company’s ability to defend itself in any litigation; and

•	the growth of competitors in our markets and their tactics to recruit our employees.

Negative developments in these areas could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending June 30, 2007 or June 28, 2008 (depending on the market capitalization test to be performed at December 31, 2006), Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

•	The Company’s inability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	The inability of the Company’s independent auditors to complete the work required for them to issue an attestation report on management’s assessment in a timely manner;

•	The Company’s inability to ensure that no internal control deficiencies will emerge, or that any remediation efforts will be completely successful;

•	The Company’s inability to implement and integrate throughout our schools information systems in such a way that we have appropriate time to finish all the testing and documentation associated with the system and;

•	Substantial increase in professional fees associated with compliance requirements.

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

Results of Operations

At September 30, the Company operated 151 schools. Since July 1, 2006, the Company has opened one preschool. School counts for the thirteen weeks ended September 30, 2006 and October 1, 2005 and are as follows:

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
Number of schools at the beginning of period	150	149
Openings	1	1

Number of schools at the end of the period	151	150

The following table sets forth certain statement of operations data as a percent of revenue for the thirteen weeks ended September 30, 2006 and October 1, 2005 (dollars in thousands)

	Thirteen Weeks Ended September 30, 2006	Percent of Revenues	Thirteen Weeks Ended October 1, 2005	Percent of Revenues
					Dollar	Percent
					Increase (decrease)
Revenues	$40,317	100%	$37,502	100%	$2,815	7.5%

Personnel costs	20,106	49.9	18,098	48.3	2,008	11.1
School operating costs	6,778	16.8	6,206	16.5	572	9.2
Rent and other	10,522	26.1	10,389	27.7	133	1.3

Cost of services	37,406	92.8	34,693	92.5	2,713	7.8

Gross profit	2,911	7.2	2,809	7.5	102	3.6
General and administrative expenses	3,686	9.1	3,522	9.4	164	4.7

Operating loss	$(775)	(1.9)%	$(713)	(1.9)%	$(62)	8.7%

Revenue

Revenue for the thirteen weeks ended September 30, 2006 increased $2,815,000 or 7.5% to $40,317,000 from $37,502,000 for the thirteen weeks ended October 1, 2005. The revenue increase for the thirteen weeks ended September 30, 2006 as compared to the same period in the prior year is as follows, (dollars in thousands):

	Thirteen Weeks Ended		Increase (decrease)	Percent Increase (Decrease)
	September 30, 2006	October 1, 2005
Comparable Schools	$37,997	$36,462	$1,535	4.2%
Schools opened or acquired	1,790	147	1,643	1,117.7
Closed schools	—	347	(347)	(100.0)
Other, non-school	530	546	(16)	(2.9)

	$40,317	$37,502	$2,815	7.5%

Revenue for comparable schools (those which operated the entire first quarter of Fiscal 2007 and the entire first quarter of Fiscal 2006) increased $1,535,000 or 4.2% during the thirteen weeks ended September 30, 2006 as compared to the same period in the prior year.

Revenue for schools opened or acquired during the first quarter of either Fiscal 2007 or Fiscal 2006 increased $1,643,000 during the thirteen weeks ended September 30, 2006 as compared to the same period in the prior year. This increase was offset by revenues of $347,000 that were not obtained from three schools that closed after the first quarter of Fiscal 2006 and prior to the first quarter of Fiscal 2007.

Other revenues, primarily charter school management related, decreased by $16,000 during the thirteen weeks ended September 30, 2006 as compared to the same period in the prior year.

Revenue trends

Comparable private pay schools net revenue increased 4.2% for the thirteen weeks ended September 30, 2006 over the thirteen weeks ended October 1, 2005. Revenue increases were due primarily to average tuition increases of approximately 3.5% to 4.0% along with an increase in average enrollments for the back to school period which impacts the latter part of the quarter.

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

For the thirteen weeks ended September 30, 2006 personnel cost increased $2,008,000 or 11.1% versus the thirteen weeks ended October 1, 2005. This increase was primarily driven by increases in total wages, payroll tax, and vacation. Personnel cost increased to 49.9% of revenue for the thirteen weeks ended September 30, 2006 from 48.3% of revenue for the thirteen weeks ended October 1, 2005. Personnel cost increased as a percent of revenue as previously vacant school positions were filled and other positions were added or upgraded at a faster pace than revenue has grown. This trend may continue in the near term as we continue to add personnel in key positions and upgrade our school teams. Although we believe this trend will continue in the short term, we anticipate stronger revenue growth in the future that will ultimately result in leveraging our payroll expense.

School operating costs

School operating costs primarily include maintenance, janitorial, food, supplies, utilities, transportation, school level marketing spending and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools a base level of costs are incurred in the early years of a schools life which are leveraged in future years as enrollments ramp up.

For the thirteen weeks ended September 30, 2006, school operating costs increased $572,000 or 9.2% versus the thirteen weeks ended October 1, 2005. School operating costs increased to 16.8% of revenue for the thirteen weeks ended September 30, 2006 from 16.5% of revenue for the thirteen weeks ended October 1, 2005.

Expense increases primarily consisted of increases in bad debt of $207,000, janitorial and building maintenance of $91,000, office supplies of $79,000, food of $75,000, program of $72,000, and utilities of $62,000. The bad debt cost increase resulted primarily from more uniform application of collection and timing of billing processes in certain schools. Other school operating cost increases coincide with the addition of acquired and new schools in Fiscal 2006 and Fiscal 2007 which were not operating during the first quarter of Fiscal 2006.

Management will continue to focus its efforts on improved school operations and control. Management believes its new school operating system provides greater visibility to school billing, collection and expenditure activities. Bad debt expense for the quarter was $370,000. The worst 25 schools accounted for approximately 68% or $253,000 of total bad debt expense. Sixteen of these 25 schools have customers who receive socioeconomic based government funding. The demographic characteristics of these schools are also not closely aligned with the Company’s private pay school operating model and strategy and as such require more intensive management follow up to ensure all facets of the agency based relationship are tightly managed. As management increases its attention to the billing and collection practices in these schools we expect there to be a reduction in the dollar increases in the future, and lower expense should result as compared to prior periods.

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

For the thirteen weeks ended September 30, 2006, rent and other increased $133,000 or 1.3% versus the thirteen weeks ended October 1, 2005. Rent and other decreased to 26.1% of revenue for the thirteen weeks ended September 30, 2006 from 27.7% of revenue for the thirteen weeks ended October 1, 2005.

Expense increases in occupancy of $389,000, corporate marketing of $86,000, and state and local taxes of $60,000, were partially offset by lower property damages of $218,000, regional marketing of $116,000, vehicle and equipment leases of $33,000, and school pre-opening costs of $32,000. The increase in occupancy costs is due to the addition of one new school in the period as well as the full period effect of two prior year openings in the period, contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate marketing increased from a shift in school based marketing previously carried in school operating expenses described above. Property damages decreased as there were no major hurricanes in the first quarter of Fiscal 2007, unlike the experience during the first quarter of Fiscal 2006 when a number of the Company’s facilities sustained damage from Hurricane Wilma. Vehicle and equipment leases decreased due to a reduction in the number of vehicles leased and a reduction in copier and personal computer leases for the schools.

Gross profit

Gross profit for the thirteen weeks ended September 30, 2006 increased $102,000 or 3.6% to $2,911,000 from $2,809,000 for the thirteen weeks ended October 1, 2005. Total gross profit was 7.2% of revenue for the thirteen weeks ended September 30, 2006 and 7.5% of revenue for the thirteen weeks ended October 1, 2005. The change in gross profit for the thirteen weeks ended September 30, 2006, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirteen Weeks Ended		Increase (decrease)	Percent Increase (Decrease)
	September 30, 2006	October 1, 2005
Comparable Schools	$2,732	$2,806	$(74)	(2.6)%
Schools opened or acquired	83	(51)	134	262.7
Closed schools	(130)	(192)	62	32.3
Other, non-school	226	246	(20)	(8.1)

	$2,911	$2,809	$102	3.6%

General and administrative expenses

General and administrative expenses for the thirteen weeks ended September 30, 2006 increased $164,000 to $3,686,000 from $3,522,000 for the thirteen weeks ended October 1, 2005.

Corporate personnel costs increased approximately $220,000 as a number of positions were filled that had been vacant in the first quarter of Fiscal 2006, including the addition of a Senior Vice President of Corporate Development. Increases in corporate personnel costs were partially offset by a decrease in consulting and contracting fees of approximately $187,000.

Corporate depreciation increased $146,000 as the Company invested in a number of information technology enhancements during Fiscal 2006. This includes the roll out of new information systems, which provides fully integrated general ledger and ERP capabilities.

Operating Loss

As a result of the factors mentioned above, operating loss increased $62,000 to $775,000 for the thirteen weeks ended September 30, 2006 from $713,000 for the thirteen weeks ended October 1, 2005.

Interest expense

As a result of lower average rates and outstanding borrowings. interest expense decreased $74,000 or 18.7% to $322,000 for the thirteen weeks ended September 30, 2006 from $396,000 for the thirteen weeks ended October 1, 2005.

Income tax benefit

Income tax benefit for the thirteen weeks ended September 30, 2006 was $375,000 as compared to $415,000 for the thirteen weeks ended October 1, 2005. The Company’s effective tax rate was 39.0% for the thirteen weeks ended September 30, 2006 and for the thirteen weeks ended October 1, 2005.

Discontinued operations

During the first quarter of Fiscal 2006, discontinued operations consisted of ten schools, seven subleased and three vacant.

During the first quarter of Fiscal 2007 discontinued operations consisted of seven schools, six of which are subleased, and one of which is vacant.

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
Cost of services	$138	$108

Loss from discontinued operations before income tax benefit	(138)	(108)

Income tax benefit	(54)	(42)

Loss from discontinued operations	$(84)	$(66)

Net Loss

As a result of the above factors, the Company’s net loss was $670,000 for the thirteen weeks ended September 30, 2006 as compared to $713,000 for the thirteen weeks ended October 1, 2005.

Liquidity and Capital Resources

Senior Debt

At September 30, 2006 the Company’s Credit Agreement with Harris Trust. in the amount of $25,000,000 provided for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment. The Credit Agreement was scheduled to terminate on February 20, 2009. As of September 30, 2006 the Term Loan balance was $12,500,000 and the letters of credit outstanding were $1,699,000.

On October 30, 2006 the Company entered into an Amended and Restated Credit Agreement (“Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The new Agreement provides for a $50,000,000 Revolving Credit Commitment (“Revolver”). The Revolver replaces the prior $25,000,000 Term Loan and Revolving Credit Commitment facilities. On October 30, 2006 the Company retired its outstanding Term Loan in the amount of $12,500,000 and had $3,800,000 in Revolver borrowings outstanding under the new Agreement. Under terms of the Agreement, the Revolver may be used to fund permitted acquisitions (as defined), additional capital expenditures, and for general corporate purposes. Leverage driven matrix based Libor borrowings are lower by up to 75 basis points and bank base rate borrowings are lower by up to 50 basis points as compared to the prior facility. The new facility has a five year term expiring October 2011.

The Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. At September 30, 2006, the Company would have been in compliance with all required covenants under the Agreement.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations, and amounts available under its Revolver. The Company evaluates opportunities from time to time to sell properties to third parties. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools or addition of new schools and acquisitions. At September 30, 2006 there was $12,500,000 outstanding under the Term Loan, this was retired as described above on October 30, 2006. On October 30, 2006, there was $3,800,000 outstanding under the Revolver and there was $1,699,000 outstanding for letters of credit. The total unused portion of the Revolver, after allowance for the letters of credit, at October 30, 2006 was $44,501,000. The Company’s loan covenants under its Agreement limit the amount of borrowings. At October 30, 2006 the available borrowings under the Revolver, after allowance for the letters of credit was $36,600,000.

Total cash and cash equivalents decreased by $2,726,000 to $7,111,000 at September 30, 2006 from $9,837,000 at July 1, 2006. The decrease is primarily related to $3,536,000 in capital expenditures, $204,000 in purchases of intangible assets, and $655,000 in repayments on senior debt and payment of cash dividends, and was offset by cash provided by operations of $1,669,000. See additional discussion in the capital expenditures section below.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and has certain contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations as of October 31, 2006 are as follows: (dollars in thousands)

	Total	Thirty Five Weeks Ended June 30, 2007
			For Fiscal Year
			2008	2009	2010	2011	Thereafter
Long term debt obligations (1)	$5,463	$222	$333	$333	$333	$333	$3,909
Letters of credit	1,699	1,699	—	—	—	—	—
Operating leases	212,134	23,337	29,439	26,938	25,162	22,539	84,719
Non-competes and consulting contracts	501	199	302		—	—	—

Total	$219,797	$25,457	$30,074	$27,271	$25,495	$22,872	$88,628

(1)	The long-term debt consists of $3.8 million (principal value), which bears interest at bank base rate plus a defined EBIDA dependent rate. Amounts above include contractual interest using applicable rates as of October 31, 2006.

The operating lease commitments reflected above do not reflect sublease amounts due to the Company of $5,232,000. The Company’s liability with respect to closed school lease commitments could change if sublessors default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

During Fiscal 2006, the Company received notice under a previously subleased property that the existing sub-lessee exited the sublease two years prior to its contract termination. The annual base rents under this sublease are currently $835,000 and the lease term is through May 2015. The company believes the former sub-lessee remains obligated under the terms of the sublease, however the sub-lessee is no longer performing under the sublease. The Company has recorded a lease reserve in the amount of $835,000 in connection with this situation; the amount reserved is based on the assumption that another tenant sublessee will be located within the next year. In addition to the amount reserved, the Company continues to bear customary triple-net lease obligations related to this location. The Company intends to take all appropriate actions to protect its interest under the sublease, however until agreement can be reached either through negotiation or the courts the company is obligated to continue landlord rent payments. The Company has continued to explore alternatives to sublease the location in order to mitigate the potential loss resulting from the attempt of the previous sub-lessee to vacate the location prior to the end of their contract term. To the extent the Company is not successful in mitigating its obligations under the lease it will incur additional expense to its statement of operations.

Capital Expenditures

Capital expenditures for new school development include school equipment, furniture and fixtures, and curricula purchased by the Company for the operations of the school. Funding of capital expenditures for these schools is expected to be provided by cash from operations or funds available under the Company’s Credit Agreement. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility.

During the first quarter of Fiscal 2007, the Company placed one new school in operation. the new school which opened in the first quarter of Fiscal 2007, was financed by a developer and leased to the Company. Two additional schools are anticipated to be opened during Fiscal 2007.

Capital expenditures were significantly higher in the first quarter of Fiscal 2007 as the Company’s worked to ready schools for the critical back to school period. This amount of first quarter capital expenditures is more seasonally appropriate and should not be annualized to infer a significantly increased amount of spending for fiscal 2007. Other than the opening of new schools or significant renovations capital expenditure levels are expected to remain within prior year spending levels for routine location refurbishment requirements.

The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2007, this limitation is $8,000,000. Capital expenditures for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, are as follows (dollars in thousands):

	Thirteen Weeks Ended
	September 30, 2006	October 1, 2005
New school development	$563	$145
Renovations and equipment purchases	2,597	754
Corporate and information systems	376	184

Total capital expenditures	$3,536	$1,083

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

The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2006. The following accounting policies are considered critical to the preparation of the Company’s consolidated financial statements due to the estimation processes and business judgment involved in their application.

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

Goodwill

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year. The Company engages an independent third party consultant to review its calculations required by SFAS No. 142, “Goodwill and Other Intangible Assets” and if necessary the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

For Fiscal 2006, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2006 indicated that no impairment existed for the Company’s reporting units, as such the Company did not record goodwill impairment for Fiscal 2006; however, there can be no assurance that such a charge will not be recorded in 2007 or future periods.

Long Term Note Receivable

The Company has a $2,500,000 subordinated note receivable pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). The TES note receivable was due May 2005 and $2,250,000 of the note receivable can be converted into 30% ownership of TES. During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. Due to continued performance deterioration during the second quarter of Fiscal 2005, the Company reserved the remainder of the TES note of $1,500,000. TES also has senior debt in the amount of $1,000,000. Subsequently, TES advised that it was in default under the terms of its senior debt.

During the first quarter of Fiscal 2007, the Company acquired the $1,000,000 TES senior debt from its senior lender for $200,000 in order among other things, to give the Company a first security position in the TES debt. TES has advised that they are seeking to recapitalize its business; the outcome of this effort is uncertain at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the form of interest rates.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $112,000 and $180,000 at September 30, 2006 and July 1, 2006, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Revolving Credit Agreement and the Term Loan were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $32,000 and $37,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1A. Risk Factors

There have been no material changes to the risk factors faced by the Company since July 1, 2006.

Item 6. Exhibits

10.1	Amended and Restated Credit Agreement, dated as of October 30, 2006 among Registrant, certain of its subsidiaries as Guarantors, and BMO Capital Markets, a subsidiary of Harris N.A. as administrative agent. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on November 3, 2006, and incorporated herein by reference.)

10.2	Amended and restated Security Agreement dated as of October 30, 2006. (Filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K, filed on November 3, 2006 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated November 13, 2006	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)