Form 10-Q
period 2006-12-30
NOBEL LEARNING COMMUNITIES INC
filed 2007-02-12
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at February 12, 2007 was 9,644,192.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share amounts)

	(Unaudited) December 30, 2006	July 1, 2006

ASSETS
Cash and cash equivalents	$1,462	$9,837
Accounts receivable, less allowance for doubtful accounts of $409 at December 30, 2006 and $698 at July 1, 2006	2,049	2,329
Deferred tax asset	2,482	1,479
Prepaid rent	2,571	2,559
Prepaid insurance and other	1,843	2,836
Assets held for sale	1,850	—

Total Current Assets	12,257	19,040

Property and equipment, at cost	67,795	73,122
Accumulated depreciation and amortization	(42,744)	(47,415)

Property and equipment, net	25,051	25,707

Goodwill	47,480	38,374
Intangible assets, net	4,533	1,528
Deferred tax asset	—	866
Deposits and other assets	813	904

Total Assets	$90,134	$86,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$2,180
Accounts payable and other current liabilities	10,516	12,714
Accrued Lease Obligations for Discontinued Operations	3,182	1,764
Cash Overdraft	3,781	—
Deferred revenue	12,349	11,885

Total Current Liabilities	29,828	28,543

Long-term obligations	10,850	11,000
Deferred tax liability	1,154	—
Other long term liabilities	339	596

Total Liabilities	42,171	40,139

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 3,319,864 at December 30, 2006 and 3,283,419 at July 1, 2006. $ 12,575 and $12,401 liquidation preference at December 30, 2006 and July 1, 2006 respectively	3	3
Common stock, $0.001 par value; 20,000,000 shares authorized; 8,093,526 and 8,092,776 shares issued and outstanding at December 30, 2006 and July 1, 2006 respectively	8	8
Additional paid-in capital	56,205	55,778
Accumulated deficit	(8,253)	(9,509)

Total Stockholders’ Equity	47,963	46,280

Total Liabilities and Stockholders’ Equitiy	$90,134	$86,419

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Income

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenues	$45,556	$40,615	$84,663	$76,394

Personnel costs	21,620	18,895	40,920	36,115
School operating costs	5,785	5,421	12,240	11,081
Rent and other	10,921	9,948	21,080	19,875

Cost of services	38,326	34,264	74,240	67,071

Gross profit	7,230	6,351	10,423	9,323
General and administrative expenses	4,230	3,675	7,916	7,197

Operating income	3,000	2,676	2,507	2,126
Interest expense	808	378	1,130	774
Other income	(3,688)	(79)	(3,824)	(125)

Income from continuing operations before income taxes	5,880	2,377	5,201	1,477
Income tax expense	2,293	927	2,028	576

Income from continuing operations	3,587	1,450	3,173	901
Loss from discontinued operations, net of income tax effect	(1,398)	(216)	(1,654)	(380)

Net income	2,189	1,234	1,519	521
Preferred stock dividends	132	127	263	228

Net income available to common stockholders	$2,057	$1,107	$1,256	$293

Basic income per share:
Income from continuing operations	$0.42	$0.18	$0.36	$0.09
Loss from discontinued operations	(0.17)	(0.03)	(0.20)	(0.05)

Income per share	$0.25	$0.15	$0.16	$0.04

Diluted income per share:
Income from continuing operations	$0.34	$0.14	$0.30	$0.09
Loss from discontinued operations	(0.13)	(0.02)	(0.16)	(0.04)

Income per share	$0.21	$0.12	$0.14	$0.05

Weighted average common shares outstanding:
Basic	8,093	7,469	8,093	7,463
Diluted	10,549	9,930	10,539	9,921

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Twenty Six Weeks Ended December 30, 2006

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
July 1, 2006	3,283,419	$3	8,092,776	$8	$—	$55,778	$(9,509)	$46,280
Net Income	—	—	—	—	—	—	1,519	1,519
Issuance of preferred stock dividend	36,445	—	—	—	—	131	—	131
Stock options compensation	—	—	—	—	—	290	—	290
Stock options exercised	—	—	750	—	—	6	—	6
Preferred dividends	—	—	—	—	—	—	(263)	(263)

December 30, 2006	3,319,864	$3	8,093,526	$8	$—	$56,205	$(8,253)	$47,963

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Cash Flow

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005
Cash Flows from Operating Activities:
Net income	$1,519	$521

Adjustments to reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and amortization	3,269	2,925
Provision for losses on accounts receivable	439	409
Stock option compensation	290	218
Gain on sale of fixed assets	(310)	—
Gain on recovery of notes receivable	(3,300)	—
Lease Reserves	2,039	—
Other	(207)	(234)
Changes in Assets and Liabilities:
Accounts receivable	(294)	(855)
Prepaid assets	945	553
Other assets and liabilities	71	180
Deferred revenue	363	692
Accounts payable and accrued expenses	(1,830)	(973)

Total Adjustments	1,475	2,915

Net Cash Provided by Operating Activities	2,994	3,436

Cash Flows from Investing Activities:
Capital expenditures, net of acquired capital assets	(5,140)	(1,902)
Acquisition of Discovery Isle Schools	(12,050)	—
Proceeds from recovery of notes receivable	3,510	—
Proceeds from sale of fixed assets	1,028	—

Net Cash Used in Investing Activities	(12,652)	(1,902)

Cash Flows from Financing Activities:
Repayment of long term debt	(2,285)	(1,149)
Bank Overdraft	3,781	—
Proceeds from exercise of stock options	6	149
Dividends paid to preferred stockholders	(219)	—

Net Cash Provided by (Used in) Financing Activities	1,283	(1,000)

Net (decrease) increase in cash and cash equivalents	(8,375)	534
Cash and cash equivalents at beginning of period	9,837	2,925

Cash and cash equivalents at end of period	$1,462	$3,459

Supplemental disclosure of cash flow information:
Interest	$431	$541
Income taxes, net	$752	$41

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on

Form 10-K are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirteen and twenty six weeks ended December 30, 2006 and December 31, 2005 (Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 30, 2006 and results of operations for the thirteen and twenty six weeks ended December 30, 2006 and December 31, 2005, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Period. References to Fiscal 2007 and Fiscal 2006 are to the 52 weeks ending June 30, 2007 and July 1, 2006 respectively. The second quarter and the year to date period of Fiscal 2007 and Fiscal 2006, are comprised of thirteen and twenty six weeks, respectively.

Reclassifications. The Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended December 31, 2005 to reflect discontinued operations and the reclassification of properties held for sale. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Discontinued operations consist of fifteen schools, eight schools which the Company no longer operates and seven schools which the Company continues to operate, but were reclassified into assets held for sale during the second quarter of Fiscal 2007.

Note 2. Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s convertible preferred stock and the exercise of options and warrants if such shares are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. Earnings per share is computed as follows (dollars and average common stock outstanding in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005

Basic income (loss) per share:
Net income	$2,189	$1,234	$1,519	$521
Less preferred dividends	132	127	263	228

Income available for common stock	2,057	1,107	1,256	293

Average common stock outstanding	8,093	7,469	8,093	7,463

Basic income per share	$0.25	$0.15	$0.16	$0.04

Diluted income per share:
Income available for common stock and dilutive securities	$2,189	$1,234	$1,519	$521

Average common stock outstanding	8,093	7,469	8,093	7,463
Convertible preferred stock, options and warrants	2,456	2,461	2,446	2,458

Average common stock and dilutive securities outstanding	10,549	9,930	10,539	9,921

Diluted income per share	$0.21	$0.12	$0.14	$0.05

On February 1, 2007, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 1,550,000 shares, and no shares of the Series E Preferred Stock remain outstanding. Since the Series E Preferred Stock has already been accounted for on an as-converted basis in the Company’s diluted share base, the conversion will have no impact on fully diluted per share calculations. Redemption of the Series E Preferred Stock will save the Company approximately $348,000 per year by eliminating the 5% cash dividend payable on those shares.

Note 3. Acquisition

On December 4, 2006 the Company completed the acquisition of all the outstanding shares of Discovery Isle Child Development Center, Inc. (“Discovery Isle”). Results of the operations of Discovery Isle are included in the consolidated income statement of the Company from December 4, 2006 through December 30, 2006. Discovery Isle is a preschool provider in southern California, operating six preschools located in and around the San Diego area. This acquisition complements the Company’s growth strategy as it establishes a growth platform in southern California. Cash paid by the Company for the purchase of Discovery Isle was approximately $12,050,000 and was paid from existing cash resources as well as borrowings from the Company’s credit facility. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition, and included, among other items $143,000 of property and equipment. In addition, the Company has made allocations of $2,990,000 for intangible assets which include $1,540,000 for the Discovery Isle trade name, which will be amortized over twenty years, and $1,450,000 for the acquired student roster, which will be amortized over four years. The remaining purchase price has been recorded as goodwill of $9,050,000. The purchase accounting for Discovery Isle has not been finalized primarily due to a final adjustment to the purchase price contingent upon the achievement of defined performance metrics related to the acquired schools scheduled to be resolved during the third quarter of Fiscal 2008. Management is in the process of evaluating the deferred income tax consequences of the acquisition and any subsequent adjustments to acquired goodwill and the allocation presented may be material. This acquisition was not material, and hence, did not trigger the requirements of furnishing pro-forma financial information as governed by SEC Regulation S-X.

Note 4. Credit Agreement

On October 30, 2006 the Company entered into an Amended and Restated Credit Agreement (“2006 Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Agreement replaced and extinguished all outstanding balances under the prior $25,000,000 Credit Agreement (the “Prior Credit Agreement”) with Harris Trust. Under terms of the 2006 Agreement, proceeds may be used to fund permitted acquisitions, additional capital expenditures, and ongoing business operations. The 2006 Agreement has a five year term that ends on October 30, 2011 and contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed certain leverage ratios. The 2006 Agreement is collateralized by the assets of the Company. At December 30, 2006, the Company is in compliance with all required covenants under the 2006 Agreement.

The Prior Credit Agreement was scheduled to terminate on February 20, 2009. During the thirteen weeks ended December 30, 2006 when the Prior Credit Agreement was retired, the Company recognized in interest expense $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement. At December 30, 2006, unamortized loan origination fees incurred to enter into the 2006 Agreement were $405,000 and will be amortized as interest expense over the life of the 2006 Agreement.

Note 5. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of December 30, 2006, the remaining reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sub-lease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2015.

At the beginning of Fiscal 2007, the Company had lease obligations for seven closed schools, six of which were subleased, one of which was vacant. The closed school reserve for these schools at July 1, 2006 was $1,764,000.

During the twenty six weeks ending December 30, 2006 the Company utilized $621,000 of the reserve for closed school lease payments.

During the first twenty six weeks of Fiscal 2007, one property that had been previously occupied under a sublease was vacated. The Company is actively seeking to sublease this property. Based on this activity the Company increased the reserve related to this closed school by $1,374,000. The reserve on this property as of December 30, 2006 was $1,783,000. This estimate is reflective of a recent letter of intent received from a third party. The letter of intent proposes that the existing lease between the Company and the Landlord would be assigned to the third party and the Company’s obligation under its lease would be limited to the payment of rent and property taxes through March 31, 2008. This transaction is contingent upon the Landlord’s approval. The reserve amount also includes estimated broker fees that would be incurred to consummate this transaction.

Another property that had previously been occupied under a sublease was vacated. Since this lease will expire in less than two years, it is unlikely it will be subleased during that period. Accordingly, a liability of $114,000 has been recorded to reflect the Company’s remaining lease obligation for this property.

Another school was closed during the period and remains vacant. Consequently, the Company increased the closed school lease reserve related to this school by $551,000. This reserve reflects the estimate of time that management believes will be required to find a new tenant, estimated sub-lease income, and anticipated broker commissions.

As of December 30, 2006, the closed school lease reserve was $3,182,000. As of December 30, 2006, the Company had continuing lease obligations for eight closed schools, five of which were subleased, and three of which were vacant.

Note 6. Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management or have been classified as assets held for sale have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

Discontinued operations included fifteen schools, eight which the Company no longer operates, and seven which the Company continues to operate, but were reclassified into assets held for sale during the second quarter of Fiscal 2007. The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenues	$1,230	$1,684	$2,442	$3,407
Cost of services	1,064	1,470	2,231	2,909
Closed School Lease Reserves	2,039	—	2,039	—
Rent and other	419	568	884	1,122

Loss from discontinued operations before income tax benefit	(2,292)	(354)	(2,712)	(624)
Income tax benefit	894	138	1,058	244

Loss from discontinued operations	$(1,398)	$(216)	$(1,654)	$(380)

Management periodically analyzes the profitability of existing schools and the real estate portfolio to identify schools that are underperforming or do not fit our business model demographic and cluster strategies. The Company will then develop plans either to improve these schools or remove them from our portfolio. During the second quarter of Fiscal 2007, management initiated a plan to sell seven schools with demographic and cluster characteristics that are inconsistent with the Company’s long term strategy. The Company believes each school will be sold within one year for amounts in excess of each of its net book value. An agreement between the Company and a third party has been executed for the sale of one of these properties, whereby the sales price identified is in excess of the net book value of the property. We believe this transaction will be finalized during the third quarter of Fiscal 2007. The net book value of assets held for sale of $1,850,000 consist entirely of property, plant and equipment. The seven properties has a net loss before taxes of $27,000 for the thirteen weeks ended December 30, 2006 and net income of $26,000 for the thirteen weeks ended December 31, 2005. The seven properties had a net loss before taxes of $176,000 for the twenty six weeks ended December 30, 2006 and net income of $55,000 for the twenty six weeks ended December 31, 2005.

Note 7. Other Assets – TES Note Receivable

During the second quarter of Fiscal 2007, the Company received a payment from Total Education Solutions (“TES”) in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations in the second quarter of Fiscal 2007.

Note 8. Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, a franchise agreement, and identifiable intangibles from acquisitions. Changes in carrying amounts of goodwill and intangibles were due to the acquisition of Discovery Isle. At December 30, 2006 and July 1, 2006, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		December 30, 2006		July 1, 2006
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	n.a.	$47,480	$—	$38,374	$—
Amortized intangible assets:
Franchise agreement	84	410	33	379	159
Non-compete agreements	43	405	362	405	322
Trade Names	240	2,110	23	570	—
Student Rosters	59	2,105	79	655	—

		$52,510	$497	$40,383	$481

Amortization expense related to intangible assets was $100,000 and $53,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively and $166,000 and $108,000 for the twenty six weeks ended December 30, 2006 and December 31, 2005, respectively.

Note 9. Stock Based Compensation

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

The number of options granted under the 2004 Omnibus Incentive Equity Compensation Plan is determined from time to time by the Compensation Committee of the Board of Directors, except for options granted to non-employee directors. Senior executive positions include a target number of annual option grants, a portion of which are at risk based on annual performance against financial plan and other objectives as determined by the Compensation Committee of the Board. Incentive stock options are granted at market value or above, and non-qualified stock options are granted at a price fixed by the Compensation Committee at the date of grant. Options are exercisable for a period from seven to ten years from the date of grant.

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under that method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	32.6%	44.9%
Risk-free interest rate	4.6%	4.2%
Weighted average expected life of options	5 years	6 years

Stock-based compensation expense included in the statement of operations for the thirteen weeks ended December 30, 2006 and December 31, 2005 was approximately $192,000 and $138,000, respectively and $290,000 and $218,000 for the twenty six week period ended December 30, 2006 and December 31, 2005, respectively. As of December 30, 2006, there was approximately $1,055,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.4 years.

A summary of option activity under the Company’s employee stock option plans as of July 1, 2006, and changes during the twenty six weeks then ended is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at July 1, 2006	744,682	$7.20	7.44	$2,204,000
Plus options granted	171,000	10.17	9.77
Less:
Options exercised	(750)	7.25	7.88
Options canceled or expired	(25,000)	9.13	5.50

Options outstanding at December 30, 2006	889,932	$7.70	7.56	$3,341,000

Options exercisable at December 30, 2006	495,082	$6.73	6.52	$2,335,000

Note 10. Commitments and Contingencies

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

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate for its operations. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse coverage have insurance sublimits per claim in the general liability coverage.

Note 11. New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, to address quantifying the financial statement effects of misstatements. The SEC believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material to either the income statement or the balance sheet, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any, of SAB No. 108 on its consolidated financial statements.

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

In August 2006, the SEC issued new requirements for “Executive Compensation and Related Person Disclosure.” These rules amend the disclosure requirements for total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, these rules expand the compensation disclosures for directors and require that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company anticipates including the disclosure required by these rules in the Company’s 2007 Annual Report on Form 10-K. The adoption of these requirements will have no impact on the Company’s consolidated financial statements.

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

Note 12. Segment Information

The Company primarily manages the same type of business in its private pay schools. In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the private pay schools are disclosed as a segment. The Company also performs back office services for three charter schools. In accordance with SFAS 131, the Company discloses the charter schools as a separate segment in the “other” category.

The table below presents information about the financial results and condition of the Company’s segments for the thirteen and twenty six weeks ended December 30, 2006 and December 31, 2005 (dollars in thousands):

	Thirteen Weeks ended December 30, 2006				Thirteen Weeks ended December 31, 2005
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$45,078	$478	$—	$45,556	$40,086	$529	$—	$40,615
School operating income	7,001	229	—	7,230	6,124	227	—	6,351
Depreciation and amortization:
Continuing operations	$1,255	$77	$343	$1,675	$1,105	$116	$181	$1,402
Discontinued operations	—	—	—	—	62	—	—	62

Total depreciation and amortization	$1,255	$77	$343	$1,675	$1,167	$116	$181	$1,464

	Twenty Six Weeks ended December 30, 2006				Twenty Six Weeks ended December 31, 2005
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$83,655	$1,008	$—	$84,663	$75,318	$1,076	$—	$76,394
School operating income	9,967	456	—	10,423	8,850	473	—	9,323
Depreciation and amortization:
Continuing operations	$2,403	$193	$651	$3,247	$2,226	$232	$343	$2,801
Discontinued operations	22	—	—	22	124	—	—	124

Total depreciation and amortization	$2,425	$193	$651	$3,269	$2,350	$232	$343	$2,925

Goodwill	$47,480	—	—	$47,480	$36,639	—	—	$36,639
Segment assets
Continuing operations	$83,327	$1,879	$3,078	$88,284	$73,235	$1,307	$2,704	$77,246
Discontinued operations	1,850	—	—	1,850	—	—	—	—

Total assets	$85,177	$1,879	$3,078	$90,134	$73,235	$1,307	$2,704	$77,246

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s inability to successfully execute its strategy;

•	competitive conditions in the pre-elementary and elementary school education and services industry, including advertising and tuition price sensitivity;

•	delays in new school openings or lower than expected enrollments;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully integrate acquired schools’ operations;

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

In addition, beginning with the Company’s Annual Report on Form 10-K for the year ending June 28, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. That report is also required to include a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

•

The Company’s inability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	The inability of the Company’s independent auditors to complete the work required for them to issue an attestation report on management’s assessment in a timely manner;

•	The Company’s inability to ensure that no internal control deficiencies will emerge, or that any remediation efforts will not be completed successfully;

•

The Company’s inability to implement and integrate throughout our schools information systems in such a way that we have appropriate time to finish all the testing and documentation associated with the system; and

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

Results of Operations

At December 30, 2006 the Company operated 157 schools. Since July 1, 2006, the Company has opened two preschools and acquired six preschools. During the same period the Company closed one school. School counts for the twenty six weeks ended December 30, 2006 and December 31, 2005 are as follows:

	Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005
Number of schools at the beginning of period	150	149
Acquisitions	6	—
Openings	2	1
Closings	(1)	—

Number of schools at the end of the period	157	150

The following table sets forth certain statement of operations data as a percent of revenue for the thirteen and twenty six weeks ended December 30, 2006 and December 31, 2005 (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change Amount	Percent
	December 30, 2006	Percent of Revenues	December 31, 2005	Percent of Revenues	Increase/ (Decrease)	Increase (Decrease)
Revenues	$45,556	100.0%	$40,615	100.0%	$4,941	12.2%

Personnel costs	21,620	47.5	18,895	46.5	2,725	14.4
School operating costs	5,785	12.7	5,421	13.3	364	6.7
Rent and other	10,921	24.0	9,948	24.5	973	9.8

Cost of services	38,326	84.1	34,264	84.4	4,062	11.9

Gross profit	7,230	15.9	6,351	15.6	879	13.8
General and administrative expenses	4,230	9.3	3,675	9.0	555	15.1

Operating income	$3,000	6.6%	$2,676	6.6%	$324	12.1%

	Twenty Six Weeks Ended		Twenty Six Weeks Ended		Change Amount	Percent
	December 30, 2006	Percent of Revenues	December 31, 2005	Percent of Revenues	Increase/ (Decrease)	Increase (Decrease)
Revenues	$84,663	100.0%	$76,394	100.0%	$8,269	10.8%

Personnel costs	40,920	48.3	36,115	47.3	4,805	13.3
School operating costs	12,240	14.5	11,081	14.5	1,159	10.5
Rent and other	21,080	24.9	19,875	26.0	1,205	6.1

Cost of services	74,240	87.7	67,071	87.8	7,169	10.7

Gross profit	10,423	12.3	9,323	12.2	1,100	11.8
General and administrative expenses	7,916	9.4	7,197	9.4	719	10.0

Operating income	$2,507	3.0%	$2,126	2.8%	$381	17.9%

Revenue

Revenue for the thirteen weeks ended December 30, 2006 increased $4,941,000 or 12.2% to $45,556,000 from $40,615,000 for the thirteen weeks ended December 31, 2005. Revenue for the twenty six weeks ended December 30, 2006 increased $8,269,000 or 10.8% to $84,663,000 from $76,394,000 for the twenty six weeks ended December 31, 2005. The revenue increase for the thirteen and twenty six weeks ended December 30, 2006 as compared to the same period in the prior year is as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	December 30, 2006	December 31, 2005	Increase (Decrease)	Percent Increase (Decrease)
Comparable Schools	$42,063	$40,086	$1,977	4.9%
Schools opened or acquired	3,015	—	3,015	n.a.
Other, non-school	478	529	(51)	(9.6)

	$45,556	$40,615	$4,941	12.2%

	For the Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005	Increase (Decrease)	Percent Increase (Decrease)
Comparable Schools	$78,391	$74,813	$3,578	4.8%
Schools opened or acquired	5,264	505	4,759	n.a.
Other, non-school	1,008	1,076	(68)	(6.3)

	$84,663	$76,394	$8,269	10.8%

Revenue for comparable schools (those which operated the entire period) increased $1,977,000 and $3,578,000 or 4.9% and 4.8% during the thirteen and twenty six weeks ended December 30, 2006 as compared to the same period in the prior year, respectively.

Revenue for schools opened or acquired after the second quarter of Fiscal 2006 was $3,015,000 higher during the thirteen week period ended December 30, 2006 as compared to the thirteen week period ended December 31, 2005. The thirteen week period ended December 30, 2006 included revenues from two new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006, and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007.

Revenue for schools opened or acquired after the end of Fiscal 2005 were $4,759,000 higher during the twenty six week period ended December 30, 2006 as compared to the twenty six week period ended December 31, 2005. The twenty six week period ended December 30, 2006 included revenues from two new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006, and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007.

Other revenues, primarily charter school management related, decreased by $51,000 and $68,000 during the thirteen and twenty six weeks ended December 30, 2006 as compared to the same period in the prior year, respectively.

Revenue trends

Comparable private pay schools net revenue increased $1,977,000 or 4.9% to $42,063,000 for the thirteen weeks ended December 30, 2006 from $40,086,000 for the thirteen weeks ended December 31, 2005.

Comparable private pay schools net revenue increased $3,578,000 or 4.8% to $78,391,000 for the twenty six weeks ended December 30, 2006 from $74,813,000 for the twenty six weeks ended December 31, 2005.

Revenue increases were due primarily to average tuition increases of approximately 3.5% to 4.0% along with an increase in average enrollments as compared to the same periods in the prior year.

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

For the thirteen weeks ended December 30, 2006 personnel cost increased $2,725,000 to $21,620,000 from $18,895,000 for the thirteen weeks ended December 31, 2005. The 14.4% increase was primarily driven by wages and salaries of $1,571,000 from two new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. The remaining $1,154,000 increase was primarily driven by increases in total wages, payroll tax, and vacation from schools operated by the Company during the thirteen weeks ended December 30, 2006 and December 31, 2005.

For the twenty six weeks ended December 30, 2006 personnel cost increased $4,805,000 to $40,920,000 from $35,764,000 for the twenty six weeks ended December 31, 2005. The 13.3% increase was primarily driven by wages and salaries of $2,667,000 from two new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007.

The remaining $2,138,000 increase was primarily driven by increases in total wages, payroll tax, and vacation from schools operated by the Company during the twenty six weeks ended December 30, 2006 and December 31, 2005.

Personnel cost increased to 47.5% of revenue for the thirteen weeks ended December 30, 2006 from 46.5% of revenue for the thirteen weeks ended December 31, 2005. Personnel cost increased to 48.3% of revenue for the twenty six weeks ended December 30, 2006 from 47.3% of revenue for the twenty six weeks ended December 31, 2005. This trend is the result of previously vacant school positions being filled and other positions that were added or upgraded at a faster pace than revenue has grown. This trend may continue in the near term as we continue to add personnel in key positions and upgrade our school teams. While this trend may continue in the short term, we anticipate stronger revenue growth in the future that will ultimately result in leveraging our payroll expense.

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

For the thirteen weeks ended December 30, 2006 school operating costs increased $364,000 to $5,785,000 from $5,421,000 for the thirteen weeks ended December 31, 2005. The 6.7% increase was primarily driven by operating costs of $328,000 from two new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. Additionally, increases in food costs of $173,000 and janitorial and building maintenance costs of $121,000 were offset by decreases in bad debt expense of $157,000 and other operating expenses of $101,000. For the thirteen weeks ended December 30, 2006 school operating costs as a percent of revenue decreased to 12.7% from 13.3% versus the thirteen weeks ended December 31, 2005.

For the twenty six weeks ended December 30, 2006 school operating costs increased $1,159,000 to $12,240,000 from $11,081,000 for the thirteen weeks ended December 31, 2005. The 10.5% increase was primarily driven by operating costs of $671,000 from two new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006, and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. Additionally, there were increases in food costs of $200,000, janitorial and building maintenance costs of $214,000, and ancillary program costs of $148,000 offset by decreases in other operating expenses of $74,000. For the twenty six weeks ended December 30, 2006 school operating costs as a percent of revenue remained flat at 14.5% versus the twenty six weeks ended December 31, 2005.

During the second quarter of Fiscal 2007, management continued to focus on improving school operations and costs controls. The new school operating system provides greater visibility to school billing, collections and expenditure activities. This has been evident in a reduction in school operating costs as a percentage of revenues comparing the second quarter of Fiscal 2007 to the same period of Fiscal 2006 for comparable schools.

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

For the thirteen weeks ended December 30, 2006 rent and other costs increased $973,000 to $10,921,000 from $9,948,000 for the thirteen weeks ended December 31, 2005. The 9.8% increase was primarily driven by rent and other costs of $610,000 from two new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. Additionally, regional marketing costs increased $240,000 and occupancy costs for the remaining schools increased by $227,000. These increases were offset with decreases in other costs, most significantly property damage expenses as the second quarter of Fiscal 2006 included property damage costs from Hurricane Wilma which impacted a number of our schools in Florida. For the thirteen weeks ended December 30, 2006 rent and other as a percent of revenue decreased to 24.0% from 24.5% versus the thirteen weeks ended December 31, 2005.

For the twenty six weeks ended December 30, 2006 rent and other costs increased $1,205,000 to $21,080,000 from $19,875,000 for the twenty six weeks ended December 31, 2005. The 6.1% increase was primarily driven by rent and other costs of $1,143,000 from two new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. Additionally, occupancy costs for the remaining schools increased by $332,000 and marketing costs increased $205,000. These increases were offset by decreases in other costs of $475,000, which included reductions in property damage expenses from hurricanes, and a reduction of workers’ compensation claims. For the twenty six weeks ended December 30, 2006 rent and other as a percent of revenue decreased to 24.9% from 26.0% versus the twenty six weeks ended December 31, 2005.

The increase in occupancy costs is due to contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate marketing increased from a shift in school based marketing previously carried in school operating expenses described above. Property damages decreased as there were no major hurricanes in the first or second quarters of Fiscal 2007, unlike the experience during the first quarter of Fiscal 2006 when a number of the Company’s facilities sustained damage or interruptions from Hurricane Wilma.

Gross profit

Gross profit for the thirteen weeks ended December 30, 2006 increased $879,000 or 13.8% to $7,230,000 from $6,351,000 for the thirteen weeks ended December 31, 2005. Gross profit for the twenty six weeks ended December 30, 2006 increased $1,100,000 or 11.8% to $10,423,000 from $9,323,000 for the twenty six weeks ended December 31, 2005. The gross profit increase for the thirteen and twenty six weeks ended December 30, 2006 as compared to the same period in the prior year is as follows (dollars in thousands):

	For the Thirteen Weeks Ended			Percent
	December 30, 2006	December 31, 2005	Increase (Decrease)	Increase (Decrease)
Comparable Schools	$6,496	$6,124	$372	6.1%
Schools opened or acquired	505	—	505	n.a.
Other, non-school	229	227	2	0.9

	$7,230	$6,351	$879	13.8%

	For the Twenty Six Weeks Ended			Percent
	December 30, 2006	December 31, 2005	Increase (Decrease)	Increase (Decrease)
Comparable Schools	$9,186	$8,833	$353	4.0%
Schools opened or acquired	781	17	764	n.a.
Other, non-school	456	473	(17)	(3.6)

	$10,423	$9,323	$1,100	11.8%

General and administrative expenses

General and administrative expenses for the thirteen weeks ended December 30, 2006 increased $555,000 to $4,230,000 from $3,675,000 for the thirteen weeks ended December 31, 2005. Corporate personnel costs increased approximately $489,000, on higher performance based bonus, stock based compensation, deferred compensation expense, and as positions were filled that had been vacant in the second quarter of Fiscal 2006 including the addition of a Senior Vice President of Corporate Development. Increases in corporate personnel costs were partially offset by a decrease in consulting and contracting fees of approximately $114,000. Corporate depreciation increased $161,000 as the Company invested in a number of information technology enhancements during Fiscal 2006. This includes the roll out of new information systems, which provides fully integrated general ledger and ERP capabilities. For the thirteen weeks ended December 30, 2006 general and administrative expenses as a percent of revenue increased to 9.3% from 9.0% versus the thirteen weeks ended December 31, 2005.

General and administrative expenses for the twenty six weeks ended December 30, 2006 increased $719,000 to $7,916,000 from $7,197,000 for the twenty six weeks ended December 31, 2005. Corporate personnel costs increased approximately $629,000 on higher performance based bonus, stock based compensation, and deferred compensation expense, and as positions were filled that had been vacant in the second quarter of Fiscal 2006, including the addition of a Senior Vice President of Corporate Development. Increases in corporate personnel costs were partially offset by a decrease in consulting and contracting fees of approximately $180,000. Corporate depreciation increased $308,000 as the Company invested in a number of information technology enhancements during Fiscal 2006. This includes the roll out of new information systems, which provides fully integrated general ledger and ERP capabilities. For the twenty six weeks ended December 30, 2006 general and administrative expenses as a percent of revenue remained flat at 9.4% as compared to the twenty six weeks ended December 31, 2005.

Operating Income

As a result of the factors mentioned above, operating income increased $324,000 to $3,000,000 for the thirteen weeks ended December 30, 2006 from $2,676,000 for the thirteen weeks ended December 31, 2005. Operating income increased $381,000 to $2,507,000 for the twenty six weeks ended December 30, 2006 from $2,126,000 for the twenty six weeks ended December 31, 2005.

Interest expense

Interest expense increased $430,000 to $808,000 for the thirteen weeks ended December 30, 2006 from $378,000 for the thirteen weeks ended December 31, 2005. Interest expense increased $356,000 to $1,130,000 for the twenty six weeks ended December 30, 2006 from $774,000 for the twenty six weeks ended December 31, 2005. This increase was primarily the result of the recognition of $562,000 of unamortized debt expense when the Company’s borrowing facility with Harris Bank was retired and replaced with a new borrowing facility.

Other Income from Operations

Other income from operations for the thirteen weeks ended December 30, 2006 increased $3,609,000 to $3,688,000 from $79,000 for the thirteen weeks ended December 31, 2005. Other income from operations for the twenty six weeks ended December 30, 2006 increased $3,699,000 to $3,824,000 from $125,000 for the thirteen weeks ended December 31, 2005.

During the second quarter of Fiscal 2007, the Company received a payment from Total Education Solutions (“TES”) in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations in the second quarter of Fiscal 2007.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCS which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased its school property that the Company had subleased to them from a landlord. The payment to the Company released FTCHS from its sublease obligations to the Company, and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations in the second quarter of Fiscal 2007.

Income tax expense

Income tax expense for the thirteen weeks ended December 30, 2006 was $2,293,000 as compared to $927,000 for the thirteen weeks ended December 31, 2005. Income tax expense for the twenty six weeks ended December 30, 2006 was $2,028,000 as compared to $576,000 for the thirteen weeks ended December 31, 2005. The Company’s effective tax rate was 39.0% for the thirteen and twenty six weeks ended December 30, 2006 and December 31, 2005.

Discontinued operations

During the second quarter of Fiscal 2007, discontinued operations included fifteen schools, eight schools which the Company no longer operates, and seven which the Company continues to operate, but which were reclassified into assets held for sale during the second quarter of Fiscal 2007. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenues	$1,230	$1,684	$2,442	$3,407
Cost of services	1,064	1,470	2,231	2,909
Closed School Lease Reserves	2,039	—	2,039	—
Rent and other	419	568	884	1,122

Loss from discontinued operations before income tax benefit	(2,292)	(354)	(2,712)	(624)

Income tax benefit	894	138	1,058	244

Loss from discontinued operations	$(1,398)	$(216)	$(1,654)	$(380)

Net Income

As a result of the above factors, the Company’s net income was $2,189,000 for the thirteen weeks ended December 30, 2006 as compared to $1,234,000 for the thirteen weeks ended December 31, 2005. For the twenty six weeks ended December 30, 2006, the Company’s net income was $1,519,000 as compared to net income of $521,000 for the twenty six weeks ended December 31, 2005.

Liquidity and Capital Resources

Senior Debt

At the beginning of Fiscal 2007, the Company had a Credit Agreement with Harris Trust in the amount of $25,000,000 which provided for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on February 20, 2009. On October 30, 2006 the Company retired the loan facility under its Prior Agreement. At the time of retirement the outstanding Term Loan in the amount of $12,500,000 was paid and the Company recognized in interest expense $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement.

On October 30, 2006 the Company entered into an Amended and Restated Credit Agreement (“2006 Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Agreement replaced and extinguished all outstanding balances under the Prior Credit Agreement. Under terms of the 2006 Agreement, proceeds may be used to fund permitted acquisitions, additional capital expenditures, and for ongoing business operations. The borrowing rates on the 2006 Agreement are based on a leverage driven matrix associated with Libor based borrowings which are lower by up to 75 basis points, and bank base rate borrowings which are lower by up to 50 basis points as compared to the Prior Credit Agreement. The 2006 Agreement has a five year term that ends on October 30, 2011. As of December 30, 2006, the balance on the outstanding borrowing on the 2006 Agreement was $10,850,000.

The 2006 Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. At December 30, 2006, the Company was in compliance with all required covenants under the 2006 Agreement.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations, and amounts available under its 2006 Agreement. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools or the addition of new schools. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. The Company evaluates opportunities from time to time to sell properties or operations to third parties. At December 30, 2006 and February 1, 2007, the amounts outstanding on the 2006 Agreement were $10,850,000 and $8,380,000 respectively. There was $1,362,000 outstanding for letters of credit at December 30, 2006 and at February 1, 2007. The total unused portion of amounts available under the 2006 Agreement, after allowance for the letters of credit, was $37,788,000 at December 30, 2006 and was $40,258,000 at February 1, 2007. The Company’s loan covenants under its 2006 Agreement limit the amount of senior debt borrowings.

Total cash and cash equivalents decreased by $8,375,000 to $1,462,000 at December 30, 2006 from $9,837,000 at July 1, 2006. Cash provided by operations increased cash flow by $2,994,000. Cash used in investing activities totaled $12,652,000 and included $12,050,000 related to the purchase of Discovery Isle, and an additional $5,140,000 used to purchase fixed assets. These uses of cash were offset by proceeds of $1,028,000 from a sale of certain assets related to the charter school management business and $3,510,000 from the collection of a notes receivable from Total Education Solutions. Cash from financing activities was $1,283,000 and included bank overdrafts of $3,781,000 for accounts payable checks in float, this was offset by a $2,285,000 payment reducing long term debt.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and other contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations as of December 30, 2006 are as follows (dollars in thousands):

	Total	Twenty Six Weeks Ended June 30, 2007	For Fiscal Year
			2008	2009	2010	2011	Thereafter
Long term debt obligations (1)	$14,793	$447	$818	$818	$818	$818	$11,074
Letters of credit	1,362	1,362	—	—	—	—	—
Operating leases	239,600	16,362	31,861	29,739	27,890	25,139	108,609
Non-competes and consulting contracts	450	150	300	—	—	—	—

Total	$256,205	$18,321	$32,979	$30,557	$28,708	$25,957	$119,683

(1)	The long-term debt consists of $10.85 million (principal value), which bears interest at the bank Base Rate or Eurodollar based rate plus a defined debt to EBITDA dependent rate. Amounts above include contractual interest using applicable rates as of December 30, 2006.

The operating lease commitments reflected above do not reflect sublease amounts due to the Company of $4,861,000 The Company’s liability with respect to closed school lease commitments could change if sublessors default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

At the beginning of Fiscal 2007, the Company had lease obligations for seven closed schools, six of which were subleased, one of which was vacant. The closed school reserve for these schools at July 1, 2006 was $1,764,000. During the twenty six weeks ending December 30, 2006 the Company utilized $621,000 of the reserve for closed school lease payments.

During the first twenty six weeks of Fiscal 2007, one property that had been previously occupied under a sublease was vacated. The Company is actively seeking to sublease this property. Based on this activity the Company increased the reserve related to this closed school by $1,374,000. The reserve on this property as of December 30, 2006 was $1,783,000. This estimate is reflective of a recent letter of intent received from a third party. The letter of intent proposes that the existing lease between the Company and the Landlord would be assigned to the third party and the Company’s obligation under its lease would be limited to the payment of rent and property taxes through March 31, 2008. This transaction is contingent upon the Landlord’s approval. The reserve amount also includes estimated broker fees that would be incurred to consummate this transaction.

Another property that had previously been occupied under a sublease was vacated. Since this lease will expire in less than two years, it is unlikely it will be subleased during that period. Accordingly, a liability of $114,000 has been recorded to reflect the Company’s remaining lease obligation for this property.

Another school was closed during the period and remains vacant. Consequently, the Company increased the closed school lease reserve related to this school by $551,000. This reserve reflects the estimate of time that management believes will be required to find a new tenant, and anticipated broker commissions offset by estimated sublease income.

As of December 30, 2006, the closed school lease reserve was $3,182,000. As of December 30, 2006, the Company had continuing lease obligations for eight closed schools, five of which were subleased, and three of which were vacant.

Capital Expenditures

Capital expenditures for new school development include school equipment, furniture and fixtures and curricula purchased by the Company for the operations of the school. Funding of capital expenditures for these schools is expected to be provided by cash from operations or funds available under the Company’s 2006 Agreement. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility.

During the first twenty six weeks of Fiscal 2007, the Company placed one new school in operation that was opened in the first quarter of 2007 and was financed by a developer and leased by the Company. During the first twenty six weeks of Fiscal 2007, the Company also executed a management contract to take over operations of an existing school. One additional school opened during January 2007.

Capital expenditures are significantly higher in the first quarter of Fiscal 2007 as the Company’s worked to ready schools for the critical back to school period. The amount of first quarter capital expenditures is more seasonally appropriate and should not be annualized to infer a significantly increased amount of spending for fiscal 2007. Other than the opening of new schools or significant renovations, capital expenditure levels are expected to remain within prior year spending levels for routine location refurbishment requirements.

The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures, as defined. Capital expenditures for the thirteen and twenty six weeks ended December 30, 2006 and December 31, 2005, respectively, are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Fixed assets from acquisition of Discovery Isle	$143	$—	$143	$—
New school development	201	14	396	159
Renovations and equipment purchases	1,260	549	4,124	1,303
Corporate and information systems	267	256	620	440

Total capital expenditures	$1,871	$819	$5,283	$1,902

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

Revenue Recognition

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees, and other income, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other income is primarily comprised of supplemental fees from summer programs, camps, and field trips. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed is recorded as deferred revenue. The Company does not receive payments for services that extend beyond the current operating cycle. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

Long-lived and Intangible Assets

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such fair value estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Goodwill

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year. The Company engages an independent third party consultant to review its calculations required by SFAS No. 142, “Goodwill and Other Intangible Assets” and, if necessary, the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $45,000 and $180,000 at December 30, 2006 and July 1, 2006, respectively. However, the Company does have cash flow exposure on its Credit Agreement. The Revolving Credit Agreement and the recently retired Term Loan were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $23,000 and $122,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 30, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company held its Annual Meeting of Stockholders on November 8, 2006. Of the combined total of 10,313,835 votes eligible to be cast at the meeting, holders entitled to cast a combined total of 7,273,888 votes at such meeting were present, in person, or by proxy, for purposes of a quorum. At the meeting, stockholders elected to the Board of Directors, Peter H. Havens, Richard J. Pinola, and Ralph Smith as Class I Directors and David L. Warnock as an Unclassified Director, all with terms expiring at the 2009 Annual Meeting of Stockholders. At the meeting, the stockholders elected to the Board of Directors David Beale as a Class III Director with his term expiring at the 2008 Annual Meeting of Stockholders. Votes cast for and votes withheld in the election of Directors were as follows:

Director	Votes For	Votes Abstained
David Beale	7,269,128	4,760
Peter H. Havens	7,267,307	6,580
Richard J. Pinola	7,269,028	4,860
Ralph Smith	7,269,127	4,760
* David L. Warnock	1,550,661	—

*	Only Series E Preferred Shares had rights to vote for this Unclassified Director position.

There were no broker non-votes.

Additional Directors, whose term of office as Directors continued after the meeting are as follows:

Term Expiring at the 2009 Annual Meeting of Shareholders:

Therese Kreig Crane, Ed.D

Steven B. Fink

Term Expiring at the 2008 Annual Meeting of Shareholders:

George H. Bernstein

Michael J. Rosenthal

The stockholders also ratified the appointment of BDO Seidman, LLP as independent auditors for the 2007 fiscal year. Voting for this resolution were 7,267,308 votes, voting against this resolution were 4,235 votes, abstaining were 6,075 votes and there were no broker non-votes.

Item 6.	Exhibits
4.1	Executive Nonqualified Excess Plan Document of the Registrant (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.2	Executive Nonqualified Excess Plan Adoption Agreement of the Registrant (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007 and incorporated herein by reference.)

10.1	Amended and Restated Credit Agreement, dated as of October 30, 2006 among Registrant, certain of its subsidiaries as Guarantors, and BMO Capital Markets, a subsidiary of Harris N.A. as administrative agent. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on November 3, 2006, and incorporated herein by reference.)

10.2	Amended and restated Security Agreement dated as of October 30, 2006. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 3, 2006 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated February 12, 2007	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)