Form 10-Q
period 2007-03-31
NOBEL LEARNING COMMUNITIES INC
filed 2007-05-11
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at May 9, 2007 was 10,361,810.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2007	July 1, 2006
ASSETS
Cash and cash equivalents	$1,598	$9,837
Accounts receivable, less allowance for doubtful accounts of $303 at March 31, 2007 and $698 at July 1, 2006	1,465	2,329
Deferred tax asset	2,390	1,479
Prepaid rent	2,695	2,559
Prepaid insurance and other	2,530	2,836
Assets held for sale	834	—

Total Current Assets	11,512	19,040

Property and equipment, at cost	69,510	73,122
Accumulated depreciation and amortization	(45,310)	(47,415)

Property and equipment, net	24,200	25,707

Goodwill	47,499	38,374
Intangible assets, net	4,357	1,528
Deferred tax asset	—	866
Deposits and other assets	836	904

Total Assets	$88,404	$86,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$2,180
Accounts payable and other current liabilities	13,491	12,714
Accrued lease obligations for discontinued operations	2,829	1,764
Deferred revenue	14,117	11,885

Total Current Liabilities	30,437	28,543

Long-term obligations	5,951	11,000
Deferred tax liability	1,103	—
Other long term liabilities	295	596

Total Liabilities	37,786	40,139

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding 1,063,830 at March 31, 2007 and 3,283,419 at July 1, 2006. $2,000 and $12,401 liquidation preference at March 31, 2007 and July 1, 2006, respectively	1	3
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,360,810 and 8,092,776 shares issued and outstanding at March 31, 2007 and July 1, 2006, respectively	10	8
Additional paid-in capital	56,427	55,778
Accumulated deficit	(5,820)	(9,509)

Total Stockholders’ Equity	50,618	46,280

Total Liabilities and Stockholders’ Equity	$88,404	$86,419

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Income

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues	$49,218	$42,158	$133,881	$118,552

Personnel costs	23,399	19,949	64,319	55,510
School operating costs	5,996	5,659	18,236	17,294
Rent and other	11,365	9,966	32,445	29,841

Cost of services	40,760	35,574	115,000	102,645

Gross profit	8,458	6,584	18,881	15,907
General and administrative expenses	4,940	3,224	12,856	10,421

Operating income	3,518	3,360	6,025	5,486
Interest expense	185	382	1,315	1,156
Other income	(21)	(98)	(3,850)	(224)

Income from continuing operations before income taxes	3,354	3,076	8,560	4,554
Income tax expense	1,308	1,200	3,338	1,775

Income from continuing operations	2,046	1,876	5,222	2,779
Income (loss) from discontinued operations, net of income tax effect	449	(124)	(1,208)	(506)

Net income	2,495	1,752	4,014	2,273
Preferred stock dividends	62	128	325	356

Net income available to common stockholders	$2,433	$1,624	$3,689	$1,917

Basic income per share:
Income from continuing operations	$0.21	$0.22	$0.57	$0.33
Income (loss) from discontinued operations	0.05	—	(0.14)	(0.07)

Income per share	$0.26	$0.22	$0.43	$0.26

Diluted income per share:
Income from continuing operations	$0.19	$0.19	$0.49	$0.28
Income (loss) from discontinued operations	0.04	(0.01)	(0.11)	(0.05)

Income per share	$0.23	$0.18	$0.38	$0.23

Weighted average common shares outstanding:
Basic	9,283	7,470	8,491	7,465
Diluted	10,636	9,960	10,573	9,951

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Thirty Nine Weeks Ended March 31, 2007

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
July 1, 2006	3,283,419	$3	8,092,776	$8	$55,778	$(9,509)	$46,280
Net Income	—	—	—	—	—	4,014	4,014

Issuance of preferred stock dividend	36,445	—	—	—	131	—	131
Conversion of Series E and Series F Preferred Stock	(2,256,034)	(2)	2,256,034	2	—	—	—
Stock options compensation expense	—	—	—	—	501	—	501
Stock options exercised	—	—	2,000	—	17	—	17
Stock award shares issued	—	—	10,000	—	—	—	—
Preferred dividends	—	—	—	—	—	(325)	(325)

March 31, 2007	1,063,830	$1	10,360,810	$10	$56,427	$(5,820)	$50,618

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Cash Flow

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006
Cash Flows from Operating Activities:
Net income	$4,014	$2,273

Adjustments to reconcile Net Income to Net Cash:
Provided by Operating Activities:
Depreciation and amortization	5,355	4,399
Provision for losses on accounts receivable	492	685
Stock option compensation	501	409
Gain on sale of fixed assets	(1,101)	—
Gain on recovery of notes receivable	(3,300)	—
Lease reserves for discontinued operations	2,019	—
Other	(94)	(51)

Changes in Assets and Liabilities:
Accounts receivable	217	(664)
Prepaid assets	133	(1,095)
Other assets and liabilities	50	222
Deferred revenue	2,130	1,953
Accounts payable and accrued expenses	598	(64)

Total Adjustments	7,000	5,794

Net Cash Provided by Operating Activities	11,014	8,067

Cash Flows from Investing Activities:
Purchases of capital expenditures, net of acquired amounts	(6,253)	(3,056)
Acquistion of Discovery Isle Schools	(12,016)	—
Proceeds from recovery of notes receivable	3,510	—
Proceeds from sale of fixed assets	2,936	—

Net Cash Used in Investing Activities	(11,823)	(3,056)

Cash Flows from Financing Activities:
Repayment of long term debt	(7,228)	(1,715)
Proceeds from exercise of stock options	17	154
Dividends paid to preferred stockholders	(219)	—

Net Cash Used in Financing Activities	(7,430)	(1,561)

Net (decrease) increase in cash and cash equivalents	(8,239)	3,450
Cash and cash equivalents at beginning of period	9,837	2,925

Cash and cash equivalents at end of period	$1,598	$6,375

Supplemental disclosure of cash flow information:
Interest	$661	$845
Income taxes, net	$913	$93

The accompanying notes and the notes in the financial statements included in the Registrant’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirty nine weeks ended March 31, 2007 and April 1, 2006 (Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments necessary to present fairly the Company’s financial position at March 31, 2007 and results of operations for the thirteen and thirty nine weeks ended March 31, 2007 and April 1, 2006, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Fiscal Period. References to Fiscal 2007 and Fiscal 2006 are to the 52 weeks ending June 30, 2007 and July 1, 2006 respectively. The third quarter and the year to date period of Fiscal 2007 and Fiscal 2006 are comprised of thirteen and thirty nine weeks, respectively.

Reclassifications. The Company has conformed amounts previously reported in its Quarterly Report on Form 10-Q for the period ended April 1, 2006 to reflect discontinued operations and the reclassification of properties held for sale. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Discontinued operations consist of fifteen schools; eight of which the Company no longer operates, six of which the Company continues to operate but reclassified into assets held for sale during the second quarter of Fiscal 2007, and one of which the Company continued to operate until it was sold during the third quarter of Fiscal 2007.

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

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Basic income per share:
Net income	$2,495	$1,752	$4,014	$2,273
Less preferred dividends	62	128	325	356

Income available for common stock	2,433	1,624	3,689	1,917

Average common stock outstanding	9,283	7,470	8,491	7,465

Basic income per share	$0.26	$0.22	$0.43	$0.26

Diluted income per share:
Income available for common stock and dilutive securities	$2,495	$1,752	$4,014	$2,273

Average common stock outstanding	9,283	7,470	8,491	7,465
Convertible preferred stock, options and warrants	1,353	2,490	2,082	2,486

Average common stock and dilutive securities outstanding	10,636	9,960	10,573	9,951

Diluted income per share	$0.23	$0.18	$0.38	$0.23

On January 31, 2007, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 1,551,000 shares, and no shares of the Series E Preferred Stock remain outstanding. On March 12, 2007, the Company caused the holders of Series F Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 705,000 shares, and no shares of the Series F Preferred Stock remain outstanding. Since both the Series E and Series F Preferred Stock have already been accounted for on an as-converted basis in the Company’s diluted share base, the conversion will have no impact on fully diluted per share calculations. Redemption of the Series E and Series F Preferred Stock will save the Company approximately $528,000 per year by eliminating the cash dividend payable on those shares.

Note 3. Acquisition

On December 4, 2006 the Company completed the acquisition of all the outstanding shares of Discovery Isle Child Development Center, Inc. (“Discovery Isle”). Results of the operations of Discovery Isle are included in the consolidated income statement of the Company from December 4, 2006 through March 31, 2007. Discovery Isle is a preschool provider in southern California, operating six preschools located in and around the San Diego area. This acquisition complements the Company’s growth strategy as it establishes a growth platform in southern California. Cash paid by the Company for the purchase of Discovery Isle was approximately $12,016,000 and was paid from existing cash resources as well as borrowings from the Company’s credit facility. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition, and included, among other items, $165,000 of property and equipment. In addition, the Company has made allocations of $2,990,000 for intangible assets, which include $1,540,000 for the Discovery Isle trade name, which will be amortized over twenty years, and $1,450,000 for the acquired student roster, which will be amortized over four years. The remaining purchase price has been recorded as goodwill of $9,080,000. The purchase accounting for Discovery Isle has not been finalized primarily due to a final adjustment to the purchase price contingent upon the achievement of defined performance metrics related to the acquired schools scheduled to be resolved during the third quarter of Fiscal 2008. Management is in the process of evaluating the deferred income tax consequences of the acquisition and any subsequent adjustments to acquired goodwill and the allocation presented may be material. This acquisition did not trigger the requirements of furnishing pro-forma financial information as governed by SEC Regulation S-X.

Note 4. Credit Agreement

On October 30, 2006 the Company entered into an Amended and Restated Credit Agreement (“2006 Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Agreement replaced and extinguished all outstanding balances under the prior $25,000,000 Credit Agreement (the “Prior Credit Agreement”) with Harris Trust. Under terms of the 2006 Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures, and ongoing business operations. The 2006 Agreement has a five year term that ends on October 30, 2011 and contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed certain leverage ratios. The 2006 Agreement is collateralized by the assets of the Company. At March 31, 2007, the Company was in compliance with all required covenants under the 2006 Agreement.

The Prior Credit Agreement was scheduled to terminate on February 20, 2009. During the second quarter of Fiscal 2007, when the Prior Credit Agreement was retired, the Company recognized interest expense of $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement. At March 31, 2007, unamortized loan origination fees incurred to enter into the 2006 Agreement were $376,000 and will be amortized as interest expense over the term of the 2006 Agreement.

Note 5. Change in Accounting Estimate

During the third quarter of Fiscal 2007, the Company recorded a charge for accelerated depreciation of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. The Company is currently migrating to an outsourced payroll provider to better support its growth strategy and is eliminating the use of the current payroll system. This change in estimate resulted in a charge to basic and diluted income per share of $0.02 for the thirteen and thirty nine weeks ended March 31, 2007.

Note 6. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of March 31, 2007, the remaining reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2015.

At the beginning of Fiscal 2007, the Company had lease obligations for seven closed schools, six of which were subleased, one of which was vacant. The lease reserve for these closed schools at July 1, 2006 was $1,764,000.

During the thirty nine weeks ended March 31, 2007, the Company utilized $954,000 of the reserve for closed school lease payments.

During the first thirty nine weeks of Fiscal 2007, one property that had been previously occupied under a sublease was vacated. During the third quarter of Fiscal 2007, the Company entered into an agreement to sublease this property. Under the terms of the agreement, the Company is obligated to pay rent and property tax on behalf of the subtenant through May 31, 2008. Based upon the terms of this agreement, the Company increased the reserve related to this closed school by $1,304,000. The reserve amount also includes estimated legal and broker fees that have been incurred to consummate this transaction. The Company believes the current reserve is sufficient for the Company’s remaining obligations which are not covered by the sublease.

Another property that had previously been occupied under a sublease was vacated. Since this lease will expire in less than two years, it is unlikely it will be subleased during that period. Accordingly, a charge of $120,000 has been recorded to reflect the Company’s remaining lease obligation for this property.

Another school was closed during the thirty nine week period and remains vacant. Accordingly, a charge of $595,000 has been recorded to reflect an estimate of time that management believes will be required to find a new tenant, subsequent estimated sublease income, and anticipated broker commissions.

As of March 31, 2007, the total lease reserve for these schools was $2,829,000. As of March 31, 2007, the Company had continuing lease obligations for eight closed schools, six of which were subleased, and two of which were vacant.

Note 7. Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management or have been classified as assets held for sale have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.

At the beginning of the third quarter of Fiscal 2007, discontinued operations included fifteen schools, eight of which the Company no longer operates, and seven of which the Company continues to operate, but reclassified into assets held for sale during the second quarter of Fiscal 2007. One of these schools was sold during the third quarter of Fiscal 2007, resulting in a gain on the sale. The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues	$1,138	$1,776	$3,580	$5,183
Cost of services	(931)	(1,507)	(3,162)	(4,416)
Closed school lease reserves	20	—	(2,019)	—
Gain from sale of school	813	—	813	—
Rent and other	(304)	(473)	(1,192)	(1,596)

Income (loss) from discontinued operationsbefore income tax benefit	736	(204)	(1,980)	(829)
Income tax benefit (expense)	(287)	80	772	323

Income (loss) from discontinued operations	$449	$(124)	$(1,208)	$(506)

Management periodically analyzes the profitability of existing schools and the Company’s real estate portfolio to identify schools that are underperforming or do not fit its business model, demographic and cluster strategies. The Company will then develop plans either to improve these schools or remove them from its portfolio. During the second quarter of Fiscal 2007, management initiated a plan to sell seven schools with demographic and cluster characteristics that are inconsistent with the Company’s long term strategy. During the third quarter of Fiscal 2007, the Company completed the sale of one of these schools and received net proceeds of approximately $1,920,000, resulting in a gain before tax of $813,000. Also, during the third quarter of Fiscal 2007, an agreement between the Company and a third party was signed for the sale of the remaining six schools. Although the transaction is currently in the due diligence process, the sales price agreed to between the parties is in excess of the combined net book value of the properties. This transaction is expected to be finalized during the fourth quarter of Fiscal 2007. As of March 31, 2007, the net book value of assets held for sale of $834,000 consists entirely of property and equipment. The remaining six properties had a net loss before taxes of $16,000 for the thirteen weeks ended March 31, 2007 and a net loss of $3,000 for the thirteen weeks ended April 1, 2006. The six properties had a net loss before taxes of $176,000 for the thirty nine weeks ended March 31, 2007 and net income of $90,000 for the thirty nine weeks ended April 1, 2006.

Note 8. Other Assets – TES Note Receivable

During the second quarter of Fiscal 2007, the Company received a payment from Total Education Solutions, Inc. (“TES”) in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations in the second quarter of Fiscal 2007.

Note 9. Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, a franchise agreement, and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were due to the acquisition of Discovery Isle. At March 31, 2007 and July 1, 2006, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		March 31, 2007			July 1, 2006
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$47,499	$—	$47,499	$38,374	$—	$38,374

Amortized intangible assets:
Franchise agreement	84	410	47	363	379	159	220
Non-compete agreements	43	405	379	26	405	322	83
Trade Names	240	2,110	52	2,058	570	—	570
Student Rosters	59	2,105	195	1,910	655	—	655

Total Intangible Asets		$5,030	$673	$4,357	$2,009	$481	$1,528

Amortization expense related to intangible assets was $176,000 and $54,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, and $342,000 and $162,000 for the thirty nine weeks ended March 31, 2007 and April 1, 2006, respectively.

Note 10. Stock Based Compensation

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “Plan”). The total number of shares of common stock available for issuance is 1,395,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately).

The number of options granted under the Plan is determined from time to time by the Compensation Committee of the Board of Directors, except for options granted to non-employee directors. Senior executive positions receive a target number of annual option grants, a portion of which are contingent on annual performance against the financial plan and other objectives as determined by the Compensation Committee of the Board. Incentive stock options are granted at market value or above, and non-qualified stock options are granted as defined by the terms of the Plan at the date of grant. Options are exercisable for a period up to ten years from the date of grant, subject to vesting.

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under that method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ vesting periods. Stock compensation expense is recognized only for the grants expected to vest, which is total estimated value less estimated forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	32.6%	44.9%
Risk-free interest rate	4.6%	4.2%
Weighted average expected life of options	5 years	6 years

Stock-based compensation expense included in the statement of income for the thirteen weeks ended March 31, 2007 and April 1, 2006 was approximately $212,000 and $191,000, respectively, and $501,000 and $409,000 for the thirty nine week period ended March 31, 2007 and April 1, 2006, respectively. As of March 31, 2007, there was approximately $828,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.4 years.

A summary of option activity under the Company’s employee stock option plans as of July 1, 2006, and changes during the thirty nine weeks ended March 31, 2007, is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at July 1, 2006	744,682	$7.20	7.44	$2,204,000
Plus options granted	173,000	10.17	9.51
Less:
Options exercised	(2,000)	8.07	3.01
Options canceled or expired	(25,000)	9.13	3.82

Options outstanding at March 31, 2007	890,682	$7.70	7.33	$6,811,000

Options exercisable at March 31, 2007	495,500	$6.74	6.29	$4,267,000

Note 11. Commitments and Contingencies

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

Note 12. New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address quantifying the financial statement effects of misstatements. The SEC believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material to either the income statement or the balance sheet, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Currently, this pronouncement has no impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 will be effective for the Company for Fiscal 2008. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information and methods used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be implemented by the Company as of the first quarter of Fiscal 2009. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

Note 13. Segment Information

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

The table below presents information about the financial results and condition of the Company’s segments for the thirteen and thirty nine weeks ended March 31, 2007 and April 1, 2006 (dollars in thousands):

	Thirteen Weeks ended March 31, 2007				Thirteen Weeks ended April 1, 2006
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$49,007	$211	$—	$49,218	$41,618	$540	$—	$42,158
School operating income	8,334	124	—	8,458	6,352	232	—	6,584
Depreciation and amortization:
Continuing operations	$1,364	$—	$702	$2,066	$1,084	$116	$214	$1,414
Discontinued operations	20	—	—	20	60	—	—	60

Total depreciation and amortization	$1,384	$—	$702	$2,086	$1,144	$116	$214	$1,474

	Thirty Nine Weeks ended March 31, 2007				Thirty Nine Weeks ended April 1, 2006
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$132,662	$1,219	$—	$133,881	$116,937	$1,615	$—	$118,552
School operating income	18,301	580	—	18,881	15,242	665	—	15,907
Depreciation and amortization:
Continuing operations	$3,766	$193	$1,354	$5,313	$3,310	$347	$557	$4,214
Discontinued operations	42	—	—	42	185	—	—	185

Total depreciation and amortization	$3,808	$193	$1,354	$5,355	$3,495	$347	$557	$4,399

Goodwill	$47,499	—	—	$47,499	$36,639	—	—	$36,639
Segment assets
Continuing operations	$84,516	$—	$3,054	$87,570	$73,189	$2,746	$2,818	$78,753
Discontinued operations	834	—	—	834	2,047	—	—	2,047

Total assets	$85,350	$—	$3,054	$88,404	$75,236	$2,746	$2,818	$80,800

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	government regulations affecting student/teacher ratios;

•	the availability of a qualified labor pool and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	loss of government funding for child care assistance programs, food programs, and/or state supported universal preschool programs

•

the establishment of government mandated universal pre-K or similar programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

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

Compliance with new regulations beginning with the Company’s Annual Report on Form 10-K for the year ending June 28, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. Beginning in Fiscal 2009, the report may require a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Risk factors associated with these new requirements include:

•

The Company’s inability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	The inability of the Company’s independent auditors to complete the work required for them to issue an attestation report on management’s assessment for Fiscal 2009 in a timely manner;

•	The Company’s inability to ensure that no internal control deficiencies will emerge, or that any remediation efforts will be completed successfully;

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

Executive Overview

Nobel Learning Communities, Inc. is a national network of over 150 nonsectarian private schools, including preschools, elementary schools, and middle schools in 13 states across the nation. In aggregate, Nobel Learning Communities has the capacity to serve approximately 25,000 children. Nobel Learning Communities provides high-quality private education, with small class sizes, caring and skilled teachers, and attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before- and after-school programs, the Camp Zone® summer program, learning support programs, and specialty high schools. For more information on Nobel Learning Communities, please visit http://www.NobelLearning.com.

Net Income and Fully Diluted Income per Share for the thirteen weeks ended March 31, 2007

Net Income increased $743,000 to $2,495,000 for the thirteen weeks ended March 31, 2007 from $1,752,000 for the same period ended April 1, 2006. The Company’s diluted income per average common share was $0.23 for the thirteen weeks ended March 31, 2007 compared to $0.18 for the same period ended April 1, 2006. For the thirteen weeks ended March 31, 2007, gross profit increased $1,874,000 to $8,458,000 from $6,584,000 for the thirteen weeks ended April 1, 2006. This increase was primarily driven by increased revenues of $7,060,000 offset by increased cost of services of $5,186,000. A detailed analysis of these changes appears following the Results of Operation section.

In reviewing the Company’s results for the periods presented, the reader should consider that during the thirteen and thirty nine week periods presented below, special items such as accelerated depreciation, unamortized debt costs, gains from the sale of assets from continuing operations and from assets held for sale from discontinued operations, and recorded lease reserves, resulted from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. These charges and credits are unique to the Company as it has not experienced similar events with similar materiality in the past two years. The Company does not believe it is reasonably likely that these events and circumstances will occur with similar impact in the next two years.

The following tables show the impact of these special items (i.e., charges or credits) that are unusual in materiality or circumstance. The first table includes financial results presented in accordance with United States Generally Accepted Accounting Principles, the second table highlights the impact of these special items. This information is intended to supplement the Results of Operation section of the Management Discussion and Analysis by providing useful information regarding the Company’s results of operations for the periods presented:

	Thirteen Weeks		Thirty Nine Weeks
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues	$49,218	$42,158	$133,881	$118,552
Cost of services	40,760	35,574	115,000	102,645

Gross profit	8,458	6,584	18,881	15,907
General and administrative expense	4,599	3,224	12,515	10,421
Special item—charge for change in accounting estimate	341	—	341	—

Total general and administrative expense	4,940	3,224	12,856	10,421

Operating income	3,518	3,360	6,025	5,486

Interest Expense	185	382	753	1,156
Special item—loan origination fees charge	—	—	562	—

Total interest expense	185	382	1,315	1,156
Other Income	(21)	(98)	(241)	(224)
Special item—gain on sale of assets	—	—	(3,609)	—

Total other income	(21)	(98)	(3,850)	(224)

Income from continuing operations	3,354	3,076	8,560	4,554
Tax expense from continuing operations	1,308	1,200	3,338	1,775

Net Income from continuing operations	2,046	1,876	5,222	2,779

Income (loss) from discontinued operations, net of tax	(48)	(124)	(463)	(506)
Special item—gain on assets held for sale, net of tax	497	—	497	—
Special item—charge from closed school lease reserves, net of tax	—	—	(1,242)	—

Total Income (loss) from discontinued operations, net of tax	449	(124)	(1,208)	(506)

Net income	2,495	1,752	4,014	2,273
Preferred stock dividends	62	128	325	356

Net income available to common stockholders	$2,433	$1,624	$3,689	$1,917

Diluted income per share:
Income from continuing operations	$0.19	$0.19	$0.49	$0.28
Income (loss) from discontinued operations	0.04	(0.01)	(0.11)	(0.05)

Income per share	$0.23	$0.18	$0.38	$0.23

Weighted average fully diluted common shares outstanding	10,636	9,960	10,573	9,951

Pro-forma - Impact of Special Items:

	Thirteen Weeks		Thirty Nine Weeks
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Income from continuing operations	$3,354	$3,076	$8,560	$4,554
Special item—charge for change in accounting estimate	341	—	341	—
Special item—loan origination fees charge	—	—	562	—
Special item—gain on sale of assets	—	—	(3,609)	—

Income from continuing operations, net of special items	3,695	3,076	5,854	4,554
Tax expense from continuing operations, net of special items	1,441	1,200	2,283	1,776

Net Income from continuing operations, net of special items	$2,254	$1,876	$3,571	$2,778

Income (loss) from discontinued operations, net of tax	$449	$(124)	$(1,208)	$(506)
Special item—gain on sale of assets held for sale, net of tax	497	—	497	—
Special item—charge from closed school lease reserves, net of tax	—	—	(1,242)	—

Loss from discontinued operations, net of special items, net of tax	$(48)	$(124)	$(463)	$(506)

Net Income from continuing operations, net of special items	$2,254	$1,876	$3,571	$2,778
Loss from discontinued operations, net of special items, net of tax	(48)	(124)	(463)	(506)

Net income, net of special items	$2,206	$1,752	$3,108	$2,272

Diluted income per share, net of special items:
Income from continuing operations, net of special items	$0.21	$0.19	$0.34	$0.28
Income (loss) from discontinued operations, net of special items	—	(0.01)	(0.05)	(0.05)

Income per share, net of special items	$0.21	$0.18	$0.29	$0.23

Weighted average fully diluted common shares outstanding	10,636	9,960	10,573	9,951

Special item – charge for change in accounting estimate

During the third quarter of Fiscal 2007, the Company recorded a charge for accelerated depreciation of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. The Company is currently migrating to an outsourced payroll provider to better support its growth strategy.

Special item – loan origination fees charge

During the second quarter of Fiscal 2007, the Company recorded a charge of $562,000 to write off unamortized loan origination fees as the Company’s prior credit agreement was extinguished and replaced with a new borrowing facility.

Special item – gain on recovery of note receivable and sale of assets

During the second quarter of Fiscal 2007, the Company received a payment from Total Education Solutions, Inc. (“TES”) in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased the property that the Company had subleased to it from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company, and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations.

Special item – gain on sale of assets held for sale, net of tax

During the second quarter of Fiscal 2007, management initiated a plan to sell seven schools with demographic and cluster characteristics that are inconsistent with the Company’s long term strategy. During the third quarter of Fiscal 2007, the Company completed the sale of one of these schools and received net proceeds of approximately $1,920,000, resulting in an after tax gain of $497,000. An agreement between the Company and a third party has been signed for the sale of the remaining six schools, whereby the sales price identified is in excess of the net book value of each of the properties. This transaction is expected to be finalized during the fourth quarter of Fiscal 2007.

Special item – charge from closed schools lease reserve, net of tax

During the second quarter of fiscal 2007, the Company recorded net of tax charges of $1,242,000 in the Income from Discontinued Operations section of the Consolidated Statement of Income. This charge included an estimate for rent payments as well as estimated legal and broker fees to be incurred with respect to two closed schools for which a new tenant has not been identified, and one closed school for which the Company is obligated to subsidize rent and property taxes on behalf of a sub-tenant through May 2008. Although the Company has recorded similar lease reserves in the past, and will continue to evaluate lease reserves in the future, the facts and circumstances described above have resulted in charges considerably larger than those recorded in the recent past, and similar charges of this size are not anticipated in the future.

Results of Operations

At March 31, 2007, the Company operated 156 schools. Since July 1, 2006, the Company opened three new preschools and acquired six preschools. During the same period the Company closed three schools. School counts for the thirty nine weeks ended March 31, 2007 and April 1, 2006 are as follows:

	Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006
Number of schools at the beginning of period	150	149
Acquisitions	6	—
Openings	3	1
Closings	(3)	—

Number of schools at the end of the period	156	150

Schools included above and reported as discontinued operations, at the end period	6	10

The following table sets forth certain statement of operations data as a percent of revenue for the thirteen and thirty nine weeks ended March 31, 2007 and April 1, 2006 (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended		Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
	March 31, 2007	Percent of Revenues	April 1, 2006	Percent of Revenues
Revenues	$49,218	100.0%	$42,158	100.0%	$7,060	16.7%

Personnel costs	23,399	47.5	19,949	47.3	3,450	17.3
School operating costs	5,996	12.2	5,659	13.4	337	6.0
Rent and other	11,365	23.1	9,966	23.6	1,399	14.0

Cost of services	40,760	82.8	35,574	84.4	5,186	14.6

Gross profit	8,458	17.2	6,584	15.6	1,874	28.5
General and administrative expenses	4,940	10.0	3,224	7.6	1,716	53.2

Operating income	$3,518	7.1%	$3,360	8.0%	$158	4.7%

	Thirty Nine Weeks Ended		Thirty Nine Weeks Ended		Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
	March 31, 2007	Percent of Revenues	April 1, 2006	Percent of Revenues
Revenues	$133,881	100.0%	$118,552	100.0%	$15,329	12.9%

Personnel costs	64,319	48.0	55,510	46.8	8,809	15.9
School operating costs	18,236	13.6	17,294	14.6	942	5.4
Rent and other	32,445	24.2	29,841	25.2	2,604	8.7

Cost of services	115,000	85.9	102,645	86.6	12,355	12.0

Gross profit	18,881	14.1	15,907	13.4	2,974	18.7
General and administrative expenses	12,856	9.6	10,421	8.8	2,435	23.4

Operating income	$6,025	4.5%	$5,486	4.6%	$539	9.8%

Revenue

Revenue for the thirteen weeks ended March 31, 2007 increased $7,060,000 or 16.7% to $49,218,000 from $42,158,000 for the thirteen weeks ended April 1, 2006. Revenue for the thirty nine weeks ended March 31, 2007 increased $15,329,000 or 12.9% to $133,881,000 from $118,552,000 for the thirty nine weeks ended April 1, 2006. The revenue increase for the thirteen and thirty nine weeks ended March 31, 2007 as compared to the same period in the prior year is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	March 31, 2007	April 1, 2006
Comparable Schools	$43,750	$41,618	$2,132	5.1%
Schools opened or acquired	5,257	—	5,257	n.a.
Other, non-school	211	540	(329)	(60.9)

	$49,218	$42,158	$7,060	16.7%

	For the Thirty Nine Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	March 31, 2007	April 1, 2006
Comparable Schools	$121,667	$116,037	$5,630	4.9%
Schools opened or acquired	10,995	900	10,095	1,121.7
Other, non-school	1,219	1,615	(396)	(24.5)

	$133,881	$118,552	$15,329	12.9%

Revenue for comparable schools (those which operated the entire period) increased $2,132,000 and $5,630,000 or 5.1% and 4.9% during the thirteen and thirty nine weeks ended March 31, 2007 as compared to the same period in the prior year, respectively.

Revenue for schools opened or acquired after the third quarter of Fiscal 2006 was $5,257,000 higher during the thirteen week period ended March 31, 2007 as compared to the thirteen week period ended April 1, 2006. The thirteen week period ended March 31, 2007 included revenues from three new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006, and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007.

Revenue for schools opened or acquired after the end of Fiscal 2005 were $10,095,000 higher during the thirty nine week period ended March 31, 2007 as compared to the thirty nine week period ended April 1, 2006. The thirty nine week period ended March 31, 2007 included revenues from three new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006, and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007.

Other revenues, primarily related to a reduction in contracts and lease renewals in our charter school management business, decreased by $329,000 and $396,000 during the thirteen and thirty nine weeks ended March 31, 2007 as compared to the respective periods in the prior year.

Revenue trends

Comparable private pay schools net revenue increased $2,132,000 or 5.1% to $43,750,000 for the thirteen weeks ended March 31, 2007 from $41,618,000 for the thirteen weeks ended April 1, 2006.

Comparable private pay schools net revenue increased $5,630,000 or 4.9% to $121,667,000 for the thirty nine weeks ended March 31, 2007 from $116,037,000 for the thirty nine weeks ended April 1, 2006.

Revenue increases were due primarily to average tuition increases of approximately 3.5% to 4.0% along with an increase in average enrollments as compared to the same periods in the prior year.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are incurred in the early years of a school’s life which are leveraged as enrollments ramp up.

For the thirteen weeks ended March 31, 2007, personnel cost increased $3,450,000 to $23,399,000 from $19,949,000 for the thirteen weeks ended April 1, 2006. The 17.3% increase was primarily driven by wages and salaries of $2,484,000 from three new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. The remaining $966,000 increase was primarily driven by increases in total wages, payroll tax, and vacation pay for schools operated by the Company during the thirteen weeks ended March 31, 2007 compared to the same period ended April 1, 2006.

For the thirty nine weeks ended March 31, 2007, personnel cost increased $8,809,000 to $64,319,000 from $55,510,000 for the thirty nine weeks ended April 1, 2006. The 15.9% increase was primarily driven by wages and salaries of $4,948,000 from three new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. The remaining $3,861,000 increase was primarily driven by increases in total wages, payroll tax, and vacation pay for schools operated by the Company during the thirty nine weeks ended March 31, 2007 compared to the same period ended April 1, 2006.

Personnel costs increased to 47.5% of revenue for the thirteen weeks ended March 31, 2007 from 47.3% of revenue for the thirteen weeks ended April 1, 2006. Personnel costs increased to 48.0% of revenue for the thirty nine weeks ended March 31, 2007 from 46.8% of revenue for the thirty nine weeks ended April 1, 2006. This trend is the result of previously vacant school positions being filled and other positions that were added or upgraded at a faster pace than revenue has grown. This trend may continue in the near term as we continue to implement our strategy to add personnel in key positions and upgrade our school teams. While this trend may continue in the short term, we anticipate stronger revenue growth in the future that will ultimately result in leveraging our investment in school personnel and associated payroll expense.

School operating costs

School operating costs primarily include maintenance, janitorial, food, supplies, utilities, transportation, school level marketing spending and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools a base level of costs are incurred in the early years of a school’s life which are leveraged in later years as enrollments ramp up.

For the thirteen weeks ended March 31, 2007, school operating costs increased $337,000 to $5,996,000 from $5,659,000 for the thirteen weeks ended April 1, 2006. The 6.0% increase was primarily driven by operating costs of $549,000 from three new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. This increase was offset by a decrease in bad debt expense of $220,000. For the thirteen weeks ended March 31, 2007, school operating costs as a percent of revenue decreased to 12.2% from 13.4% as compared to the thirteen weeks ended April 1, 2006.

For the thirty nine weeks ended March 31, 2007, school operating costs increased $942,000 to $18,236,000 from $17,294,000 for the thirty nine weeks ended April 1, 2006. The 5.4% increase was primarily driven by operating costs of $1,167,000 from three new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. This increase was offset by a decrease in bad debt expense of $208,000. For the thirty nine weeks ended March 31, 2007, school operating costs as a percent of revenue decreased to 13.6% from 14.6% as compared to the thirty nine weeks ended April 1, 2006.

During the third quarter of Fiscal 2007, management continued to focus on improving school operations and cost controls. The Company’s school operating system provides greater visibility to school billing, collections, and expenditure activities. This operating system has contributed to the reduction in school operating costs as a percentage of revenues for the third quarter of Fiscal 2007 compared to the same period of Fiscal 2006 for comparable schools.

Rent and other

Rent and other costs primarily include property rent and property taxes, self insured claims including worker’s compensation and property damage, depreciation, regional marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives or a ramp up in school openings.

For the thirteen weeks ended March 31, 2007, rent and other costs increased $1,399,000 to $11,365,000 or 23.1% of revenue from $9,966,000 or 23.6% of revenue for the thirteen weeks ended April 1, 2006. The 14.0% increase was primarily driven by rent and other costs of $1,212,000 from three new preschools that were opened during Fiscal 2007, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. Additionally, occupancy costs for the remaining schools increased by $180,000 and corporate marketing costs increased $211,000. These increases were offset by a decrease in rents and depreciation of equipment of $206,000 related to a charter school that subleased a property through the Company. During Fiscal 2007 this property was transferred by the Company to the charter school.

For the thirty nine weeks ended March 31, 2007, rent and other costs increased $2,604,000 to $32,445,000 or 24.2% from $29,841,000 or 25.2% for the thirty nine weeks ended April 1, 2006. The 8.7% increase was primarily driven by rent and other costs of $2,159,000 from three new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007. Additionally, occupancy costs for the remaining schools increased by $574,000 and marketing costs increased $424,000. These increases were offset by decreases in property damage and workers’ compensation claims of $399,000 and a decrease in rents and depreciation of equipment of $249,000 related to a charter school that subleased a property through the Company. During Fiscal 2007, this property was transferred by the Company to the charter school.

The increase in occupancy costs in comparable schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases. Corporate marketing costs increased due to an increase in overall marketing spending as well as a shift in school based marketing spending that was previously classified as a school operating expense. Property damages decreased as there were no major hurricanes or other significant weather events in the first or second quarters of Fiscal 2007, unlike the experience during the first quarter of Fiscal 2006 when a number of the Company’s facilities sustained damage or interruptions from Hurricane Wilma.

Gross profit

Gross profit for the thirteen weeks ended March 31, 2007 increased $1,874,000 or 28.5% to $8,458,000 from $6,584,000 for the thirteen weeks ended April 1, 2006. Gross profit for the thirty nine weeks ended March 31, 2007 increased $2,974,000 or 18.7% to $18,881,000 from $15,907,000 for the thirty nine weeks ended April 1, 2006. The gross profit increase for the thirteen and thirty nine weeks ended March 31, 2007 as compared to the same period in the prior year is as follows (dollars in thousands):

	For the Thirteen Weeks Ended			Percent
	March 31, 2007	April 1, 2006	Increase (Decrease)	Increase (Decrease)
Comparable Schools	$7,321	$6,352	$969	15.3%
Schools opened or acquired	1,012	—	1,012	n.a.
Other, non-school	125	232	(107)	(46.1)

	$8,458	$6,584	$1,874	28.5%

	For the Thirty Nine Weeks Ended			Percent
	March 31, 2007	April 1, 2006	Increase (Decrease)	Increase (Decrease)
Comparable Schools	$16,350	$15,073	$1,277	8.5%
Schools opened or acquired	1,951	129	1,822	1,412.4
Other, non-school	580	705	(125)	(17.7)

	$18,881	$15,907	$2,974	18.7%

General and administrative expenses

General and administrative expenses for the thirteen weeks ended March 31, 2007 increased $1,716,000 to $4,940,000 from $3,224,000 for the thirteen weeks ended April 1, 2006. Corporate personnel costs increased approximately $1,073,000, due to higher performance based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the first quarter of Fiscal 2007), stock based compensation, deferred compensation expense and filling positions that had been vacant in the third quarter of Fiscal 2006, including the addition of a Senior Vice President of Corporate Development and the addition of personnel to manage newly acquired schools. Performance based incentive compensation was $670,000 for the thirteen weeks ended March 31, 2007, an increase of $636,000 over the same period ended April 1, 2006. Amortization expense increased $122,000. This increase reflects the amortization of intangible assets acquired from the acquisition of The Honor Roll and Discovery Isle schools, both completed subsequent to the third quarter of Fiscal 2006, which was partially offset by other intangible assets that were fully amortized subsequent to the third quarter of Fiscal 2006, but prior to the third quarter of Fiscal 2007. Corporate depreciation expense increased $487,000 as the Company invested in information technology enhancements during Fiscal 2006 and Fiscal 2007. These enhancements also included the roll-out of new information systems, which provide fully integrated general ledger and ERP capabilities. The increase in depreciation expense included a charge of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. The Company is currently migrating to an outsourced payroll provider to better support the Company’s growth strategy. For the thirteen weeks ended March 31, 2007, general and administrative expenses as a percent of revenue increased to 10.0% from 7.6% versus the thirteen weeks ended April 1, 2006.

General and administrative expenses for the thirty nine weeks ended March 31, 2007 increased $2,435,000 to $12,856,000 from $10,421,000 for the thirty nine weeks ended April 1, 2006. Corporate personnel costs increased approximately $1,790,000 due to higher performance based incentive compensation, stock based compensation, and deferred compensation expense and filling positions that had been vacant during Fiscal 2006, including the addition of a Senior Vice President of Corporate Development and the addition of personnel to manage newly acquired schools. Performance based incentive compensation was $1,144,000 for the thirty nine weeks ended March 31, 2007, an increase of $619,000 over the same period ended April 1, 2006. During the first quarter of Fiscal 2007, the Board of Directors of the Company approved the Compensation Committee’s recommended comprehensive executive compensation program, which added a deferred compensation plan and created specific targets for management’s performance based incentive compensation program. Increases in corporate personnel costs were partially offset by a decrease in consulting and contracting fees of approximately $180,000. Amortization expense increased $180,000. This increase reflects the amortization of intangible assets acquired from The Honor Roll and Discovery Isle schools, both completed subsequent to the third quarter of Fiscal 2006, which was partially offset by other intangible assets that were fully amortized subsequent to the third quarter of Fiscal 2006, but prior to the third quarter of Fiscal 2007. Corporate depreciation increased $977,000 as the Company invested in information technology enhancements during Fiscal 2006 and Fiscal 2007. These enhancements included the roll-out of new information systems, which provide fully integrated general ledger and ERP capabilities. The increase in depreciation expense also included a charge of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. The Company is currently migrating to an outsourced payroll provider to better support the Company’s growth strategy. For the thirty nine weeks ended March 31, 2007, general and administrative expenses as a percent of revenue increased to 9.6% from 8.8% versus the thirty nine weeks ended April 1, 2006.

Operating Income

As a result of the factors mentioned above, operating income increased $158,000 to $3,518,000 for the thirteen weeks ended March 31, 2007 from $3,360,000 for the thirteen weeks ended April 1, 2006. Operating income increased $539,000 to $6,025,000 for the thirty nine weeks ended March 31, 2007 from $5,486,000 for the thirty nine weeks ended April 1, 2006.

Interest expense

Interest expense decreased $197,000 to $185,000 for the thirteen weeks ended March 31, 2007 from $382,000 for the thirteen weeks ended April 1, 2006 due to an overall reduction in debt outstanding for the period.

Interest expense increased $159,000 to $1,315,000 for the thirty nine weeks ended March 31, 2007 from $1,156,000 for the thirty nine weeks ended April 1, 2006. This increase was primarily the result of the recognition of $562,000 of unamortized loan origination fees when the Company’s prior credit agreement was extinguished and replaced with a new $50,000,000 revolving credit facility during the second quarter of Fiscal 2007. This was offset by a reduction of interest expense due to overall lower debt balances outstanding for the period.

Other Income from Operations

Other income from operations for the thirteen weeks ended March 31, 2007 decreased $77,000 to $21,000 from $98,000 for the thirteen weeks ended April 1, 2006. Other income from operations for the thirty nine weeks ended March 31, 2007 increased $3,626,000 to $3,850,000 from $224,000 for the thirty nine weeks ended April 1, 2006.

During the second quarter of Fiscal 2007, the Company received a payment from Total Education Solutions, Inc. (“TES”) in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations in the second quarter of Fiscal 2007.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased the property that the Company had subleased to it from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company, and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations in the second quarter of Fiscal 2007. As of February 2007 the Company is no longer receiving management fees from FTCHS.

Income tax expense from continuing operations

Income tax expense for the thirteen weeks ended March 31, 2007 was $1,308,000 as compared to $1,200,000 for the thirteen weeks ended April 1, 2006. Income tax expense for the thirty nine weeks ended March 31, 2007 was $3,338,000 as compared to $1,775,000 for the thirty nine weeks ended April 1, 2006. The Company’s effective tax rate was 39.0% for the thirteen and thirty nine weeks ended March 31, 2007 and April 1, 2006.

Discontinued operations

Discontinued operations included fifteen schools, eight of which the Company no longer operates, six of which the Company continues to operate, and one of which the Company operated for a portion of the period ended March 31, 2007. These seven schools were reclassified into assets held for sale during the second quarter of Fiscal 2007. The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues	$1,138	$1,776	$3,580	$5,183
Cost of services	(931)	(1,507)	(3,162)	(4,416)
Closed School Lease Reserves	20	—	(2,019)	—
Gain from sale of school	813	—	813	—
Rent and other	(304)	(473)	(1,192)	(1,596)

Income (loss)Loss from discontinued operations before income tax benefit	736	(204)	(1,980)	(829)
Income tax benefit (expense)	(287)	80	772	323

Income (loss) from discontinued operations	$449	$(124)	$(1,208)	$(506)

Management periodically analyzes the profitability of existing schools and the real estate portfolio to identify schools that are underperforming or do not fit the Company’s business model demographic and cluster strategies. The Company will then develop plans either to improve these schools or remove them from its portfolio. During the second quarter of Fiscal 2007, management initiated a plan to sell seven schools with demographic and cluster characteristics that are inconsistent with the Company’s long term strategy. During the third quarter of Fiscal 2007, the Company completed the sale of one of these schools and received net proceeds of approximately $1,920,000, resulting in a before tax gain of $813,000. Also during the third quarter, an agreement between the Company and a third party has been signed for the sale of the remaining six schools. Although the transaction is currently in the due diligence process, the sale price identified is in excess of the combined net book value of the properties. We believe this transaction will be finalized during the fourth quarter of Fiscal 2007. As of March 31, 2007, the net book value of assets held for sale of $834,000 consists entirely of property and equipment. The remaining six properties had a net loss before taxes of $16,000 for the thirteen weeks ended March 31, 2007 and a net loss of $3,000 for the thirteen weeks ended April 1, 2006. The six properties had a net loss before taxes of $176,000 for the thirty nine weeks ended March 31, 2007 and net income of $90,000 for the thirty nine weeks ended April 1, 2006.

Net Income

As a result of the above factors, the Company’s net income was $2,495,000 for the thirteen weeks ended March 31, 2007 as compared to $1,752,000 for the thirteen weeks ended April 1, 2006. For the thirty nine weeks ended March 31, 2007, the Company’s net income was $4,014,000 as compared to net income of $2,273,000 for the thirty nine weeks ended April 1, 2006.

Liquidity and Capital Resources

Revolving Credit Agreement

At the beginning of Fiscal 2007, the Company had a Credit Agreement with Harris Trust in the amount of $25,000,000 which provided for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on February 20, 2009. On October 30, 2006, the Company retired the loan facility under its Prior Credit Agreement. At the time of retirement, the outstanding Term Loan in the amount of $12,500,000 was paid and the Company recognized in interest expense $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement.

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (“2006 Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Agreement replaced and extinguished all outstanding balances under the Prior Credit Agreement. Under terms of the 2006 Agreement, proceeds may be used to fund permitted acquisitions, additional capital expenditures, and for ongoing business operations. The borrowing rates on the 2006 Agreement are based on a leverage based matrix associated with Libor based borrowings which are lower by up to 75 basis points, and bank base rate borrowings which are lower by up to 50 basis points as compared to the Prior Credit Agreement. The 2006 Agreement has a five year term that ends on October 30, 2011. As of March 31, 2007, the balance on the outstanding borrowing on the 2006 Agreement was $5,950,000.

The 2006 Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. The Company’s loan covenants under its 2006 Agreement limit the amount of senior debt borrowings. At March 31, 2007, the Company was in compliance with all required covenants under the 2006 Agreement.

At March 31, 2007 and May 1, 2007, the amounts outstanding on the 2006 Agreement were $5,950,000 and $1,928,000, respectively. There was $1,737,000 outstanding for letters of credit at March 31, 2007 and at May 1, 2007. The total unused of amount available under the 2006 Agreement, after allowance for the letters of credit, was $42,313,000 at March 31, 2007 and was $46,338,000 at May 1, 2007.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its 2006 Agreement. Principal uses of liquidity are debt service and capital expenditures related to the maintenance of its existing schools or the addition of new schools. In addition, the Company uses third parties and site developers to build new schools and lease them to the Company. The Company evaluates opportunities from time to time to sell properties or operations to third parties.

Total cash and cash equivalents decreased by $8,239,000 to $1,598,000 at March 31, 2007 from $9,837,000 at July 1, 2006. Cash provided by operations increased cash flow by $11,014,000. Cash used in investing activities totaled $11,823,000 and included $12,016,000 related to the purchase of Discovery Isle, and an additional $6,253,000 used to purchase fixed assets. These uses of cash were offset by proceeds of $1,908,000 related to the sale of a school, $1,028,000 from a sale of certain assets related to the charter school management business, and $3,510,000 from the collection of notes receivable from Total Education Solutions, Inc. Cash used in financing activities was $7,430,000, primarily consisting of payments of long term debt totaling $7,228,000.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and other contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations as of March 31, 2007 are as follows (dollars in thousands):

	Total	Thirteen Weeks Ended June 30, 2007	For Fiscal Year
			2008	2009	2010	2011	Thereafter
Long term debt obligations (1)	$8,214	$126	$503	$503	$503	$503	$6,076
Letters of credit	1,737	1,737	—	—	—	—	—
Operating leases	232,559	8,071	32,231	30,049	28,185	25,418	108,605
Non-competes and consulting contracts	375	75	300	—	—	—	—

Total	$242,885	$10,009	$33,034	$30,552	$28,688	$25,921	$114,681

(1)	The long-term debt consists of $5.95 million (principal value), which bears interest at the bank Base Rate or Eurodollar based rate plus a defined debt to EBITDA dependent rate. Amounts above include applicable rates as of March 31, 2007.

The operating lease commitments reflected above do not reflect sublease amounts due to the Company of $10,573,000. The Company’s liability with respect to closed school lease commitments could change if sublessors default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

At the beginning of Fiscal 2007, the Company had lease obligations for seven closed schools, six of which were subleased, one of which was vacant. The lease reserve for these closed schools schools at July 1, 2006 was $1,764,000.

During the thirty nine weeks ended March 31, 2007, the Company utilized $954,000 of the reserve for closed school lease payments.

During the first thirty nine weeks of Fiscal 2007, one property that had been previously occupied under a sublease was vacated. During the third quarter of Fiscal 2007, the Company entered into an agreement to sublease this property. Under the terms of the agreement, the Company is obligated to pay rent and property tax on behalf of the subtenant through May 31, 2008. Based upon the terms of this agreement, the Company increased the reserve related to this closed school by $1,304,000. The reserve amount also includes estimated legal and broker fees that have been incurred to consummate this transaction. The Company believes the current reserve is sufficient for the Company’s remaining obligations which are not covered by the sublease.

Another property that had previously been occupied under a sublease was vacated. Since this lease will expire in less than two years, it is unlikely it will be subleased during that period. Accordingly, a charge of $120,000 has been recorded to reflect the Company’s remaining lease obligation for this property.

Another school was closed during the thirty nine week period and remains vacant. Accordingly, a charge of $595,000 has been recorded to reflect an estimate of time that management believes will be required to find a new tenant, subsequent estimated sublease income, and anticipated broker commissions.

As of March 31, 2007, the total lease reserve for these closed schools was $2,829,000. As of March 31, 2007, the Company had continuing lease obligations for eight closed schools, six of which were subleased, and two of which were vacant.

Capital Expenditures

Capital expenditures for new school development include school equipment, furniture and fixtures and curricula purchased by the Company for the operations of the schools. Funding of capital expenditures for these schools is expected to be provided by cash from operations or funds available under the Company’s 2006 Agreement. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility.

During the first thirty nine weeks of Fiscal 2007, the Company placed two new schools in operation that were opened in the first and third quarters of 2007 and were financed by a developer and leased by the Company. During the first quarter of Fiscal 2007, the Company also executed a management contract to take over operations of an existing school. Increased capital expenditures are in support of the Company’s growth strategy.

The Company’s current senior bank credit facility has defined annual limitations on the amount of capital expenditures. Capital expenditures for the thirteen and thirty nine weeks ended March 31, 2007 and April 1, 2006, respectively, are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Fixed assets from acquisition of Discovery Isle	$22	$—	$165	$—
New school development	102	23	498	162
Renovations and equipment purchases	891	844	5,015	1,747
Corporate and information systems	121	77	740	1,147

Total capital expenditures	$1,136	$944	$6,418	$3,056

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

Revenue Recognition

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees, and other income, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps, and field trips. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

The Company provides its services to the parents and guardians of the children attending its schools. The Company grants credit for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and as a result, the Company is not dependent on economic conditions in one demographic area or market.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $0 and $180,000 at March 31, 2007 and July 1, 2006, respectively. Further, the Company has cash flow exposure on its 2006 Agreement. The 2006 Agreement and the Prior Agreement were subject to variable Libor and prime base rate pricing. Accordingly, a

1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $21,000 and $22,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since July 1, 2006.

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement between the Company and George Bernstein, dated as of April 12, 2007
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.2	Severance Agreement between the Company and George Bernstein, dated as of April 12, 2007 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.3	Severance Agreement between the Company and Thomas Frank, dated as of April 12, 2007 (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.4	Severance Agreement between the Company and Patricia B. Miller, dated as of April 12, 2007 (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.5	Severance Agreement between the Company and Jeanne Marie Welsko, dated as of April 12, 2007 (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.6	Severance Agreement between the Company and Osborne F. Abbey, dated as of April 12, 2007 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.7	Severance Agreement between the Company and G. Lee Bohs, dated as of April 12, 2007 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.8	Executive Nonqualified Excess Plan of the Registrant (Plan Document) (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

10.9	Executive Nonqualified Excess Plan of the Registrant (Adoption Agreement) (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated May 11, 2007	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)