Form 10-K
period 2007-06-30
NOBEL LEARNING COMMUNITIES INC
filed 2007-09-13
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $67,325,000 (based upon the closing sale price of these shares on such date as reported by the Nasdaq Global Market). Calculation of the number of shares held by non-affiliates is based on the assumption that the affiliates of the Company include the directors, executive officers and stockholders who have filed a Schedule 13D or 13G with the Company which reflects ownership of at least 5% of the outstanding common stock or have the right to designate a member of the Board of Directors and no other persons. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at September 4, 2007, was 10,366,810.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2007 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended June 30, 2007 are incorporated by reference in Part III.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under “Management’s Discussion and Analysis” and Item 1A “Risk Factors.” In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

ii

PART I

ITEM 1.	BUSINESS.

General

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company” or “Nobel Learning Communities”) is a national network of over 150 nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 13 states and the District of Columbia serving approximately 25,000 students. Nobel Learning Communities provides high-quality private education, with small schools and class sizes, qualified teachers and attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before- and after-school programs, the Camp Zone® summer program, learning support programs and technology camps. These schools operate under various brand names and are located in California, the District of Columbia, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington. As of September 4, 2007, we operated 158 schools.

We have registered various service marks in the United States Patent and Trademark Office, including, but not limited to Chesterbrook Academy® , Merryhill Country School® , Discovery Isle, The Honor Roll School®, Camp Zone®, Paladin Academy® , Rocking Horse Child Care Centers® and Houston Learning Academy™. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Our corporate office is located at 1615 West Chester Pike, Suite 200, West Chester, PA 19382-6223. Our telephone number is (484) 947-2000. Nobel Learning Communities Inc., a Delaware corporation, was formed on March 30, 1983.

Educational Philosophy and Implementation

Our educational philosophy is based on a foundation of sound research and innovative instructional strategies, along with quality practices and curricula developed by experienced educators. Our programs stress the development of the whole child and are based on concepts of multi-sensory, integrated and age-appropriate learning. Our curricula are not only designed to allow each child to develop according to his or her own abilities and timetable, but also seek to prepare every student for achievement in accordance with national content standards and goals. Our schools monitor student progress against curriculum objectives, as well as the development of cognitive, social, emotional and physical skills. The result is the opportunity for each of our students to develop a strong foundation in academic learning, positive self-esteem and emotional and physical well-being.

We have created developmental goals and curriculum guidelines for each age level, grade level and content area to assist principals and teachers in planning their daily and weekly programs. We maintain that small schools, small classes, clearly articulated curricular guidelines and excellent educational materials, delivered by qualified, innovative and enthusiastic teachers comprise the basic ingredients of a quality education. Our philosophy is based on personalized instruction that leads to a student’s active involvement in learning and understanding. The programs for our schools are skills-based and delivered through a developmentally appropriate, comprehensive curriculum in each developmental program or grade level. We implement each curriculum in ways that stimulate a learner’s curiosity, support a student’s individual learning style and employ processes that contribute to lifelong achievement. Academic areas addressed include reading, writing, spelling, mathematics, science, social studies, visual and graphic arts, music, physical education/wellness and world language (Spanish). Additionally, non-cognitive skills or executive skills, such as perseverance, self-confidence, self-discipline, communication, social responsibility, teamwork and conflict resolution skills are continuously reinforced through curriculum infusion and meta-cognitive dialogue. The critical areas of technology literacy and study skills are integrated into the programs, as appropriate, in most content areas through the use of classroom-based technologies, media centers and computer labs.

Athletic Activities and Supplemental Programs

Our schools offer athletic activities and supplemental programs, which include day field trips coordinated with curriculum to zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as national parks and historical locations, and select summer trips to European destinations. Schools arrange classroom presentations by parents, community leaders and other volunteers to supplement instruction. We also organize programs that allow students to present to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools may provide extra-curricular experiences (some fee-based) tailored to particular families’ interests. These activities include but are not limited to dance, gymnastics, instrumental music lessons and computer based technology programs. Additionally, students expand their horizons through participation in science fairs, drama clubs and local and regional academic competitions. This past academic year (2006/2007), we instituted a shared, distance learning project on global warming that engaged fourth graders in four of our elementary schools located in the states of Washington, Texas, Illinois and Virginia.

Teachers

We recognize that maintaining the quality of our teachers’ capabilities and professionalism is essential to sustaining our students’ high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers and external consultants. Our educators serve on Company task forces and committees that review and revise curricular guidelines, programs, support materials and current teaching methods.

Training

School-based leadership teams (Principals and Assistant Principals) also actively engage in professional development and self-improvement. Staff training is provided by our education department and other experts within the education industry. Through participation in our annual National Principals’ Conference, seasoned administrators as well as new recruits are kept abreast of up-to-date research, changing trends and sound pedagogical practices.

Accreditation

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

North Central Association of Colleges and Schools

Northwest Association of Accredited Schools

Western Association of Schools and Colleges

Southern Association of Colleges and Schools

School Operations

Standards

In order to seek to maintain appropriate standards, our schools share consistent educational goals and operating procedures. While we have a national curriculum, principals may tailor curricula, within the standards of Nobel Learning Communities, to meet local and state requirements. Members of our management team visit schools and centers on a regular basis to review program, facility and staff quality. Hiring and retaining quality personnel at our schools and in operational management positions is a critical success factor in driving success in both operational and financial performance.

Our school Principals and Assistant Principals are responsible for all facets of school operations including curriculum implementation, ensuring student achievement and success, personnel and financial management, community outreach, student discipline and implementing local sales and marketing strategies. The Principals and Assistant Principals are supported by our regional educational and human resources teams and our centralized marketing, real estate and finance organizations.

We operate and review our performance based on both geographic cluster and individual school based performance. Our operations have annual budgets and financial and operating information is collected daily. Certain measures of school and cluster performance are reviewed weekly and others monthly or quarterly to budget depending on the significance to meeting operational and financial objectives. For example, net revenue, tuition revenue, certain operating costs and student census information are monitored weekly in relation to our objectives.

Executive Directors

Executive Directors oversee the Principals and schools and report to either a Division Vice President or a Regional Manager. Executive Directors are responsible for ensuring the qualifications of Principals and Assistant Principals, as well as training and development. School Principals and Executive Directors work closely with regional and corporate management, particularly in the regular assessment of program quality and school performance.

We hire qualified candidates and attempt to promote from within when possible. Candidate credentials are reviewed through employment references, criminal background checks and appropriate education verification in order to establish an understanding of the candidates’ skills, professionalism and character. After hiring, it is our policy that employees receive regular performance feedback including a formal annual performance evaluation. All of our Principals and Executive Directors are eligible for incentive compensation based on the performance of their schools.

Private Pay Schools

General Education Schools. Our preschool and elementary/middle school strategy is based on clustering of preschools around an elementary school in order to provide a continuum of education and consistent curriculum for children from infancy through 8th grade. Clusters of schools are placed in geographic markets where the economy and population meet our demographic profile. In several markets, students from our preschools can easily matriculate into our elementary/middle school programs. In addition, we can potentially convert students from our other specialty programs to our general education programs.

We also operate schools that are not part of a complete geographic cluster. The majority of these schools were built or purchased prior to the implementation of our cluster strategy or may be the initial school in a new market. In some cases, these schools may become part of a cluster if we determine the demographic profile in the market provides a growth opportunity.

We seek to distinguish our schools from our competition with our qualitative and quantitative program outcomes. Our schools generally span a broader range of ages and grades than many of our competitors. At each age and grade level, we support a child’s development with appropriate curriculum-based programs. During the fiscal year ended June 30, 2007, we finished the roll out of a new national preschool curriculum for children between six months and five years of age. This new curriculum, called Links to Learning, not only integrates skills and lessons among its subject matters, but also strongly connects parents to what their children are learning in the classroom. We foster an individualized approach to learning through small schools and small classes and by using multi-sensory, integrated curricula that blend each of the core subjects (e.g. , reading, language arts, mathematics, science and social studies) with special areas of study such as art, music, technology, physical education/wellness and world language (Spanish). Further, in certain locations, we provide programs and schools for the learning challenged as well as special purpose high schools. We believe that empirical data as well as quantitative results support the quality of our programs. Standardized test results have consistently shown that our students perform at or above national grade performance norms in reading and mathematics.

Many of our preschools and elementary schools allow for early drop-off and late pick-up to accommodate parent schedules. In most preschool locations, programs are available for children starting at six weeks of age. We believe that parents can feel comfortable leaving their children at one of our schools knowing the children will receive both a quality education and engage in well-supervised developmental, recreational and enrichment activities.

Most of our preschools and elementary schools complement their educational programs with enrichment programs, arts programs, before- and after-school programs and summer programs or camps. In addition to those revenue generating programs, our schools seek to improve margins by providing ancillary services and products, such as portrait photos, books and uniform sales.

During Fiscal 2007, the Company was awarded a contract to operate the Esther Peterson Child Development Center at the Department of Labor in Washington, D.C. This school is the Company’s first corporate market model school serving a defined customer base, usually with a common employer, and many times with some revenue or expense subsidy. The second type of this model is our school at the University of Illinois Research Park, which has some portion of the land cost and enrollment slots supported by outside organizations. This school opened August 13, 2007. This differs from the rest of our schools, which serve the general public and do not have a company or organization support and some financial aspect of the school. This delivery model represents a new market opportunity for the Company.

During Fiscal 2006 and Fiscal 2007 the Company entered into franchise agreements with CTWorkshop Licensing USA, Inc. to have the exclusive rights to offer Children’s Technology Workshop products in several of the geographic markets in which the Company operates private schools. The Children’s Technology Workshop operates a children’s education and recreation business specializing in the delivery of interactive, applied technology programs and workshops that operate pursuant to a distinctive proprietary system and proprietary trademarks. The Company currently intends to offer summer camp, after school enrichment and other Children’s Technology Workshop programs through a growing number of its schools. The Company currently operates these programs in parts of California, Virginia, Pennsylvania, North Carolina, Nevada and Illinois. These programs are also offered through other unrelated CTWorkshop franchisees in part of Washington and Texas.

Paladin Academy®. Our Paladin Academy® school and programs serve the needs of children with mild to moderate learning challenges from kindergarten through 8th grade. Our mission is to improve the learning process and achievement levels of children with dyslexia, attention deficit disorder, dysgraphia and other mild learning difficulties through stand-alone schools and school-based programs. We offer developmental testing, full-day clinics and summer programs. The primary goals of our Paladin Academy® program is to enable students to mainstream back into the general school population.

As of September 7, 2007, we operated one stand-alone Paladin Academy® school and seven school-based programs or clinics integrated within our elementary schools. Paladin Academy® schools and/or programs are now located in Florida, North Carolina, Pennsylvania and Virginia.

Houston Learning Academy™. Under the name Houston Learning Academy™ (“HLA”), we operate five special purpose high schools in the Houston metropolitan marketplace. HLA schools, which are fully accredited by the Southern Association of Colleges and Schools, offer a half-day high school program, as well as evening and summer school programs. HLA also provides tutors and special education classes to residential hospitals. HLA schools and programs feature individualized attention, primarily for those students who are at risk of not completing their high school requirements in a more traditional setting and/or are attracted to the schools’ program and flexible hours of service.

Marketing

We generate new enrollments primarily from word-of-mouth recommendations from parents, direct mail campaigns, internet advertising, yellow page listings, print advertisements and public relations programs. We market to our own database of inquirers with ongoing direct mail and email communications. We also have developed a sophisticated search engine marketing program to develop new customer leads that support each individual market and can be customized to the products and programs in each individual school by market.

Marketing efforts are directed by a central marketing team working with school operations’ management and the education team to develop consistent brand positioning and communication strategies, with the goal of continuously improving customer acquisition and retention. Our marketing team conducts enrollment marketing campaigns throughout the year in each of our geographic areas and centrally supports our school clusters and individual schools. These major campaigns are supplemented by community-based activities conducted by our local Executive Directors and principals.

Our annual marketing calendar is synchronized to the typical customer demand cycle for enrollment. We direct marketing resources towards our preschool enrollments during spring and summer and towards our elementary/middle schools during fall and winter. To a lesser degree, there is enrollment activity in the other seasonal periods for all schools.

During Fiscal 2007, the Company implemented a number of marketing communication tools to strengthen our communications with existing customers and increase customer retention and length of stay. These tools include, but are not limited to, e-mail based newsletters, enhanced school specific websites and updated in-school and in-classroom communication materials.

Corporate Development – Strategy and Implementation

Our growth strategy in the private education market includes internal growth of our enrollment at existing schools, expansion of current facilities, new school development in both existing and new markets and strategic acquisitions.

Our recent emphasis has been on increasing occupancy and ancillary program revenue in our existing schools and leveraging the investment in those assets. Management has implemented new training programs designed to strengthen Principals’ and Executive Directors’ sales and customer service skills. In addition, to broaden the potential career path opportunities for employees we have provided employees the ability to move between locations as appropriate opportunities arise. The similar business and education model our schools operate under permits the Company to execute on this career path strategy.

While a significant portion of our efforts have focused on improving the performance of existing schools, during Fiscal 2007, the Company increased its effort to identify opportunities to develop and open new schools and to acquire schools in support of our demographically profiled geographic market cluster strategy, in both existing and new markets.

While we do not currently anticipate exiting any of our geographic markets, we regularly analyze the profitability of our existing school and real estate portfolio to identify schools that are underperforming and/or do not fit our business model or demographic based geographic cluster strategies. We then develop plans either to improve these schools or remove them from our portfolio. This represents an important activity in reallocating capital to the balance of our schools in order to ensure the continued improvement of our program offerings and overall company performance.

New School Development

During the first quarter of Fiscal 2008, the Company opened three additional preschools and has two preschools and one elementary school expansion under construction.

For new school development we typically engage a developer or contractor to build a facility to our specifications. We also look to occupy existing buildings that are appropriate for our schools and that are located in growth areas that meet our demographic requirements.

Our new school development strategy builds upon our practice of clustering of preschools around an elementary school in order to provide a continuum of education and consistent curriculum for children from infancy through 8th grade. Clusters of schools are placed in geographic markets where the economy and population meet our demographic profile. In several markets, students from our preschools can easily matriculate into our elementary/middle school programs. In addition, we can potentially convert students from our other specialty programs to our general education programs.

During Fiscal 2007, the Company sold seven schools in North Carolina as part of its strategy to focus on private pay markets. These schools were in smaller markets and had a material level of socio-economic based publicly funded revenue.

Acquisitions

We expect to use strategic acquisitions to expand our business. Key acquisition criteria include reputation, location in markets meeting our target demographics, growth prospects, quality of personnel and the ability to integrate into existing market clusters or become the foundation for new market clusters. We expect to focus any near-term acquisitions on schools that fit our demographic and cluster strategy and which serve the preschool and/or elementary school market either directly serving the consumer or supporting a corporation or other entity in providing preschool and other related services to their employees. The Company seeks to identify acquisition opportunities at appropriate prices.

At the end of Fiscal 2006, the Company acquired The Honor Roll School®, a Preschool and Pre K-eighth grade school located in Sugar Land Texas. During Fiscal 2007, the Company acquired Discovery Isle, a chain of six curriculum-based preschools in San Diego, California. These acquisitions added seven preschools and one Pre K-eighth grade school to the Company’s portfolio.

These were the first acquisitions for the Company in over three years. These acquisitions show two different approaches to implementing the Company’s strategy. The Honor Roll School® acquisition allowed the Company to enter a new geographic market by purchasing an already successful K-8 program. This acquisition provides the Company the opportunity to expand The Honor Roll School® brand by developing new preschools in the Houston market to develop a robust feeder system to the K-8 school. The Company also entered a new geographic market with the acquisition of the six Discovery Isle preschools in San Diego, California. In this case, the acquisition provides the Company the opportunity to expand the Discovery Isle preschool brand through the development or acquisition of additional preschools and also add elementary and/or middle school(s) that could utilize the Discovery Isle preschools as a feeder system for elementary school students.

During the first quarter of Fiscal 2008, the Company acquired the assets of four Learning Ladder preschools, three of which will be rebranded under the Chesterbrook Academy brand. The remaining school was closed during the first quarter of 2008. These schools expand our existing market coverage in a geographic market in which the Company currently operates, Lancaster, Pennsylvania.

Seasonality

Our elementary/middle schools historically have lower operating revenues in the summer due to the end of the traditional academic year and seasonally lower enrollment and related fees in summer programs. Summer revenues of preschools are, to a lesser degree, subject to the same seasonality.

Management seeks to reduce the seasonal fluctuations of the Company’s revenue stream by adding to the school a mix of products and services in the lower revenue seasons.

Industry and Competition

Education reform movements in the United States are providing new alternatives to the public schools. These reforms include charter schools, private management of public schools, home schooling, private schools, virtual schools and voucher programs. Our strategy is to provide parents a quality alternative to public schools through our privately owned and operated schools, utilizing proven curriculum in a safe and challenging environment. While our schools do not currently reside in any school voucher markets, we believe voucher programs may be a positive development for our schools, should we choose to accept them. We consider each of these alternatives to be competition for our schools and the expansion or contraction of funding and/or public support of these alternatives may impact the demand for our product, available real estate and our ability to increase or maintain our operating margins.

Furthermore, we compete with other for-profit private schools, charter schools, non-profit schools, sectarian schools and home schooling. We also face competition with respect to preschool services and before- and after-school programs from public schools, government-based providers and religiously affiliated, community-based or other non-profit programs that may offer such services at little or no cost to parents. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies. We believe the only large for-profit competitors that integrate preschool, elementary education and school age programs and that currently compete beyond a regional level are Knowledge Learning Corp., a privately held company, Bright Horizons Family Solutions, Inc. (BFAM), ABC Learning (ABS.AX) and Mini-Skools, a privately held company. We also face competition in each of our demographic markets from local operators of individually owned private schools. Finally, public school systems may become stronger competitors at the preschool level if additional states pass or expand universal pre-K legislation that provides public funds for preschool for three and four year olds and do not allow for-profit preschool operators to participate in these programs, or fund payments to for-profit operators at lower than market prices or costs.

While price is an important factor in competing in both the preschool and elementary school markets, we believe that other competitive factors also are important, including professionally developed educational programs, qualified and trained school administrators, well-equipped facilities, trained teachers and a broad range of ancillary services, including before- and after- school programs, transportation and infant care. Some of these services are not offered by some of our competitors. We conduct annual tuition rate surveys and believe we are competitively priced in each of our markets.

Regulation

Our schools are subject to national, state and local regulations and licensing requirements. We have policies and procedures in place to assist in complying with such regulations and requirements. These regulations and the administrative bodies in charge of these regulations vary from jurisdiction to jurisdiction and may apply differently within the same jurisdiction to a preschool, elementary or middle school. The regulatory and licensing requirements tend to be more stringent with respect to preschools, as government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, children’s dietary program, daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the schools and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of schools. Repeated failures of a school to comply with applicable regulations can subject the school to sanctions, which might include probation or, in more serious cases, suspension or revocation of the school’s license to operate and could also lead to investigations of our other schools located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction and potentially affecting our other locations. We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine a particular school to be in violation of applicable regulations and take action against that school and possibly other schools in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have a material adverse effect on our operations. States in which we operate routinely review the adequacy of regulatory and licensing requirements and implement changes, which may significantly increase our costs to operate in those states.

Environmental Compliance

We are not aware of any existing environmental conditions that currently or in the future could reasonably be expected to have a material adverse effect on our financial position, operating results or cash flows and we have not incurred material expenditures to address environmental conditions at any school. Although we have periodically conducted limited environmental investigations and remedial activities at some of our schools, we have not undertaken an in-depth environmental review of all of our schools and accordingly, there may be material environmental liabilities of which we are unaware. In addition, no assurances can be given that future laws or regulations will not impose any material environmental liability.

Insurance

We currently maintain comprehensive general liability, workers’ compensation, automobile liability, property, excess umbrella liability, terrorism, student accident insurance and directors’ and officers’ liability insurance. The policies provide a variety of coverages and limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. Although we believe we have adequate insurance coverage at this time, claims in excess of, or not included within, our coverage may be asserted. In addition, there can be no assurance that in future years we will not become subject to lower limits or substantial increase in insurance premiums.

Employees

As of September 4, 2007, we employed approximately 4,400 persons. None of the Company’s employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

During Fiscal 2007, the child care industry in general saw an increase in organized labor contacts with child care workers and preschool teachers, especially in states such as Washington and California. While there have been no specific attempts to organize our teachers or employees, there is no assurance that in future years we or the industry will not be subject to some form of labor organization attempt.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

A free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports may be obtained (as soon as reasonably practicable after we file or furnish such reports with the SEC) on our website at http://www.nobellearning.com. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this report. This website is and is only intended to be an inactive textual reference.

ITEM 1A.	RISK FACTORS.

Each of the following risks, individually or in a group, could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flows.

The Company’s Ability to Hire and Retain Qualified Executive Directors, Principals, Teachers and Teachers’ Aides

The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets. Difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to obtain additional, and retain existing enrollment at its preschools and elementary schools. In addition, while the Company wage ranges are generally materially above minimum wage, recent federal and state changes to the minimum wage may reduce the qualified applicant pool or increase our wage costs.

The Company’s Ability to Retain Key Individuals in Acquired Schools and/or Successfully Identify, Acquire, Grow and Integrate Acquired Schools’ Operations

Acquisitions are an ongoing part of the Company’s growth strategy. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional need for capital investment, undisclosed liabilities not covered by insurance or indemnification provisions in the acquisition agreement, diversion of management’s attention in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future or the ability to identify satisfactory acquisition targets and successfully complete any acquisition.

Competitive Conditions in the Pre-school and Elementary School Education and Services Industry

The Company competes for individual enrollment in a highly fragmented market. For enrollment, the Company competes with residential based child care (operated out of the caregiver’s home) and center-based child care which may include work-site child care centers, full and part-time child care centers and preschools, private and public elementary schools, and church-affiliated and other not-for-profit providers. In addition, substitutes for organized preschool, child care, and educational services, such as relatives and others caring for a child or home schooling, can represent lower cost alternatives to the Company’s services. Management believes the Company’s ability to compete successfully depends on a number of factors, including qualifications of principals and teachers, quality of care, site convenience and cost. The Company often is at a price disadvantage with respect to these alternative providers, who operate with little or no rental expense, little or no curriculum expense, and generally may not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Competitors in the private pay education service segment also may offer similar or competing services at a lower price than the Company and some may have access to greater financial resources than the Company. The Company also competes with many not-for-profit providers of child care and preschools, as well as elementary schools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

The Company’s Ability to Find Affordable Real Estate and Renew Existing Locations on Terms Acceptable to the Company

The Company may experience an inability to identify and successfully negotiate or renew existing leases at attractive rents; which may impact the Company’s profitability. In addition, if the Company cannot renew school leases for an appropriate term length, it may impact enrollment should parents become concerned with the length of time a school will remain open in a particular location.

The Company’s Ability to Obtain the Capital Required to Implement Fully its Business and Strategic Plan

Our ability to execute our business and strategic plan is dependent upon the availability of adequate financing sources on acceptable terms. Our efforts to execute our business plan and open or acquire new schools are subject to our ability to finance such growth. In the event current financing resources are inadequate to support new school openings or acquisitions from time to time, we may be required to seek additional capital to support such expansion efforts. Such additional capital may take the form of the issuance of debt or equity securities, among other forms. Beyond our existing revolving senior credit facility, we presently have no commitments to provide the Company with any additional capital should we determine that additional capital is required. In the event that management determines that additional capital is required to support the Company’s business and strategic plan, there is no assurance that we will be able to secure such financing on acceptable terms. If we are unable to secure needed additional capital, our growth efforts may be curtailed and we may have to forego opening or acquiring new schools.

Government Regulations Affecting School Operations

The Company’s locations are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, educational qualifications of teachers and staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of any location to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the location’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its location into compliance. Many government agencies may publish or publicly report major and/or minor regulatory violations and the Company may suffer adverse publicity, which could result in a loss of enrollment in a school or market.

We have five special purpose high schools that provide our graduates with state approved high school diplomas. There have been instances in the past when the local school district has determined our education materials or curriculum did not meet requirements for credit in their district thereby limiting our ability to successfully attract students.

The Establishment of Government Mandated Universal Pre-K or Similar Programs or Benefits that Do Not Allow for Participation by For-Profit Operators or Allows for Participation at Low Reimbursement Rates

National, state or local child care and early age education benefit programs relying primarily on subsidies in the form of tax credits or other direct financial aid could provide the Company opportunities for expansion in additional markets, especially where these benefits are universal based on residency and age, as opposed to those based on socio-economic need or measures. However, a universal benefit with governmentally mandated or publicly provided child care could reduce the demand for educational services at the Company’s existing locations. Even in situations where the Company was allowed to provide publicly funded early age education programs, the amount of public funding, the rates at which the subsidies are granted, our subsidy participation requirements or restrictions could have a material adverse effect on the Company’s business and financial condition if the Company were to undertake these programs.

Changing Economic Conditions

The Company’s revenue and net income are subject to general economic conditions. The Company’s revenues depend, in part, on the number of dual-income families and working single parents who require child development, child care or educational services. A deterioration of general economic conditions, including a soft housing market, may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of these services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in wages, health insurance and other operating costs or continue tuition increases at historical rates experienced in the industry. In addition, there can be no assurance that demographic trends, including the number of dual-income families in the work force, will continue to lead to increased market share.

The Company’s Inability to Defend Successfully Against or Counter Negative Publicity Associated with Claims Involving Alleged Incidents at its Schools

Because of the nature of its business, the Company is and expects that in the future it will be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. There can be no assurance that additional lawsuits will not be filed, that the Company’s insurance will be adequate to cover liabilities resulting from any claim or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company’s business, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company’s services.

Environmental or Health Related Events that could Affect Schools in Areas Impacted by Such Events

A regional or global health pandemic could severely disrupt our business. A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its severity and duration, the Company’s business could be severely affected. Enrollment in our schools could experience sharp declines as parents might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of disease causing business disruptions and the temporary closure of our schools. Additionally, a health pandemic could also impair our ability to hire and retain an adequate level of staff. The impact of a health pandemic on the Company might be disproportionately greater than on other companies that depend less on the interaction of people for the sale of their products and services.

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or lease school properties. Some types of losses, such as those from earthquakes, hurricanes, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the school. In that event, we might nevertheless remain obligated for any lease obligations, mortgage debt or other financial obligations related to the property. In addition, inadequate preparedness, contingency planning or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the value of the reputation of our business.

A Small Number of Shareholders Control a Majority of the Outstanding Common Stock of the Company

A limited number of our shareholders can exert significant influence over us. As of September 4, 2007, four shareholders and their affiliates controlled over 60% of the Company’s outstanding Common Stock. This share ownership would permit these and other stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Ability to Maintain Effective Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. A control system can only provide reasonable, not absolute, assurance that misstatements in financial reporting will be detected or prevented. The effectiveness of a system of internal controls may deteriorate if controls become inadequate due to changes in conditions or if compliance with the policies or procedures declines. The key element to a system of internal control is competent personnel implementing the controls; the Company may not be able to hire enough competent personnel.

Compliance with new regulations beginning with the Company’s Annual Report on Form 10-K for the year ending June 28, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. Beginning in Fiscal 2009, the report will require a statement that the Company’s independent auditors have issued an attestation report of the Company’s internal control over financial reporting. If, however, upon the last day of the second quarter of Fiscal 2008 the Company determines that it is an accelerated filer, the Company would have to include the independent auditor’s attestation in the report in its Annual Report on Form 10-K for Fiscal 2008. Risk factors associated with these new requirements include:

•

The Company’s ability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	The ability of the Company’s independent auditors to complete the work required for them to issue an attestation report on a timely manner;

•	The Company’s ability to ensure that no material weakenesses in internal control will emerge, or that any remediation efforts will be completed successfully;

•

The Company’s ability to implement and integrate throughout our schools information systems in such a way that we have appropriate time to finish all the testing and documentation associated with the system; and

•	Substantial increase in professional fees associated with compliance requirements.

The Effect of Anti-Takeover Provisions in the Company’s Certificate of Incorporation, Bylaws and Delaware Law

The Company’s certificate of incorporation and bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company’s Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders’ meetings. In additions, the Company is subject to Section 203 of the Delaware General Corporation Law (“DGCL”) which limits transactions between a publicly held company and “interested stockholders” (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company’s outstanding capital stock). This provision of DGCL may have the effect of deterring certain potential acquisitions of Nobel Learning Communities. In 2005, the Company’s Board of Directors terminated the Company’s shareholders rights plan. The Company’s certificate of incorporation provides for 8,936,170 authorized but unissued shares of preferred, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Company’s Board of Directors without any further action by stockholders.

ITEM 1B.	UNRESOLVED SEC COMMENTS.

None.

ITEM 2.	PROPERTIES.

At September 4, 2007, we operated 158 schools on 6 owned and 152 leased properties in 13 states and the District of Columbia. Our schools are geographically distributed as follows:

Location	Number of Schools
California	36
District of Columbia	1
Florida	8
Illinois	18
Maryland	1
Nevada	6
New Jersey	9
North Carolina	14
Oregon	3
Pennsylvania	24
South Carolina	2
Texas	11
Virginia	19
Washington	6

Total	158

The land and buildings that we own are subject to mortgages and security interests on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses, insurance and operating costs. These leases usually contain inflation linked rent escalators.

We lease 22,500 square feet of space for our corporate offices in West Chester, Pennsylvania. This space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are a party in various suits and claims that arise in the ordinary course of our business. Our management currently believes, based on consultations with counsel, that the ultimate disposition of all such pending matters will not have a material adverse effect on our consolidated financial position or results of operations. The significance of these pending matters on our future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The NASDAQ Global Market under the symbol NLCI.

The table below sets forth the quarterly high and low sales prices for our common stock as reported by NASDAQ for each quarter during the period from July 2, 2005 through June 30, 2007.

	High	Low
Fiscal 2006 (July 2, 2005 to July 1, 2006)
First Quarter	$9.99	$8.71
Second Quarter	9.71	9.01
Third Quarter	9.61	8.70
Fourth Quarter	10.47	9.30

Fiscal 2007 (July 2, 2006 to June 30, 2007)
First Quarter	$10.56	$9.98
Second Quarter	11.61	10.00
Third Quarter	16.34	11.10
Fourth Quarter	16.10	13.37

Holders

At September 4, 2007, there were approximately 286 holders of record of shares of our common stock.

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

In accordance with the provisions of the Certificate of Designation authorizing the shares of its Series E and Series F Preferred Stock, the Company paid dividends in shares of common stock. During the first quarter of Fiscal 2007, which was the third anniversary of the issuance of each of these series of Preferred Stock, the Company began to pay the required dividends in cash. Dividends were paid on the Series E and Series F Preferred Stock until such stock was converted to common shares on January 31, 2007 and March 12, 2007, respectively. With these conversions, the Company no longer has any dividend paying preferred shares outstanding.

STOCK PERFORMANCE

The peer group includes Bright Horizons Family Solutions, Learning Care Group, Educate, Inc. and Princeton Review.

The following line graph compares the cumulative total stockholder return on the Common Stock with the total return of the Nasdaq (U.S. Companies) and the industry peer group described above for the period June 28, 2002 through June 29, 2007 as calculated by Hemscott, Inc. The graph assumes that the value of the investment in the Common Stock and each index was $100 at June 28, 2002 and that all dividends paid by the companies included in the indexes were reinvested.

ASSUMES $100 INVESTED ON JUNE 30, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING JUNE 30, 2007

Total Return Index for:	June 28, 2002	June 30, 2003	July 3, 2004	July 2, 2005	July 1, 2006	June 30, 2006
Nobel Learning Communities, Inc.	100.00	63.39	119.34	151.99	175.48	251.81
Nasdaq Stock Market (US Companies	100.00	111.08	137.03	141.62	153.30	186.68
Peer Group	100.00	90.48	137.37	175.19	138.60	142.57

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial and other data, with dollars in thousands, except per share amounts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. The historical operating results below have been recast to reflect the reclassification of discontinued operations from continuing operations to loss from discontinued operations.

	For the Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004	June 30, 2003
Operating Data:
Revenue	$182,817	$161,757	$157,535	$151,440	$143,148
Cost of services	155,325	138,710	135,507	131,218	124,568

Gross profit	27,492	23,047	22,028	20,222	18,580
Goodwill and other asset impairments (a)	—	—	86	3,368	9,132
Transaction related costs (b)	—	—	—	—	1,168
General and administrative expenses (c)	16,993	13,523	14,548	14,256	13,885

Operating income (loss)	10,499	9,524	7,394	2,598	(5,605)
Interest expense (d)	1,385	1,469	2,692	3,632	3,740
Other income, net (e)	(3,871)	(350)	(184)	(46)	(189)

Income (loss) from continuing operations before income taxes	12,985	8,405	4,886	(988)	(9,156)
Income tax expense (benefit)	5,064	3,285	1,831	147	(2,399)

Income (loss) from continuing operations	7,921	5,120	3,055	(1,135)	(6,757)
(Loss) from discontinued operations, net of income tax benefit (f)	(556)	(641)	(539)	(4,946)	(4,777)

Net income (loss)	7,365	4,479	2,516	(6,081)	(11,534)
Preferred stock dividends	325	487	642	516	82

Net income (loss) available for common stockholders	$7,040	$3,992	$1,874	$(6,597)	$(11,616)

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.85	$0.62	$0.34	$(0.17)	$(1.07)
Discontinued operations	(0.06)	(0.08)	(0.07)	(0.76)	(0.75)

Net income (loss) per share	$0.79	$0.54	$0.27	$(0.93)	$(1.82)

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.75	$0.51	$0.31	$(0.17)	$(1.07)
Discontinued operations	(0.05)	(0.07)	(0.05)	(0.76)	(0.75)

Net income (loss) per share	$0.70	$0.44	$0.26	$(0.93)	$(1.82)

Weighted average common shares outstanding (in thousands):
Basic	8,957	7,473	7,064	6,512	6,336
Diluted	10,580	10,080	9,719	6,512	6,336
Number of weeks included in fiscal year	52	52	52	53	52
Balance Sheet Data:
Cash and cash equivalents	$3,814	$9,837	$2,925	$2,716	$4,722
Goodwill and intangible assets, net	51,681	39,902	36,937	37,167	40,162
Total assets	88,244	86,419	78,344	85,865	97,968
Deferred revenue	12,835	11,885	10,457	9,470	10,330
Short term debt and current portion of long term debt	—	2,180	2,281	2,405	24,860
Long term debt	—	11,000	13,180	22,931	10,605
Stockholders’ equity	54,218	46,280	37,390	34,275	37,075

(a)	During the year ended July 2, 2005 (“Fiscal 2005”), the Company recorded an impairment charge of $86,000 related to fixed asset impairments in accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

During the year ended July 3, 2004 (“Fiscal 2004”), the Company recorded impairment of goodwill of $2,273,000 in accordance with SFAS 142, “Goodwill and Other Intangibles” and an impairment charge of $1,095,000 related to fixed asset impairments in accordance with SFAS 144.

During the year ended June 30, 2003 (“Fiscal 2003”), the Company recorded impairment of goodwill of $7,700,000 in accordance with SFAS 142, “Goodwill and Other Intangibles” and an impairment charge of $1,015,000 related to intangible assets in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. See notes to the financial statements for further discussion.

(b)	During Fiscal 2003, the Company expensed approximately $1,168,000 of legal, professional and other registration fees and expenses incurred in connection with termination of a merger agreement.
(c)	During Fiscal 2007, general and administrative expense included a charge of $341,000 for accelerated depreciation as a result of a change in accounting estimate regarding the remaining life of the Company’s existing payroll system. The Company is currently migrating to an outsourced payroll provider.

In Fiscal 2005, general and administrative expenses include an additional charge of $1,500,000 related to the reserve of the Company’s investment in Total Education Solutions (“TES”). In Fiscal 2004, general and administrative expenses includes a charge of $1,500,000 related to the present value of future payments with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two individuals of approximately $210,000.

In Fiscal 2003, general and administrative expenses include a charge of $1,000,000 related to the write-down of the Company’s investment in Total Education Solutions.

(d)	During Fiscal 2007, the Company recorded a charge of $562,000 to write off unamortized loan origination fees as the Company’s prior senior term loan credit agreement was extinguished and replaced with a new $50,000,000 revolving credit facility.
(e)	During Fiscal 2007, the Company received a payment from TES in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations. Also, during Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS, which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased the property that the Company had subleased to it from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations.
(f)	Discontinued operations contain the following (dollars in thousands):

	For the Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004	June 30, 2003
Revenues	$4,155	$6,572	$7,053	$12,353	$18,456
Cost of services	4,939	7,851	7,506	14,573	20,963

Gross loss	(784)	(1,279)	(453)	(2,220)	(2,507)
Goodwill and intangible impairment	—	—	—	(1,052)	(2,876)
Write down of property and equipment	—	—	(130)	(1,151)	(324)
Gain on Sale of Assets	1,900	—	—	—	—
(Increase) reduction of future lease obligations for closed schools	(2,027)	228	(277)	(3,556)	(1,996)

Loss from discontinued operations before income tax benefit	(911)	(1,051)	(860)	(7,979)	(7,703)
Income tax benefit	(355)	(410)	(321)	(3,033)	(2,926)

Loss from discontinued operations	$(556)	$(641)	$(539)	$(4,946)	$(4,777)

During Fiscal 2007, the Company completed the sale of seven schools resulting in before tax gain of $1,900,000. Also, during Fiscal 2007, the Company recorded before tax charges of $2,027,000 which included an estimate for rent payments as well as estimated legal and broker fees to be incurred with respect to two closed schools for which a new tenant has not been identified and one closed school for which the Company is obligated to subsidize rent and property taxes on behalf of a sub-tenant through May 2008. Although the Company has recorded similar lease reserves in the past and will continue to evaluate lease reserves in the future, the facts and circumstances described above have resulted in charges considerably larger than those recorded in the recent past and similar charges of this size are not anticipated in the future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and may include statements regarding: opportunities for growth; the number of preschool and elementary schools expected to be added in future years; the profitability of newly opened schools; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; and changes in operating systems and policies. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects” or similar expressions are used in this Annual Report on Form 10-K, the Company is making forward-looking statements.

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. In addition to the risk factors described in Item IA of this document and that are discussed from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•

competitive conditions in the pre-school and elementary school education and services industry, such as the growth of competitors as possible alternatives to the public school system, including virtual charter schools, charter schools and magnet schools;

•	the Company’s ability to find affordable real estate and renew existing locations on terms acceptable to the Company and the impact this may have on enrollment;

•	the Company’s ability to obtain the capital required to implement fully its business and strategic plan;

•	government regulations affecting school operations, including student/teacher ratios, accreditation, and the acceptance of course credits from our special purpose high schools;

•

the establishment of governmental mandated universal pre-K or similar programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	changing economic conditions;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	environmental or health related events that could affect schools in areas impacted by such events;

•	a small number of shareholders control a majority of the outstanding common stock of the Company;

•	our ability to maintain effective controls over financial reporting;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law.

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

Introduction

The following discussion should be read in conjunction with “Item 6. Selected Historical Consolidated Financial and Other Data”, the consolidated financial statements and the related notes presented in “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Change in Fiscal Year End

Effective for the fiscal year ended July 3, 2004 (“Fiscal 2004”), the Company changed to a 52-53 week fiscal year ending on the Saturday closest to June 30. The fiscal years ended June 30, 2007 (“Fiscal 2007”), July 1, 2006 (“Fiscal 2006”) and July 2, 2005 (“Fiscal 2005”) each include 52 weeks. Fiscal 2004 includes 53 weeks. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority owned subsidiaries.

Reclassifications

As a result of certain school closures in Fiscal 2007, Fiscal 2006 and Fiscal 2005 and the reclassification in Fiscal 2005 of certain schools from held for sale to continuing operations, the Company has conformed amounts reported for Fiscal years 2006 and 2005 in its Annual Report on Form 10-K to the period ended June 30, 2007. Certain other prior period amounts have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

Results of Operations

Results of Operations – Fiscal 2007 compared to Fiscal 2006

At June 30, 2007, the Company operated 151 schools. Since July 1, 2006, the Company acquired six preschools and opened three new preschools. Comparable schools include 139 schools that operated during the entire period of Fiscal 2007 and Fiscal 2006.

School counts for Fiscal 2007 and Fiscal 2006 are as follows:

	Fiscal
	2007	2006
Number of schools at the beginning of period	150	149
Acquired	6	2
Opened	3	1
Closed or sold	(8)	(2)

Number of schools at the end of the period	151	150

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2007 and Fiscal 2006 (dollars in thousands):

	Fiscal 2007	Percent of Revenues	Fiscal 2006	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$182,817	100.0%	$161,757	100.0%	$21,060	13.0%

Personnel costs	86,822	47.5	75,901	46.9	10,921	14.4
School operating costs	24,815	13.6	22,937	14.2	1,878	8.2
Rent and other	43,688	23.9	39,872	24.6	3,816	9.6

Cost of services	155,325	85.0	138,710	85.8	16,615	12.0

Gross profit	27,492	15.0	23,047	14.2	4,445	19.3
General and administrative expenses	16,993	9.3	13,523	8.4	3,470	25.7

Operating income	$10,499	5.7%	$9,524	5.9%	$975	10.2%

Revenue

Revenue for Fiscal 2007 increased $21,060,000 or 13.0% to $182,817,000 from $161,757,000 from Fiscal 2006. The revenue increase for Fiscal 2007 as compared to Fiscal 2006 is as follows (dollars in thousands):

	Fiscal		Dollar	Percent
	2007	2006	Increase (decrease)
Comparable schools	$164,801	$157,904	$6,897	4.4%
Schools opened or acquired	16,555	1,301	15,254	1,172.5
Schools closed	92	425	(333)	(78.4)
Other, non-school	1,369	2,127	(758)	(35.6)

	$182,817	$161,757	$21,060	13.0%

Revenue for comparable schools (those which operated both entire fiscal periods) increased $6,897,000 or 4.4% in Fiscal 2007 as compared to the prior fiscal year.

Revenue from schools opened or acquired during Fiscal 2007 or Fiscal 2006 was $15,254,000 higher during Fiscal 2007 as compared to the same period in the prior fiscal year. Fiscal 2007 included revenues from three new preschools that were opened during Fiscal 2007, one preschool that was opened during the first quarter of Fiscal 2006, one preschool and one elementary school that were acquired in the fourth quarter of Fiscal 2006 and six preschools that were acquired by the Company late in the second quarter of Fiscal 2007.

Revenues from schools that were closed during Fiscal 2007 decreased by $333,000 to $92,000 during Fiscal 2007 as compared to the prior fiscal year.

Other revenues decreased by $758,000 during Fiscal 2007 as compared to the prior fiscal year. This decrease is primarily related to a reduction in back office management services contracts and lease renewals in our charter school management business.

Revenue trends

Comparable private pay schools net revenue increased $6,897,000 or 4.4% for Fiscal 2007 compared to Fiscal 2006. Revenue increases were due primarily to average tuition increases of approximately 3.5% to 4.0% and an increase in average enrollments. The Company maintained an increase in student enrollment during the Fiscal 2007 school year (primarily September through May). The increase in student enrollment was partially influenced by recent investments in people, curriculum and marketing. Management believes it is an industry practice to increase tuition annually and that industry norms in recent years have seen increases in approximately a 3% to 5% range. Management expects this will continue to be the industry trend for the foreseeable future.

Approximately 98% of the Company’s gross revenue comes directly from our customers versus 2% from governmental agencies. During Fiscal 2006, approximately 97% of the Company’s gross revenue came directly from our customers. Management believes this is significantly different from many providers in the education industry where a more significant portion of revenue is generated through government pay sources.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are established in the early years of a school’s life which are leveraged as enrollments ramp up.

	Fiscal		Dollar	Percent
	2007	2006	Increase (decrease)
Comparable Schools	$78,860	$75,101	$3,759	5.0%
Schools opened or acquired	7,897	545	7,352	1,349.0
Schools closed	59	255	(196)	(76.9)
Pre-Opening Costs	6	—	6	n.a.

	$86,822	$75,901	$10,921	14.4%

For Fiscal 2007, personnel cost increased $10,921,000 or 14.4% to $86,822,000 from $75,901,000 for Fiscal 2006. The 14.4% increase was primarily driven by increases of wages and benefits of $7,352,000 from schools opened or acquired during Fiscal 2007 or Fiscal 2006 as compared to Fiscal 2006. Twelve schools were opened or acquired during Fiscal 2007 and Fiscal 2006 as discussed in the Revenue section above. The remaining $3,569,000 increase was primarily driven by increases in total wages, incentive compensation, payroll tax and vacation pay for comparable schools operated by the Company during Fiscal 2007 as compared to Fiscal 2006.

Personnel costs increased to 47.5% of revenue for Fiscal 2007 as compared to 46.9% for Fiscal 2006. This is a result of previously vacant positions being filled and other positions that were added or upgraded at a faster pace than revenue growth. This trend may continue in the near term as the Company continues to implement its strategy to add personnel in key positions and upgrade its school teams. While this trend may continue in the short term, the Company anticipates stronger revenue growth in the future that will ultimately result in leveraging this investment in school personnel and associated payroll expense.

School operating costs

School operating costs primarily include maintenance, janitorial, food, supplies, utilities, transportation, school level marketing and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools a base level of costs are established in the early years of a school’s life, which are leveraged in later years as enrollments ramp up.

	Fiscal		Dollar	Percent
	2007	2006	Increase (decrease)
Comparable Schools	$22,857	$22,583	$274	1.2%
Schools opened or acquired	1,833	133	1,700	1,278.2
Schools closed	9	76	(67)	(88.2)
Pre-Opening Costs	5	—	5	n.a.
Other, non-school	111	145	(34)	(23.4)

	$24,815	$22,937	$1,878	8.2%

For Fiscal 2007, school operating costs increased $1,878,000 to $24,815,000 from $22,937,000 for Fiscal 2006. This 8.2% increase was primarily driven by a $1,700,000 increase in operating costs from schools opened or acquired during Fiscal 2007 as compared to Fiscal 2006. Twelve schools were opened or acquired during Fiscal 2007 and Fiscal 2006 as discussed in the Revenue section above.

Operating costs from comparable schools operated by the Company during the entire year for Fiscal 2007 and Fiscal 2006 increased $274,000 to $22,857,000 for Fiscal 2007 as compared to $22,583,000 for Fiscal 2006. This 1.2% increase was the result of increases in food costs of $372,000 and facility maintenance costs of $332,000, which were partially offset by lower bad debt of $339,000 and other reduced operating costs of $91,000.

School operating costs decreased to 13.6% of revenue for Fiscal 2007 as compared to 14.2% for Fiscal 2006. This reduction was the result of the continued focus on improving school operations, cost controls and comparable school revenue growth. The Company’s school operating system provides greater visibility to school billing, collections and expenditure activities.

Rent and other

Rent and other costs primarily include property rent and taxes, the Company’s retention of a portion of claims including worker’s compensation and property damage, depreciation and amortization, marketing, vehicle and equipment rent and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives or a ramp up in school openings.

	Fiscal		Dollar	Percent
	2007	2006	Increase (decrease)
Comparable Schools	$39,188	$38,138	$1,050	2.8%
Schools opened or acquired	3,741	378	3,363	889.7
Schools closed	19	243	(224)	(92.2)
Pre-Opening Costs	167	42	125	297.6
Other, non-school	573	1,071	(498)	(46.5)

	$43,688	$39,872	$3,816	9.6%

For Fiscal 2007, rent and other expenses increased $3,816,000 or 9.6% to $43,688,000 from $39,872,000 for Fiscal 2006. Rent and other decreased to 23.9% of revenue for Fiscal 2007 from 24.6% of revenue for Fiscal 2006.

The $3,816,000 increase was primarily driven by a $3,363,000 increase in rent and other costs from schools opened or acquired during Fiscal 2007 as compared to Fiscal 2006. Twelve schools were opened or acquired during Fiscal 2007 and Fiscal 2006 as discussed in the Revenue section above.

Rent and other costs from comparable schools operated by the Company during the entire year for Fiscal 2007 and Fiscal 2006 increased $1,050,000 or 2.8%. This increase was the result of increases in occupancy costs of $628,000, marketing costs of $288,000 and depreciation expense of $289,000. These increases were offset by decreases in property damage and workers’ compensation claims retained by the Company of $160,000.

The increase in occupancy costs in comparable schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases. Corporate marketing costs increased due to an increase in overall marketing spending as well as a shift in school based marketing spending that was previously classified as a school operating expense. Property damages decreased, as there were no major hurricanes or other significant weather events during Fiscal 2007, unlike during the first quarter of Fiscal 2006 when certain of the Company’s facilities sustained damage or interruptions from Hurricane Wilma.

Rent and other costs decreased by $498,000 or 46.5% for other, non-school items, which consisted of a decrease in rents and depreciation of equipment related to a charter school that subleased a property through the Company. During Fiscal 2007 the lease rights to this property were transferred by the Company to the charter school.

Gross profit

As a result of the factors mentioned above, gross profit for Fiscal 2007 increased $4,445,000 or 19.3% to $27,492,000 from $23,047,000 for Fiscal 2006. Gross profit was 15.0% of revenue for Fiscal 2007 and 14.2% of revenue for Fiscal 2006. The change in gross profit for Fiscal 2007 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal		Dollar	Percent
	2007	2006	Increase (decrease)
Comparable Schools	$23,895	$22,080	$1,815	8.2%
Schools opened or acquired	3,084	245	2,839	1,158.8
Schools closed	5	(149)	154	(103.4)
Pre-Opening Costs	(178)	(41)	(137)	334.1
Other, non-school	686	912	(226)	(24.8)

	$27,492	$23,047	$4,445	19.3%

General and administrative expenses

General and administrative expenses for Fiscal 2007 increased $3,470,000 to $16,993,000 from $13,523,000 for Fiscal 2006. General and administrative expenses increased to 9.3% of revenue for Fiscal 2007 from 8.4% of revenue for Fiscal 2006.

The Compensation Committee of the Board of Directors, working with an outside, independent compensation consultant, implemented a new comprehensive executive management compensation program beginning in Fiscal 2007, which included a performance-based annual non-equity incentive plan with specific target measurements. The targets are selected by the Board of Directors to coincide with and support the creation of long term stockholder value. The performance incentive plan established by the Compensation Committee and approved by the full Board of Directors provides for management to receive incentive compensation when the Company’s performance meets specific targets that the Committee and Board believes enhance stockholder value.

In Fiscal 2007, the Company substantially achieved the performance targets established by the Board of Directors’ Compensation Committee. Consequently, performance-based non-equity incentive compensation increased $1,055,000 in Fiscal 2007 compared to Fiscal 2006, when the Company did not fully achieve its targets set under a previous plan and related performance-based non-equity incentive compensation was minimal. The Compensation Committee, with approval of the full Board of Directors, has indicated that the absolute dollars available for performance-based non-equity incentive compensation in Fiscal 2008 should not vary considerably from the dollar amount that was available in Fiscal 2007.

Deferred compensation expense increased $204,000 for Fiscal 2007. During Fiscal 2007, as part of the comprehensive management compensation program, the Company initiated a deferred compensation plan that permits certain management and other highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. Deferred compensation expense incurred for Fiscal 2007 was for approximately nine months of the fiscal year; for Fiscal 2008 it is expected this cost may increase proportionately to accommodate implementation of the program for an entire fiscal year as well as the potential for an increase in the number of plan participants eligible for a company contribution.

Stock based compensation increased $121,000 for Fiscal 2007, primarily as a result of an increase in the Company’s stock price, which impacted the valuation of stock options granted during Fiscal 2007.

Salaries, taxes and benefits increased $1,127,000 for Fiscal 2007. This increase was a result of the addition of a Senior Vice President of Corporate Development, the addition of personnel to manage newly acquired schools and filling certain other vacant positions.

Amortization expense increased $294,000 reflecting the amortization of intangible assets acquired from the acquisition of The Honor Roll and Discovery Isle schools, which was partially offset by other intangible assets that were fully amortized during Fiscal 2007.

Corporate depreciation expense increased $835,000 as the Company invested in information technology enhancements during Fiscal 2007 and Fiscal 2006. These enhancements included the roll-out of new information systems, which provide fully integrated general ledger and ERP capabilities. The increase in depreciation expense also included a charge of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. This change in estimate resulted in a charge to basic and diluted income per share of $0.02 for Fiscal 2007. The Company is currently migrating to an outsourced payroll provider to better support the Company’s growth strategy.

Operating Income

As a result of the factors mentioned above, operating income increased $975,000 or 10.2% to $10,499,000 for Fiscal 2007 from $9,524,000 for Fiscal 2006. Operating income decreased in Fiscal 2007 to 5.7% of revenue from 5.9% in Fiscal 2006.

Interest expense

Interest expense decreased $84,000 or 5.7% to $1,385,000 for Fiscal 2007 from $1,469,000 for Fiscal 2006.

The decrease was the result of a reduction of average debt outstanding during Fiscal 2007 as compared to Fiscal 2006. In late Fiscal 2006, the Company’s senior debt with Harris Bank N.A. was amended reducing its effective interest rate in late Fiscal 2006 and early Fiscal 2007. During the second quarter of Fiscal 2007, the Company’s senior debt with Harris Bank N.A. was extinguished. In the second quarter of Fiscal 2007 a new line of credit with BMO Capital that further reduced its effective interest rate.

At the beginning of Fiscal 2007, the Company had a Credit Agreement with Harris Trust in the amount of $25,000,000 of which $15,000,000 was for a Term Loan, $10,000,000 was for a Revolving Credit Commitment and up to $3,500,000 was for letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on February 20, 2009. On October 30, 2006, the Company retired the loan facility under its Prior Credit Agreement. At July 1, 2006, the outstanding balance on the Prior Credit Agreement was $11,000,000. At the time of retirement, the outstanding amount of the Prior Credit Agreement of $12,500,000 was paid and the Company recognized in interest expense $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement. This charge resulted in a charge to Fiscal 2007 basic and diluted earning per share of $0.04 and $0.03, respectively.

Income tax expense

Income tax expense for Fiscal 2007 was $5,064,000 as compared to $3,285,000 for Fiscal 2006. The Company’s effective tax rate for Fiscal 2007 was 39.0%, equal to the statutory rate. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-deductible expenses and credits.

At June 30, 2007 and July 1, 2006, the Company had net deferred tax assets totaling $353,000 and $2,345,000, respectively and current deferred tax liabilities of $35,000 as June 30, 2007. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Other Income from Operations

Other income from operations for Fiscal 2007 increased $3,521,000 to $3,871,000 from $350,000 for Fiscal 2006.

The Company had a $2,500,000 subordinated note receivable, due May 2005, pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. Due to TES’s continued performance deterioration during Fiscal 2005, the Company reserved the remainder of the TES note of $1,500,000. TES also had senior debt in the amount of $1,000,000. Subsequently, TES advised that it was in default under the terms of its senior debt. During the first quarter of Fiscal 2007, the Company acquired the $1,000,000 TES senior debt from TES’s senior lender for $200,000 in order, among other things, to give the Company a first security position in the TES debt. Later in Fiscal 2007, TES effected a recapitalization of its debt and the Company received a payment from TES in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income during Fiscal 2007. Payment of this note resulted in an increase to Fiscal 2007 basic and diluted earning per share of $0.22 and $0.19, respectively.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS that included rental payments for tenant improvements that were funded by the Company. FTCHS purchased the property that the Company had subleased to it from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations. The sale of these assets resulted in an increase to Fiscal 2007 basic and diluted earning per share of $0.02.

Discontinued operations

Discontinued operations included fifteen schools, eight of which the Company no longer operates and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007.

Management periodically analyzes the profitability of existing schools and the Company’s real estate portfolio to identify schools that are underperforming or do not fit its business model, demographic or cluster strategies. The Company will then develop plans either to improve these schools or remove them from its portfolio. During the second quarter of Fiscal 2007, management initiated a plan to sell seven schools with demographic or cluster characteristics that were inconsistent with the Company’s long term strategy. This plan required the Company to reclassify the operations of these seven schools from continuing operations to discontinued operations for all periods presented in this Form 10-K. During the third quarter of Fiscal 2007, the Company completed the sale of one of these schools and received net proceeds of approximately $1,920,000, resulting in a gain before tax of $813,000. During the fourth quarter of Fiscal 2007, the Company completed the sale of remaining six schools and received net proceeds of approximately $2,100,000, resulting in a gain before tax of $1,087,000. The sale of these schools resulted in an increase to Fiscal 2007 basic and diluted earning per share of $0.13 and $0.11, respectively.

Charges recognized during Fiscal 2007 related to changes in estimated lease obligations totaled approximately $2,027,000. These charges resulted in a charge to Fiscal 2007 basic and diluted earnings per share of $0.14 and $0.12, respectively. As of June 30, 2007, the total lease reserve for these schools was $2,193,000. As of June 30, 2007, the Company had continuing lease obligations for eight closed schools, six of which were subleased and two of which were vacant.

During Fiscal 2007, one property that had been previously occupied under a sublease was vacated. During the third quarter of Fiscal 2007, the Company entered into an agreement to sublease this property. Under the terms of the agreement, the Company is obligated to pay rent and property taxes on behalf of the subtenant through May 31, 2008. Based upon the terms of this agreement, the Company increased the reserve related to this closed school by $1,284,000. The reserve amount also includes estimated legal and broker fees that have been incurred to consummate this transaction.

During Fiscal 2007, a property that had previously been occupied under a sublease was vacated. The Company believes this building will be occupied by a sub-tenant during the first quarter of Fiscal 2008 and the remaining lease obligation will be partially offset by payments from the subtenant. Accordingly, a charge of $102,000 has been recorded to reflect the Company’s estimated remaining lease obligation for this property.

Another school was closed during Fiscal 2007 and remains vacant. Accordingly, during Fiscal 2007 a charge of $636,000 has been recorded to reflect an estimate of time that management believes will be required to find a new tenant, subsequent estimated sublease income and anticipated broker commissions. The Company believes the current reserve is sufficient for the Company’s remaining obligations which are not covered by the sublease.

During Fiscal 2007, the Company has recognized $5,000 in expense in regard to the present value difference of the Company’s lease obligations and subtenant payments for three properties that are subleased for amounts less than the Company’s lease obligation.

The operating results for discontinued operations in the statements of income for Fiscal 2007 and Fiscal 2006, net of tax are as follows (dollars in thousands):

	Fiscal
	2007	2006
Revenues	$4,155	$6,572
Cost of services	(3,684)	(5,661)
Rent and other	(1,255)	(1,734)
Closed school lease reserves	(2,027)	(228)
Gain from sale of schools	1,900	—

Income (loss) from discontinued operations before income tax benefit	(911)	(1,051)
Income tax benefit	355	410

Income (loss) from discontinued operations	$(556)	$(641)

Net Income

As a result of the above factors, the Company’s net income was $7,365,000 for Fiscal 2007 as compared to $4,479,000 for Fiscal 2006.

Results of Operations – Fiscal 2006 compared to Fiscal 2005

At July 1, 2006, the Company operated 150 schools. Since July 2, 2005, the Company had acquired one preschool and one elementary school in addition to opening one new preschool. Comparable schools include 132 schools that operated during the entire period of Fiscal 2006 and Fiscal 2005.

School counts for Fiscal 2006 and Fiscal 2005 are as follows:

	Fiscal
	2006	2005
Number of schools at the beginning of period	149	149
Acquired	2	—
Opened	1	2
Closed	(2)	(2)

Number of schools at the end of the period	150	149

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2006 and Fiscal 2005 (dollars in thousands)

	Fiscal 2006	Percent of Revenues	Fiscal 2005	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase
Revenues	$161,757	100.0%	$157,535	100.0%	$4,222	2.7%

Personnel costs	75,901	46.9	73,860	46.9	2,041	2.8
School operating costs	22,937	14.2	22,138	14.1	799	3.6
Rent and other	39,872	24.6	39,509	25.1	363	0.9

Cost of services	138,710	85.8	135,507	86.0	3,203	2.4

Gross profit	23,047	14.2	22,028	14.0	1,019	4.6
Asset impairments	—	—	86	0.1	(86)	(100.0)
General and administrative expenses	13,523	8.4	14,548	9.2	(1,025)	(7.0)

Operating income	$9,524	5.9%	$7,394	4.7%	$2,130	28.8%

Revenue

Revenue for Fiscal 2006 increased $4,222,000 or 2.7% to $161,757,000 from $157,535,000 from Fiscal 2005. The revenue increase for Fiscal 2006 as compared to Fiscal 2005 is as follows (dollars in thousands):

	Fiscal		Dollar	Percent
	2006	2005	Increase (decrease)
Comparable schools	$155,956	$153,649	$2,307	1.5%
Schools opened or acquired	3,673	1,778	1,895	106.6
Other, non-school	2,128	2,108	20	0.9

	$161,757	$157,535	$4,222	2.7%

Revenue for comparable schools (those that operated both entire fiscal periods) increased $2,307,000 or 1.5% in Fiscal 2006 as compared to the same period in the prior fiscal year.

Revenue from three schools opened during Fiscal 2006 or Fiscal 2005 was $1,895,000 higher during Fiscal 2006 as compared to the same period in the prior fiscal year. Fiscal 2006 included revenue from one new preschool that was opened during the first quarter of Fiscal 2006, one new elementary school that was opened during the fourth quarter of Fiscal 2005 and one new preschool that was opened during the first quarter of Fiscal 2005.

Other revenues, primarily related to the Company’s charter school management business, increased by $20,000 during Fiscal 2006 as compared to the same period in the prior fiscal year.

Revenue trends

Comparable private pay schools net revenue increased $2,307,000 or 1.5% for Fiscal 2006 compared to Fiscal 2005. Revenue increases were due primarily to average tuition increases of approximately 4.0% to 4.5% offset by a decrease in average enrollments. Management believes it is an industry practice to increase tuition annually and that industry norms in recent years have seen increases in approximately a 3% to 5% range. Management expects this will continue to be the industry trend for the foreseeable future.

The decrease in average enrollments are primarily a result of employee turnover at the school administrator level that occurred primarily during Fiscal 2005 and continued, to a lesser extent, into the Fiscal 2006 enrollment season. The vacancies among our administrators resulted in less effective new customer tours and sales efforts. Schools with a vacancy in a key administrative position, resulted in reduced communications with existing customers. As the Company successfully continued to fill these positions, personnel costs increased at a faster rate than revenue. This negatively impacted the gross margin in Fiscal 2006.

During Fiscal 2006, approximately 97% of the Company’s gross revenue came directly from our customers versus 3% from governmental agencies. Management believes this is significantly different from many providers in the education industry where a more significant portion of revenue is generated through government pay sources.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are established in the early years of a school’s life, which are leveraged as enrollments ramp up (dollars in thousands).

	Fiscal		Dollar	Percent
	2006	2005	Increase (decrease)
Comparable Schools	$74,138	$72,772	$1,366	1.9%
Schools opened or acquired	1,763	1,088	675	62.0

	$75,901	$73,860	$2,041	2.8%

For Fiscal 2006, personnel cost increased $2,041,000 or 2.8% to $75,901,000 from $73,860,000 for Fiscal 2005. Personnel cost was 46.9% of revenue for Fiscal 2006 and Fiscal 2005.

Personnel costs from comparable schools increased $1,366,000 or 1.9% during Fiscal 2006 as compared to Fiscal 2005. This increase was primarily driven by a $969,000 increase in employee wages, payroll tax and vacation pay. Additionally, increased healthcare benefit costs accounted for $397,000, or 29.1% of this increase.

Wages and benefits increased $675,000 from schools opened during Fiscal 2006 or Fiscal 2005 as compared to Fiscal 2005. Three schools were opened during Fiscal 2006 and Fiscal 2005 as discussed in the Revenue section above.

School operating costs

School operating costs primarily include maintenance, janitorial, food, supplies, utilities, transportation, school level marketing spending and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools a base level of costs are established in the early years of a school’s life, which are leveraged in later years as enrollments ramp up (dollars in thousands).

	Fiscal		Dollar	Percent
	2006	2005	Increase (decrease)
Comparable Schools	$22,212	$21,578	$634	2.9%
Schools opened or acquired	580	342	238	69.6
Other, non-school	145	218	(73)	(33.5)

	$22,937	$22,138	$799	3.6%

For Fiscal 2006, school operating costs increased $799,000 or 3.6% versus Fiscal 2005. School operating cost increased to 14.2% of revenue for Fiscal 2006 from 14.1% of revenue for Fiscal 2005.

Operating costs for comparable schools operated by the Company during the entire year for Fiscal 2006 and Fiscal 2005 increased $634,000 to $22,212,000 for Fiscal 2006 from $21,578,000 for Fiscal 2005. This 2.9% increase was the result of increases in bad debt of $459,000, utilities of $330,000, program cost of $199,000, recruitment of $145,000 and transportation of $117,000, which were partially offset by decreases in marketing costs of $193,000, food costs of $173,000, costs related to prior year operations of The Activities Club, which closed in 2005 of $182,000 and other expenses of $68,000. The bad debt cost increase resulted primarily from more uniform application of collection standards in certain schools, which also may have had a negative impact on enrollment. Increased utilities and transportation costs resulted from increased energy costs and improved services to schools as the Company-wide roll out of broadband service to its school base to support its information technology system efforts. Increased program cost resulted from the implementation of a new Spanish language curriculum. Lower school based marketing resulted from a shift to corporate based marketing included in rent and other expense and not an overall reduction in marketing spending.

Operating costs increased $238,000 from schools opened or acquired during Fiscal 2006 or Fiscal 2005 as compared to Fiscal 2005. Three schools were opened or acquired during Fiscal 2006 and Fiscal 2005 as discussed in the Revenue section above.

Rent and other

Rent and other costs primarily include property rent and taxes, the Company’s retention of a portion of claims including worker’s compensation and property damage, depreciation and amortization, regional marketing, vehicle and equipment rent and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives or a ramp up in school openings (dollars in thousands).

	Fiscal		Dollar	Percent
	2006	2005	Increase (decrease)
Comparable Schools	$37,677	$37,703	$(26)	(0.1)%
Schools opened or acquired	1,082	726	356	49.0
Pre-Opening Costs	42	39	3	7.7
Other, non-school	1,071	1,041	30	2.9

	$39,872	$39,509	$363	0.9%

For Fiscal 2006, rent and other costs increased $363,000 or 0.9% versus Fiscal 2005. Rent and other decreased to 24.6% of revenue for Fiscal 2006 from 25.1% of revenue for Fiscal 2005.

Rent and other costs from comparable schools operated by the Company during the entire year for Fiscal 2006 and Fiscal 2005 decreased $26,000. This 0.1% decrease was the result of lower depreciation expense of $707,000, property damage and workers’ compensation claims retained by the Company of $266,000 and lower vehicle lease costs of $50,000, which were partially offset by increases in occupancy costs of $602,000 and increased marketing costs of $390,000. The increase in occupancy costs is primarily due to contractual rent increases driven by the Consumer Price Index (CPI), certain lease renewals or extensions and property tax increases. Corporate based marketing increased from a shift in school based marketing previously charged to school operating expenses described above. Lower depreciation was partially due to lower capital spending rates in the first three quarters of Fiscal 2006. Insurance expense decreased due to a change in estimates of self insured worker compensation and property losses and the effect of a prior year worker compensation adjustment related to the Company’s 2002/2003 worker compensation policy period.

Rent and other costs from schools opened or acquired during Fiscal 2006 as compared to Fiscal 2005 increased $356,000. Three schools were opened or acquired during Fiscal 2006 and Fiscal 2005 as discussed in the Revenue section above.

Gross profit

As a result of the factors mentioned above, gross profit for Fiscal 2006 increased $1,019,000 or 4.6% to $23,047,000 from $22,028,000 for Fiscal 2005. Gross profit was 14.2% of revenue for Fiscal 2006 and 14.0% of revenue for Fiscal 2005. The change in gross profit for Fiscal 2006 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal		Dollar	Percent
	2006	2005	Increase (decrease)
Comparable Schools	$21,928	$21,595	$333	1.5%
Schools opened or acquired	248	(377)	625	165.8
Pre-Opening Costs	(41)	(39)	(2)	(5.1)
Other, non-school	912	849	63	7.4

	$23,047	$22,028	$1,019	4.6%

Asset impairment

Asset impairments for Fiscal 2005 of $86,000 reflects management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by certain assets that are less than the carrying value of the assets. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. The loss was measured as the excess of the carrying amount of the asset over the fair value of the assets, primarily leasehold improvements and furniture and equipment. Such estimates required the use of judgments and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no asset impairments recorded in Fiscal 2006.

General and administrative expenses

General and administrative expenses for Fiscal 2006 decreased $1,025,000 or 7.0% to $13,523,000 from $14,548,000 for Fiscal 2005.

The decrease in general and administrative expenses for Fiscal 2006 was due primarily to a $1,500,000 valuation allowance related to the doubtful collection of the note receivable from Total Education Solutions, Inc. (“TES”) incurred in Fiscal 2005.

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

Stock compensation costs of $555,000 are included in the Company’s results for the first time during Fiscal 2006 on adoption of new accounting treatment, Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payments (“SFAS 123 (R)”), requiring expensing of stock based compensation. The Company expects to continue its historical practice of issuing stock options which will result in additional stock based compensation in the future, although amounts may vary.

Total professional fees increased $254,000 primarily due to investment in consulting support for the Company’s strategic plan development and an increase in legal and accounting fees related to regulatory compliance and corporate governance.

Corporate depreciation increased $263,000 and information technology expense increased $161,000 as the Company continued to invest in its financial and operating systems.

Operating Income

As a result of the factors mentioned above, operating income increased $2,130,000 or 28.8% to $9,524,000 for Fiscal 2006 from $7,394,000 for Fiscal 2005. Operating income increased in Fiscal 2006 to 5.9% of revenue from 4.7% in Fiscal 2005.

Interest expense

Interest expense decreased $1,223,000 or 45.4% to $1,469,000 for Fiscal 2006 from $2,692,000 for Fiscal 2005. The decrease in interest expense is primarily due to the retirement of $10,000,000 of 13.25% subordinated debt and reduction in average amounts outstanding under the Company’s senior bank credit facility.

Income tax expense

Income tax expense for Fiscal 2006 was $3,285,000 as compared to $1,831,000 for Fiscal 2005. The Company’s effective tax rate for Fiscal 2006 was 39.1%. The income tax expense for Fiscal 2006 is greater than the combined statutory income tax rate of 39% due to permanent differences between book and tax net income primarily consisting of nondeductible travel and meals expense. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and tax non-deductible expenses and credits.

At July 1, 2006 and July 2, 2005, the Company had net deferred tax assets totaling $2,345,000 and $4,412,000, respectively. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Discontinued operations

Discontinued operations at the beginning of Fiscal 2005 consisted of eighteen schools and one undeveloped property held for sale. Of the eighteen schools, seven schools were subleased, six schools were vacant and five were operating schools held for sale. The undeveloped property was sold during the second quarter of Fiscal 2005. Of the six vacant schools, one owned by the Company was sold in the first quarter of Fiscal 2005, two schools were returned to the respective landlords and the Company has no further obligations under these leases and three schools remained vacant at the end of Fiscal 2005.

Of the two schools returned to the respective landlords, one was returned in September 2004 at the end of its natural lease term, there was no impact to the accrued lease reserve for this school. The other school was returned to the landlord prior to the end of the lease term and the Company was released from any future obligation for this school, which resulted in a recapture of the discounted future lease payments that were reserved during Fiscal 2004. The amount of the recapture related to this school was approximately $337,000 in the fourth quarter of Fiscal 2005.

In addition, during the fourth quarter of Fiscal 2005 the Company reached an agreement with the landlord of one of the vacant properties on the buyout amount required if the landlord were able to sell the property to a third party.

Of the five operating schools included in discontinued operations at the start of Fiscal 2005, one school was closed and the remaining four schools were evaluated by the Company to determine their future viability during the third quarter of Fiscal 2005. Based on the absence of reasonable offers to purchase these schools, the Company determined the four schools would return to operating schools and as such, they are included in results from continuing operations as of the third quarter of Fiscal 2005. As a result, the Company did not hold any schools for sale at the end of Fiscal 2005.

Discontinued operations at the beginning of Fiscal 2006 consisted of ten schools, seven of which were subleased and three of which were vacant. During Fiscal 2006, one lease expired and two were returned to the respective landlords and the Company has no further obligations under these leases. Additionally, one property was vacated by the sub-lessee (see discussion in lease commitments section below). At the end of Fiscal 2006, discontinued operations consisted of seven schools, six of which were subleased, one of which was vacant.

An asset impairment charge for Fiscal 2005 of $130,000 reflected management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by certain assets that are less than the carrying value of the assets. These cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. The loss was measured as the excess of the carrying amount of the asset over the fair value of the assets, primarily leasehold improvements and furniture and equipment. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no asset impairments recorded in Fiscal 2006.

For comparative purposes, the operating results of seven schools that were sold and classified in discontinued operations during Fiscal 2007 are presented as discontinued operations during Fiscal 2006 and 2005. The operating results for discontinued operations in the consolidated statements of operations for Fiscal 2006 and Fiscal 2005, net of tax are as follows (dollars in thousands):

	Fiscal
	2006	2005
Revenues	$6,572	$7,053
Cost of services	(5,661)	(5,697)
Closed school lease reserves	(228)	(277)
Rent and other	(1,734)	(1,809)
Asset impairments	—	(130)

Income (loss) from discontinued operations before income tax benefit	(1,051)	(860)
Income tax benefit (expense)	410	321

Income (loss) from discontinued operations	$(641)	$(539)

Net Income

As a result of the above factors, the Company’s net income was $4,479,000 for Fiscal 2006 as compared to $2,516,000 for Fiscal 2005.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its Revolving Credit Commitment under the 2006 Credit Agreement. During Fiscal 2007, the Company generated additional net cash increases of approximately $8,495,000 from the sale of certain assets and repayment on notes receivable. The Company evaluates opportunities from time to time to sell properties to third parties. Principal uses of liquidity are debt service, capital expenditures related to the renovation and maintenance of its existing schools and capital expenditures related to new school development, furniture, fixtures, technology and curriculum. During Fiscal 2007, the Company also used cash in the acquisition of Discovery Isle schools. At June 30, 2007 and September 4, 2007, there were no amounts outstanding under the 2006 Credit Agreement and there was $1,737,000 outstanding for letters of credit. The total unused and available portion of the 2006 Credit Agreement, after allowance for the letters of credit, at June 30, 2007 and at September 4, 2007 was $48,263,000.

Cash provided by operating activities for Fiscal 2007, 2006 and 2005 was $19,004,000, $13,644,000 and $12,389,000, respectively. The $5,360,000 increase in Fiscal 2007 as compared to Fiscal 2006 was primarily due to an increase in net income of $2,886,000, a net increase in cash from working capital items of $4,086,000, offset by a decrease from adjustments to net income of $1,612,000. The $1,255,000 increase in Fiscal 2006 as compared to Fiscal 2005 was primarily due to an increase in net income of $1,963,000, an increase in working capital of $429,000, offset by a decrease from adjustments to net income of $1,137,000.

Cash used in investing activities for Fiscal 2007, 2006 and 2005 was $11,233,000, $8,244,000 and $2,136,000, respectively. The $2,989,000 increase in Fiscal 2007 as compared to Fiscal 2006 was primarily due to an increase in cash used for the acquisition of assets and investment in trade names of $9,161,000, resulting from the Discovery Isle school acquisition in Fiscal 2007 relative to The Honor Roll School acquisition in Fiscal 2006, an increase in capital improvements spending of $2,123,000, and the purchase of a note receivable for $200,000; offset by proceeds from the sale of assets of $4,985,000 and proceeds from the collection of a note receivable of $3,510,000. The $6,108,000 increase in Fiscal 2006 as compared to Fiscal 2005 was primarily due to cash used for the acquisition of The Honor Roll School of $2,639,000, increased capital improvements spending of $761,000, investments in franchises and trade names of $311,000 and a decrease of cash proceeds from the sale of properties and the collection of a note that occurred in Fiscal 2005 totaling $2,397,000.

Cash used in financing activities for Fiscal 2007 was $13,794,000 compared to cash provided by financing activities in Fiscal 2006 of $1,512,000 and cash used in financing activities in Fiscal 2005 of $10,044,000. Cash used in Fiscal 2007 was primarily due to the repayment of term debt for the credit facility extinguished in the second quarter of Fiscal 2007. Cash provided in Fiscal 2006 was primarily due to the exercise of a common stock warrant for the purchase of 585,803 shares of the company common stock offset by repayments of senior long term debt, which provided $3,639,097 as discussed below. Cash used in Fiscal 2005 was primarily due to the retirement of $10,000,000 of 13.25% subordinated debt.

In connection with a $10,000,000 senior subordinated note issued in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company’s common stock at $8.5625 per share. The senior subordinated note was retired February 20, 2004. In accordance with the terms of the warrant, the number of shares available for purchase and the price of purchase were adjusted to prevent dilution of the ownership position at the time the warrant was issued and to accommodate a drop in the price of common stock prior to May 31, 2000. In accordance with these terms, the adjusted number of common shares available for purchase increased to 585,803 at $6.21 per share.

In June 2006 the warrants were exercised for the purchase of 585,803 shares of the common stock of the Company at $6.21 per share for total proceeds to the Company of $3,639,097. The exercise represented the purchase of 100% of the shares available under the warrant. Subsequent to the purchase, no warrants are outstanding for the purchase of common shares of the Company.

As a result of the above cash flow activity, total cash and cash equivalents decreased by $6,023,000 from $9,837,000 at July 1, 2006 to $3,814,000 at June 30, 2007.

Revolving Credit Agreement

At the beginning of Fiscal 2007, the Company had a credit agreement with Harris Trust in the amount of $25,000,000, which provided for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on February 20, 2009. On October 30, 2006, the Company extinguished the loan facility under its Prior Credit Agreement. At the time of retirement, the outstanding Term Loan in the amount of $12,500,000 was paid and the Company recognized in interest expense $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement.

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (“2006 Credit Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Credit Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Credit Agreement replaced and extinguished all outstanding balances under the Prior Credit Agreement. Under terms of the 2006 Credit Agreement, proceeds may be used to fund permitted acquisitions, additional capital expenditures and for ongoing business operations. The borrowing rates on the 2006 Credit Agreement are provided by a leverage based matrix associated with Libor indexed borrowings, which are lower by up to 75 basis points and bank base rate borrowings, which are lower by up to 50 basis points as compared to the Prior Credit Agreement. The 2006 Credit Agreement has a five year term that ends on October 30, 2011. As of June 30, 2007, except for the letters of credit, there were no outstanding borrowings on the 2006 Credit Agreement.

The 2006 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. The Company’s loan covenants under its 2006 Credit Agreement limit the amount of senior debt borrowings.

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. At June 30, 2007, letter of credit commitments totaled $1,737,000.

The Company’s most significant contractual obligations are real estate leases for its private pay schools. Additionally, the Company has closed locations for which it continues to have cash obligations under lease agreements with third party landlords. The Company attempts to mitigate these cash payment obligations by subleasing the locations to third parties. The Company has cash risk for the future real estate leases for closed schools for which it does not have third party sublease coverage or where third party sublease coverage on any specific sublease may not equal the total cash obligation under the lease agreement for that property.

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at June 30, 2007 (dollars in thousands):

	Operating Lease Commitments				Closed Location Cash Sublease Amounts Due to the Company	Net Uncovered Cash On Closed School Lease Commitments
	Continuing Operations		Discontinued Operations	Total Operating Lease Commitments
Fiscal Year	Vehicle and Other Leases	Real Estate Leases	Closed Location Real Estate Leases
2008	$1,133	$28,656	$2,239	$32,028	$967	$1,272
2009	633	27,049	2,239	29,921	1,696	543
2010	477	25,535	2,219	28,231	1,657	562
2011	364	23,084	2,172	25,620	1,646	526
2012	317	20,257	1,846	22,420	1,393	453
2013 and thereafter	30	90,737	5,618	96,385	2,967	2,651

Total	$2,954	$215,318	$16,333	$234,605	$10,326	$6,007

Most of the above real estate leases contain annual rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all operating leases included in continuing operations was $28,298,000, $25,455,000 and $24,656,000 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

Net uncovered cash on closed school lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from third party sub-tenants or assignee. The amount is the net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if sublessees default under their sublease with the Company or if the Company is successful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties.

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of June 30, 2007, the remaining reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2015.

At the beginning of Fiscal 2007, the Company had lease obligations for seven closed schools, six of which were subleased and one of which was vacant. The lease reserve for these closed schools at July 1, 2006 was $1,764,000.

During Fiscal 2007, the Company utilized $1,598,000 of the reserve for closed school lease payments.

During Fiscal 2007, one property that had been previously occupied under a sublease was vacated. During the third quarter of Fiscal 2007, the Company entered into an agreement to sublease this property. Under the terms of the agreement, the Company is obligated to pay rent and property tax on behalf of the subtenant through May 31, 2008. Based upon the terms of this agreement, the Company increased the reserve related to this closed school by $1,284,000. The reserve amount also includes estimated legal and broker fees that have been incurred to consummate this transaction. The Company believes the current reserve is sufficient for the Company’s remaining obligations that are not covered by the sublease.

During Fiscal 2007, another property that had previously been occupied under a sublease was vacated. The Company believes this building will be occupied by a sub-tenant during the first quarter of Fiscal 2008 and the remaining lease obligation will be partially offset by payments from the subtenant. Accordingly, a charge of $102,000 has been recorded to reflect the Company’s estimated remaining lease obligation for this property.

Another school was closed during Fiscal 2007 and remains vacant. Accordingly, during Fiscal 2007, a charge of $636,000 has been recorded to reflect an estimate of time that management believes will be required to find a new tenant, subsequent estimated sublease income and anticipated broker commissions.

During Fiscal 2007, the Company has recognized $5,000 in expense in regard to the present value difference of the Company’s lease obligations and subtenant payments for three properties that are subleased for amounts less than the Company’s lease obligation.

Charges to discontinued operations recognized during Fiscal 2007 related to changes in estimated lease obligations totaled approximately $2,027,000. These charges resulted in a charge to Fiscal 2007 discontinued operations and basic and diluted earnings per share of $0.14 and $0.12, respectively. As of June 30, 2007, the total lease reserve for these schools was $2,193,000. As of June 30, 2007, the Company had continuing lease obligations for eight closed schools, six of which were subleased and two of which were vacant. Subsequent to June 30, 2007, one of the two vacant locations was subleased.

Capital Expenditures

During Fiscal 2007, the Company opened three new preschools and acquired six preschools. Company funded capital expenditures for new school development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the school. The capital expenditure funds to open these schools were provided by cash flow from operations. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2007, this limitation was $8,000,000.

During Fiscal 2006, the Company opened one preschool. The property’s landlord provided substantially all of the leasehold related funding and took the risk of project completion.

Capital expenditures are as follows: (dollars in thousands):

	Fiscal
	2007	2006	2005
New school development	$1,054	$293	$409
Fixed assets from acquisitions	—	175	—
Renovations and equipment purchases	5,471	2,911	3,293
Corporate and information systems	987	2,010	831

	$7,512	$5,389	$4,533

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

Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address quantifying the financial statement effects of misstatements. The SEC believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material to either the income statement or the balance sheet, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s presented financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 will be effective for the Company for Fiscal 2008. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures about the extent to which companies’ measure assets and liabilities at fair value, the information and methods used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 will be implemented by the Company as of the first quarter of Fiscal 2009. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements. The following accounting policies are considered critical to the preparation of the Company’s consolidated financial statements due to the estimation processes and judgment involved in their application.

Revenue Recognition

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services over time, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other net revenues, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues are recognized as services are performed. Tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants credit for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and the District of Columbia and as a result, the Company is not dependent on economic conditions in any one geographic area or market.

Long-lived and Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

During Fiscal 2006 and Fiscal 2005, asset impairment charges of $30,000 and $216,000 were recorded, respectively. Asset impairments for Fiscal 2005 included charges of $86,000 in continuing operations and $130,000 in discontinued operations. There were no asset impairments recorded in Fiscal 2007.

Goodwill

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year or when changes in circumstances warrant. The Company engages an independent, third party consultant to review its calculations required by SFAS No. 142, “Goodwill and Other Intangible Assets” and, if necessary, the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

For Fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2007 indicated that no impairment existed for the Company’s reporting units, as such, the Company did not record goodwill impairment for Fiscal 2007; however, there can be no assurance that such a charge will not be recorded in future periods.

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

The Company files a U.S. federal income tax return and various state income tax returns, which are subject to examination by tax authorities. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company’s estimated tax liability is subject to change as examinations of specific tax years may occur in the respective jurisdictions, which may include possible adjustments related to the nature and timing of deductions and the local attribution of income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swap agreements.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has no cash flow exposure on notes payable aggregating $0 and $180,000 at June 30, 2007 and July 1, 2006, respectively. Further, the Company has cash flow risk on its 2006 Credit Agreement. The 2006 Credit Agreement and the Prior Credit Agreement were subject to variable LIBOR and prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $74,000 and $92,000 in Fiscal 2007 and Fiscal 2006, respectively. As of June 30, 2007, except for the letters of credit, the Company had no balance outstanding on the 2006 Credit Agreement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company’s independent registered public accounting firm thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-29 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 6, 2007, the Audit Committee of the Board of Directors (the “Audit Committee”) of Nobel Learning Communities, Inc. (the “Company”) voted to end its relationship with BDO Seidman, LLP (“BDO”) as the independent registered public accounting firm for the Company, and to engage Grant Thornton LLP (“Grant Thornton”) as the Company’s new independent registered public accounting firm.

The report of BDO on the consolidated financial statements of the Company for the fiscal years ended July 1, 2006 and July 2, 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. BDO’s report, dated September 12, 2006, on the consolidated financial statements of the Company expressed an unqualified opinion.

During the Company’s fiscal years ended July 1, 2006 and July 2, 2005, and through June 6, 2007, the Company did not have any disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company’s fiscal years ended July 1, 2006 and July 2, 2005 and through June 6, 2007, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

The Company provided BDO with a copy of the 8-K report prior to its filing with the Commission, and requested that BDO furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company in response to this item and, if not, stating the respects in which it does not agree. A copy of the letter, dated June 6, 2007, furnished by BDO in response to that request is filed as Exhibit 16.1 to the Form 8-K filed on June 8, 2007.

During the Company’s fiscal years ended July 1, 2006 and July 2, 2005 and through June 6, 2007, neither the Company nor anyone acting on its behalf consulted with Grant Thornton regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSAND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Report:

All other schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K.

The exhibits to this Annual Report on Form 10-K are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed or furnished as part of the Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	The Registrant’s Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.)

3.2	The Registrant’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995 and incorporated herein by reference.)

3.3	The Registrant’s Amended and Restated By-laws as modified November 15, 2001. (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

3.5	Certificate of Elimination of the Designation of the Series E Convertible Preferred Stock (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2007, and incorporated herein by reference.)

3.6	The Registrant’s Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock. (Filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

3.7	Certificate of Elimination of the Designation of the Series F Convertible Preferred Stock (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2007, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
4.1	Executive Nonqualified Excess Plan of Registrant Plan Document (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.2	Executive Nonqualified Excess Plan of Registrant Adoption Agreement (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

10.1	Investment Agreement dated as of June 30, 1998 between the Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.2	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.3	Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.4	Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.5	Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 4(af) to the Registrant’s Quarterly Report on Form 10-Q with respect to the quarter ended June 30, 1994 and incorporated herein by reference.)

10.6	Amendment dated February 23, 1996 to Registration Rights Agreement between the Registrant and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10.7	Second Amendment dated as of June 17, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.8	Third Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Edison Venture Fund II, L.P. and A.J. Clegg. (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.9	Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4A to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995 and incorporated herein by reference.)

10.10	Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the common stock of the Registrant. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.11	First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.12	First Amendment dated as of June 17, 2003 to First Amended and Restated Registration Rights Agreement between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.13*	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

10.14*	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

10.15*	Consultant Agreement dated as of July 11, 2003 among the Registrant, A.J. Clegg and Tuscan Business Solutions, Inc. (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.16*	Consultant Agreement dated as of August 29, 2003 between the Registrant and John R. Frock. (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.17	Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.18	First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.19	Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.20*	Amended Employment Agreement dated as of September 6, 2005 between the Registrant and George Bernstein. (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, and incorporated herein by reference.)

10.21	Credit Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries as Guarantors and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004 and incorporated herein by reference.)

10.22	Revolving Note, dated as of February 20, 2004 in the principal amount of $8,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004 and incorporated herein by reference.)

10.23	Term Note, dated as of February 20, 2004 in the principal amount of $15,000,000, payable to the order of Harris Trust and Savings Bank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004 and incorporated herein by reference.)

10.24	Security Agreement, dated as of February 20, 2004 among the Registrant, certain of its subsidiaries and Harris Trust and Savings Bank as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2004 and incorporated herein by reference.)

10.25	First Amendment to Credit Agreement dated as of April 19, 2004 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2004 and incorporated herein by reference.)

10.26	Second Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated April 1, 2005 and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.27	Third Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris Trust and Savings Bank. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated April 1, 2005 and incorporated herein by reference.)

10.28	Fourth Amendment to Credit Agreement dated as of February 11, 2005 between the Registrant and Harris, N.A. (formerly Harris Trust and Savings Bank). (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 7, 2005 and incorporated herein by reference.)

10.29*	Separation Agreement and General Release dated as of June 28, 2005 between Kathy E. Herman and the Registrant. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2005 and incorporated herein by reference.)

10.30*	Omnibus Incentive Equity Compensation Plan of the Registrant, (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124247) filed on April 22, 2005 and incorporated herein by reference.)

10.31	Employment Agreement dated as of May 10, 2006 between the Registrant and Lee Bohs. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2006 and incorporated herein by reference.)

10.32	Fifth Amendment to Credit Agreement dated as of May 8, 2006 between the Registrant and Harris, N.A. (formerly Harris Trust and Savings Bank). (Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, and incorporated herein by reference.)

10.33	Sixth Amendment to Credit Agreement dated as of June 30, 2006 between the Registrant and Harris, N.A. (formerly Harris Trust and Savings Bank. (Filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, and incorporated herein by reference.)

10.34	Form of Incentive Stock Option Certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.35	Form of Non-Qualified Stock Option Agreement (Non-Employee Director), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.36	Form of Non-Qualified Stock Option Agreement (Employee), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.37	Form of Stock Award certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.38	Amended and Restated Credit Agreement dated as of October 30, 2006 between the Registrant and Harris, N.A., as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 3, 2006, and incorporated herein by reference.)

10.39	Amended and Restated Security Agreement dated as of October 30, 2006 between the Registrant and Harris, N.A., as administrative agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 3, 2006, and incorporated herein by reference.)

10.40	Amended and Restated Employment Agreement dated as of April 6, 2007 between the Registrant and George Bernstein. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.41	Severance Agreement dated as of April 6, 2007 between the Registrant and George Bernstein. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.42	Severance Agreement dated as of April 6, 2007 between the Registrant and Thomas Frank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.43	Severance Agreement dated as of April 6, 2007 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.44	Severance Agreement dated as of April 6, 2007 between the Registrant and Jeanne Marie Welsko. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.45	Severance Agreement dated as of April 6, 2007 between the Registrant and Osborne F. Abbey. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.46	Severance Agreement dated as of April 6, 2007 between the Registrant and G. Lee Bohs. (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

14	Code of Business Conduct and Ethics of the Registrant, as adopted June 3, 2004. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2004, and incorporated herein by reference.)

16.1	Letter from BDO Seidman, LLP to the SEC, dated June 6, 2007 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on June 8, 2007, and incorporated herein by reference.)

21	List of subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of Grant Thornton, LLP. (Filed herewith.)

23.2	Consent of BDO Seidman, LLP. (Filed herewith.)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

*	Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*)

(c)	Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2007	NOBEL LEARNING COMMUNITIES, INC

	By:	/s/ GEORGE H. BERNSTEIN
George H. Bernstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date

/S/ GEORGE H. BERNSTEIN George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007

/S/ THOMAS FRANK Thomas Frank	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2007

/S/ THERESE KREIG CRANE Therese Kreig Crane	Director	September 13, 2007

/S/ DAVID BEALE David Beale	Director	September 13, 2007

/S/ STEVEN B. FINK Steven B. Fink	Director	September 13, 2007

/S/ PETER H. HAVENS Peter H. Havens	Director	September 13, 2007

/S/ RICHARD J. PINOLA Richard J. Pinola	Director	September 13, 2007

/S/ MICHAEL J. ROSENTHAL Michael J. Rosenthal	Director	September 13, 2007

/S/ RALPH SMITH Ralph Smith	Director	September 13, 2007

/S/ DAVID L. WARNOCK David L. Warnock	Director	September 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nobel Learning Communities, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Nobel Learning Communities, Inc. and Subsidiaries referred to in our report dated September 10, 2007, which is included in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Grant Thornton, LLP

Philadelphia, Pennsylvania

September 10, 2007

S-1

SCHEDULE II

Nobel Learning Communities, Inc.

Valuation and Qualifying Accounts.

(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Balance at end of period
Year ended June 30, 2007
Allowance for doubtful accounts	$698	588	(1,099)	$187

Year ended July 1, 2006:
Allowance for doubtful accounts	$879	962	(1,143)	$698

Year ended July 2, 2005:
Allowance for doubtful accounts	$912	447	(480)	$879

S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nobel Learning Communities, Inc.

We have audited the accompanying consolidated balance sheet of Nobel Learning Communities, Inc. and Subsidiaries (the Company, a Delaware corporation) as of June 30, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the fiscal year (52 weeks) then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities Inc. and subsidiaries as of June 30, 2007, and the results of their operations and its cash flows for the fiscal year (52 weeks) then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton, LLP

Philadelphia, Pennsylvania
September 10, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nobel Learning Communities, Inc

West Chester, PA

We have audited the accompanying consolidated balance sheet of Nobel Learning Communities, Inc. and Subsidiaries as of July 1, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended July 1, 2006. We have also audited the schedule in the accompanying index for each of the two years in the period ended July 1, 2006. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc and Subsidiaries at July 1, 2006 and the results of their operations and their cash flows for each of the two years in the period ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended July 1, 2006.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 12, 2006, except for Note 6 which is as of September 10, 2007

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share amounts)

	June 30, 2007	July 1, 2006
ASSETS
Cash and cash equivalents	$3,814	$9,837
Customer accounts receivable, less allowance for doubtful accounts of $187 at June 30, 2007 and $698 at July 1, 2006	949	2,135
Deferred tax asset	—	1,252
Prepaid rent	2,664	2,559
Prepaid expenses and other current assets	3,116	3,030

Total Current Assets	10,543	18,813

Property and equipment, at cost	69,665	73,122
Accumulated depreciation and amortization	(45,253)	(47,415)

Property and equipment, net	24,412	25,707

Goodwill	47,499	38,374
Intangible assets, net	4,182	1,528
Deferred tax asset	388	1,093
Deposits and other assets	1,220	904

Total Assets	$88,244	$86,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$2,180
Accounts payable and other current liabilities	18,620	12,714
Accrued lease obligations for discontinued operations	2,193	1,764
Deferred revenue	12,835	11,885
Deferred tax liability	35	—

Total Current Liabilities	33,683	28,543

Long-term obligations	—	11,000
Other long term liabilities	343	596

Total Liabilities	34,026	40,139

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding at June 30, 2007; 3,283,419 shares issued and outstanding at July 1, 2006; $2,000 and $12,401 liquidation preference at June 30, 2007 and July 1, 2006, respectively	1	3
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,365,610 and 8,092,776 shares issued and outstanding at June 30, 2007 and July 1, 2006, respectively	10	8
Additional paid-in capital	56,676	55,778
Accumulated deficit	(2,469)	(9,509)

Total Stockholders’ Equity	54,218	46,280

Total Liabilities and Stockholders’ Equity	$88,244	$86,419

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Revenues	$182,817	$161,757	$157,535

Operating expenses:
Personnel costs	86,822	75,901	73,860
School operating costs	24,815	22,937	22,138
Rent and other	43,688	39,872	39,509

Total Cost of Services	155,325	138,710	135,507

Gross profit	27,492	23,047	22,028
Asset impairments	—	—	86
General and administrative expenses	16,993	13,523	14,548

Operating income	10,499	9,524	7,394
Interest expense	1,385	1,469	2,692
Other income, net	(3,871)	(350)	(184)

Income from continuing operations before income taxes	12,985	8,405	4,886
Income tax expense	5,064	3,285	1,831

Income from continuing operations	7,921	5,120	3,055
Loss from discontinued operations, net of income tax benefit of $355, $410 and $321, respectively	(556)	(641)	(539)

Net income	7,365	4,479	2,516
Preferred stock dividends	325	487	642

Net income available to common stockholders	$7,040	$3,992	$1,874

Basic income per share:
Income from continuing operations	$0.85	$0.62	$0.34
Loss from discontinued operations	(0.06)	(0.08)	(0.07)

Net income per share	$0.79	$0.54	$0.27

Diluted income per share:
Income from continuing operations	$0.75	$0.51	$0.31
(Loss) from discontinued operations	(0.05)	(0.07)	(0.05)

Net income per share	$0.70	$0.44	$0.26

Weighted average common stock outstanding (in thousands):
Basic	8,957	7,473	7,064
Diluted	10,580	10,080	9,719

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Fiscal Years Ended June 30, 2007, July 1, 2006, and July 2, 2005

(Dollars in thousands except share data)

					Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
July 3, 2004	6,015,807	$6	6,842,707	$7	$(1,375)	$51,216	$(15,375)	$(204)	$34,275
Comprehensive income:
Net income	—	—	—	—	—	—	2,516	—	2,516
Swap contract, net of tax	—	—	—	—	—	—	—	157	157

Total comprehensive income									$2,673

Issuance of preferred stock dividends	190,438	—	—	—	—	897	—	—	897
Conversion of preferred stock	(3,030,408)	(3)	798,700	1	—	2	—	—	—
Stock options exercised			39,200	—	—	187	—	—	187
Treasury shares cancelled	—	—	(193,800)	—	1,000	(1,000)	—	—	—
Preferred dividends	—	—	—	—	—	—	(642)	—	(642)

July 2, 2005	3,175,837	3	7,486,807	8	(375)	51,302	(13,501)	(47)	37,390
Comprehensive income:
Net income	—	—	—	—	—	—	4,479	—	4,479
Swap contract, net of tax	—	—	—	—	—	—	—	47	47

Total comprehensive income									4,526

Issuance of preferred stock	107,582	—	—	—	—	502	—	—	502
Exercise of warrants	—	—	585,803	—	—	3,639	—	—	3,639
Compensation for employee stock options	—	—	—	—	—	555	—	—	555
Stock options exercised			20,166	—	—	155	—	—	155
Treasury shares cancelled	—	—	—	—	375	(375)	—	—	—
Preferred dividends	—	—	—	—	—	—	(487)	—	(487)

July 1, 2006	3,283,419	3	8,092,776	8	—	55,778	(9,509)	—	$46,280
Comprehensive income:
Net income	—	—	—	—	—	—	7,365	—	7,365
Issuance of preferred stock	36,445	—	—	—	—	175	—	—	175
Conversion of Series E and Series F Preferred Stock	(2,256,034)	(2)	2,256,034	2	—	—	—	—	—
Compensation for employee stock options	—	—	—	—	—	666	—	—	666
Stock award shares issued	—	—	10,000	—	—	9	—	—	9
Stock options exercised	—	—	6,800	—	—	48	—	—	48
Preferred dividends	—	—	—	—	—	—	(325)	—	(325)

June 30, 2007	1,063,830	$1	10,365,610	$10	$—	$56,676	$(2,469)	$—	$54,218

The accompanying notes are an integral part of the consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Cash Flows from Operating Activities:
Net income	$7,365	$4,479	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,935	5,748	6,179
Fixed asset impairments	—	30	216
Reserve for discontinued operations	2,028	—	—
Valuation allowance—note receivable	—	—	1,500
Provision for losses on accounts receivable	588	962	447
Share based compensation	675	555	—
Provision for deferred taxes	2,012	1,077	1,269
Gain on recovery of notes receivable	(3,287)	—	—
Gain on sale of assets	(2,190)	—	(133)
Other	(50)	(49)	(18)
Changes in assets and liabilities, net of acquired amounts
Customer accounts receivable	653	(1,311)	341
Prepaid expenses and other current assets	(250)	(384)	(72)
Other assets and liabilities	45	1,511	415
Deferred revenue	849	980	987
Accounts payable and other current liabilities	3,631	46	(1,258)

Net Cash Provided by Operating Activities	19,004	13,644	12,389

Cash Flows from Investing Activities:
Purchase of fixed assets, net of acquired amounts	(7,512)	(5,389)	(4,533)
Proceeds from sale of property and equipment	4,985	—	2,168
Purchase of note receivable	(200)	—	—
Proceeds from repayment of notes receivable	3,510	—	229
School acquisitions	(12,016)	(2,639)	—
Investment in product rights and trade names	—	(216)	—

Net Cash Used in Investing Activities	(11,233)	(8,244)	(2,136)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	48	3,793	187
Borrowings of long term debt	40,715	—	4,700
Repayment of long term debt	(53,895)	(2,281)	(4,195)
Repayment of subordinated debt	—	—	(10,380)
Cash overdraft	—	—	(319)
Payment of debt issuance costs	(381)	—	—
Dividends paid to preferred stockholders	(281)	—	(37)

Net Cash (Used in) Provided by Financing Activities	(13,794)	1,512	(10,044)

Net increase (decrease) in cash and cash equivalents	(6,023)	6,912	209
Cash and cash equivalents at beginning of year	9,837	2,925	2,716

Cash and cash equivalents at end of year	$3,814	$9,837	$2,925

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow (continued)

(Dollars in thousands)

	For the Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$774	$1,246	$2,389
Income taxes	1,052	99	104
Non-cash investing and financing activities:
Issuance of preferred stock for dividend payments	$174	$502	$897
Paid in kind preferred stock dividends	44	487	605

In connection with the purchase of The Honor Roll School during Fiscal 2006 and the Discovery Isle schools during Fiscal 2007, as discussed in Note 3, the fair value of assets acquired are as follows:

Cash paid	$12,016	$2,639	$—
Net liabilities assumed	—	331	—

Fair value of assets acquired	$12,016	$2,970	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company”) is a national network of over 150 nonsectarian private schools, including preschools, elementary schools and middle schools in 13 states across the nation and the District of Columbia, serving approximately 25,000 students. Nobel Learning Communities provides high-quality private education, with small class sizes, caring and skilled teachers and attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before- and after-school programs, the Camp Zone® summer program, learning support programs and specialty high schools. The Company also provides management services for a charter school. These schools operate under various brand names and are located in California, the District of Columbia, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Washington. As of September 4, 2007, we operated 158 schools.

Principles of Consolidation and Basis of Presentation:

Fiscal Period. The fiscal years ended June 30, 2007 (“Fiscal 2007”), July 1, 2006 (“Fiscal 2006”) and July 2, 2005 (“Fiscal 2005”) each include 52 weeks.

Consolidation. All significant intercompany balances and transactions have been eliminated.

Reclassifications. As a result of certain school closures in Fiscal 2007, Fiscal 2006 and Fiscal 2005 and the reclassification in Fiscal 2005 of certain schools from held for sale to continuing operations, the Company has conformed amounts reported for Fiscal years 2006 and 2005 in its Annual Report on Form 10-K to the period ended June 30, 2007. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Recognition of Revenues:

The recognition of net revenues meets the following criteria: the existence of an arrangement through an enrollment agreement or contract, the rendering of educational services over time, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other net revenues, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Other items included in net revenues are primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues are recognized as services are performed. Any tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

Cash and Cash Equivalents:

The Company considers cash on hand, cash in banks and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes this risk by maintaining deposits in high quality financial institutions. Investments in money market accounts which exceed federally insured limits amounted to approximately $2,819,000 and $8,225,000 at June 30, 2007 and July 1, 2006, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

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

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants credit for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and the District of Columbia, and as a result, the Company is not dependent on economic conditions in any one demographic area or market.

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

Maintenance, repairs and minor refurbishments are expensed as incurred. Upon retirement, lease terminations or other disposition of buildings, the cost of property and equipment associated with the facility and the related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Long-Lived and Intangible Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

During Fiscal 2005, impairment charges of $86,000 are included in other asset impairments with respect to certain underperforming schools in continuing operations. During Fiscal 2006 and Fiscal 2005, asset impairment charges of $30,000 and $130,000 respectively, are included in loss from discontinued operations. There were no impairment charges recorded during Fiscal 2007.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

Goodwill:

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year or when changes in circumstances warrant. The Company engages an independent third party consultant to review its calculations required by SFAS No. 142, “Goodwill and Other Intangible Assets” and, if necessary, the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

For Fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for each of these fiscal years indicated that no impairment existed for the Company’s reporting units, as such, the Company did not record any goodwill impairments.

Advertising Costs:

Advertising costs are expensed as incurred. Advertising expense for Fiscal 2007, Fiscal 2006, and Fiscal 2005 was $812,000, $779,000 and $799,000, respectively.

Deferred Financing Costs:

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of June 30, 2007 and July 1, 2006, $350,000 and $655,000 in unamortized financing costs was carried on the Company’s balance sheet, respectively.

Income Taxes:

The Company accounts for income taxes using the asset and liability method, in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in income in the period of enactment. A valuation allowance is recorded based on the judgement as to whether the ultimate realizability of deferred tax assets is more likely than not.

The Company files a U.S. federal income tax return and various state income tax returns, which are subject to examination by tax authorities. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company’s estimated tax liability is subject to change as examinations of specific tax years may occur in the respective jurisdictions, which may include possible adjustments related to the nature and timing of deductions and the local attribution of income.

Stock Compensation:

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. Under that method, compensation cost recognized includes: (a) compensation cost

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on and subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ requisite service period, generally the vesting period. Stock compensation expense is recognized only for the grants expected to vest, which is total estimated value less estimated forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during:

	Fiscal Years
	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	32.6%	36.8%	48.1%
Risk-free interest rate	4.6%	4.0%	3.0% - 3.1%
Weighted average expected life of options	5 years	5 years	4 years
Expected rate of forfeiture	6.4%	5.6%	not applicable

Stock options awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in the statement of operations for Fiscal 2007 and Fiscal 2006 was approximately $675,000 and $555,000, respectively. As of June 30, 2007 and July 1, 2006, there was approximately $633,000 and $682,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.5 years and 1.6 years, respectively. The Company expects to continue its historical practice of issuing stock options, which will result in additional stock based compensation in the future, although amounts may vary.

The following table illustrates the effect on net income and earnings per share for Fiscal Year 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense generally over the options’ vesting periods (dollars in thousands).

Fiscal Year Ended July 2, 2005
Net (loss) income—As reported	$2,516
Deduct stock based compensation determined under fair value based methods for all awards	(369)

Pro Forma net income	$2,147

Basic earnings per share—as reported	$0.27
Basic earnings per share—pro forma	$0.21
Diluted earnings per share—as reported	$0.26
Diluted earnings per share—pro forma	$0.22

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

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

New Accounting Pronouncements:

In September 2006, the Securities and Exchange Commission (the “SEC”) staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address quantifying the financial statement effects of misstatements. The SEC believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material to either the income statement or the balance sheet, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s presented financial statements.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information and methods used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 will be implemented by the Company as of the first quarter of Fiscal 2009. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

2. Earnings (Loss) Per Share:

The Company follows SFAS 128, “Earnings Per Share”. Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible preferred stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, the

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

weighted average number of shares outstanding is used as the denominator. Options to purchase 51,500 shares of common stock from $16.4375 to $10.17 were outstanding during Fiscal 2006 and 23,100 shares of common stock from $16.4375 to $7.875 were outstanding during Fiscal 2005, but these were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

On January 31, 2007, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 1,551,000 shares and no shares of the Series E Preferred Stock remain outstanding. On March 12, 2007, the Company caused the holders of Series F Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 705,000 shares and no shares of the Series F Preferred Stock remain outstanding. Since both the Series E and Series F Preferred Stock had previously been accounted for on an as-converted basis in the Company’s diluted share base, the conversion will have no impact on fully diluted per share calculations. Conversion of the Series E and Series F Preferred Stock will reduce the Company’s use of cash by approximately $528,000 per year by eliminating the cash dividend payable on those shares.

Earnings per share is computed as follows (dollars in thousands):

	For the Fiscal Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Basic income per share:

Net income	$7,365	$4,479	$2,516
Less preferred dividends	325	487	642

Net income available to common stockholders	$7,040	$3,992	$1,874

Weighted average common shares outstanding	8,956,610	7,473,013	7,064,199

Basic income per share	$0.79	$0.54	$0.27

Diluted income per share:

Net income	$7,365	$4,479	$2,516
Weighted average common shares outstanding	8,956,610	7,473,013	7,064,199
Dilutive effect of options, warrants and convertible preferred stock	1,623,810	2,606,637	2,654,782

Weighted average common stock and dilutive securities outstanding	10,580,420	10,079,650	9,718,981

Diluted income per share	$0.70	$0.44	$0.26

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

3. Acquisitions

On December 4, 2006, the Company completed the acquisition of all the outstanding shares of Discovery Isle Child Development Center, Inc. (“Discovery Isle”). Results of the operations of Discovery Isle are included in the consolidated income statement of the Company from December 4, 2006 through June 30, 2007. Discovery Isle is a preschool provider in southern California, operating six preschools located in and around the San Diego area. Discovery Isle is a well established preschool provider in the San Diego market where it has operated for over fourteen years. Discovery Isle complements the Company’s strategy as it serves as a platform for further growth in both the preschool and elementary school in the San Diego market by leveraging their existing brand reputation. Discovery Isle’s strong and growing demographics of the region it serves augments the Company’s existing California presence, and is consistent with the Company’s strategy. On an annualized basis, Discovery Isle had estimated pro-forma operating income, revenues, and total assets of $1,603,000, $10,506,000 and $220,000, respectively. The annualized impact that Discovery Isle would have had on the Company’s basic and diluted earnings per share for Fiscal 2007 is estimated to be $0.05 and $0.04, respectively. Cash paid by the Company for the purchase of Discovery Isle was approximately $12,016,000 and was paid from existing cash resources as well as borrowings from the Company’s credit facility. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition and included, among other items, $143,000 of property and equipment and net current liabilities of $35,000. In addition, the Company has made allocations of $2,990,000 for intangible assets, which include $1,540,000 for the Discovery Isle trade name, which will be amortized over twenty years and $1,450,000 for the acquired student roster, which will be amortized over four years. The remaining purchase price has been recorded as goodwill of $9,080,000. The purchase accounting for Discovery Isle has not been finalized primarily due to a final adjustment to the purchase price contingent upon the achievement of defined performance metrics related to the acquired schools scheduled to be resolved during the third quarter of Fiscal 2008. The goodwill related to this is deductible for tax purposes. For U.S. Federal and State tax purposes, the transaction was treated as an asset purchase. This resulted in a deferred tax asset of $3,541,000.

On June 29, 2006, the Company completed the acquisition of certain net assets of The Honor Roll Schools. The Honor Roll Schools include both a preschool and kindergarten through eighth grade school located in separate facilities on a single campus in Sugar Land, Texas. This acquisition complements the Company’s growth strategy as it establishes a growth platform in Texas. Cash paid by the Company was approximately $2,639,000 and was paid from existing cash resources. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition and included, among other items approximately $506,000 of net current liabilities and $175,000 of property and equipment. In addition, the Company has made allocations of $1,235,000 for intangible assets, which include $580,000 for The Honor Roll trade name and $655,000 for the acquired student roster. The remaining purchase price has been recorded as goodwill of $1,735,000. Operating results of The Honor Roll Schools did not have a material impact on the Company’s Fiscal 2006 results of operations. This acquisition did not trigger the requirements of furnishing pro-forma financial information as governed by SEC Regulation S-X. The goodwill related to this acquisition is deductible for tax purposes.

4. Change in Accounting Estimate

During the third quarter of Fiscal 2007, the Company recorded a charge for accelerated depreciation of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. The Company is currently migrating to an outsourced payroll system provider to better support its growth strategy and is eliminating the use of the current payroll system. This change in estimate resulted in a charge to basic and diluted income per share of $0.02 for Fiscal 2007.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

5. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of June 30, 2007, the remaining reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2015. At June 30, 2007 and July 1, 2006 the lease reserve for closed schools was $2,193,000 and $1,764,000 respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

	For the Fiscal Year Ended
	June 30, 2007	July 1, 2006
Lease reserve at beginning of period	$1,764	$2,670
Payments against reserve	(1,598)	(678)
Adjustments to reserve	2,027	(228)

Lease reserve at end of period	$2,193	$1,764

Adjustments to the lease reserve during Fiscal 2007 included charges related to the vacancy of three properties during Fiscal 2007. One of these properties has subsequently been subleased, however under the terms of the sublease agreement, the Company is obligated to pay rent and property taxes on behalf of the tenant through May 31, 2008. Based upon the terms of this agreement, the Company increased the reserve related to this closed school by $1,284,000. The remaining two properties remain vacant and reserves of $636,000 and $102,000 have been recorded to reflect the discounted cash flows of estimated rental payments during the estimated time that management believes will be required to find a new tenant, offset by subsequent estimated sublease payments.

6. Discontinued Operations and Impairments of Long Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management or have been classified as assets held for sale have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.

At the beginning of Fiscal 2007, discontinued operations included fifteen schools, eight of which the Company no longer operates and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007.

Management periodically analyzes the profitability of existing schools and the Company’s real estate portfolio to identify schools that are underperforming or do not fit its business model, demographic or cluster strategies. The Company will then develop plans either to improve these schools or remove them from its portfolio. During the second quarter of Fiscal 2007, management initiated a plan to sell seven schools with demographic or cluster characteristics that were inconsistent with the Company’s long-term strategy. During the third quarter of Fiscal 2007, the Company completed the sale of one of these schools and received net proceeds of approximately $1,920,000, resulting in a gain before tax of $813,000. During the fourth quarter of Fiscal 2007, the Company completed the sale of the remaining six schools and received net proceeds of approximately

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

$2,100,000, resulting in a gain before tax of $1,087,000. The sale of these schools resulted in an increase to Fiscal 2007 basic and diluted earning per share of $0.13 and $0.11, respectively.

During Fiscal 2006 and Fiscal 2005, asset impairment charges of $30,000 and $216,000 were recorded, respectively. Asset impairments for Fiscal 2005 of $86,000 in continuing operations, and $130,000 in discontinued operations reflect management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by certain assets that are less than the carrying value of the assets. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. The loss was measured as the excess of the carrying amount of the asset over the fair value of the assets, primarily leasehold improvements and furniture and equipment. Such estimates required the use of judgments and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. There were no asset impairments recorded in Fiscal 2007.

The operating results for discontinued operations in the accompanying statements of income for all periods presented, net of tax is as follows (dollars in thousands):

	For the Fiscal Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Revenues	$4,155	$6,572	$7,053
Cost of services	4,939	7,851	7,506

Gross loss	(784)	(1,279)	(453)
Impairment of property and equipment	—	—	(130)
Gain on Sale of Assets	1,900	—	—
(Increase) reduction of future lease obligations for closed schools	(2,027)	228	(277)

Loss from discontinued operations before income tax benefit	(911)	(1,051)	(860)
Income tax benefit	(355)	(410)	(321)

Loss from discontinued operations	$(556)	$(641)	$(539)

7. Sale of Assets (TES and FTCHS)

The Company had a $2,500,000 subordinated note receivable pursuant to a credit agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). The TES note receivable was due in May 2005. During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. Due to continued performance deterioration during the second quarter of Fiscal 2005, the Company reserved the remainder of the TES note of $1,500,000. TES also had senior debt in the amount of $1,000,000. Subsequently, TES advised that it was in default under the terms of its senior debt. During the first quarter of Fiscal 2007, the Company acquired the $1,000,000 TES senior debt from its senior lender for $200,000 in order to, among other things, give the Company a first security position in the TES debt. Subsequently, later during Fiscal 2007, the Company received a payment from TES in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,287,000 of other income during Fiscal 2007.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS, which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

the property that the Company had subleased to it from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations.

8. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $2,819,000 and $8,225,000 at June 30, 2007 and July 1, 2006, respectively. The Company’s funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

9. Property and Equipment:

The balances of major property and equipment classes were as follows (dollars in thousands):

	June 30, 2007			July 1, 2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$1,518	$—	$1,518	$2,407	$—	$2,407
Buildings	5,472	2,339	3,133	6,390	2,678	3,712
Assets under capital lease obligations	311	311	—	884	884	—
Leasehold improvements	25,782	14,753	11,029	25,351	15,299	10,052
Furniture and equipment	35,538	27,850	7,688	37,569	28,554	9,015
Construction in progress	1,044	—	1,044	521	—	521

	$69,665	$45,253	$24,412	$73,122	$47,415	$25,707

Depreciation expense from continuing operations was $6,401,000, $5,316,000 and $5,729,000, for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

10. Goodwill and Intangible Assets

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

During the fourth quarter of Fiscal 2007 and Fiscal 2006, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2007 and Fiscal 2006 indicated that no

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

impairment existed for the Company’s reporting units; as such, the Company did not record goodwill impairment for Fiscal 2007 or Fiscal 2006.

Intangible assets include non-compete agreements, a franchise agreement and identifiable intangibles from acquisitions. At June 30, 2007 and July 1, 2006, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	June 30, 2007			July 1, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$47,499	$—	$47,499	$38,374	$—	$38,374

Amortized intangible assets:
Franchise agreement	84	410	62	348	379	159	220
Non-compete agreements	43	405	394	11	405	322	83
Trade Names	240	2,110	81	2,029	570	—	570
Student Rosters	59	2,105	311	1,794	655	—	655

Total Intangible Assets		$5,030	$848	$4,182	$2,009	$481	$1,528

At June 30, 2007, goodwill totaled $47,499,000, an increase of $9,125,000 from July 1, 2006, $9,080,000 of this increase was a result of the purchase of Discovery Isle, which occurred during the second quarter of Fiscal 2007, the remaining increase was a result of purchase accounting adjustments from the acquisition of The Honor Roll Schools which was acquired during the fourth quarter of Fiscal 2006. Amortization expense related to intangible assets was $446,000, $223,500 and $230,000 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively. Projected amortization expense for the intangible assets above for Fiscal 2008, Fiscal 2009, Fiscal 2010, Fiscal 2011 and Fiscal 2012 is $639,000, $631,000, $625,000, $414,000 and $266,000, respectively.

11. Debt:

As of the dates indicated below debt consisted of the following (dollars in thousands):

	June 30, 2007	July 1, 2006
Long Term Obligations:
Revolving and term credit facilities	$—	$13,000
Other	—	180

	—	13,180
Less current portion	—	(2,180)

	$—	$11,000

At the beginning of Fiscal 2007, the Company had a credit agreement with Harris Trust in the amount of $25,000,000, which provided for a $15,000,000 Term Loan, a $10,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on February 20, 2009. On October 30, 2006, the Company retired the loan facility under its Prior Credit Agreement. At July 1, 2006, the outstanding balance on the Prior Credit Agreement was $11,000,000. At the time of retirement, the outstanding amount of the

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

Prior Credit Agreement of $12,500,000 was paid and the Company recognized in interest expense $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement.

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (“2006 Credit Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Credit Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Credit Agreement replaced and extinguished all outstanding balances under the Prior Credit Agreement. Under terms of the 2006 Credit Agreement, proceeds may be used to fund permitted acquisitions, additional capital expenditures and for ongoing business operations. The borrowing rates on the 2006 Agreement are based on a leverage-based matrix associated with LIBOR based borrowings, which are lower by up to 75 basis points and bank base rate borrowings, which are lower by up to 50 basis points as compared to the Prior Credit Agreement. The 2006 Credit Agreement has a five-year term that ends on October 30, 2011.

The 2006 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed certain leverage ratios. The Company’s loan covenants under its 2006 Credit Agreement limit the amount of senior debt borrowings.

At June 30, 2007 and September 4, 2007, there were no amounts outstanding on the 2006 Credit Agreement. There was $1,737,000 outstanding for letters of credit at June 30, 2007 and at September 4, 2007. The total unused of amount available under the 2006 Agreement, after allowance for the letters of credit, was $48,213,000 at June 30, 2007 and September 4, 2007.

Interest Rate Swap

The Company does not enter into derivative transactions for trading purposes. The Company had an interest rate swap with Harris Trust and Savings Bank. Under the swap, $9,643,000 of the Company’s Prior Credit Agreement was allocated to the swap agreement. The Company used this derivative financial instrument to manage its exposure to fluctuations in interest rates. The instrument involved, to varying degrees, market risk, as the instrument was subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. The instrument expired as of July 1, 2006. At July 2, 2005, the Company’s interest rate swap contract outstanding had a total notional amount of $5,892,000. Under the interest rate swap contract, the Company agreed to pay a fixed rate of 5.46% and the counterparty agreed to make payments based on 3-month LIBOR. The market value of the interest rate swap agreement at July 2, 2005 resulted in a liability of $76,000 and is included as a component of Accumulated Other Comprehensive Loss of $47,000, net of taxes.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

12. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows, (dollars in thousands):

	June 30, 2007	July 1, 2006
Accounts payable	$5,721	$3,230
Accrued payroll and related items	6,377	4,705
Accrued income and property taxes	3,572	1,975
Accrued rent	563	253
Other accrued expenses	2,387	2,551

	$18,620	$12,714

13. Lease Obligations:

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at June 30, 2007 (dollars in thousands):

	Operating Lease Commitments				Closed Location Cash Sublease Amounts Due to the Company	Uncovered Cash On Closed School Lease Commitments
	Continuing Operations		Discontinued Operations	Total Operating Lease Commitments
Fiscal Year	Vehicle and Other Leases	School Real Estate Leases	Closed Location Real Estate Leases
2008	$1,133	$28,656	$2,239	$32,028	$967	$1,272
2009	633	27,049	2,239	29,921	1,696	543
2010	477	25,535	2,219	28,231	1,657	562
2011	364	23,084	2,172	25,620	1,646	526
2012	317	20,257	1,846	22,420	1,393	453
2013 and thereafter	30	90,737	5,618	96,385	2,967	2,651

Total	$2,954	$215,318	$16,333	$234,605	$10,326	$6,007

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

Most of the above leases are triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs, which are not included in the amounts presented above. Most of the above leases contain annual rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all operating leases included in continuing operations was $28,298,000, $25,455,000 and $24,656,000 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

Leases included in discontinued operations total eight leases, six of which are subleased and two of which remain vacant. The obligations of the leases that are subject to a sublease are substantially covered by the

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

subtenant. If such parties under the sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “2007 property”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has assessed its exposure regarding the assignment of the 2007 properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at June 30, 2007 is $1,923,000.

Rent expense and adjustments to lease reserves for all operating leases included in discontinued operations resulted in expense of $2,027,000, income of $16,000 and expense of $13,000 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

14. Stockholders’ Equity:

Preferred Stock:

A summary of the Company’s convertible preferred stock is as follows:

	Outstanding Shares
	June 30, 2007	July 1, 2006
Series D	1,063,830	1,063,830
Series E	—	1,531,523
Series F	—	688,066

	1,063,830	3,283,419

At December 30, 2004, all holders of Series A and Series C Convertible Preferred Stock exercised their right to convert into an aggregate of 798,700 shares of Common Stock. As a result, at January 1, 2005, no shares of Series A or Series C Convertible Preferred Stock were outstanding. During Fiscal 2005, the Company incurred period dividends of 69,948 shares related to the Series A and Series C Convertible Preferred Stock.

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000. On March 12, 2007, in accordance with the terms of the Company’s Certificate of Designation, the Company caused the holders of Series F Preferred Stock to convert their shares into Common Stock. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 705,000 shares and no shares of the Series F Preferred Stock remain outstanding. In accordance with the Company’s Certificate of Designation, dividends related to the Series F shares for the years reported herein are as follows:

	Fiscal Year
	2007	2006	2005
Paid in kind Dividends (shares)	17,302	33,345	49,851
Cash Dividends (in thousands)	$79	$—	$—

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

On June 17, 2003, the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. On January 31, 2007, in accordance with the terms of the Company’s Certificate of Designation, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 1,551,000 shares and no shares of the Series E Preferred Stock remain outstanding. In accordance with the Company’s Certificate of Designation, dividends related to the Series E shares for the years reported herein are as follows:

	Fiscal Year
	2007	2006	2005
Paid in kind Dividends (shares)	19,143	74,237	70,639
Cash Dividends (in thousands)	$202	$—	$—

In 1995, the Company issued 1,063,830 shares of the Company’s Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to common stock. The Series D Convertible Preferred Stock is no longer convertible. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.88 per share plus any unpaid dividends. At June 30, 2007, 1,063,830 shares of Series D Convertible Preferred Stock remain outstanding.

Stockholder Rights Agreement:

In May 2000, the Board of Directors of the Company approved a Stockholder Rights Agreement. Under the Stockholder Rights Agreement, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of common stock outstanding as of the close of business on June 1, 2000. Each Right entitled the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $18.00.

On September 6, 2005, the Nominating and Governance Committee recommended to the Company’s full Board of Directors that the Stockholder Rights Agreement dated May 2000 and as amended be repealed. The Board of Directors unanimously approved the Committee’s resolution to repeal the Stockholder Rights Agreement and instructed and authorized the officers of the Company to take any and all actions necessary to effectuate the termination of the Stockholder Rights Agreement in due course, but in any event, to be completed no later than November 30, 2005. Subsequently all actions necessary to effectuate the termination of the Stockholder Rights Agreement were taken and the Stockholder Rights Agreement was terminated. Redemption rights of approximately $8,000 were paid related to termination of the Stockholder Rights Agreement.

Common Stock Warrants:

In connection with a $10,000,000 senior subordinated note issued in July 1998, the Company issued warrants to acquire an aggregate of 531,255 shares of the Company’s common stock at $8.5625 per share. The senior subordinated note was retired February 20, 2004. In accordance with terms of the warrant, the number of shares available for purchase and the price of purchase were adjusted to prevent dilution of the ownership position at the time the warrant was issued. In addition, to accommodate a drop in the price of common stock prior to May 31, 2000, the exercise price was adjusted to $6.85 per share. In accordance with these terms, the adjusted number of common shares available for purchase increased to 585,803 at $6.21 per share.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

In June 2006 the warrants were exercised for the purchase of 585,803 shares of common stock of the company at $6.21 per share for total proceeds to the company of $3,639,097. The exercise represented the purchase of 100% of the shares available under the warrant. Subsequent to the purchase no warrants are outstanding for the purchase of common shares of the company.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan. As of June 30, 2007, the total number of shares of common stock available for issuance was 1,395,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately). As of June 30, 2007, there are 538,000 options issued under this plan.

The number of options granted under the Plan is determined from time to time by the Compensation Committee of the Board of Directors, except for options granted to non-employee directors, which is determined by a formula set forth in the Plan. Senior executive positions receive a target number of annual option grants, a portion of which are contingent on annual performance against the financial plan and other objectives as determined by the Compensation Committee of the Board. Incentive stock options are granted at exercise prices equal to or greater than the current stock price and non-qualified stock options are granted as defined by the terms of the Plan at the date of grant. Options are exercisable for a period between seven and ten years from the date of grant, subject to vesting.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through June 30, 2007, approximately 41,500 non-qualified stock options have been issued under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,044 were cancelled. At June 30, 2007, 287,000 non-qualified stock options remain issued under the 1995 Stock Incentive Plan.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

A summary of the status of the Company’s stock option plans and other employee options as June 30, 2007, July 1, 2006 and July 2, 2005 and changes during the years then ended is as follows:

	Shares Available for Grant	Options Outstanding		Options Exercisable
		Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price

Balance at July 3, 2004	818,160	460,516	$6.09	217,350	$7.04

Granted at market	(203,932)	203,932	7.12	—	—
Cancelled	—	(47,716)	8.12	—	—
Exercised	—	(39,200)	4.77	—	—
Increase in shares available	715,340	—	—	—	—

Balance at July 2, 2005	1,329,568	577,532	$6.38	344,265	$6.68

Granted at market	(200,100)	200,100	9.68	—	—
Cancelled	9,334	(12,784)	8.35	—	—
Exercised	—	(20,166)	7.64	—	—

Balance at July 1, 2006	1,138,802	744,682	$7.20	445,549	$6.42

Granted at market	(173,000)	173,000	10.19	—	—
Cancelled	50,400	(50,400)	8.47	—	—
Exercised	—	(6,800)	7.04	—	—

Balance at June 30, 2007	1,016,202	860,482	$7.71	608,299	$6.91

The aggregate intrinsic value for options outstanding and options exercisable at June 30, 2007 was approximately $5,913,000 and $4,666,000, respectively. The aggregate intrinsic value for options exercised during Fiscal 2007 and Fiscal 2006 was $51,000 and $30,000, respectively. The total fair value of options vested during Fiscal 2007 and Fiscal 2006 was $688,000 and $447,000, respectively. The weighted average fair value of stock options granted during fiscal 2007 was $4.39.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Grant & Exercise Price	Number Exercisable	Weighted Average Grant & Exercise Price
$ 4.69 to $ 6.63	288,700	5.37	$5.31	288,700	$5.30
7.03 to 9.32	307,282	7.00	7.92	215,765	7.55
9.38 to 11.23	264,500	9.08	10.08	103,834	10.03

$ 4.69 to $11.23	860,482	7.44	$7.71	608,299	$6.91

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

15. Other (Income) Expense:

Other (income) expense consists of the following (dollars in thousands):

	For the Fiscal Years
	2007	2006	2005
Interest income	$(288)	$(376)	$(149)
Recovery of Notes Receivable (Note 7)	(3,287)	—	—
Gain from sale of assets (Note 7)	(310)	—	—
Rental (income) expense	(3)	(31)	(17)
Minority interest in income	—	—	(18)
Other	17	57	—

	$(3,871)	$(350)	$(184)

16. Income Taxes:

The provision for income taxes attributable to income before income taxes consisted of the following (dollars in thousands):

	For the Fiscal Years
	2007	2006	2005
Current tax provision
Federal	$3,447	$2,310	$1,919
State	507	340	227

Total	3,953	2,649	2,145
Deferred tax provision
Federal	968	554	(289)
State	142	82	(25)

Total	1,111	636	(314)

Income tax expense	$5,064	$3,285	$1,831

Reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes is as follows (dollars in thousands):

	For the Fiscal Years
	2007	2006	2005
U.S. federal statutory rate	$4,415	$2,857	$1,661
State taxes, net of federal tax benefit	649	421	196
Goodwill and other non deductible expenses	—	7	(26)

	$5,064	$3,285	$1,831

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and (liabilities) are as follows (dollars in thousands):

	For the Fiscal Years Ending
	June 30, 2007		July 1, 2006
	Deferred tax assets (liabilities)
	Current	Long Term	Current	Long Term
Goodwill amortization and impairments	$—	$(4,094)	$—	$(3,113)
Fixed asset depreciation and impairments	—	2,978	—	3,231
Closed school lease reserves	—	855	—	688
Stock option and deferred compensation expense	—	624	—	262
State net operating losses	—	1,786	—	1,891
Prepayments, accruals and reserves	(35)	—	1,252	—

	(35)	2,149	1,252	2,959
Valuation Allowance	—	(1,761)	—	(1,866)

Net deferred tax asset (liability)	$(35)	$388	$1,252	$1,093

Certain of the Company’s subsidiaries have state net operating loss carry-forwards ranging from approximately $45,000 to $6,417,000 as of June 30, 2007, which can be carried forward from five to 20 years depending on the state and will expire between 2007 and 2022, if not utilized. During Fiscal 2007, the Company utilized approximately $105,000 of state net operating losses to offset taxable income. A valuation allowance was established against remaining loss carry-forwards due to the uncertainty of their realization as well as a lack of earnings history of certain of the Company’s subsidiaries in those states. The Company has utilized all previously generated federal net operating loss carry-forwards.

17. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $328,000, $324,000 and $327,000 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

During Fiscal 2007, the Company initiated a deferred compensation plan that permits certain management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At June 30, 2007, the Company has included $243,000 in “Other long term liabilities” to reflect its liability under the plan. During Fiscal 2007, the Company has recognized $204,000 of general and administrative expense reflecting employer contributions into the plan. The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included in “Deposits and other assets” $127,000, which represents the cash surrender value of these policies.

18. Fair Value of Financial Instruments:

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments at June 30, 2007 and July 1, 2006.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

Cash and cash equivalents, receivables, investments and current liabilities: Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at June 30, 2007 and July 1, 2006 because of the short-term maturity of these instruments.

Long-term debt: The carrying values for the Company’s long-term debt of $0 and $13,180,000 at June 30, 2007 and July 1, 2006, respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

19. Commitments and Contingencies:

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

20. Related Party Transactions:

In September 2004, the Company entered into a License Agreement with NetSuite, Inc. for the license of an online business application known as NetSuite for approximately $600,000. One of the Company’s directors, Mr. Fink, also serves as a director of NetSuite, Inc. at the time of the license agreement and continued as a NetSuite director through April 2007. The Company paid $601,000, $54,000 and $136,000 for licenses and services to NetSuite during Fiscal 2007, 2006 and 2005, respectively.

21. Segment Information:

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

The table below presents information about the reported operating income of the Company for Fiscal 2007, Fiscal 2006 and Fiscal 2005 (dollars in thousands):

	Private Schools	Other	Corporate	Total
Fiscal 2007
Revenues	$181,447	$1,370	$—	$182,817
Gross profit	26,806	686	—	27,492
Depreciation and amortization:
Continuing operations	$5,086	$193	$1,640	$6,919
Discontinued operations	16	—	—	16

Total depreciation and amortization	$5,102	$193	$1,640	$6,935

Goodwill	47,499	—	—	47,499
Segment assets
Continuing operations	$86,389	$—	$3,121	89,510
Discontinued operations	4	3	—	7

Total assets	$86,393	$3	$3,121	$89,517

Capital Expenditures	$6,525	$—	$987	$7,512
Fiscal 2006
Revenues	$159,630	$2,127	$—	$161,757
Gross profit	22,135	912	—	23,047
Depreciation and amortization:
Continuing operations	$4,271	$463	$805	5,539
Discontinued operations	269	—	—	269

Total depreciation and amortization	$4,540	$463	$805	$5,808

Goodwill	38,374	—	—	38,374
Segment assets
Continuing operations—non-capital assets	$81,557	$—	$2,947	$84,504
Discontinued operations—capital assets	1,915	—	—	1,915

Total assets	$83,472	$—	$2,947	$86,419

Capital Expenditures	3,395		1,994	5,389
Fiscal 2005
Revenues	$155,427	$2,108	$—	$157,535
Gross Profit	21,179	849	—	22,028
Depreciation and amortization
Continuing operations	$4,820	$463	$542	$5,825
Discontinued operations	570	—	—	570

Total depreciation and amortization	$5,390	$463	$542	$6,395

Goodwill	36,639	—	—	36,639
Segment assets
Continuing operations	$73,574	$—	$2,658	$76,232
Discontinued operations	2,107	5	—	2,112

Total assets	$75,681	$5	$2,658	$78,344

Capital Expenditures	$3,702	—	$831	$4,533

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

June 30, 2007

22. Quarterly Results of Operations (unaudited):

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

Quarterly Results Adjusted for Discontinued Operations
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	$39,108	$35,841	$45,556	$40,615	$49,218	$42,158	$48,935	$43,143
Gross profit	3,190	2,937	7,230	6,351	8,458	6,584	8,614	7,175
Income (loss) from continuing operations, net of tax	(416)	(569)	3,587	1,450	2,046	1,876	2,704	2,363
Income (loss) from discontinued operations, net of tax	(254)	(144)	(1,398)	(216)	449	(124)	647	(157)

Net income (loss)	$(670)	$(713)	$2,189	$1,234	$2,495	$1,752	$3,351	$2,206

Basic income (loss) per share
Continuing operations	$(0.07)	$(0.09)	$0.42	$0.18	$0.21	$0.24	$0.26	$0.26
Discontinued operations, net of tax	(0.03)	(0.02)	(0.17)	(0.03)	0.05	(0.02)	0.06	(0.03)

Net income (loss)	$(0.10)	$(0.11)	$0.25	$0.15	$0.26	$0.22	$0.32	$0.23

Diluted income (loss) per share:
Continuing operations	$(0.07)	$(0.09)	$0.34	$0.14	$0.19	$0.19	$0.25	$0.24
Discontinued operations	(0.03)	(0.02)	(0.13)	(0.02)	0.04	(0.01)	0.06	(0.02)

Net income (loss)	$(0.10)	$(0.11)	$0.21	$0.12	$0.23	$0.18	$0.31	$0.22

Impact of Discovery Isle acquisition:
Total Assets	$—	$—	$217	$—	$225	$—	$230	$—
Revenue	—	—	826	—	2,706	—	2,791	—
Operating Income	—	—	85	—	341	—	439	—
Basic income per share	$—	$—	$0.00	$—	$0.01	$—	$0.01	$—
Diluted income per share	$—	$—	$0.00	$—	$0.01	$—	$0.01	$—

23. Subsequent Events

During the first quarter of Fiscal 2008, the Company acquired the assets of four Learning Ladder preschools, three of which will be rebranded under the Chesterbrook Academy brand. The remaining school was closed during the first quarter of Fiscal 2008. These schools expand our existing market coverage in a geographic market the Company currently operates, Lancaster, Pennsylvania. The purchase price for the assets acquired and transaction costs was approximately $1,505,000 plus a $200,000 target earn-out based on revenue targets from October 1, 2007 through December 31, 2007.

During the first quarter of Fiscal 2008, the Company has signed a purchase agreement to acquire the assets of two Teddy Bear Treehouse preschools which will be rebranded under the Discovery Isle brand. These schools will expand the Company’s existing market coverage in a geographic market the Company currently operates, San Diego, California. The expected purchase price for the assets to be acquired is approximately $2,200,000 plus transaction costs. This transaction is expected to close during the second quarter of Fiscal 2008.