Form 10-Q
period 2007-09-29
NOBEL LEARNING COMMUNITIES INC
filed 2007-11-09
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at November 5, 2007 was 10,366,810.

INDEX TO FORM 10-Q

Nobel Learning Communities, Inc.

ii

PART I

Item 1.	Financial Information

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING INFORMATION

Statements included or incorporated herein which are not historical facts are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When Nobel Learning Communities, Inc. (the “Company”) uses words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “may,” “intends,” “seeks” or similar expressions, the Company is making forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements.

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 29, 2007	June 30, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,521	$3,814
Customer accounts receivable, less allowance for doubtful accounts of $231 at September 29, 2007 and $187 at June 30, 2007	913	949
Deferred tax asset	56	—
Prepaid rent	2,730	2,664
Prepaid expenses and other current assets	3,885	3,142

Total Current Assets	9,105	10,569

Property and equipment, at cost	73,311	69,665
Accumulated depreciation and amortization	(46,377)	(45,253)

Property and equipment, net	26,934	24,412

Goodwill	48,987	47,499
Intangible assets, net	4,245	4,182
Deferred tax asset	500	388
Deposits and other assets	1,933	1,194

Total Assets	$91,704	$88,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$13,610	$18,655
Cash overdraft	3,316	—
Accrued lease obligations for discontinued operations	2,187	2,193
Deferred revenue	17,225	12,835

Total Current Liabilities	36,338	33,683

Long-term obligations	—	—
Other long term liabilities	1,303	343

Total Liabilities	37,641	34,026

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,063,830 issued and outstanding; $2,000 liquidation preference.	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,366,810 and 10,365,610 shares issued and outstanding at September 29, 2007 and June 30, 2007, respectively.	10	10
Additional paid-in capital	56,855	56,676
Accumulated deficit	(2,803)	(2,469)

Total Stockholders’ Equity	54,063	54,218

Total Liabilities and Stockholders’ Equity	$91,704	$88,244

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
Revenues	$44,633	$39,108

Personnel costs	21,857	19,301
School operating costs	6,761	6,462
Rent and other	11,901	10,155

Cost of services	40,519	35,918

Gross profit	4,114	3,190
General and administrative expenses	4,460	3,686

Operating loss	(346)	(496)
Interest expense	47	322
Other income	(16)	(136)

Loss from continuing operations before income taxes	(377)	(682)
Income tax benefit	(147)	(266)

Loss from continuing operations	(230)	(416)
Loss from discontinued operations, net of income tax effect	(60)	(254)

Net loss	(290)	(670)
Preferred stock dividends	—	132

Net loss applicable to common stockholders	$(290)	$(802)

Basic and diluted loss per share:
Loss from continuing operations	$(0.02)	$(0.07)
Loss from discontinued operations	(0.01)	(0.03)

Net loss per share	$(0.03)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	10,367	8,093

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended September 29, 2007

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
June 30, 2007	1,063,830	$1	10,365,610	$10	$56,676	$(2,469)	$54,218
Net loss	—	—	—	—	—	(290)	(290)
Cumulative impact from adoption of FASB Interpretation No. 48	—	—	—	—	—	(44)	(44)
Stock options compensation expense	—	—	—	—	170	—	170
Stock options exercised	—	—	1,200	—	9	—	9

September 29, 2007	1,063,830	$1	10,366,810	$10	$56,855	$(2,803)	$54,063

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(290)	$(670)

Adjustments to reconcile net loss to net cash (Used in) provided by operating activities:
Depreciation and amortization	1,624	1,621
Provision for losses on accounts receivable	123	370
Stock option compensation	170	98
Other	(96)	(28)
Changes in Assets and Liabilities, net of business combinations:
Accounts receivable	(120)	183
Prepaid assets	(789)	(467)
Other assets and liabilities	(745)	(371)
Deferred revenue	4,390	3,909
Accounts payable and accrued expenses	(4,765)	(2,976)

Total adjustments	(208)	2,339

Net Cash (Used in) Provided by Operating Activities	(498)	1,669

Cash Flows from Investing Activities:
Purchases of capital expenditures, net of acquired amounts	(3,583)	(3,536)
School acquisitions	(1,537)	(204)

Net Cash Used in Investing Activities	(5,120)	(3,740)

Cash Flows from Financing Activities:
Repayment of long term debt	—	(568)
Bank overdraft	3,316	—
Proceeds from exercise of stock options	9	—
Dividends paid to preferred stockholders	—	(87)

Net Cash Provided by (Used in) Financing Activities	3,325	(655)

Net decrease in cash and cash equivalents	(2,293)	(2,726)
Cash and cash equivalents at beginning of period	3,814	9,837

Cash and cash equivalents at end of period	$1,521	$7,111

Supplemental disclosure of cash flow information:
Interest	$32	$256
Income taxes, net	$2,649	$559

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirteen weeks ended September 29, 2007

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 29, 2007 and results of operations for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2008 and Fiscal 2007 are to the 52 weeks ending June 28, 2008 and June 30, 2007, respectively. The first quarter of Fiscal 2008 and Fiscal 2007, are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended September 30, 2006 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

At the beginning of Fiscal 2007, discontinued operations consisted of fifteen schools, eight of which the Company did not operate during Fiscal 2007 and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007. In addition to the remaining eight schools classified as discontinued operations during Fiscal 2007, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. This school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during the period.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2007. The following accounting policies are considered critical to the preparation of the Company’s consolidated financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

The recognition of net revenues meets the following criteria: the existence of an arrangement through a registration, an enrollment agreement or a contract, the rendering of educational services over time, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other net revenues, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as services are performed. Tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants credit for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and the District of Columbia and, as a result, the Company is not dependent on economic conditions in any one geographic area or market.

Long-lived and Intangible Assets

In accordance with Statement of Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”), long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Goodwill

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year or when changes in circumstances warrant. The Company engages an independent, third party consultant to review its calculations required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and, if necessary, the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

For Fiscal 2007, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2007 indicated that no impairment existed for the Company’s reporting units. As such, the Company did not record goodwill impairment for Fiscal 2007; however, there can be no assurance that such a charge will not be recorded in future periods.

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

Note 2. Earnings Per Share

Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s convertible preferred stock and the exercise of options if such shares are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company was in a loss position for the thirteen weeks ended September 29, 2007 and September 30, 2006. The common stock equivalents of stock options, convertible preferred stock issued and outstanding during the thirteen weeks ended September 29, 2007 and September 30, 2006 were not included in the computation of diluted earnings per share as they were antidilutive. Earnings per share is computed as follows (dollars and average common stock outstanding in thousands):

	For the Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
Basic loss per share:
Net loss	$(290)	$(670)
Less preferred dividends	—	132

Income applicable to common stockholders	(290)	(802)

Weighted average common stock outstanding	10,367	8,093

Basic loss per share	$(0.03)	$(0.10)

The weighted average amount of potentially dilutive shares of common stock outstanding for the thirteen weeks ended September 29, 2007 and September 30, 2006 was 306,000 and 2,433,000 shares, respectively.

During Fiscal 2007, the Company caused the holders of Series E Preferred Stock and Series F Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificates of Designation. As a result of these conversions, the Company’s common stock outstanding increased by approximately 2,256,000 shares, and no shares of the Series E Preferred Stock or the Series F Preferred Stock remain outstanding.

Note 3. Acquisition

During the first quarter of Fiscal 2008, the Company acquired the assets of four Learning Ladder preschools, three of which will be rebranded under the Chesterbrook Academy brand. The fourth Learning Ladder school was closed during the first quarter of Fiscal 2008. These schools expand our existing market coverage in a geographic market in which the Company currently operates. The purchase price for the assets acquired and transaction costs was approximately $1,537,000 plus a $200,000 target earn-out based on revenue targets from October 1, 2007 through December 31, 2007. The purchase price has been allocated based on the estimated fair value of the assets acquired at the date of the acquisition and included, among other items, $115,000 of property and equipment and net current liabilities of $319,000. In addition, the Company has made an allocation of $252,000 for the value of the acquired student roster, this intangible asset will be amortized over the next four years. The remaining $1,488,000 includes the purchase price and transaction costs and has been recorded as goodwill. SEC Regulation S-X did not require that pro-forma financial information be furnished as a result of this acquisition.

Note 4. Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $44,000 reduction of its current deferred tax asset, which was accounted for as a decrease to accumulated deficit on July 1, 2007.

The Company’s income tax jurisdictions are in the United States. The Company remains subject to examination for Fiscal 2004 and subsequent years. For most U.S. states, with few exceptions, the Company remains subject to examination for Fiscal 2003 and subsequent years.

Note 5. Credit Agreement

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

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (as amended, the “2006 Credit Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Credit Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Credit Agreement replaced and extinguished all outstanding balances under the Prior Credit Agreement. Under terms of the 2006 Credit Agreement, proceeds may be used to fund permitted acquisitions, and additional capital expenditures and for ongoing business operations. The 2006 Credit Agreement has a five-year term that ends on October 30, 2011.

The 2006 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to make acquisitions, change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed certain leverage ratios. The Company’s loan covenants under its 2006 Credit Agreement limit the amount of senior debt borrowings.

At September 29, 2007, there were no amounts outstanding on the 2006 Credit Agreement. At September 29, 2007 there was $1,737,000 outstanding for letters of credit. The total unused amount available under the 2006 Agreement, after allowance for the letters of credit, was $48,213,000 at September 29, 2007.

Note 6. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $1,817,000 and $2,819,000 at September 29, 2007 and June 30, 2007, respectively. The Company’s funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

Note 7. Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $208,000 and $187,000 for the thirteen week periods ended September 29, 2007 and September 30, 2006, respectively.

Note 8. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of June 30, 2007, the reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2017. At September 29, 2007 and June 30, 2007, the lease reserve for closed schools was $2,187,000 and $2,193,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 30, 2007	$2,193
Payments against reserve	(322)
Adjustments to reserve	316

Lease reserve at September 29, 2007	$2,187

Adjustments to the lease reserve during Fiscal 2008 included an increase to the lease reserve with a corresponding charge to goodwill for $298,000 due to the addition of one school that was acquired and closed during the thirteen week period ended September 29, 2007.

Note 9. Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.

The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
Revenues	$42	$1,210
Cost of services	(58)	(1,158)
Rent and other	(83)	(468)

Loss from discontinued operations before income tax benefit	(99)	(416)
Income tax benefit	39	162

Loss from discontinued operations	$(60)	$(254)

Note 10. Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, a franchise agreement, and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were due to the acquisition of the four Learning Ladder schools. At September 29, 2007 and June 30, 2007, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		September 29, 2007			June 30, 2007
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$48,987	$—	$48,987	$47,499	$—	$47,499

Amortized intangible assets:
Franchise agreement	84	410	77	333	410	62	348
Non-compete agreements	43	—	—	—	405	394	11
Trade Names	240	2,110	110	2,000	2,110	81	2,029
Student Rosters	56	2,357	445	1,912	2,105	311	1,794

Total Intangible Asets		$4,877	$632	$4,245	$5,030	$848	$4,182

Amortization expense related to intangible assets was $189,000 and $58,000 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively.

Note 11. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	September 30, 2007	June 30, 2007
Accounts payable	$6,092	$5,721
Accrued payroll and related items	3,623	6,377
Accrued income and property taxes	772	3,572
Accrued rent	701	563
Other accrued expenses	2,422	2,422

	13,610	18,655

Note 12. Stock Based Compensation

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “Plan”). As of September 29, 2007, the total number of shares of common stock available for issuance under the plan was 852,000. Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees.

All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately). As of July 1, 2007, grants to the Company’s Board of Directors will consist of grants of restricted stock that will vest one year from the grant date. As of September 29, 2007, there were 1,024,000 options issued under this plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	32.6%	36.8%
Risk-free interest rate	4.6%	4.0%
Weighted average expected life of options	5 years	5 years
Expected rate of forfeiture	6.4%	5.6%

Stock options awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in the statement of operations for the thirteen weeks ended September 29, 2007 and September 30, 2006 was approximately $170,000 and $98,000, respectively. As of September 29, 2007 and September 30, 2006, there was approximately $1,375,000 and $1,033,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.8 years and 1.5 years, respectively. The Company expects to continue its historical practice of issuing stock options and board grants, which will result in additional stock based compensation in the future, although amounts may vary.

A summary of option activity under the Company’s employee stock option plans as of June 30, 2007 and changes during the thirteen weeks ended September 29, 2007 is presented below:

		Options Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Grant & Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2007	1,016,202	860,482	$7.71	$5,913,000	608,299	$6.91	$4,666,000

Granted at market	(164,000)	164,000	14.73	—	—	—	—
Exercised	—	(1,200)	6.50	9,600	—	—	—

Balance at September 29, 2007	852,202	1,023,282	$8.83	$6,270,000	645,766	$7.10	$5,080,000

The weighted average fair value of stock options granted during Fiscal 2008 was $5.61.

The following table summarizes information about stock options outstanding at September 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Grant & Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Grant & Exercise Price
$ 4.69 to $ 7.02	390,832	5.62	$5.76	390,832	5.62	$5.76
7.25 to 10.07	359,950	7.56	9.04	187,767	6.85	8.75
10.15 to 14.73	272,500	7.73	12.97	67,167	8.98	10.31

$ 4.69 to $ 14.73	1,023,282	6.86	$8.83	645,766	6.33	$7.10

Note 13. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $99,000 for the thirteen week period ended September 29, 2007 and $81,000 for the thirteen week period ended September 30, 2006.

During Fiscal 2007, the Company initiated a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At September 29, 2007, the Company has included $649,000 in “Other long term liabilities” to reflect its liability under the plan. During Fiscal 2007, the Company recognized $73,000 of general and administrative expense reflecting employer contributions into the plan. The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $696,000 in “Deposits and other assets” as of September 29, 2007, which represents the cash surrender value of these policies.

Note 14. Commitments and Contingencies

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

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse coverage have insurance sublimits per claim in the general liability coverage.

Note 15. Segment Information

The Company primarily manages the same type of business in its private pay schools. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the private pay schools are disclosed as a segment. The Company also performs back office services for three charter schools. In accordance with SFAS 131, the Company discloses the charter schools as a separate segment in the “other” category.

The table below presents information about the financial results and condition of the Company’s segments for the thirteen weeks ended September 29, 2007 and September 30, 2006 (dollars in thousands):

	Thirteen Weeks ended September 29, 2007				Thirteen Weeks ended September 30, 2006
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$44,537	$96	$—	$44,633	$38,578	$530	$—	$39,108
School operating income	4,033	81	—	4,114	2,964	226	—	3,190
Depreciation and amortization:
Continuing operations	$1,363	$—	$259	$1,622	$1,152	$116	$308	$1,577
Discontinued operations	2	—	—	2	45	—	—	45

Total depreciation and amortization	$1,365	$—	$259	$1,624	$1,197	$116	$308	$1,621

Goodwill	$48,987	—	—	$48,987	$38,374	—	—	$38,374
Total assets:
Continuing operations	$88,414	$3	$3,251	$91,668	$81,067	$4	$2,928	$83,999
Discontinued operations	36	—	—	36	1,988	—	—	1,988

Total assets	$88,450	$3	$3,251	$91,704	$83,055	$4	$2,928	$85,987

Note 16. Subsequent Events

During the second quarter of Fiscal 2008, the Company acquired the assets of two Teddy Bear Treehouse preschools which will be rebranded under the Discovery Isle brand. These schools will expand the Company’s existing market coverage in San Diego, California, a geographic market in which the Company currently operates. The purchase price for the assets to be acquired was approximately $2,282,000, plus transaction costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 30, 2007.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•

competitive conditions in the preschool and elementary school education and services industry, such as the growth of competitors as possible alternatives to the public school system, including virtual charter schools, charter schools and magnet schools;

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

Beginning with the Company’s Annual Report on Form 10-K for the year ending June 28, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year. Beginning in Fiscal 2009, Annual Report must also include an attestation report of the Company’s internal control over financial reporting from the Company’s independent auditors. If, however, upon the last day of the second quarter of Fiscal 2008 the Company determines that it is an accelerated filer, the Company would have to include the independent auditor’s attestation in the report in its Annual Report on Form 10-K for Fiscal 2008. Risk factors associated with these new requirements include:

•

the Company’s ability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	the ability of the Company’s independent auditors to complete the work required for them to issue an attestation report on a timely manner;

•	the Company’s ability to ensure that no material weaknesses in internal control will emerge, or that any remediation efforts will be completed successfully;

•

the Company’s ability to implement and integrate information systems throughout our schools in such a way that we have appropriate time to finish all the testing and documentation associated with the system; and

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

Results of Operations

At September 29, 2007, the Company operated 157 schools. Since June 30, 2007, the Company has opened three new preschools and acquired four preschools. A fourth new preschool was opened early in the second quarter of Fiscal 2008. One of the acquired preschools was subsequently closed within the same thirteen week period. School counts for the thirteen weeks ended September 29, 2007 and September 30, 2006 are as follows:

	Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
Number of schools at the beginning of period	151	150
Acquisitions	4	—
Openings	3	1
Closings	(1)	—

Number of schools at the end of the period	157	151

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen weeks ended September 29, 2007 and September 30, 2006 (dollars in thousands):

	Thirteen Weeks Ended September 29, 2007	Percent of Revenues	Thirteen Weeks Ended September 30, 2006	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)

Revenues	$44,633	100.0%	$39,108	100.0%	$5,525	14.1%

Personnel costs	21,857	49.0	19,301	49.4	2,556	13.2
School operating costs	6,761	15.1	6,462	16.5	299	4.6
Rent and other	11,901	26.7	10,155	26.0	1,746	17.2

Cost of services	40,519	90.8	35,918	91.8	4,601	12.8

Gross profit	4,114	9.2	3,190	8.2	924	29.0
General and administrative expenses	4,460	10.0	3,686	9.4	774	21.0

Operating loss	$(346)	(0.8)%	$(496)	(1.3)%	$150	30.2%

Revenue

Revenue for the thirteen weeks ended September 29, 2007 increased $5,525,000 or 14.1% to $44,633,000 from $39,108,000 for the thirteen weeks ended September 30, 2006. The revenue increase for the thirteen weeks ended September 29, 2007, as compared to the same period in the prior year, is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	September 29, 2007	September 30, 2006
Comparable schools	$40,463	$38,377	$2,086	5.4%
Schools opened or acquired	4,074	164	3,910	2,384.1
Other, non-school	96	567	(471)	(83.1)

	$44,633	$39,108	$5,525	14.1%

Revenue for comparable schools (those which operated the entire period) increased $2,086,000 or 5.4% during the thirteen weeks ended September 29, 2007, as compared to the same period in the prior year.

Revenue for schools opened or acquired subsequent to the fourth quarter of Fiscal 2007 was $3,910,000 higher during the thirteen week period ended September 29, 2007, as compared to revenue for schools opened or acquired during the thirteen week period ended September 30, 2006. The thirteen week period ended September 29, 2007 included revenues from three preschools that were acquired during the first quarter of Fiscal 2008, three new preschools that were opened during the first quarter of Fiscal 2008, six preschools that were acquired during the second quarter of Fiscal 2006, and three new preschools that were opened during Fiscal 2007.

Other revenues, primarily related to a reduction in contracts and lease renewals in our charter school management business, decreased by $471,000 during the thirteen weeks ended September 29, 2007 as compared to the respective period in the prior year.

Revenue trends

Comparable private pay schools net revenue increased $2,086,000 or 5.4% to $40,463,000 for the thirteen weeks ended September 29, 2007 from $38,377,000 for the thirteen weeks ended September 30, 2006.

Revenue increases were due primarily to average tuition increases of approximately 3.8% along with an increase in average enrollments at comparable schools as compared to the same periods in the prior year.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by changes in enrollment, incentive compensation, health care benefit rate increases and staffing ratio requirements. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are required in the early years of a school’s life which are expected to be leveraged as enrollments ramp up.

	For the Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	September 29, 2007	September 30, 2006
Comparable schools	$19,663	$19,141	$522	2.7%
Schools opened or acquired	2,194	132	2,062	1,562.1
Pre-opening costs	—	4	(4)	n.a.
Closed schools	—	24	(24)	n.a.

	$21,857	$19,301	$2,556	13.2%

For the thirteen weeks ended September 29, 2007, personnel cost increased $2,556,000 to $21,857,000 from $19,301,000 for the thirteen weeks ended September 30, 2006. The 13.2% increase was primarily driven by wages and salaries of $2,062,000 from schools opened or acquired subsequent to the fourth quarter Fiscal 2006. Fifteen schools were opened or acquired during the first quarter of Fiscal 2008 and during Fiscal 2007 as discussed in the Revenue section above.

The remaining $494,000 increase was primarily driven by increases in total wages, payroll tax, and vacation pay for schools operated by the Company during the thirteen weeks ended September 29, 2007, as compared to the same period ended September 30, 2006.

Personnel costs decreased to 49.0% of revenue for the thirteen week period ended September 29, 2007, as compared to 49.4% for the same period ended September 30, 2006, as the impact of the increased investment made in prior fiscal periods in school personnel is being leveraged by increased enrollment.

School operating costs

School operating costs primarily include maintenance, janitorial, food, supplies, utilities, transportation, school level marketing spending and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools, a base level of costs are incurred in the early years of a school’s life which are expected to be leveraged in later years as enrollments ramp up.

	For the Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	September 29, 2007	September 30, 2006
Comparable schools	$6,237	$6,384	$(147)	(2.3)%
Schools opened or acquired	509	28	481	1,717.9
Pre-opening costs	—	2	(2)	n.a.
Other, non school	15	48	(33)	(68.8)

	$6,761	$6,462	$299	4.6%

For the thirteen weeks ended September 29, 2007, school operating costs increased $299,000 to $6,761,000 from $6,462,000 for the thirteen weeks ended September 30, 2006. The 4.6% increase was primarily driven by school operating costs of $481,000 from schools opened or acquired subsequent to the fourth quarter of Fiscal 2006. Fifteen schools were opened or acquired during the first quarter of Fiscal 2008 and during Fiscal 2007 as discussed in the Revenue section above.

Operating costs from comparable schools operated by the Company during both the entire thirteen week period ended September 29, 2007 and the entire thirteen week period ended September 30, 2006 decreased $147,000 to $6,237,000 for the thirteen weeks ended September 29, 2007 from $6,384,000 for the thirteen weeks ended September 30, 2006. This 2.3% decrease was primarily the result of a reduction of bad debt expense of $191,000 partially offset by an increase in other operating costs of $44,000.

For the thirteen weeks ended September 29, 2007, school operating costs as a percentage of revenue decreased to 15.1% from 16.5% as compared to the thirteen weeks ended September 30, 2006. This reduction was primarily the result of comparable school revenue growth and continued focus on improving school operations and cost controls.

Rent and other

Rent and other costs primarily include property rent and property taxes, claims retention for workers’ compensation and property damage, depreciation and amortization, regional marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives or additional school openings.

	For the Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	September 29, 2007	September 30, 2006
Comparable schools	$10,388	$9,770	$618	6.3%
Schools opened or acquired	1,393	122	1,271	1,041.8
Pre-opening costs	120	1	119	n.a.
Other, non school	—	262	(262)	(100.0)

	$11,901	$10,155	$1,746	17.2%

For the thirteen weeks ended September 29, 2007, rent and other costs increased $1,746,000 to $11,901,000 from $10,155,000 for the thirteen weeks ended September 30, 2006. The 17.2% increase was primarily driven by school rent and other costs of $1,271,000 from schools opened or acquired subsequent to the fourth quarter of Fiscal 2006. Fifteen schools were opened or acquired during the period from June 30, 2006 through September 29, 2007 as discussed in the Revenue section above.

Rent and other costs from comparable schools operated by the Company during the entire thirteen week period ended September 29, 2007 and the entire thirteen week period ended September 30, 2006 increased $618,000 to $10,388,000 for the thirteen weeks ended September 29, 2007 from $9,770,000 for the thirteen weeks ended September 30, 2006. This 6.3% increase was the result of increased occupancy costs of $282,000 and an increased estimate in claims retention for workers’ compensation and property damages of $269,000 and an increase in other costs of $67,000. The increase in occupancy costs in comparable schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases.

For the thirteen weeks ended September 29, 2007, rent and other costs as a percentage of revenue increased to 26.7%, from 26.0% as compared to the thirteen weeks ended September 30, 2006.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended September 29, 2007 increased $924,000 or 29.0% to $4,114,000 from $3,190,000 for the thirteen weeks ended September 30, 2006. Gross profit was 9.2% of revenue for the thirteen weeks ended September 29, 2007 and 8.2% for the thirteen weeks ended September 30, 2006.

The gross profit increase for the thirteen weeks ended September 29, 2007 as compared to the same period in the prior year is as follows (dollars in thousands):

	For the Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	September 29, 2007	September 30, 2006
Comparable schools	$4,174	$3,082	$1,092	35.4%
Schools opened or acquired	(21)	(118)	97	(82.2)
Pre-opening costs	(120)	(8)	(112)	1,400.0
Other, non school	81	234	(153)	(65.4)

	$4,114	$3,190	$924	29.0%

General and administrative expenses

For the thirteen weeks ended September 29, 2007, general and administrative expenses increased $774,000 to $4,460,000 from $3,686,000 for the thirteen weeks ended September 30, 2006. General and administrative expenses increased to 10.0% of revenue for the thirteen weeks ended September 29, 2007 from 9.4% for the thirteen weeks ended September 30, 2006.

The overall increase in general and administrative expenses was driven by a number of factors including increased wage and personnel costs of $393,000, amortization expense from acquisitions of $131,000, and increased consulting and professional fees of $162,000 primarily attributable to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the next round of the Company’s strategic plan. Other general and administrative expenses increased $88,000. These general and administrative expenses included increased recruiting costs, board fees and implementation costs associated with the Company’s migration to an outsourced payroll provider.

Corporate personnel costs increased approximately $393,000. Approximately $205,000 of this increase was due to higher performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2007). Increased wages and benefit costs added $115,000 due to the addition of management personnel to direct expanded regions that were acquired subsequent to the first quarter of Fiscal 2007. The addition of the deferred compensation plan that was implemented subsequent to the first quarter of Fiscal 2007 added $73,000.

Amortization expense increased $131,000 reflecting the amortization of intangible assets acquired from the acquisition of the Discovery Isle schools, which occurred subsequent to the first quarter of Fiscal 2007.

Operating loss

As a result of the factors mentioned above, operating loss decreased $150,000 to $346,000 for the thirteen weeks ended September 29, 2007 from $496,000 for the thirteen weeks ended September 30, 2006.

Interest expense

Interest expense decreased $275,000 to $47,000 for the thirteen weeks ended September 29, 2007 from $322,000 for the thirteen weeks ended September 30, 2006 due to an overall reduction in debt outstanding for the period. During the first quarter of Fiscal 2008, the Company had average borrowings of $77,000 from its credit facility whereas average debt outstanding during the first quarter of Fiscal 2007 was $12,500,000.

Other Income from Operations

Other income from operations for the thirteen weeks ended September 29, 2007 decreased $120,000 to $16,000 from $136,000 for the thirteen weeks ended September 30, 2006. This decrease was primarily the result of a decrease in interest income of $131,000 for the thirteen weeks ended September 29, 2007 as compared to the thirteen weeks ended September 30, 2006.

Income tax benefit from continuing operations

Income tax benefit for the thirteen weeks ended September 29, 2007 was $147,000 as compared to $266,000 for the thirteen weeks ended September 30, 2006. The Company’s effective tax rate was 39.0% for the thirteen weeks ended September 29, 2007 and September 30, 2006.

Discontinued operations

At the beginning of Fiscal 2007, discontinued operations consisted of fifteen schools, eight of which the Company did not operate during Fiscal 2007 and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007. In addition to the remaining eight schools classified as discontinued operations during Fiscal 2007, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. This school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during the period. Discontinued operations during the first thirteen weeks of Fiscal 2008 consist of nine schools. The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax, is as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
Revenues	$42	$1,210
Cost of services	(58)	(1,158)
Rent and other	(83)	(468)

Loss from discontinued operations before income tax benefit	(99)	(416)
Income tax benefit	39	162

Loss from discontinued operations	$(60)	$(254)

Net loss

As a result of the above factors, the Company’s net loss was $290,000 for the thirteen weeks ended September 29, 2007 as compared to $670,000 for the thirteen weeks ended September 30, 2006.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its 2006 Credit Agreement (described below). Principal uses of liquidity are debt service, acquisitions, capital expenditures related to the renovation and maintenance of its existing schools and new school development, furniture, fixtures, technology and curriculum.

Total cash and cash equivalents decreased by $2,293,000 to $1,521,000 at September 29, 2007 from $3,814,000 at June 30, 2007. Cash used by operations reduced cash flow by $498,000. Cash used in investing activities totaled $5,120,000 and included $1,537,000 related to the purchase of the Learning Ladder schools and an additional $3,583,000 used for capital expenditures. Cash from financing activities was $3,325,000 and included bank overdraft of $3,316,000 for accounts payable checks in float.

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

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (as amended, the “2006 Credit Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Credit Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Credit Agreement replaced and extinguished all outstanding balances under the Prior Credit Agreement. Under terms of the 2006 Credit Agreement, proceeds may be used to fund permitted acquisitions and additional capital expenditures and for ongoing business operations. The borrowing rates on the 2006 Credit Agreement are provided by leverage based matrix associated with LIBOR indexed borrowings. The 2006 Credit Agreement has a five year term that ends on October 30, 2011. As of September 29, 2007, except for the letters of credit, there were no outstanding borrowings on the 2006 Credit Agreement.

The 2006 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to make acquisitions, change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. The Company’s loan covenants under its 2006 Credit Agreement limit the amount of senior debt borrowings.

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and other contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations as of September 29, 2007 are as follows (dollars in thousands):

	Total	Thirty Nine Weeks Ended June 29, 2008	For Fiscal Year
			2009	2010	2011	2012	Thereafter
Long term debt obligations	$550	$75	$100	$100	$100	$100	$75
Letters of credit	1,737	1,737	—	—	—	—	—
Operating leases	232,559	8,071	32,231	30,049	28,185	25,418	108,605
Non-competes and consulting contracts	25	25	—	—	—	—	—

Total	$234,871	$9,908	$32,331	$30,149	$28,285	$25,518	$108,680

Most of the above leases are triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs, which are not included in the amounts presented above. Most of the above leases contain annual rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule.

The operating lease commitments reflected above do not reflect sublease amounts due to the Company of $10,069,000. The Company’s liability with respect to closed school lease commitments could change if sublessors default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

Leases included in discontinued operations total nine leases, seven of which are subleased and two of which remain vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If such parties under the sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party during or before Fiscal 2000 and four properties during Fiscal 2007 (the “Guaranteed Properties”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at September 29, 2007 is $1,188,000.

Capital Expenditures

Capital expenditures for new school development include school equipment, furniture and fixtures and curricula purchased by the Company for the operations of the schools. Funding of capital expenditures for these schools is expected to be provided by cash from operations or funds available under the Company’s 2006 Credit Agreement. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility.

During the first thirteen weeks of Fiscal 2008, the Company placed three new schools (a fourth was opened during the fourth quarter of Fiscal 2007) in operation that were financed by a developer and leased by the Company. During the first quarter of Fiscal 2008, the Company also acquired operations of four existing schools, one of which was closed during the quarter. Increased capital expenditures are in support of the Company’s growth strategy.

The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures, as defined. Capital expenditures for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, are as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 29, 2007	September 30, 2006
New school development	$851	$196
Renovations and equipment purchases	2,431	2,988
Corporate and information systems	301	352

Total capital expenditures	$3,583	$3,536

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2007. The following accounting policies are considered critical to the preparation of the Company’s consolidated financial statements due to the estimation processes and business judgment involved in their application.

Revenue Recognition

The recognition of net revenues meets the following criteria: the existence of an arrangement through a registration, an enrollment agreement or a contract, the rendering of educational services over time, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other net revenues, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as services are performed. Tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Charter school management fees are recognized based on a contractual relationship with the charter school and do not include any tuition revenue received by the charter school. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants credit for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and the District of Columbia and, as a result, the Company is not dependent on economic conditions in any one geographic area or market.

Long-lived and Intangible Assets

In accordance with Statement of Accounting Standard (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

Goodwill

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year or when changes in circumstances warrant. The Company engages an independent, third party consultant to review its calculations required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and, if necessary, the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

For Fiscal 2007 the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for Fiscal 2007 indicated that no impairment existed for the Company’s reporting units. As such, the Company did not record goodwill impairment for Fiscal 2007; however, there can be no assurance that such a charge will not be recorded in future periods.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $0 and $112,000 at September 29, 2007 and September 30, 2006, respectively. Further, the Company has cash flow exposure as a result of its 2006 Credit Agreement. The 2006 Agreement and the Prior Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $1,000 and $32,000 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2007. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 6.	Exhibits

10.1	First Amendment to Amended and Restated Credit Agreement dated October 24, 2007.

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.
Dated November 9, 2007
	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer (duly authorized officer and principal financial officer)