Form 10-Q
period 2007-12-29
NOBEL LEARNING COMMUNITIES INC
filed 2008-02-07
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 29, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at February 1, 2008 was 10,391,810.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share amounts)

	December 29, 2007	June 30, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,118	$3,814
Customer accounts receivable, less allowance for doubtful accounts of $140 at December 29, 2007 and $187 at June 30, 2007	1,017	949
Deferred tax asset	449	458
Prepaid rent	2,759	2,664
Prepaid expenses and other current assets	3,172	3,142

Total Current Assets	8,515	11,027

Property and equipment, at cost	73,720	69,665
Accumulated depreciation and amortization	(46,645)	(45,253)

Property and equipment, net	27,075	24,412

Goodwill	51,580	47,499
Intangible assets, net	4,328	4,182
Deferred tax asset	215	—
Deposits and other assets	1,934	1,194

Total Assets	$93,647	$88,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$18,420	$18,655
Current portion of accrued lease obligations for discontinued operations	731	1,174
Deferred revenue	12,894	12,835

Total Current Liabilities	32,045	32,664

Long-term debt	2,350	—
Long-term portion of accrued lease obligations for discontinued operations	1,081	1,019
Deferred tax liability	—	70
Other long term liabilities	1,498	343

Total Liabilities	36,974	34,096

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding; $2,000 liquidation preference	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized;
10,391,810 and 10,365,610 shares issued and outstanding at December 29, 2007 and June 30, 2007 respectively	10	10
Additional paid-in capital	57,339	56,676
Accumulated deficit	(677)	(2,469)

Total Stockholders’ Equity	56,673	54,218

Total Liabilities and Stockholders’ Equity	$93,647	$88,314

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenues	$51,207	$45,556	$95,839	$84,663

Personnel costs	24,778	21,620	46,635	40,920
School operating costs	6,435	5,785	13,195	12,240
Rent and other	12,129	10,921	24,030	21,080

Cost of services	43,342	38,326	83,860	74,240

Gross profit	7,865	7,230	11,979	10,423

General and administrative expenses	4,463	4,230	8,923	7,916

Operating income	3,402	3,000	3,056	2,507
Interest expense	105	808	152	1,130
Other income	(298)	(3,688)	(315)	(3,824)

Income from continuing operations before income taxes	3,595	5,880	3,219	5,201
Income tax expense	1,402	2,293	1,255	2,028

Income from continuing operations	2,193	3,587	1,964	3,173
Loss from discontinued operations, net of income tax effect	(67)	(1,398)	(128)	(1,654)

Net income	2,126	2,189	1,836	1,519
Preferred stock dividends	—	132	—	263

Net income applicable to common stockholders	$2,126	$2,057	$1,836	$1,256

Basic income per share:
Income from continuing operations	$0.21	$0.42	$0.19	$0.36
Loss from discontinued operations	(0.01)	(0.17)	(0.01)	(0.20)

Net income per share	$0.20	$0.25	$0.18	$0.16

Diluted income per share:
Income from continuing operations	$0.21	$0.34	$0.19	$0.30
Loss from discontinued operations	(0.01)	(0.13)	(0.01)	(0.16)

Net income per share	$0.20	$0.21	$0.17	$0.14

Weighted average common shares outstanding:
Basic	10,379	8,093	10,373	8,093
Diluted	10,551	10,549	10,546	10,539

Net income per share totals may not sum due to rounding.

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended December 29, 2007

(Dollars in thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
June 30, 2007	1,063,830	$1	10,365,610	$10	$56,676	$(2,469)	$54,218
Net income	—	—	—	—	—	1,836	1,836

Cumulative impact from adoption of FASB Interpertaion No. 48	—	—	—	—	—	(44)	(44)
Stock options compensation expense	—	—	—	—	354	—	354
Stock options exercised and related tax benefits	—	—	26,200	—	309	—	309

December 29, 2007	1,063,830	$1	10,391,810	$10	$57,339	$(677)	$56,673

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006
Cash Flows from Operating Activities:
Net income	$1,836	$1,519
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	3,430	3,269
Provision for losses on accounts receivable	158	439
Stock option compensation	354	290
Gain on sale of fixed assets	—	(310)
Gain on recovery of notes receivable	—	(3,300)
Lease reserves	83	2,039
Other	(221)	(207)

Changes in Assets and Liabilities, net of business combinations:
Accounts receivable	(260)	(294)
Prepaid expenses	(85)	945
Other assets and liabilities	(791)	71
Deferred revenue	52	363
Tax benefit from exercise of stock options	(107)	—
Accounts payable and accrued expenses	8	(1,830)

Total adjustments	2,621	1,475

Net Cash Provided by Operating Activities	4,457	2,994

Cash Flows from Investing Activities:
Purchases of capital assets, net of acquired amounts	(5,365)	(5,140)
School acquisitions	(4,447)	(12,050)
Proceeds from recovery of notes receivable	—	3,510
Proceeds from sale of fixed assets	—	1,028

Net Cash Used in Investing Activities	(9,812)	(12,652)

Cash Flows from Financing Activities:
Proceeds from issuance of long term debt	21,350	—
Repayment of long term debt	(19,000)	(2,285)
Bank overdraft	—	3,781
Proceeds from exercise of stock options	202	6
Tax benefits from exercise of stock options	107	—
Dividends paid to preferred stockholders	—	(219)

Net Cash Provided by Financing Activities	2,659	1,283

Net decrease in cash and cash equivalents	(2,696)	(8,375)
Cash and cash equivalents at beginning of period	3,814	9,837

Cash and cash equivalents at end of period	$1,118	$1,462

Supplemental disclosure of cash flow information:
Interest paid	$61	$431
Income taxes paid, net	$2,738	$752

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Twenty-six weeks ended December 29, 2007

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 29, 2007 and results of operations for the thirteen and twenty-six weeks ended December 29, 2007 and December 30, 2006, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2008 and Fiscal 2007 are to the 52 weeks ending June 28, 2008 and June 30, 2007, respectively. The second quarter of Fiscal 2008 and Fiscal 2007 are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended December 30, 2006 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

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

Accounts Receivable

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of its experience with historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants small amounts of credit for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 13 states and the District of Columbia and, as a result, the Company is not dependent on economic conditions in any one geographic area or market.

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

Note 2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for the Company’s fiscal year beginning June 28, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation to SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for the Company’s fiscal year beginning June 28, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation of SFAS 160 will have on the consolidated financial statements.

Note 3. Earnings Per Share

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Basic income per share:
Net income	$2,126	$2,189	$1,836	$1,519
Less preferred dividends	—	132	—	263

Income applicable to common stockholders	2,126	2,057	1,836	1,256

Weighted average common stock outstanding	10,379	8,093	10,373	8,093

Basic income per share	$0.20	$0.25	$0.18	$0.16

Diluted income per share:
Net income	$2,126	$2,189	$1,836	$1,519

Average common stock oustanding	10,379	8,093	10,373	8,093
Convertible preferred stock, options and warrants	172	2,456	173	2,446

Average common stock and dilutive securities outstanding	10,551	10,549	10,546	10,539

Diluted income per share	$0.20	$0.21	$0.17	$0.14

As of December 29, 2007, 164,000 stock options were issued and outstanding and were deemed to be anti-dilutive, these stock options are not included in the above earnings per share calculations.

During Fiscal 2007, the Company caused the holders of Series E Preferred Stock and Series F Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificates of Designation. As a result of these conversions, the Company’s common stock outstanding increased by approximately 2,256,000 shares and no shares of the Series E Preferred Stock or the Series F Preferred Stock remain outstanding.

Note 4. Acquisitions

During the second quarter of Fiscal 2008, the Company acquired the assets of two Teddy Bear Tree House preschools. Both schools will be rebranded under the Discovery Isle brand. These schools expand our existing market coverage in a geographic market in which the Company currently operates. The purchase price of the assets acquired and transaction costs totaled approximately $2,304,000. The purchase price has been allocated based on the estimated fair value of the assets acquired at the date of the acquisition and included, among other items, $69,000 of property and equipment and net current assets of $4,000. In addition, the Company has made an allocation of $281,000 for the value of the acquired student roster. This intangible asset will be amortized over the next three years. The remaining $1,950,000 includes the purchase price and transaction costs and has been recorded as goodwill.

During the first quarter of Fiscal 2008, the Company acquired the assets of four Learning Ladder preschools, three of which have been rebranded under the Chesterbrook Academy brand. The fourth Learning Ladder school was closed during the first quarter of Fiscal 2008. These schools expand our existing market coverage in a geographic market in which the Company currently operates. The aggregate of the purchase price for the assets acquired and transaction costs totaled approximately $2,133,000. The purchase price has been allocated based on the estimated fair value of the assets acquired at the date of the acquisition and included, among other items, $112,000 of property and equipment and net current liabilities of $319,000. In addition, the Company has made an allocation of $252,000 for the value of the acquired student roster. This intangible asset will be amortized over the next four years. The remaining $2,088,000 includes the purchase price and transaction costs and has been recorded as goodwill.

SEC Regulation S-X does not require that pro-forma financial information be furnished as a result of either of the above acquisitions, nor are they deemed material for further disclosure as required by SFAS No. 141 “Business Combinations”.

Note 5. Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized a $44,000 reduction of its current deferred tax asset, which was accounted for as an increase to accumulated deficit on July 1, 2007.

The Company’s income tax jurisdictions are in the United States. The Company remains subject to federal tax examination for Fiscal 2004 and subsequent years. For most U.S. states, with few exceptions, the Company remains subject to examination for Fiscal 2003 and subsequent years.

Note 6. Credit Agreement

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

At December 29, 2007, there was $2,350,000 outstanding on the 2006 Credit Agreement. At December 29, 2007 there was $1,737,000 outstanding for letters of credit. The total unused amount available under the 2006 Agreement, after allowance for the letters of credit, was $45,913,000 at December 29, 2007.

Note 7. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $71,000 and $2,819,000 at December 29, 2007 and June 30, 2007, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

Note 8. Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $248,000 and $210,000 for the thirteen week periods ended December 29, 2007 and December 30, 2006, respectively. Advertising expense was $456,000 and $397,000 for the twenty-six week periods ended December 29, 2007 and December 30, 2006, respectively.

Note 9. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of June 30, 2007, the reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2017. At December 29, 2007 and June 30, 2007, the lease reserve for closed schools was $1,812,000 and $2,193,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 30, 2007	$2,193
Payments against reserve	(762)
Lease reserve from acquisition	298
Adjustments to reserve	83

Lease reserve at December 29, 2007	$1,812

Adjustments to the lease reserve during Fiscal 2008 included an increase to the lease reserve with a corresponding charge to goodwill for $298,000 due to the addition of one school that was acquired and closed during the twenty-six week period ended December 29, 2007.

Note 10. Discontinued Operations

In accordance with SFAS 144, the results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.

The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenues	$2	$1,230	$44	$2,442
Cost of services	(13)	(1,064)	(48)	(2,231)
Closed school lease reserve	(64)	(2,039)	(83)	(2,039)
Rent and other	(35)	(419)	(123)	(884)

Loss from discontinued operations before income tax benefit	(110)	(2,292)	(210)	(2,712)
Income tax benefit	43	894	82	1,058

Loss from discontinued operations	$(67)	$(1,398)	$(128)	$(1,654)

Note 11. Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, a franchise agreement, and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the acquisition of the four Learning Ladder schools and two Teddy Bear Tree House schools as well as purchase accounting adjustments related to acquisitions which occurred in prior periods. At December 29, 2007 and June 30, 2007, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	December 29, 2007			June 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$51,580	$—	$51,580	$47,499	$—	$47,499

Amortized intangible assets:
Franchise agreement	84	410	92	318	410	62	348
Non-compete agreements	43	—	—	—	405	394	11
Trade Names	240	2,110	139	1,971	2,110	81	2,029
Student Rosters	50	2,638	599	2,039	2,105	311	1,794

Total Intangible Asets		$5,158	$830	$4,328	$5,030	$848	$4,182

Amortization expense related to intangible assets was $199,000 and $53,000 for the thirteen weeks ended December 29, 2007 and December 30, 2006, respectively. Amortization expense related to intangible assets was $387,000 and $108,000 for the twenty-six weeks ended December 29, 2007 and December 30, 2006, respectively.

Note 12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	December 29, 2007	June 30, 2007
Accounts payable	$7,103	$5,721
Accrued payroll and related items	4,619	6,377
Accrued income and property taxes	3,013	3,572
Accrued rent	818	563
Other accrued expenses	2,867	2,422

	18,420	18,655

Note 13. Stock-Based Compensation

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “Plan”). Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees.

All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately). Beginning July 1, 2007, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards that vest on the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. The first restricted stock awards granted to the Company’s non-employee Board of Directors were granted during the second quarter of Fiscal 2008. As of December 29, 2007, there were approximately 998,000 stock options and approximately 17,000 restricted stock awards issued and outstanding under the Plan.

In February, 2000, the Company established the 2000 Stock Option Plan for Consultants (the “Consultant Plan”). This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through December 29, 2007, approximately 41,000 non-qualified stock options have been issued and are outstanding under the Consultant Plan.

As of December 29, 2007, the total number of shares of common stock available for issuance under the Plan and the Consultant Plan was 852,000.

The fair value of each employee and non-employee Board of Director option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen and Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	21.7%	32.6%
Risk-free interest rate	4.2%	4.6%
Weighted average expected life of options	6 years	5 years
Expected rate of forfeiture	7.3%	6.4%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in the statement of operations for the thirteen weeks ended December 29, 2007 and December 30, 2006 was approximately $184,000 and $192,000, respectively. Stock-based compensation expense included in the statement of operations for the twenty-six weeks ended December 29, 2007 and December 30, 2006 was approximately $354,000 and $290,000, respectively. As of December 29, 2007 and December 30, 2006, there was approximately $1,158,000 and $1,055,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.4 years. The Company expects to continue its historical practice of issuing stock options and board grants, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of option activity under the Company’s employee and consultant stock option plans as of June 30, 2007 and changes during the twenty-six weeks ended December 29, 2007 is presented below:

	Shares Available for Grant	Options Outstanding			Options Exercisable
		Shares	Weighted Average Grant & Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Grant & Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2007	1,016,202	860,482	$7.71	$5,913,000	608,299	$6.91	$4,666,000

Granted at market	(164,000)	164,000	14.73	—	—	—	—
Exercised	—	(26,200)	7.72	192,600	—	—	—

Balance at December 29, 2007	852,202	998,282	$8.86	$5,242,000	680,426	$7.20	$4,620,000

The weighted average fair value of stock options granted during Fiscal 2008 and during Fiscal 2007 was $4.44 and $3.84, respectively. The total fair value of options vested during the twenty-six weeks ended December 29, 2007 and December 30, 2006 was $354,000 and $445,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable as of December 29, 2007 was 7.3 and 6.4 years, respectively.

Note 14. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the plan were $84,000 for the thirteen week periods ended December 29, 2007 and $73,000 and December 30, 2006. The Company’s matching contributions under the plan were $183,000 for the twenty-six week period ended December 29, 2007 and $154,000 for the twenty-six week period ended December 30, 2006.

During Fiscal 2007, the Company initiated a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At December 29, 2007, the Company has included $783,000 in “Other long term liabilities” to reflect its liability under the plan. General and administrative expense related to the deferred compensation plan was $103,000 and $101,000 for the thirteen weeks ended December 29, 2007 and December 30, 2006 respectively. General and administrative expense related to the deferred compensation plan was $175,000 and $101,000 for the twenty-six weeks ended December 29, 2007 and December 30, 2006 respectively. The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $773,000 in “Deposits and other assets” as of December 29, 2007, which represents the cash surrender value of these policies.

Note 15. Commitments and Contingencies

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

The Company carries fire and other casualty insurance on its schools and liability insurance in amounts which management believes are adequate. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of abuse coverage have insurance sublimits per claim in the general liability coverage.

Note 16. Segment Information

The Company primarily manages the same type of business in its private pay schools. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the private pay schools are disclosed as a segment. For the twenty-six weeks ended December 29, 2007, the Company also performed back office services for one charter school; during the twenty-six weeks ended December 30, 2006, the Company performed back office services for three charter schools. In accordance with SFAS 131, the Company discloses the charter school as a separate segment in the “other” category.

The table below presents information about the financial results and condition of the Company’s segments for the thirteen and twenty-six weeks ended December 29, 2007 and December 30, 2006 (dollars in thousands):

	Thirteen Weeks ended December 29, 2007				Thirteen Weeks ended December 30, 2006
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$51,175	$32	$—	$51,207	$45,078	$478	$—	$45,556
Gross profit	7,832	33	—	7,865	7,001	229	—	7,230
Depreciation and amortization:
Continuing operations	$1,465	$—	$339	$1,804	$1,255	$77	$343	$1,675
Disccontinued operations	2	—	—	2	—	—	—	—

Total depreciation and amortization	$1,467	$—	$339	$1,806	$1,255	$77	$343	$1,675

	Twenty-Six Weeks ended December 29, 2007				Twenty-Six Weeks ended December 30, 2006
	Private Schools	Other	Corporate	Total	Private Schools	Other	Corporate	Total
Revenues	$95,711	$128	$—	$95,839	$83,655	$1,008	$—	$84,663
Gross profit	11,872	107	—	11,979	9,967	456	—	10,423
Depreciation and amortization:
Continuing operations	$2,828	$—	$597	$3,425	$2,403	$193	$651	$3,247
Disccontinued operations	5	—	—	5	22	—	—	22

Total depreciation and amortization	$2,833	$—	$597	$3,430	$2,425	$193	$651	$3,269

Goodwill	$51,580	—	—	$51,580	$47,480	—	—	$47,480
Segment Assets
Continuing operations	$90,346	$—	$3,265	$93,611	$83,327	$1,879	$3,078	$88,284
Disccontinued operations	33	3	—	36	1,850	—	—	1,850

Total Assets	$90,379	$3	$3,265	$93,647	$85,177	$1,879	$3,078	$90,134

Note 17. Subsequent Event

During the third quarter of Fiscal 2008, the Company announced it had signed an agreement to acquire all the outstanding shares of Enchanted Care Learning Centers, Inc. (“Enchanted Care”), a leading private school for children ages infant through preschool in the Columbus, Ohio market. This transaction is expected to close during the third quarter of Fiscal 2008. The purchase price for the assets to be acquired is expected to be $15,000,000 plus transaction costs. Enchanted Care generated revenue of approximately $12,000,000 for the calendar year ending December 31, 2007. Enchanted Care will add nine preschools and six before- and after-school and camp facilities to the Company’s existing portfolio of schools and programs.

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

•	changing economic conditions;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	approval of licensing authorities relating to potential acquisitions;

•	environmental or health related events that could affect schools in areas impacted by such events;

•	a small number of shareholders control a majority of the outstanding common stock of the Company;

•	our ability to maintain effective controls over financial reporting; and

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law.

Negative developments in these areas could have a material adverse effect on the Company’s business, financial condition and results of operations.

Beginning with the Company’s Annual Report on Form 10-K for the year ending June 28, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include a report of management’s assessment of the effectiveness of its internal control over financial reporting as of the end of the fiscal year and an attestation report of the Company’s internal control over financial reporting from the Company’s independent auditors. Risk factors associated with these new requirements include:

•

the Company’s ability to complete the work necessary to issue management’s attestation report in a timely manner, or to complete the extensive work that will be required for the Company to report that its internal control over financial reporting is effective;

•	the ability of the Company’s independent auditors to complete the work required for them to issue an attestation report in a timely manner;

•	the Company’s ability to ensure that no material weaknesses in internal control will emerge, or that any remediation efforts will be completed successfully;

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

Results of Operations

At December 29, 2007, the Company operated 160 schools. Since June 30, 2007, the Company has opened four new preschools and acquired six preschools. One of the acquired preschools was subsequently closed within the same fiscal quarter. School counts for the twenty-six weeks ended December 29, 2007 and December 30, 2006 are as follows:

	Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006
Number of schools at the beginning of period	151	150
Acquisitions	6	6
Openings	4	2
Closings	(1)	(1)

Number of schools at the end of the period	160	157

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and twenty-six weeks ended December 29, 2007 and December 30, 2006 (dollars in thousands):

	Thirteen Weeks Ended	Percent of Revenues	Thirteen Weeks Ended	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
	December 29, 2007		December 30, 2006
Revenues	$51,207	100.0%	$45,556	100.0%	$5,651	12.4%

Personnel costs	24,778	48.4	21,620	47.5	3,158	14.6
School operating costs	6,435	12.6	5,785	12.7	650	11.2
Rent and other	12,129	23.7	10,921	24.0	1,208	11.1

Cost of services	43,342	84.6	38,326	84.1	5,016	13.1

Gross profit	7,865	15.4	7,230	15.9	635	8.8
General and administrative expenses	4,463	8.7	4,230	9.3	233	5.5

Operating income	$3,402	6.6%	$3,000	6.6%	$402	13.4%

	Twenty-Six Weeks Ended	Percent of Revenues	Twenty-Six Weeks Ended	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
	December 29, 2007		December 30, 2006
Revenues	$95,839	100.0%	$84,663	100.0%	$11,176	13.2%

Personnel costs	46,635	48.7	40,920	48.3	5,715	14.0
School operating costs	13,195	13.8	12,240	14.5	955	7.8
Rent and other	24,030	25.1	21,080	24.9	2,950	14.0

Cost of services	83,860	87.5	74,240	87.7	9,620	13.0

Gross profit	11,979	12.5	10,423	12.3	1,556	14.9
General and administrative expenses	8,923	9.3	7,916	9.4	1,007	12.7

Operating income	$3,056	3.2%	$2,507	3.0%	$549	21.9%

Revenue

Revenue for the thirteen weeks ended December 29, 2007 increased $5,651,000 or 12.4% to $51,207,000 from $45,556,000 for the thirteen weeks ended December 30, 2006. Revenue for the twenty-six weeks ended December 29, 2007 increased $11,176,000 or 13.2% to $95,839,000 from $84,663,000 for the twenty-six weeks ended December 30, 2006. The revenue increase for the thirteen and twenty-six weeks ended December 29, 2007, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$46,406	$44,216	$2,190	5.0%
Schools opened or acquired	4,768	826	3,942	477.2
Closed schools	—	36	(36)	(100.0)
Other, non-school	33	478	(445)	(93.1)

	$51,207	$45,556	$5,651	12.4%

	Twenty-Six Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$86,126	$81,990	$4,136	5.0%
Schools opened or acquired	9,584	1,593	7,991	501.6
Closed schools	—	72	(72)	(100.0)
Other, non-school	129	1,008	(879)	(87.2)

	$95,839	$84,663	$11,176	13.2%

Revenue for comparable schools (those which operated the entire period) increased $2,190,000 or 5.0% during the thirteen weeks ended December 29, 2007, as compared to the same period in the prior year. Revenue for comparable schools (those which operated the entire period) increased $4,136,000 or 5.0% during the twenty-six weeks ended December 29, 2007, as compared to the same period in the prior year.

Revenue for schools opened or acquired subsequent to the fourth quarter of Fiscal 2007 was $3,942,000 higher during the thirteen week period ended December 29, 2007, as compared to revenue for schools opened or acquired during the thirteen week period ended December 30, 2006. Revenue for schools opened or acquired subsequent to the fourth quarter of Fiscal 2007 was $7,991,000 higher during the twenty-six week period ended December 29, 2007, as compared to revenue for schools opened or acquired during the twenty-six week period ended December 30, 2006. The thirteen and twenty-six week period ended December 29, 2007 included revenues from five preschools that were acquired during Fiscal 2008, four new preschools that were opened during Fiscal 2008, six preschools that were acquired during the second quarter of Fiscal 2007, and three new preschools that were opened during Fiscal 2007.

Other revenues, primarily related to a reduction in contracts and lease renewals in our charter school management business, decreased by $445,000 during the thirteen weeks ended December 29, 2007 as compared to the respective period in the prior year. Other revenues, primarily related to a reduction in contracts and lease renewals in our charter school management business, decreased by $879,000 during the twenty-six weeks ended December 29, 2007 as compared to the respective period in the prior year.

Revenue trends

Comparable private pay schools net revenue increased $2,190,000 or 5.0% to $46,406,000 for the thirteen weeks ended December 29, 2007 from $44,216,000 for the thirteen weeks ended December 30, 2006. Comparable private pay schools net revenue increased $4,136,000 or 5.0% to $86,126,000 for the twenty-six weeks ended December 29, 2007 from $81,990,000 for the twenty-six weeks ended December 30, 2006.

Revenue increases were due primarily to average tuition increases of approximately 3.8% along with an increase in average enrollments at comparable schools as compared to the same periods in the prior year.

In total, revenue from comparable and newly opened or acquired schools has increased $6,132,000 or 7.3% when comparing the thirteen week period ended December 29, 2007 to the same period ended December 30, 2006 and $12,127,000 or 6.9% when comparing the twenty-six week period ended December 29, 2007 to the same period ended December 30, 2006.

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

	Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$22,367	$21,226	$1,141	5.4%
Schools opened or acquired	2,411	371	2,040	549.9
Closed schools	—	23	(23)	(100.0)

	$24,778	$21,620	$3,158	14.6%

	Twenty-Six Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$41,645	$39,992	$1,653	4.1%
Schools opened or acquired	4,990	881	4,109	466.4
Closed schools	—	47	(47)	(100.0)

	$46,635	$40,920	$5,715	14.0%

For the thirteen weeks ended December 29, 2007, personnel cost increased $3,158,000 to $24,778,000 from $21,620,000 for the thirteen weeks ended December 30, 2006. The 14.6% increase was primarily driven by wages and salaries of $2,040,000 from eighteen schools opened or acquired during Fiscal 2007 and the first two quarters of Fiscal 2008. The remaining $1,118,000 increase was primarily driven by increases in total wages, payroll tax, and vacation pay for comparable schools operated by the Company during the thirteen weeks ended December 29, 2007, as compared to the same period ended December 30, 2006.

Personnel costs increased to 48.4% of revenue for the thirteen week period ended December 29, 2007, as compared to 47.5% for the same period ended December 30, 2006.

For the twenty-six weeks ended December 29, 2007, personnel cost increased $5,715,000 to $46,635,000 from $40,920,000 for the twenty-six weeks ended December 30, 2006. The 14.0% increase was primarily driven by wages and salaries of $4,109,000 from eighteen schools opened or acquired during Fiscal 2007 and the first two quarters of Fiscal 2008. The remaining $1,606,000 increase was primarily driven by increases in total wages, payroll tax, and vacation pay for comparable schools operated by the Company during the twenty-six weeks ended December 29, 2007, as compared to the same period ended December 30, 2006.

Personnel costs increased to 48.7% of revenue for the twenty-six week period ended December 29, 2007, as compared to 48.3% for the same period ended December 30, 2006.

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

	Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$5,900	$5,676	$224	3.9%
Schools opened or acquired	531	85	446	524.7
Other, non school	4	24	(20)	(83.3)

	$6,435	$5,785	$650	11.2%

	Twenty-Six Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$12,075	$11,990	$85	0.7%
Schools opened or acquired	1,100	176	924	525.0
Closed schools	—	10	(10)	(100.0)
Other, non school	20	64	(44)	(68.8)

	$13,195	$12,240	$955	7.8%

For the thirteen weeks ended December 29, 2007, school operating costs increased $650,000 to $6,435,000 from $5,785,000 for the thirteen weeks ended December 30, 2006. The 11.2% increase was primarily driven by an increase in school operating costs of $446,000 from eighteen schools opened or acquired during Fiscal 2007 and the first two quarters of Fiscal 2008. Operating costs from comparable schools operated by the Company during both the entire thirteen week period ended December 29, 2007 and the entire thirteen week period ended December 30, 2006 increased $224,000 to $5,900,000 for the thirteen weeks ended December 29, 2007 from $5,676,000 for the thirteen weeks ended December 30, 2006. This 3.9% increase was primarily the result of increased maintenance costs of $109,000 and increased utility costs of $85,000, and a net increase in other school operating costs including food, transportation, and ancillary program costs of $30,000.

For the thirteen weeks ended December 29, 2007, school operating costs as a percentage of revenue decreased to 12.6% from 12.7% as compared to the thirteen weeks ended December 30, 2006. This reduction was primarily the result of comparable school revenue growth and continued focus on improving school operations and cost controls.

For the twenty-six weeks ended December 29, 2007, school operating costs increased $955,000 to $13,195,000 from $12,240,000 for the twenty-six weeks ended December 30, 2006. The 7.8% increase was primarily driven by school operating costs of $924,000 from eighteen schools opened or acquired during Fiscal 2007 and the first two quarters of Fiscal 2008. Operating costs from comparable schools operated by the Company during both the entire twenty-six week period ended December 29, 2007 and the entire twenty-six week period ended December 30, 2006 increased $85,000 to $12,075,000 for the twenty-six weeks ended December 29, 2007 from $11,990,000 for the twenty-six weeks ended December 30, 2006. This 0.7% increase was primarily the result increased utility costs of $107,000 and increased food costs of $138,000 offset by a reduction of bad debt expense of $202,000 and an increase in other school operating costs including food, transportation, and ancillary program costs of $44,000.

For the twenty-six weeks ended December 29, 2007, school operating costs as a percentage of revenue decreased to 13.8% from 14.5% as compared to the twenty-six weeks ended December 30, 2006. This reduction was primarily the result of comparable school revenue growth and continued focus on improving school operations and cost controls.

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

	Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$10,664	$10,399	$265	2.5%
Schools opened or acquired	1,465	293	1,172	400.0
Closed schools	—	4	(4)	(100.0)
Other, non school	—	225	(225)	(100.0)

	$12,129	$10,921	$1,208	11.1%

	Twenty-Six Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$20,919	$20,068	$851	4.2%
Schools opened or acquired	3,111	522	2,589	496.0
Closed schools	—	2	(2)	(100.0)
Other, non school	—	488	(488)	(100.0)

	$24,030	$21,080	$2,950	14.0%

For the thirteen weeks ended December 29, 2007, rent and other costs increased $1,208,000 to $12,129,000 from $10,921,000 for the thirteen weeks ended December 30, 2006. The 11.1% increase was primarily driven by school rent and other costs of $1,172,000 from eighteen schools opened or acquired during Fiscal 2007 and the first two quarters of Fiscal 2008.

Rent and other costs from comparable schools operated by the Company during the entire thirteen week period ended December 29, 2007 and the entire thirteen week period ended December 30, 2006 increased $265,000 to $10,664,000 for the thirteen weeks ended December 29, 2007 from $10,399,000 for the thirteen weeks ended December 30, 2006. This 2.5% increase was the result of increased occupancy costs of $215,000 and an increased estimate in claims retention for workers’ compensation and property damages of $143,000 partially offset by a decrease in other costs of $89,000. The increase in occupancy costs in comparable schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases.

For the thirteen weeks ended December 29, 2007, rent and other costs as a percentage of revenue decreased to 23.7%, from 24.0% as compared to the thirteen weeks ended December 30, 2006.

For the twenty-six weeks ended December 29, 2007, rent and other costs increased $2,950,000 to $24,030,000 from $21,080,000 for the twenty-six weeks ended December 30, 2006. The 14.0% increase was primarily driven by an increase in school rent and other costs of $2,589,000 from eighteen schools opened or acquired during Fiscal 2007 and the first two quarters of Fiscal 2008.

Rent and other costs from comparable schools operated by the Company during the entire twenty-six week period ended December 29, 2007 and the entire twenty-six week period ended December 30, 2006 increased $851,000 to $20,919,000 for the twenty-six weeks ended December 29, 2007 from $20,068,000 for the twenty-six weeks ended December 30, 2006. This 4.2% increase was the result of increased occupancy costs of $439,000 and an increased estimate in claims retention for workers’ compensation and property damages of $420,000 and a decrease in other costs of $8,000. The increase in occupancy costs in comparable schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases.

For the twenty-six weeks ended December 29, 2007, rent and other costs as a percentage of revenue increased to 25.1%, from 24.9% as compared to the thirteen weeks ended December 30, 2006.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended December 29, 2007 increased $635,000 or 8.8% to $7,865,000 from $7,230,000 for the thirteen weeks ended December 30, 2006. Gross profit was 15.4% of revenue for the thirteen weeks ended December 29, 2007 and 15.9% of revenue for the thirteen weeks ended December 30, 2006. This reduction was primarily related to newly opened schools as they enter the normal new school enrollment ramp up period. There have been four newly opened schools during the first six months of Fiscal 2008.

Gross profit for the twenty-six weeks ended December 29, 2007 increased $1,556,000 or 14.9% to $11,979,000 from $10,423,000 for the twenty-six weeks ended December 30, 2006. Gross profit was 12.5% of revenue for the twenty-six weeks ended December 29, 2007 and 12.3% for the twenty-six weeks ended December 30, 2006.

The gross profit increase for the thirteen and twenty-six weeks ended December 29, 2007 as compared to the same period in the prior year is as follows (dollars in thousands):

	Thirteen Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$7,475	$6,916	$559	8.1%
Schools opened or acquired	362	78	284	364.1
Closed schools	—	7	(7)	(100.0)
Other, non school	28	229	(201)	(87.8)

	$7,865	$7,230	$635	8.8%

	Twenty-Six Weeks Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 29, 2007	December 30, 2006
Comparable schools	$11,487	$9,940	$1,547	15.6%
Schools opened or acquired	383	12	371	3,091.7
Closed schools	—	15	(15)	(100.0)
Other, non school	109	456	(347)	(76.1)

	$11,979	$10,423	$1,556	14.9%

General and administrative expenses

For the thirteen weeks ended December 29, 2007, general and administrative expenses increased $233,000 to $4,463,000 from $4,230,000 for the thirteen weeks ended December 30, 2006. General and administrative expenses decreased to 8.7% of revenue for the thirteen weeks ended December 29, 2007 from 9.3% for the thirteen weeks ended December 30, 2006.

The overall increase in general and administrative expenses for the thirteen weeks ending December 29, 2007 as compared to the same period during the prior fiscal year was driven by a number of factors including increased wage and personnel costs of $54,000, amortization expense from acquisitions of $90,000, and increased consulting and professional fees of $39,000 primarily attributable to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an overall $50,000 increase of other general and administrative expenses.

For the twenty-six weeks ended December 29, 2007, general and administrative expenses increased $1,007,000 to $8,923,000 from $7,916,000 for the twenty-six weeks ended December 30, 2006. General and administrative expenses decreased to 9.3% of revenue for the twenty-six weeks ended December 29, 2007 from 9.4% for the twenty-six weeks ended December 30, 2006.

The overall increase in general and administrative expenses for the twenty-six weeks ending December 29, 2007, as compared to the same period during the prior fiscal year was driven by a number of factors including increased wage and personnel costs of $472,000, amortization expense from acquisitions of $221,000, and increased consulting and professional fees of $202,000 primarily attributable to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the next round of the Company’s strategic plan. Other general and administrative expenses increased $112,000. These general and administrative expenses included increased recruiting costs, board fees and implementation costs associated with the Company’s migration to an outsourced payroll provider.

Corporate personnel costs for the twenty-six weeks ending December 29, 2007, as compared to the same period during the prior fiscal year increased approximately $472,000. Approximately $122,000 of this increase was due to higher performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2007). Increased wages and benefit costs added $276,000 due to the addition of management personnel to direct expanded regions that were the result of the Company’s acquisition activity subsequent to the first quarter of Fiscal 2007. The addition of the deferred compensation plan that was implemented subsequent to the first quarter of Fiscal 2007 added $74,000.

Increases in amortization expense reflect the amortization of intangible assets acquired from the acquisition of the Discovery Isle, Learning Ladder, and Teddy Bear Tree House schools which were all acquired subsequent to the first quarter of Fiscal 2007.

Operating income

As a result of the factors mentioned above, operating income increased $402,000 to $3,402,000 for the thirteen weeks ended December 29, 2007 from $3,000,000 for the thirteen weeks ended December 30, 2006. Operating income increased $549,000 to $3,056,000 for the twenty-six weeks ended December 29, 2007 from $2,507,000 for the twenty-six weeks ended December 30, 2006.

Interest expense

Interest expense decreased $703,000 to $105,000 for the thirteen weeks ended December 29, 2007 from $808,000 for the thirteen weeks ended December 30, 2006. Interest expense decreased $978,000 to $152,000 for the twenty-six weeks ended December 29, 2007 from $1,130,000 for the twenty-six weeks ended December 30, 2006. This decrease was primarily the result of the recognition of $562,000 of unamortized financing fees when the Company’s borrowing facility with Harris Bank was retired and replaced with a new borrowing facility during the second quarter of Fiscal 2007 as well as a reduction in the Company’s average debt outstanding during Fiscal 2008 as compared to Fiscal 2007.

Other Income from Operations

Other income from operations for the thirteen weeks ended December 29, 2007 decreased $3,390,000 to $298,000 from $3,688,000 for the thirteen weeks ended December 30, 2006. Other income from operations for the twenty-six weeks ended December 29, 2007 decreased $3,509,000 to $315,000 from $3,824,000 for the twenty-six weeks ended December 30, 2006.

During the second quarter of Fiscal 2008 the Company received a payment of $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations.

During the second quarter of Fiscal 2007, the Company received payment from Total Education Solutions (“TES”) in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations in the second quarter of Fiscal 2007.

During the second quarter of Fiscal 2007, the Company also received payments from Franklintowne Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased its school property that the Company had subleased to them from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company, and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations in the second quarter of Fiscal 2007.

Income tax expense from continuing operations

Income tax expense for the thirteen weeks ended December 29, 2007 was $1,402,000 as compared to $2,293,000 for the thirteen weeks ended December 30, 2006. Income tax expense for the twenty-six weeks ended December 29, 2007 was $1,255,000 as compared to $2,028,000 for the twenty-six weeks ended December 30, 2006. The Company’s effective tax rate was 39.0% for the thirteen and twenty-six weeks ended December 29, 2007 and December 30, 2006.

Discontinued operations

At the beginning of Fiscal 2007, discontinued operations consisted of fifteen schools, eight of which the Company did not operate during Fiscal 2007 and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007. In addition to the remaining eight schools classified as discontinued operations during Fiscal 2007, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. This school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during the period. Discontinued operations during the first twenty-six weeks of Fiscal 2008 consist of nine schools. The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenues	$2	$1,230	$44	$2,442
Cost of services	(13)	(1,064)	(48)	(2,231)
Closed school lease reserve	(64)	(2,039)	(83)	(2,039)
Rent and other	(35)	(419)	(123)	(884)

Loss from discontinued operations before income tax benefit	(110)	(2,292)	(210)	(2,712)

Income tax benefit	43	894	82	1,058

Loss from discontinued operations	$(67)	$(1,398)	$(128)	$(1,654)

Net income

As a result of the above factors, the Company’s net income was $2,126,000 for the thirteen weeks ended December 29, 2007 as compared to $2,189,000 for the thirteen weeks ended December 30, 2006. For the twenty-six weeks ended December 29, 2007, the Company’s net income was $1,836,000 as compared to net income of $1,519,000 for the twenty-six weeks ended December 30, 2006.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its 2006 Credit Agreement (described below). Principal uses of liquidity are debt service, acquisitions, capital expenditures related to the renovation and maintenance of its existing schools and new school development, furniture, fixtures, technology and curriculum. The Company believes it has access to sufficient cash and borrowing capacity to meet its near term capital requirements.

Total cash and cash equivalents decreased by $2,696,000 to $1,118,000 at December 29, 2007 from $3,814,000 at June 30, 2007. Cash provided by operations increased cash flow by $4,457,000. Cash used in investing activities totaled $9,812,000 and included $4,447,000 related to the purchase of the Learning Ladder schools and the Teddy Bear Treehouse schools and an additional $5,365,000 used for capital expenditures. Cash provided by financing activities was $2,659,000 and included $2,350,000 of net proceeds from the revolving line of credit.

Revolving Credit Agreement

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (as amended, the “2006 Credit Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Credit Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Credit Agreement replaced and extinguished all outstanding balances under the Company’s prior Credit Agreement. Under terms of the 2006 Credit Agreement, proceeds may be used to fund permitted acquisitions and additional capital expenditures and for ongoing business operations. The borrowing rates on the 2006 Credit Agreement are provided by a leverage-based matrix associated with LIBOR indexed borrowings. The 2006 Credit Agreement has a five-year term that ends on October 30, 2011. As of December 29, 2007, outstanding borrowings totaled $2,350,000, along with $1,737,000 of letters of credit.

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

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and other contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations as of December 29, 2007 are as follows (dollars in thousands):

	Total	Twenty-Six Weeks Ended June 29, 2008	Fiscal Year
			2009	2010	2011	2012	Thereafter
Long term debt obligations	$3,355	$131	$262	$262	$262	$2,438	$—
Letters of credit	1,737	1,737	—	—	—	—	—
Operating leases	243,679	16,658	31,638	30,036	27,499	24,158	113,690

Total	$248,771	$18,526	$31,900	$30,298	$27,761	$26,596	$113,690

Most of the above leases are triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs, which are not included in the amounts presented above. Most of the above leases contain annual rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule.

The operating lease commitments reflected above do not reflect sublease amounts due to the Company of $9,876,000. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

Leases included in discontinued operations total nine leases, eight of which are subleased and one of which remain vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If such parties under the sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party during or before Fiscal 2000 and four properties during Fiscal 2007 (the “Guaranteed Properties”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is diminimus, and therefore, has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at December 29, 2007 is $1,082,000.

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

During the first twenty-six weeks of Fiscal 2008, the Company placed four new schools in operation that were financed by a developer and leased by the Company. During the first quarter of Fiscal 2008, the Company also acquired operations of four existing schools, one of which was closed during the quarter. During the second quarter of Fiscal 2008, the Company acquired operations of two existing schools. Increased capital expenditures are in support of the Company’s growth strategy.

The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures, as defined. Capital expenditures for the twenty-six weeks ended December 29, 2007 and December 30, 2006, respectively, are as follows (dollars in thousands):

	Twenty-Six Weeks Ended
	December 29, 2007	December 30, 2006
New school development	980	396
Renovations and equipment purchases	3,833	4,124
Corporate and information systems	552	620

Total capital expenditures	5,365	5,140

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

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants credit for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for estimated losses incurred but not realized as of the balance sheet date. The Company’s schools are located in 13 states and the District of Columbia and, as a result, the Company is not dependent on economic conditions in any one geographic area or market.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company also had cash flow exposure on certain notes payable and other subordinate debt agreements aggregating $0 and $112,000 at December 29, 2007 and December 30, 2006, respectively. Further, the Company has cash flow exposure as a result of its 2006 Credit Agreement. The 2006 Agreement and the Prior Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $1,000 and $32,000 for the twenty-six weeks ended December 29, 2007 and December 30, 2006, respectively.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2007. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Part II

Other Information

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 8, 2007. Of the combined total of 10,366,810 votes eligible to be cast at the meeting, holders entitled to cast a combined total of 6,077,610 votes at such meeting were present, in person, or by proxy, for purposes of a quorum. At the meeting, stockholders elected to the Board of Directors George H. Bernstein and Michael J. Rosenthal as Class II Directors, both with terms expiring at the 2010 Annual Meeting of Stockholders. Votes cast for and votes withheld in the election were as follows:

Director	Votes For	Votes Abstained
George H. Bernstein	6,072,089	5,521
Michael J. Rosenthal	6,072,195	5,415

There were no broker non-votes.

Additional Directors, whose term of office as Directors continued after the meeting are as follows:

Term Expiring at the 2010 Annual Meeting of Shareholders:

Richard J. Pinola

Peter H. Havens

Ralph Smith

David L. Warnock

Term Expiring at the 2009 Annual Meeting of Shareholders:

Therese Kreig Crane, Ed.D.

Steven B. Fink

David Beale

The stockholders also ratified the appointment of Grant Thornton, LLP as independent auditors for the 2008 fiscal year. Voting for this resolution were 6,071,336 votes, voting against the resolution were 4,226 votes, abstaining were 2,046 votes and there were not broker non-votes.

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

NOBEL LEARNING COMMUNITIES, INC.

Dated February 7, 2008	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)