Form 10-Q
period 2008-03-29
NOBEL LEARNING COMMUNITIES INC
filed 2008-05-12
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2008

or

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

Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at May 1, 2008 was 10,391,810.

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 29, 2008	June 30, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,163	$3,814
Customer accounts receivable, less allowance for doubtful accounts of $189 at March 29, 2008 and $187 at June 30, 2007	782	949
Deferred tax asset	199	458
Prepaid rent	3,000	2,664
Prepaid expenses and other current assets	3,257	3,142

Total Current Assets	8,401	11,027

Property and equipment, at cost	75,062	69,665
Accumulated depreciation and amortization	(48,277)	(45,253)

Property and equipment, net	26,785	24,412

Goodwill	65,864	47,499
Intangible assets, net	7,075	4,182
Deposits and other assets	2,112	1,194

Total Assets	$110,237	$88,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$15,230	$18,655
Current portion of accrued lease obligations for discontinued operations	525	1,174
Deferred revenue	15,287	12,835

Total Current Liabilities	31,042	32,664

Long-term debt	17,325	—
Long-term portion of accrued lease obligations for discontinued operations	1,018	1,019
Deferred tax liability	—	70
Other long term liabilities	1,501	343

Total Liabilities	50,886	34,096

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding; $2,000 liquidation preference	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized;
10,391,810 and 10,365,610 shares issued and outstanding at March 29, 2008 and June 30, 2007 respectively	10	10
Additional paid-in capital	57,510	56,676
Retained earnings (deficit)	1,830	(2,469)

Total Stockholders’ Equity	59,351	54,218

Total Liabilities and Stockholders’ Equity	$110,237	$88,314

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues	$53,328	$49,218	$149,167	$133,881

Personnel costs	25,408	23,399	72,043	64,319
School operating costs	6,384	5,996	19,579	18,245
Rent and other	12,549	11,387	36,579	32,467

Cost of services	44,341	40,782	128,201	115,031

Gross profit	8,987	8,436	20,966	18,850

General and administrative expenses	4,657	4,940	13,580	12,856

Operating income	4,330	3,496	7,386	5,994
Interest expense	117	185	270	1,315
Other income	(2)	(21)	(318)	(3,850)

Income from continuing operations before income taxes	4,215	3,332	7,434	8,529
Income tax expense	1,650	1,300	2,905	3,326

Income from continuing operations	2,565	2,032	4,529	5,203
(Loss) income from discontinued operations, net of income tax effect	(58)	463	(186)	(1,189)

Net income	2,507	2,495	4,343	4,014
Preferred stock dividends	—	62	—	325

Net income applicable to common stockholders	$2,507	$2,433	$4,343	$3,689

Basic income per share:
Income from continuing operations	$0.25	$0.22	$0.44	$0.57
(Loss) income from discontinued operations	(0.01)	0.05	(0.02)	(0.14)

Net income per share	$0.24	$0.26	$0.42	$0.43

Diluted income per share:
Income from continuing operations	$0.24	$0.19	$0.43	$0.49
(Loss) income from discontinued operations	(0.01)	0.04	(0.02)	(0.11)

Net income per share	$0.24	$0.23	$0.41	$0.38

Weighted average common shares outstanding:
Basic	10,392	9,283	10,379	8,491
Diluted	10,633	10,636	10,629	10,573

Net income per share totals may not sum due to rounding.

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Thirty-nine Weeks Ended March 29, 2008

(Dollars in thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
June 30, 2007	1,063,830	$1	10,365,610	$10	$56,676	$(2,469)	$54,218
Net income	—	—	—	—	—	4,343	4,343
Cumulative impact from adoption of FASB Interpretation No. 48	—	—	—	—	—	(44)	(44)
Stock options compensation expense	—	—	—	—	525	—	525
Stock options exercised and related tax benefits	—	—	26,200	—	309	—	309

March 29, 2008	1,063,830	$1	10,391,810	$10	$57,510	$1,830	$59,351

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income	$4,343	$4,014

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,275	5,355
Provision for losses on accounts receivable	218	492
Stock option compensation	525	501
Gain on sale of fixed assets	—	(1,101)
Gain on recovery of notes receivable	—	(3,300)
Lease reserves	155	2,019
Other	245	(94)

Changes in assets and liabilities, net of business combinations:
Accounts receivable	(9)	217
Prepaid expenses	(261)	133
Other assets and liabilities	(1,259)	50
Deferred revenue	1,800	2,130
Tax benefit from exercise of stock options	(107)	—
Accounts payable and accrued expenses	(3,584)	598

Total adjustments	2,998	7,000

Net cash provided by operating activities	7,341	11,014

Cash flows from investing activities:
Purchases of capital assets, net of acquired amounts	(6,600)	(6,253)
School acquisitions	(20,856)	(12,016)
Investment in product rights and trade name	(170)	—
Proceeds from recovery of notes receivable	—	3,510
Proceeds from sale of fixed assets	—	2,936

Net cash used in investing activities	(27,626)	(11,823)

Cash flows from financing activities:
Proceeds from issuance of long term debt	60,000	—
Repayment of long term debt	(42,675)	(7,228)
Proceeds from exercise of stock options	202	17
Tax benefits from exercise of stock options	107	—
Dividends paid to preferred stockholders	—	(219)

Net cash provided by financing activities	17,634	(7,430)

Net decrease in cash and cash equivalents	(2,651)	(8,239)
Cash and cash equivalents at beginning of period	3,814	9,837

Cash and cash equivalents at end of period	$1,163	$1,598

Supplemental disclosure of cash flow information:
Interest paid	$140	$661
Income taxes paid, net	$3,787	$913

The accompanying notes and the notes to the financial statements included in the Company’s Annual Report on Form 10-K are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirty-nine weeks ended March 29, 2008

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 29, 2008 and the results of operations for the thirteen and thirty-nine weeks ended March 29, 2008 and March 31, 2007, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2008 and Fiscal 2007 are to the 52 weeks ending June 28, 2008 and June 30, 2007, respectively. The third quarter of Fiscal 2008 and Fiscal 2007 are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended March 31, 2007 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

At the beginning of Fiscal 2007, discontinued operations consisted of fifteen schools, eight of which the Company did not operate during Fiscal 2007 and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007. In addition to the remaining eight schools classified as discontinued operations during Fiscal 2007, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. This school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during that period. As of the end of the third quarter of Fiscal 2008, nine schools were classified as discontinued operations.

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

Accounts Receivable

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of its experience with historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs from management’s estimates.

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants small amounts of credit to its customers for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 14 states and the District of Columbia and, as a result, the Company is not dependent on economic conditions in any one geographic area or market.

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

Goodwill

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year or when changes in circumstances warrant. The Company engages an independent, third-party consultant to review its calculations required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and, if necessary, the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS 142 is recorded as a component of income from operations.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Basic income per share:
Net income	$2,507	$2,495	$4,343	$4,014
Less preferred dividends	—	62	—	325

Income applicable to common stockholders	2,507	2,433	4,343	3,689

Weighted average common stock outstanding	10,392	9,283	10,379	8,491

Basic income per share	$0.24	$0.26	$0.42	$0.43

Diluted income per share:
Net income	$2,507	$2,495	$4,343	$4,014

Average common stock oustanding	10,392	9,283	10,379	8,491
Convertible preferred stock, options and warrants	241	1,353	250	2,082

Average common stock and dilutive securities outstanding	10,633	10,636	10,629	10,573

Diluted income per share	$0.24	$0.23	$0.41	$0.38

As of March 29, 2008, 127,000 stock options were issued and outstanding with exercise prices in excess of the average market price of the Company’s common stock for the period and were therefore deemed to be anti-dilutive. These stock options are not included in the above earnings per share calculations.

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

Note 4. Acquisitions

During the third quarter of Fiscal 2008, the Company completed the acquisition of all the outstanding shares of Enchanted Care Learning Centers, Inc. (“Enchanted Care”). Enchanted Care adds nine preschools and seven before and after school programs located in the central Ohio market, which is a new geographic market for the Company. The purchase price of the assets acquired and transaction costs totaled approximately $15,270,000. The purchase price included $660,000 of net current liabilities. The purchase price has been allocated based on the estimated fair value of the assets acquired at the date of the acquisition and included $2,450,000 of intangible assets which include $594,000 for the Enchanted Care trade name to be amortized over the next twenty years, $1,856,000 to the acquired student roster to be amortized over the next seven years, $202,000 of other long term assets and goodwill of $12,618,000. For U.S. Federal and State tax purposes, the transaction was treated as an asset purchase and the goodwill related to the purchase is tax deductable.

Also during the third quarter of Fiscal 2008, the Company acquired the assets of three Ivy Glen preschools and one before and after school program building. Each of these schools will be rebranded under the Company’s existing Merryhill brand. These schools expand our existing market coverage in a geographic market in which the Company currently operates. The purchase price of the assets acquired and transaction costs totaled approximately $2,128,000. The purchase price included $3,000 of net current assets. The purchase price has been allocated based on the estimated fair value of the assets acquired at the date of the acquisition and included $124,000 of property and equipment, net current assets of $3,000 and $338,000 for the acquired student roster. The student roster will be amortized over the next six years. The remaining $1,666,000 includes transaction costs and has been recorded as goodwill.

During the second quarter of Fiscal 2008, the Company acquired the assets of two Teddy Bear Tree House preschools. Both schools will be rebranded under the Company’s existing Discovery Isle brand. These schools expand our existing market coverage in a geographic market in which the Company currently operates. The purchase price of the assets acquired and transaction costs totaled approximately $2,300,000. The purchase price included $4,000 of net current assets. The purchase price has been allocated based on the estimated fair value of the assets acquired at the date of the acquisition and included $69,000 of property and equipment and $281,000 for the value of the acquired student roster. The student roster will be amortized over the next three years. The remaining $1,950,000 includes transaction costs and has been recorded as goodwill.

During the first quarter of Fiscal 2008, the Company acquired the assets of four Learning Ladder preschools, three of which have been rebranded under the Company’s existing Chesterbrook Academy brand. The fourth Learning Ladder school was closed during the first quarter of Fiscal 2008. These schools expand our existing market coverage in a geographic market in which the Company currently operates. The aggregate of the purchase price for the assets acquired and transaction costs totaled approximately $2,452,000. The purchase price included $319,000 of net current liabilities. The purchase price has been allocated based on the estimated fair value of the assets acquired at the date of the acquisition and included $112,000 of property and equipment and $252,000 for the acquired student roster. The student roster will be amortized over the next four years. The remaining $2,088,000 includes the purchase price and transaction costs and has been recorded as goodwill.

To date, we have not identified material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

The following unaudited pro forma results of operations assume that these acquisitions were completed as of July 1, 2007 and July 2, 2006.

	Thirteen weeks ended		Thirty-Nine weeks ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues	$56,470	$53,853	$161,444	$146,913
Net Income	2,745	2,670	4,615	4,212
Earnings per share - basic	$0.26	$0.28	$0.44	$0.46
Earnings per share - assuming dilution	$0.26	$0.25	$0.43	$0.40

Pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results. SEC Regulation S-X does not require any additional pro-forma financial information to be furnished as a result of any of the above acquisitions.

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

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (as amended, the “2006 Credit Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Credit Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Credit Agreement replaced and extinguished all outstanding balances under the Prior Credit Agreement. Under terms of the 2006 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and for ongoing business operations. The 2006 Credit Agreement has a five year term that ends on October 30, 2011.

The 2006 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to make acquisitions, change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2006 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and must not exceed certain leverage and fixed charge ratios. The Company’s loan covenants under its 2006 Credit Agreement limit the amount of senior debt borrowings.

At March 29, 2008, there was $17,325,000 outstanding on the 2006 Credit Agreement. At March 29, 2008 there was $2,437,000 outstanding for letters of credit. The total unused amount available under the 2006 Agreement, after allowance for the letters of credit, was $30,238,000 at March 29, 2008.

Note 7. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $891,000 and $2,819,000 at March 29, 2008 and June 30, 2007, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

Note 8. Advertising and marketing costs

General advertising costs which include yellow page and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs were $967,000 and $767,000 for the thirteen week periods ended March 29, 2008 and March 31, 2007, respectively. Advertising expense was $2,166,000 and $2,078,000 for the thirty-nine week periods ended March 29, 2008 and March 31, 2007, respectively.

Note 9. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of March 29, 2008, the reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2017. At March 29, 2008 and June 30, 2007, the lease reserve for closed schools was $1,543,000 and $2,193,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 30, 2007	$2,193
Payments against reserve	(1,103)
Lease reserve from acquisition	298
Adjustments to reserve	155

Lease reserve at March 29, 2008	$1,543

Increases to the lease reserve during Fiscal 2008 included an increase to the lease reserve with a corresponding charge to goodwill for $298,000 due to the addition of one school that was acquired and closed during the thirty-nine week period ended March 29, 2008.

Note 10. Discontinued Operations

In accordance with SFAS 144, the results of operations for schools that are no longer operating have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.

The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues	$—	$1,138	$44	$3,580
Cost of services	(14)	(908)	(85)	(3,130)
Closed school lease reserve	(72)	20	(155)	(2,019)
Gain from sale of school	34	813	34	813
Rent and other	(43)	(304)	(142)	(1,192)

(Loss) income from discontinued operations before income taxes	(95)	759	(304)	(1,948)
Income taxes	37	(296)	118	759

Net (loss) income from discontinued operations	$(58)	$463	$(186)	$(1,189)

Note 11. Goodwill and Intangible Assets, Net

Intangible assets include non-compete agreements, franchise and product right and trademark agreements and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the investment in school acquisitions that occurred during Fiscal 2008, the product rights and trade name of a curriculum program and certain purchase accounting adjustments related to the acquisitions. At March 29, 2008 and June 30, 2007, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		March 29, 2008			June 30, 2007
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$65,864	$—	$65,864	$47,499	$—	$47,499

Amortized intangible assets:
Franchise agreement	84	410	109	301	410	62	348
Product rights and tradename	240	170	—	170	—	—	—
Non-compete agreements	43	—	—	—	405	394	11
Trade Names	240	2,704	168	2,536	2,110	81	2,029
Student Rosters	66	4,832	764	4,068	2,105	311	1,794

Total Intangible Assets		$8,116	$1,041	$7,075	$5,030	$848	$4,182

Amortization expense related to intangible assets was $211,000 and $176,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. Amortization expense related to intangible assets was $598,000 and $342,000 for the thirty-nine weeks ended March 29, 2008 and March 31, 2007, respectively.

Note 12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	March 29, 2008	June 30, 2007
Accounts payable	$5,260	$5,721
Accrued payroll and related items	4,472	6,377
Accrued income and property taxes	2,517	3,572
Accrued rent	923	563
Other accrued expenses	2,058	2,422

	$15,230	$18,655

Note 13. Stock-Based Compensation

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “Plan”). Under the Plan, common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees.

All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately). Beginning July 1, 2007, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards that vest on the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. The first restricted stock awards granted to the Company’s non-employee Board of Directors were granted during the second quarter of Fiscal 2008. As of March 29, 2008, there were approximately 960,000 stock options and approximately 17,000 restricted stock awards issued and outstanding under the Plan.

In February 2000, the Company established the 2000 Stock Option Plan for Consultants (the “Consultant Plan”). This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through March 29, 2008, approximately 41,000 non-qualified stock options have been issued and are outstanding under the Consultant Plan.

As of March 29, 2008, the total number of shares of common stock available for issuance under the Plan and the Consultant Plan was 849,000.

The fair value of each employee and non-employee Board of Director option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen and Thirty-Nine Weeks Ended
	March 29, 2008	March 31, 2007
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	21.7%	32.6%
Risk-free interest rate	4.2%	4.6%
Weighted average expected life of options	6 years	5 years
Expected rate of forfeiture	7.3%	6.4%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in the statements of income for the thirteen weeks ended March 29, 2008 and March 31, 2007 was approximately $171,000 and $212,000, respectively. Stock-based compensation expense included in the statements of income for the thirty-nine weeks ended March 29, 2008 and March 31, 2007 was approximately $525,000 and $501,000, respectively. As of March 29, 2008 and March 31, 2007, there was approximately $922,000 and $828,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.3 years. The Company expects to continue its historical practice of issuing stock options and restricted stock awards, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of option activity under the Plan and the Consultant Plan as of June 30, 2007 and changes during the thirty-nine weeks ended March 29, 2008 is presented below:

		Options Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Grant & Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2007	1,016,202	860,482	$7.71	$5,913,000	608,299	$6.91	$4,666,000

Granted at market	(167,000)	167,000	14.70	—	—	—	—
Pre-Vest Cancelled	—	(29,000)	11.79	—	—	—	—
Post-Vest Cancelled	—	(12,500)	5.72	—	—	—	—
Exercised	—	(26,200)	7.66	192,636	—	—	—

Balance at March 29, 2008	849,202	959,782	$8.83	$4,333,493	664,593	$7.22	$3,897,037

The weighted average fair value of stock options granted during the first three quarters of Fiscal 2008 and during the first three quarters of Fiscal 2007 was $4.47 and $3.98, respectively. The total fair value of options vested during the thirty-nine weeks ended March 29, 2008 and March 31, 2007 was $347,000 and $729,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable as of March 29, 2008 was 7.0 and 6.1 years, respectively.

Note 14. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the plan were $109,000 and $91,000 for the thirteen week periods ended March 29, 2008 and March 31, 2007, respectively. The Company’s matching contributions under the plan were $292,000 for the thirty-nine week period ended March 29, 2008 and $246,000 for the thirty-nine week period ended March 31, 2007.

During Fiscal 2007, the Company initiated a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At March 29, 2008, the Company has included $798,000 in “Other long term liabilities” to reflect its liability under the plan. General and administrative expense related to the Company’s contributions to the deferred compensation plan were $86,000 and $51,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. General and administrative expense related to the Company’s contributions to the deferred compensation plan were $207,000 and $152,000 for the thirty-nine weeks ended March 29, 2008 and March 31, 2007, respectively.

The Company uses a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $818,000 in “Deposits and other assets” as of March 29, 2008, which represents the cash surrender value of these policies.

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

Note 16. Subsequent Event

During the fourth quarter of Fiscal 2008, the Company completed the acquisition of the assets of two Camelback Desert Schools (“Camelback”), located in the Phoenix, Arizona market, which is a new geographic market for the Company. Camelback is the oldest private school operator in the Phoenix area, serving children from three years old through eighth grade. Camelback’s to schools are located in Paradise Valley and Scottsdale Arizona. The purchase price for Camelback was $400,000 plus transaction costs.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	changing economic conditions;

•

competitive conditions in the preschool and elementary school education and services industry, such as the growth of competitors as possible alternatives to the public school system, including virtual charter schools, charter schools and magnet schools;

•	the Company’s ability to find affordable real estate and renew existing locations on terms acceptable to the Company and the impact increased real estate costs may have on tuition and enrollment;

•	the Company’s ability to obtain the capital required to implement fully its business and strategic plan;

•	government regulations affecting school operations, including student/teacher ratios, accreditation and the acceptance of course credits from our special purpose high schools;

•

the establishment of governmental mandated universal pre-K or similar programs or benefits that do not allow for participation by for-profit operators or allows for participation at low reimbursement rates;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the Company’s inability to defend successfully against any pending or future litigation;

•	approval of licensing authorities relating to potential acquisitions and existing or new school operations;

•	environmental or health related events that could affect schools in areas impacted by such events;

•	a small number of shareholders control a majority of the outstanding common stock of the Company;

•	the Company’s ability to maintain effective controls over financial reporting; and

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law.

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

•	substantial increase in professional fees and company staffing associated with compliance requirements.

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

Results of Operations

At March 29, 2008, the Company operated 172 schools. Since June 30, 2007, the Company has opened four new preschools , acquired eighteen preschools and seven before and after program buildings. The Company does not include the before and after programs in its school counts. One of the acquired preschools was subsequently closed within the same fiscal quarter. School counts for the thirty-nine weeks ended March 29, 2008 and March 31, 2007 are as follows:

	Thirty-Nine Weeks Ended
	March 29, 2008	March 31, 2007
Number of schools at the beginning of period	151	150
Acquisitions	18	6
Openings	4	3
Closings	(1)	(3)

Number of schools at the end of the period	172	156

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and thirty-nine weeks ended March 29, 2008 and March 31, 2007 (dollars in thousands):

	March 29, 2008	Percent of Revenues	March 31, 2007	Percent of Revenues	Amount Increase/ (Decrease)	Percent Increase (Decrease)
Thirteen Weeks
Revenues	$53,328	100.0%	$49,218	100.0%	$4,110	8.4%

Personnel costs	25,408	47.6	23,399	47.5	2,009	8.6
School operating costs	6,384	12.0	5,996	12.2	388	6.5
Rent and other	12,549	23.5	11,387	23.1	1,162	10.2

Cost of services	44,341	83.1	40,782	82.9	3,559	8.7

Gross profit	8,987	16.9	8,436	17.1	551	6.5
General and administrative expenses	4,657	8.7	4,940	10.0	(283)	(5.7)

Operating income	$4,330	8.1%	$3,496	7.1%	$834	23.9%

	March 29, 2008	Percent of Revenues	March 31, 2007	Percent of Revenues	Amount Increase/ (Decrease)	Percent Increase (Decrease)
Thirty-Nine Weeks
Revenues	$149,167	100.0%	$133,881	100.0%	$15,286	11.4%

Personnel costs	72,043	48.3	64,319	48.0	7,724	12.0
School operating costs	19,579	13.1	18,245	13.6	1,334	7.3
Rent and other	36,579	24.5	32,467	24.3	4,112	12.7

Cost of services	128,201	85.9	115,031	85.9	13,170	11.4

Gross profit	20,966	14.1	18,850	14.1	2,116	11.2
General and administrative expenses	13,580	9.1	12,856	9.6	724	5.6

Operating income	$7,386	5.0%	$5,994	4.5%	$1,392	23.2%

Revenue

Revenue for the thirteen weeks ended March 29, 2008 increased $4,110,000 or 8.4% to $53,328,000 from $49,218,000 for the thirteen weeks ended March 31, 2007. Revenue for the thirty-nine weeks ended March 29, 2008 increased $15,286,000 or 11.4% to $149,167,000 from $133,881,000 for the thirty-nine weeks ended March 31, 2007. The revenue increase for the thirteen and thirty-nine weeks ended March 29, 2008, as compared to the same period in the prior year, is as follows (dollars in thousands):

Thirteen Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$50,043	$48,792	$1,251	2.6%
Schools opened or acquired	3,252	210	3,042	1,448.6
Closed schools	—	5	(5)	(100.0)
Other, non-school	33	211	(178)	(84.4)

	$53,328	$49,218	$4,110	8.4%

Thirty-Nine Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$132,750	$127,361	$5,389	4.2%
Schools opened or acquired	16,255	5,223	11,032	211.2
Closed schools	—	78	(78)	(100.0)
Other, non-school	162	1,219	(1,057)	(86.7)

	$149,167	$133,881	$15,286	11.4%

Revenue for comparable schools include those schools which operated the entire current and prior year fiscal periods. Revenue for schools opened or acquired subsequent to the fourth quarter of Fiscal 2007 included revenues from a total of thirty schools which were added during Fiscal 2007 and the first thirty-nine weeks of Fiscal 2008 as follows: seventeen preschools acquired during Fiscal 2008, four new preschools opened during Fiscal 2008, six preschools acquired during the second quarter of Fiscal 2007, and three new preschools opened during Fiscal 2007. Of the seventeen schools acquired during Fiscal 2008 twelve were acquired during March 2008 and consequently have not yet reflected a full fiscal quarter result.

Other revenues, primarily related to contracts in our charter school management business, decreased by $178,000 during the thirteen weeks ended March 29, 2008 compared to the respective period in the prior year as several of these contracts expired prior to this fiscal period. Other revenues, primarily related to a reduction in contracts and lease renewals in our charter school management business, decreased by $1,057,000 during the thirty-nine weeks ended March 29, 2008 as compared to the respective period in the prior year as several of these contracts expired early in or prior to this fiscal period.

Revenue trends

Comparable private pay schools’ net revenue increased $1,251,000 or 2.6% to $50,043,000 for the thirteen weeks ended March 29, 2008 from $48,792,000 for the thirteen weeks ended March 31, 2007. Comparable private pay schools’ net revenue increased $5,389,000 or 4.2% to $132,750,000 for the thirty-nine weeks ended March 29, 2008 from $127,361,000 for the thirty-nine weeks ended March 31, 2007.

The revenue increase for the thirteen weeks was due primarily to average tuition increase of approximately 3.8% offset by a decrease in average enrollments at comparable schools as compared to the same period in the prior year. The enrollment decrease was primarily a result of enrollments increasing at slower rate during Fiscal 2008 as compared to Fiscal 2007. We believe this enrollment decrease is due to the current economic environment in some of our markets.

The revenue increase for the thirty-nine weeks was due primarily to average tuition increase of approximately 3.8% and an increase in average enrollments at comparable schools as compared to the same period in the prior year.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by changes in enrollment, incentive compensation, health care benefit rate increases and state-mandated staffing ratio requirements in our preschools. This category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are required in the early periods of a school’s life and are expected to leverage in future periods as enrollments ramp up.

Thirteen Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$23,724	$23,264	$460	2.0%
Schools opened or acquired	1,684	125	1,559	1,247.2
Closed schools	—	10	(10)	(100.0)

	$25,408	$23,399	$2,009	8.6%

Thirty-Nine Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$63,781	$61,685	$2,096	3.4%
Schools opened or acquired	8,262	2,577	5,685	220.6
Closed schools	—	57	(57)	(100.0)

	$72,043	$64,319	$7,724	12.0%

For the thirteen weeks ended March 29, 2008, personnel cost increased $2,009,000 to $25,408,000 from $23,399,000 for the thirteen weeks ended March 31, 2007.

The 8.6% increase was primarily driven by wages and salaries of $1,559,000 from thirty schools opened or acquired during Fiscal 2007 and the first thirty-nine weeks of Fiscal 2008. The remaining $460,000 or 2.0% increase from comparable schools was primarily driven by increases in total wages, payroll tax, and vacation pay for comparable schools operated by the Company during the thirteen weeks ended March 29, 2008, as compared to the same period ended March 31, 2007.

Personnel costs increased to 47.6% of revenue for the thirteen week period ended March 29, 2008, as compared to 47.5% for the same period ended March 31, 2007.

For the thirty-nine weeks ended March 29, 2008, personnel cost increased $7,724,000 to $72,043,000 from $64,319,000 for the thirty-nine weeks ended March 31, 2007. The 12.0% increase was primarily driven by wages and salaries of $5,685,000 from thirty schools opened or acquired during Fiscal 2007 and the first thirty-nine weeks of Fiscal 2008. The comparable school portion of the increase of $2,096,000 or 3.4% was primarily driven by increases in total wages, payroll tax, health insurance benefits and vacation pay for comparable schools operated by the Company during the thirty-nine weeks ended March 29, 2008, as compared to the same period ended March 31, 2007.

Personnel costs increased to 48.3% of revenue for the thirty-nine week period ended March 29, 2008, as compared to 48.0% for the same period ended March 31, 2007.

School operating costs

School operating costs primarily include food, utilities, transportation, maintenance, janitorial, supplies, school level marketing spending and ancillary programs. This category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools, a base level of costs are incurred in the early period of a school’s life and are expected to leverage in future periods as enrollments ramp up.

Thirteen Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$5,995	$5,941	$54	0.9%
Schools opened or acquired	384	33	351	1,063.6
Other, non-school	5	22	(17)	(77.3)

	$6,384	$5,996	$388	6.5%

Thirty-Nine Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$17,746	$17,623	$123	0.7%
Schools opened or acquired	1,809	526	1,283	243.9
Closed schools	—	10	(10)	(100.0)
Other, non-school	24	86	(62)	(72.1)

	$19,579	$18,245	$1,334	7.3%

For the thirteen weeks ended March 29, 2008, school operating costs increased $388,000 to $6,384,000 from $5,996,000 for the thirteen weeks ended March 31, 2007. The 6.5% increase was primarily driven by an increase in school operating costs of $351,000 from thirty schools opened or acquired during Fiscal 2007 and the first thirty-nine weeks of Fiscal 2008. Operating costs from comparable schools operated by the Company during the thirteen week period ended March 29, 2008 and the thirteen week period ended March 31, 2007 increased $54,000 or 0.9% to $5,995,000 for the thirteen weeks ended March 29, 2008 from $5,941,000 for the thirteen weeks ended March 31, 2007. This 0.9% increase was primarily the result of increases in food costs of $103,000, maintenance costs of $103,000 and other school operating costs of $14,000 offset by a decrease of curriculum costs of $166,000.

For the thirteen weeks ended March 29, 2008, school operating costs as a percentage of revenue decreased to 12.0% from 12.2% as compared to the thirteen weeks ended March 31, 2007. This reduction was primarily the result of continued focus on improving school operations and cost controls.

For the thirty-nine weeks ended March 29, 2008, school operating costs increased $1,334,000 to $19,579,000 from $18,245,000 for the thirty-nine weeks ended March 31, 2007. The 7.3% increase was primarily driven by school operating costs of $1,283,000 from thirty schools opened or acquired during Fiscal 2007 and the first thirty-nine weeks of Fiscal 2008. Operating costs from comparable schools operated by the Company during both the entire thirty-nine week period ended March 29, 2008 and the entire thirty-nine week period ended March 31, 2007 increased $123,000 to $17,746,000 for the thirty-nine weeks ended March 29, 2008 from $17,623,000 for the thirty-nine weeks ended March 31, 2007. This 0.7% increase was primarily the result of increased maintenance costs of $248,000, food costs of $231,000, utility costs of $103,000, and other school operating costs of $60,000 offset by reductions of curriculum costs of $331,000 and bad debt expense of $188,000.

For the thirty-nine weeks ended March 29, 2008, school operating costs as a percentage of revenue decreased to 13.1% from 13.6% as compared to the thirty-nine weeks ended March 31, 2007. This reduction was primarily the result of comparable school revenue growth and continued focus on improving school operations and cost controls.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property damage, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual occupancy obligations, changes in marketing initiatives and the addition of new or acquired schools.

Thirteen Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$11,629	$11,188	$441	3.9%
Schools opened or acquired	920	113	807	714.2
Closed schools	—	23	(23)	(100.0)
Other, non-school	—	63	(63)	(100.0)

	$12,549	$11,387	$1,162	10.2%

Thirty-Nine Weeks	March 29, 2008	March 31, 2007	Increase (Decrease)	Percent Increase (Decrease)
Comparable schools	$31,640	$30,405	$1,235	4.1%
Schools opened or acquired	4,939	1,486	3,453	232.4
Closed schools	—	24	(24)	(100.0)
Other, non-school	—	552	(552)	(100.0)

	$36,579	$32,467	$4,112	12.7%

For the thirteen weeks ended March 29, 2008, rent and other costs increased $1,162,000 to $12,549,000 from $11,387,000 for the thirteen weeks ended March 31, 2007. The 10.2% increase was primarily driven by school rent and other costs of $807,000 from thirty schools opened or acquired during Fiscal 2007 and the first thirty-nine weeks of Fiscal 2008.

Rent and other costs from comparable schools operated by the Company during the entire thirteen week period ended March 29, 2008 and the entire thirteen week period ended March 31, 2007 increased $441,000 to $11,629,000 for the thirteen weeks ended March 29, 2008 from $11,188,000 for the thirteen weeks ended March 31, 2007. This 3.9% increase was the result of increased marketing costs of $212,000, occupancy costs of $120,000, an increased estimate in claims retained by the Company for workers’ compensation of $55,000 and other increases of $54,000. The increase in marketing cost was largely the result of a shift in the timing of certain direct mail and school open house campaigns which occurred during the fourth quarter of Fiscal 2007. As a result, fourth quarter of Fiscal 2008 marketing costs are expected to show a favorable variance when compared with fourth quarter Fiscal 2007. The increase in occupancy costs in comparable schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases.

For the thirteen weeks ended March 29, 2008, rent and other costs as a percentage of revenue increased to 23.5%, from 23.1% as compared to the thirteen weeks ended March 31, 2007.

For the thirty-nine weeks ended March 29, 2008, rent and other costs increased $4,112,000 to $36,579,000 from $32,467,000 for the thirty-nine weeks ended March 31, 2007. The 12.7% increase was primarily driven by an increase in school rent and other costs of $3,453,000 from thirty schools opened or acquired during Fiscal 2007 and the first three quarters of Fiscal 2008.

Rent and other costs from comparable schools operated by the Company during the entire thirty-nine week period ended March 29, 2008 and the entire thirty-nine week period ended March 31, 2007 increased $1,235,000 to $31,640,000 for the thirty-nine weeks ended March 29, 2008 from $30,405,000 for the thirty-nine weeks ended March 31, 2007. This 4.1% increase was the result of increased occupancy costs of $572,000 and an increased estimate in claims retention for workers’ compensation and property damages of $472,000, increased marketing and advertising costs of $181,000 and an increase in other costs of $10,000. The increase in occupancy costs in comparable schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases.

For the thirty-nine weeks ended March 29, 2008, rent and other costs as a percentage of revenue increased to 24.5%, from 24.3% as compared to the thirteen weeks ended March 31, 2007.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended March 29, 2008 increased $551,000 or 6.5% to $8,987,000 from $8,436,000 for the thirteen weeks ended March 31, 2007. Gross profit was 16.9% of revenue for the thirteen weeks ended March 29, 2008 compared to 17.1% of revenue for the thirteen weeks ended March 31, 2007. This reduction was primarily related to the higher number of newly opened schools and their normal new school enrollment ramp up period. Four new schools were opened during the first nine months of Fiscal 2008. In addition, higher marketing costs and the reduction of high-margin charter school revenue impacted margin in the quarter versus last year.

Gross profit for the thirty-nine weeks ended March 29, 2008 increased $2,116,000 or 11.2% to $20,966,000 from $18,850,000 for the thirty-nine weeks ended March 31, 2007. Gross profit was 14.1% of revenue for both the thirty-nine weeks ended March 29, 2008 and for the thirty-nine weeks ended March 31, 2007.

The gross profit increase for the thirteen and thirty-nine weeks ended March 29, 2008 as compared to the same period in the prior year is as follows (dollars in thousands):

	March 29, 2008	Percent of Revenue	March 31, 2007	Percent of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Thirteen Weeks
Revenue	$53,328	100%	$49,218	100%	$4,110	8.4%

Personnel costs	25,408	47.6	23,399	47.5	2,009	8.6
School operating costs	6,384	12.0	5,996	12.2	388	6.5
Rent and other	12,549	23.5	11,387	23.1	1,162	10.2

Gross Profit	$8,987	16.9%	$8,436	17.1%	$551	6.5%

Thirty-Nine Weeks
Revenue	$149,167	100%	$133,881	100%	$15,286	11.4%

Personnel costs	72,043	48.3	64,319	48.0	7,724	12.0
School operating costs	19,579	13.1	18,245	13.6	1,334	7.3
Rent and other	36,579	24.5	32,467	24.3	4,112	12.7

Gross Profit	$20,966	14.1%	$18,850	14.1%	$2,116	11.2%

Comparable school gross profit

Comparable school gross profit for the thirteen weeks ended March 29, 2008 increased $296,000 or 3.5% to $8,695,000 from $8,399,000 for the thirteen weeks ended March 31, 2007. Gross profit for comparable schools was 17.4% of revenue for the thirteen weeks ended March 29, 2008 compared to 17.2% of revenue for the thirteen weeks ended March 31, 2007. The increase was primarily related to leverage at the personnel cost line as the Company was able to manage its average wage rate increases below its average tuition rate increases.

Comparable school gross profit for the thirty-nine weeks ended March 29, 2008 increased $1,935,000 or 11.0% to $19,583,000 from $17,648,000 for the thirty-nine weeks ended March 31, 2007. Gross profit was 14.8% of revenue for the thirty-nine weeks ended March 29, 2008 compared to 13.9% for the thirty-nine weeks ended March 31, 2007. The increase was primarily related to leverage at the personnel cost line as the Company was able to manage its average tuition rate increases above its average wage rate increases.

The comparable school gross profit increase for the thirteen and thirty-nine weeks ended March 29, 2008 as compared to the same period in the prior year is as follows (dollars in thousands):

	March 29, 2008	Percent of Revenue	March 31, 2007	Percent of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Thirteen Weeks
Revenue	$50,043	100%	$48,792	100%	$1,251	2.6%

Personnel costs	23,724	47.4	23,264	47.7	460	2.0
School operating costs	5,995	12.0	5,941	12.2	54	0.9
Rent and other	11,629	23.2	11,188	22.9	441	3.9

Gross Profit	$8,695	17.4%	$8,399	17.2%	$296	3.5%

Thirty-Nine Weeks
Revenue	$132,750	100%	$127,361	100%	$5,389	4.2%

Personnel costs	63,781	48.0	61,685	48.4	2,096	3.4
School operating costs	17,746	13.4	17,623	13.8	123	0.7
Rent and other	31,640	23.8	30,405	23.9	1,235	4.1

Gross Profit	$19,583	14.8%	$17,648	13.9%	$1,935	11.0%

General and administrative expenses

For the thirteen weeks ended March 29, 2008, general and administrative expenses decreased $283,000 to $4,657,000 from $4,940,000 for the thirteen weeks ended March 31, 2007. General and administrative expenses decreased to 8.7% of revenue for the thirteen weeks ended March 29, 2008 from 10.0% for the thirteen weeks ended March 31, 2007.

The overall decrease in general and administrative expenses for the thirteen weeks ending March 29, 2008 as compared to the same period during the prior fiscal year was driven by a number of factors, including an overall decrease in corporate personnel costs of $468,000, reduced corporate depreciation expense of $378,000 primarily due to the retirement of the Company’s payroll system which was recorded in the third quarter of Fiscal 2007, offset by increased consulting and professional fees of $280,000 primarily attributable to the Company’s update of its strategic plan and work performed for the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, $196,000 of costs associated with new schools under development and acquisitions that have been cancelled and an overall $87,000 increase of other general and administrative expenses. The increase in expense associated with new schools under development was due either to the Company’s recent acquisitions making the new school under development duplicative in a certain market or to a failure to reach lease agreements or construction contracts with acceptable economic terms.

Corporate personnel costs for the thirteen weeks ending March 29, 2008, as compared to the same period during the prior fiscal year decreased approximately $468,000. Approximately $629,000 of this decrease was due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2007) offset by increased wages and benefit costs of $142,000 due to the addition of management personnel to direct new regions that were the result of the Company’s acquisition activity subsequent to the second quarter of Fiscal 2007. Additionally, a deferred compensation plan that was implemented subsequent to the first quarter of Fiscal 2007 added $19,000 in the period.

For the thirty-nine weeks ended March 29, 2008, general and administrative expenses increased $724,000 to $13,580,000 from $12,856,000 for the thirty-nine weeks ended March 31, 2007. General and administrative expenses decreased to 9.1% of revenue for the thirty-nine weeks ended March 29, 2008 from 9.6% for the thirty-nine weeks ended March 31, 2007.

The overall increase in general and administrative expenses for the thirty-nine weeks ending March 29, 2008 as compared to the same period during the prior fiscal year was driven by a number of factors including increased consulting and professional fees of $482,000, primarily attributable to the Company’s update of its strategic plan and work performed for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, amortization cost from acquisitions of $256,000, $202,000 of costs associated with new schools under development and acquisitions that have been cancelled either due to the Company’s recent acquisitions making the new schools under development duplicative to a certain market or failure to reach a lease agreement or construction budgets with acceptable economic terms, training and seminar costs of $90,000, recruiting fees and relocation costs of $63,000, board fees of $63,000 and increases in other general administrative costs including travel expense related to increased business development activity and bank service fees aggregating an increase of $52,000. These increases were offset by a decrease in corporate depreciation expense of $432,000 primarily due to the retirement of the Company’s payroll system which was recorded in the third quarter of Fiscal 2007 and reduced corporate personnel costs by $52,000.

Corporate personnel costs for the thirty-nine weeks ending March 29, 2008, as compared to the same period during the prior fiscal year decreased approximately $52,000. Approximately $507,000 of this decrease was due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2007) offset by increased wages and benefit costs of $400,000 due to the addition of management personnel to direct new regions that were the result of the Company’s acquisition activity subsequent to the first quarter of Fiscal 2007. Additionally, a deferred compensation plan that was implemented subsequent to the first quarter of Fiscal 2007 added $55,000 in the period.

Increases in amortization expense reflect the amortization of intangible assets acquired from the acquisition of the Discovery Isle, Learning Ladder, Teddy Bear Tree House and Ivy Glen schools which were all acquired subsequent to the first quarter of Fiscal 2007.

Operating income

As a result of the factors mentioned above, operating income increased $834,000 to $4,330,000 for the thirteen weeks ended March 29, 2008 from $3,496,000 for the thirteen weeks ended March 31, 2007. Operating income increased $1,392,000 to $7,386,000 for the thirty-nine weeks ended March 29, 2008 from $5,994,000 for the thirty-nine weeks ended March 31, 2007.

Interest expense

Interest expense decreased $68,000 to $117,000 for the thirteen weeks ended March 29, 2008 from $185,000 for the thirteen weeks ended March 31, 2007. Interest expense decreased $1,019,000 to $270,000 for the thirty-nine weeks ended March 29, 2008 from $1,315,000 for the thirty-nine weeks ended March 31, 2007. This decrease was the result of the recognition of $562,000 of unamortized financing fees when the Company’s borrowing facility with Harris Bank was retired and replaced with a new borrowing facility during the second quarter of Fiscal 2007 as well as a reduction in the Company’s average debt outstanding during Fiscal 2008 as compared to Fiscal 2007.

Other Income from Operations

Other income from operations for the thirteen weeks ended March 29, 2008 decreased $19,000 to $2,000 from $21,000 for the thirteen weeks ended March 31, 2007. Other income from operations for the thirty-nine weeks ended March 29, 2008 decreased $3,532,000 to $318,000 from $3,850,000 for the thirty-nine weeks ended March 31, 2007.

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

During the second quarter of Fiscal 2007, the Company also received payments from Franklintowne Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased the school property that the Company had subleased to them from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company, and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations in the second quarter of Fiscal 2007.

Income tax expense from continuing operations

Income tax expense for the thirteen weeks ended March 29, 2008 was $1,650,000 as compared to $1,300,000 for the thirteen weeks ended March 31, 2007. Income tax expense for the thirty-nine weeks ended March 29, 2008 was $2,905,000 as compared to $3,326,000 for the thirty-nine weeks ended March 31, 2007. The Company’s effective tax rate was 39.0% for the thirteen and thirty-nine weeks ended March 29, 2008 and March 31, 2007.

Discontinued operations

At the beginning of Fiscal 2007, discontinued operations consisted of fifteen schools, eight of which the Company did not operate during Fiscal 2007 and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007. In addition to the remaining eight schools classified as discontinued operations during Fiscal 2007, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. This school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during the period. Discontinued operations during the first thirty-nine weeks of Fiscal 2008 consist of nine schools. The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues	$—	$1,138	$44	$3,580
Cost of services	(14)	(908)	(85)	(3,130)
Closed school lease reserve	(72)	20	(155)	(2,019)
Gain from sale of school	34	813	34	813
Rent and other	(43)	(304)	(142)	(1,192)

(Loss) income from discontinued operations before income taxes	(95)	759	(304)	(1,948)
Income taxes	37	(296)	118	759

Net (loss) income from discontinued operations	$(58)	$463	$(186)	$(1,189)

Net income

As a result of the above factors, the Company’s net income was $2,507,000 for the thirteen weeks ended March 29, 2008 as compared to $2,495,000 for the thirteen weeks ended March 31, 2007. For the thirty-nine weeks ended March 29, 2008, the Company’s net income was $4,343,000 as compared to net income of $4,014,000 for the thirty-nine weeks ended March 31, 2007.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its 2006 Credit Agreement (described below). Principal uses of liquidity are acquisitions, capital expenditures related to the renovation and maintenance of its existing schools and new school development, furniture, fixtures, technology, curriculum and debt service. The Company believes it has access to sufficient cash and borrowing capacity to meet its near term capital requirements.

Total cash and cash equivalents decreased by $2,651,000 to $1,163,000 at March 29, 2008 from $3,814,000 at June 30, 2007. Cash from operations provided $7,341,000 in the period. Cash used in investing activities totaled $27,626,000 and included $20,856,000 related to the purchase of the Enchanted Care, Ivy Glen, Learning Ladder and Teddy Bear Treehouse schools, $6,600,000 used for capital expenditures and $170,000 for the investment in product rights and the trade name of the Company’s Spanish curriculum program. Cash provided by financing activities was $17,634,000 and included $17,325,000 of net proceeds from the revolving line of credit.

Revolving Credit Agreement

On October 30, 2006, the Company entered into an Amended and Restated Credit Agreement (as amended, the “2006 Credit Agreement”) with BMO Capital Markets, an affiliate of Harris Trust. The 2006 Credit Agreement provides for a $50,000,000 Revolving Credit Commitment. The 2006 Credit Agreement replaced and extinguished all outstanding balances under the Company’s prior Credit Agreement. Under terms of the 2006 Credit Agreement, proceeds may be used to fund permitted acquisitions and additional capital expenditures and for ongoing business operations. The borrowing rates on the 2006 Credit Agreement are determined by a leverage-based matrix associated with LIBOR indexed borrowings. The 2006 Credit Agreement has a five-year term that ends on October 30, 2011. As of March 29, 2008, outstanding borrowings totaled $17,325,000, along with $2,437,000 of letters of credit.

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

Long-Term Obligations and Commitments

The Company has significant commitments under operating lease agreements and other contractual obligations. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. The Company’s contractual obligations as of March 29, 2008 are as follows (dollars in thousands):

		Thirteen Weeks Ended	For Fiscal Year
	Total	June 29, 2008	2009	2010	2011	2012	Thereafter
Long term debt obligations including contractual interest	$19,977	$185	$740	$740	$740	$17,572	$—
Letters of credit	2,437	2,437	—	—	—	—	—
Operating leases	281,973	9,142	35,300	33,576	31,057	27,719	145,179

Total	$304,387	$11,764	$36,040	$34,316	$31,797	$45,291	$145,179

Most of the above leases are triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs, which are not included in the amounts presented above. Most of the above leases contain rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule.

The operating lease commitments reflected above do not reflect sublease amounts due to the Company of $9,628,000. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on the respective property.

Leases included in discontinued operations total nine leases, eight of which are subleased and one of which remain vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If such parties under the sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party during or before Fiscal 2000 and four properties during Fiscal 2007 (the “Guaranteed Properties”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is diminimus, and therefore, has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at March 29, 2008 is $976,000.

Capital Expenditures

Capital expenditures for new school development include school equipment, furniture and fixtures and curricula purchased by the Company for the operations of its schools. Funding for capital expenditures is expected to be provided by cash from operations or funds available under the Company’s 2006 Credit Agreement. Renovations and equipment purchases are expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade school facilities.

During the first thirty-nine weeks of Fiscal 2008, the Company placed four new schools in operation that were financed by a developer and leased by the Company. During the first quarter of Fiscal 2008, the Company also acquired operations of four existing schools, one of which was closed during the quarter. During the second quarter of Fiscal 2008, the Company acquired operations of two existing schools. During the third quarter of Fiscal 2008, the Company acquired operations of twelve existing schools. Increased capital expenditures are to support the Company’s growth strategy.

The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures, as defined. Capital expenditures for the thirty-nine weeks ended March 29, 2008 and March 31, 2007, respectively, are as follows (dollars in thousands):

	Thirty-Nine Weeks Ended
	March 29, 2008	March 30, 2007
New school development	$1,011	$498
Renovations and equipment purchases	4,727	5,015
Corporate and information systems	862	740

Total capital expenditures	$6,600	$6,253

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of its 2006 Credit Agreement. The 2006 Agreement is subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $13,000 and $21,000 for the thirty-nine weeks ended March 29, 2008 and March 31, 2007, respectively.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2008. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

NOBEL LEARNING COMMUNITIES, INC.

Date: May 12, 2008	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)