Form 10-K
period 2008-06-28
NOBEL LEARNING COMMUNITIES INC
filed 2008-09-10
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2465204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1615 West Chester Pike, Suite 200 West Chester, PA	19382
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐             Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 28, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $105,443,000 (based upon the closing sale price of these shares on such date as reported by the Nasdaq Global Market). The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at September 3, 2008, was 10,440,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2008 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended June 28, 2008 are incorporated by reference in Part III.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors.” In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes and laws and regulations affecting it in markets where it competes.

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

General

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company” or “Nobel Learning Communities”) is a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia serving approximately 28,000 students. Nobel Learning Communities provides high-quality private education, with small schools and class sizes, qualified teachers and attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before- and after-school programs, the Camp Zone® summer program, learning support programs and technology camps. These schools operate under various brand names and are located in the District of Columbia, Arizona, California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Washington. As of September 10, 2008, the Company operated 178 schools.

The following trademarks are in use by the Company, all of which have either been registered or are in the process of being registered in the United States Patent and Trademark Office: Chesterbrook Academy® , Merryhill Country School®, Discovery Isle, Enchanted Care, Camelback Desert Schools, The Honor Roll School® , Camp Zone®, Paladin Academy®, Rocking Horse Child Care Centers® Southern Highlands Preparatory School, and Houston Learning Academy™. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Our corporate office is located at 1615 West Chester Pike, Suite 200, West Chester, PA 19382-6223. Our telephone number is (484) 947-2000. Nobel Learning Communities, Inc., a Delaware corporation, was formed on March 30, 1983.

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

We have created developmental goals and curriculum guidelines for each age level, grade level and content area to assist principals and teachers in planning their daily and weekly programs. We maintain that small schools, small classes, clearly articulated curricular guidelines and excellent educational materials, delivered by qualified, innovative and enthusiastic teachers comprise the basic ingredients of a quality education. Our philosophy is based on personalized instruction that leads to a student’s active involvement in learning and understanding. The programs for our schools are skills-based and delivered through a developmentally appropriate, comprehensive curriculum in each developmental program or grade level. We implement each curriculum in ways that stimulate a learner’s curiosity, support a student’s individual learning style and employ processes that contribute to lifelong achievement. Academic areas addressed include reading, writing, spelling, mathematics, science, social studies, visual and graphic arts, music, physical education/wellness and world language (Spanish). Additionally, non-cognitive skills or executive skills, such as perseverance, self-confidence, self-discipline, communication, social responsibility, teamwork and conflict resolution skills are continuously reinforced through curriculum infusion and meta-cognitive dialogue. The critical areas of technology literacy, economics and study skills are integrated into the programs, as appropriate, in most content areas through the use of classroom-based technologies, media centers and computer labs.

Athletic Activities and Supplemental Programs

Our schools offer athletic activities and supplemental programs, which include day field trips coordinated with curriculum to zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as national parks and historical locations, and select summer trips to European destinations. Schools arrange classroom presentations by parents, community leaders and other volunteers to supplement instruction. We also organize programs that allow students to present to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools may provide extra-curricular experiences (some fee-based) tailored to particular families’ interests. These activities include but are not limited to dance, gymnastics, instrumental music lessons and computer based technology programs. Additionally, students expand their horizons through participation in science fairs, drama clubs and local and regional academic competitions. This past academic year (2007/2008), we expanded our shared, distance learning projects, called Learning Without Walls, to full rollouts or tests in our 4th, 5th, and 8th grades in our schools around the country. These programs included a 4 th grade project on Global Warming, a 5th grade project on Waterways and an 8th grade project building leadership skills and researching entrepreneurship. For the upcoming 2008/2009 school years our Learning Without Walls projects will be expanded to include the 4th, 5th, 6th, 7th, and 8th grades. This will include the addition of a 6th grade project exploring mathematics through the examination of systems, and a 7th grade project which will include an investigation of European countries with a culminating documentary activity.

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

Training

School-based leadership teams (Principals and Assistant Principals) also actively engage in professional development and self-improvement. Staff training is provided by our education department and other experts within the education industry. Through participation in our annual National Principals’ Conference, seasoned administrators as well as new recruits are kept abreast of up-to-date research, changing trends and sound pedagogical practices. In addition, many of our highest performing principals are utilized as trainers to help with professional development and curriculum implementation in our schools.

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

The Company is currently scheduled to go through CITA re-accreditation by June 2009.

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

Our school Principals and Assistant Principals are responsible for all facets of school operations including curriculum implementation, ensuring student achievement and success, personnel and financial management, community outreach, student discipline and implementing local sales and marketing strategies. The Principals and Assistant Principals are supported by our regional education and human resources teams and our centralized marketing, real estate, facilities and finance organizations.

We operate and review our performance based on both geographic cluster and individual school based performance. Our operations have annual budgets and financial and operating information is collected daily. Certain measures of school and cluster performance are reviewed weekly and others are reviewed monthly or quarterly to budget depending on the significance to meeting operational and financial objectives. For example, net revenue, tuition revenue, certain operating costs and student census information are monitored weekly in relation to our objectives.

Executive Directors

Executive Directors oversee the Principals and schools and report to a Regional Vice President. Executive Directors are responsible for ensuring the qualifications of Principals and Assistant Principals, as well as training and development. School Principals and Executive Directors work closely with regional and corporate management, particularly in the regular assessment of program quality and school performance.

We hire qualified candidates and attempt to promote from within when possible. Candidate credentials are reviewed through employment references, criminal background checks and appropriate education verification in order to establish an understanding of the candidates’ skills, professionalism and character. After hiring, it is our policy that employees receive regular performance feedback including a formal annual performance evaluation. Our Principals and Executive Directors may be eligible for incentive compensation based on the performance of their schools.

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

We also operate schools that are not part of a complete geographic cluster. Many of these schools were built or purchased prior to the implementation of our cluster strategy or may be the initial school in a new market. In some cases, these schools may become part of a cluster if we determine the demographic profile in the market provides a growth opportunity.

We seek to distinguish our schools from our competition with our qualitative and quantitative program outcomes. Our schools generally span a broader range of ages and grades than many of our competitors. At each age and grade level, we support a child’s development with appropriate curriculum-based programs. During the fiscal year ended June 28, 2008, we implemented the roll out of a new national elementary school curriculum for kindergarten through 8th grade. This renewed curriculum provides principals and teachers the strong foundations they need to plan and develop student centered lessons that promote high levels of integration, differentiation and opportunities for authentic assessment.

During the fiscal year ended June 30, 2007, we finished the roll out of a new national preschool curriculum for children between six weeks and five years of age. This curriculum, called Links to Learning, is a three tiered academic program. It provides teachers with a scope and sequence for developmentally appropriate skill introduction, integration and acquisition. The program also provides quality control instruments for Principals and offers strong communication materials for parents through curriculum connected print materials, developmental communications and authentic assessment. We foster an individualized approach to learning in small group sizes and integrate the fundamental preschool areas of language and literacy, mathematics, community, world languages, social and emotional development, art, music, and wellness.

Further, in certain elementary locations, we provide programs and schools for the learning challenged as well as special purpose high schools. We believe that empirical data as well as quantitative results support the quality of our programs. Standardized test results have consistently shown that our students perform at or above national grade performance norms in reading and mathematics.

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

Most of our preschools and elementary schools complement their educational programs with enrichment programs, arts programs, before-and-after-school programs and summer programs or camps. In addition to those revenue generating programs, our schools seek to improve margins by providing ancillary services and products, such as portrait photos, books and uniform sales.

Before-and-After School Programs. During Fiscal 2008 the Company acquired the Enchanted Care Learning Centers in the central Ohio market. In addition to nine preschools, these centers include six standalone buildings operating as Kid’s Campuses. The Kid’s Campus locations provide before-and-after programs in state-of-the-art facilities dedicated exclusively to elementary school-aged children. The programs help children mature socially and academically, and our well-trained teachers learn and work with a child’s individual learning style. We offer a variety of activities and resources, including:

•	Computer & Animal Science Lab—a place to learn about different animals while developing computer and research skills

•	Basketball Gym—fully equipped for healthy competition, fitness and team building

•	Music & Drama Dance Stage—activities incorporate costumes, dance, drama and music and culminate in fun theatrical productions

•	Art Studio—children explore their creativity through painting, drawing, and sculpting

•	Movie Theatre—a full schedule of educational and exciting films fill our big screen

•	Cafeteria/Make & Bake Kitchen—children learn what makes up a nutritious meal, while picking up basic cooking and baking skills

•	Homework Library—a quiet place to do homework, study, read and interact with teachers.

The Kid’s Campuses also provide locations where we offer summer camp programs for preschool and school age children.

The Kid’s Campus locations, plus one additional before and after school location acquired in the Dallas area and operating as part of our Merry Hill Schools, provide additional growth potential in existing and new markets for the Company.

Organization Sponsored Centers. During Fiscal 2007, the Company was awarded a contract to operate the Esther Peterson Child Development Center at the Department of Labor in Washington, D.C. This school is the Company’s first corporate market model school serving a defined customer base, usually with a common employer, and many times with some revenue or expense subsidy. The second type of this model is our school at the University of Illinois Research Park, which has some portion of the land cost and enrollment slots supported by outside organizations. This school opened August 13, 2007. This differs from the rest of our schools, which serve the general public and do not have a company or organization support and some financial aspect of the school. This delivery model represents a new market opportunity for the Company. The Company does not specifically seek out this type of preschool model, but will respond to requests from sponsoring organizations, when appropriate, given our operating model and our geographic market coverage.

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

We operate one stand-alone Paladin Academy® school and six school-based programs or clinics integrated within our elementary schools. Paladin Academy® schools and/or programs are now located in Florida, North Carolina, Pennsylvania and Virginia. At the end of Fiscal 2008, we re-located our stand-alone Paladin Academy to a new site in the existing geographic market area.

Houston Learning Academy™. Under the name Houston Learning Academy™ (“HLA”), we operate five special purpose high schools in the Houston metropolitan marketplace. HLA schools, which are fully accredited by the Southern Association of Colleges and Schools, offer a half-day high school program, as well as evening and summer school programs. HLA also provides a tutor and special education classes in a residential hospital. HLA schools and programs feature individualized attention, primarily for those students who are at risk of not completing their high school requirements in a more traditional setting and/or are attracted to the schools’ program and flexible hours of service.

Marketing

We generate new enrollments primarily from word-of-mouth recommendations from parents, direct mail campaigns, internet advertising, search engine marketing, yellow page listings, print advertisements and public relations programs. We market to our own database of inquirers through ongoing direct mail and email communications. We also have developed a sophisticated search engine marketing program over the internet to develop new customer leads that support each individual market and can be customized to the products and programs in each individual school by market.

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

The Company has implemented a number of marketing communication tools to strengthen our communications with existing customers and increase customer retention and length of stay. These tools include, but are not limited to, e-mail based newsletters, enhanced school specific websites and updated in-school and in-classroom communication materials.

Corporate Development—Strategy and Implementation

Our growth strategy in the private education market includes internal growth of our enrollment at existing schools, expansion of current facilities, new school development in both existing and new markets and strategic acquisitions.

Much of our focus is on increasing occupancy and ancillary program revenue in our existing schools and leveraging the investment in those assets. Management has implemented new training programs designed to strengthen Principals’ and Executive Directors’ sales and customer service skills and invests in school administrative staffing. In addition, to broaden the potential career path opportunities for employees, we have provided employees the ability to move between locations as appropriate opportunities arise. The similar business and education model our schools operate under permits the Company to execute on this career path strategy. As our growth has increased, we now have a number of examples where our principals or assistant principals have transferred to other schools in different geographic markets.

While a portion of our efforts have focused on improving the performance of existing schools, the Company continues its increased efforts to identify opportunities to develop and open new schools and to acquire schools in support of our demographically profiled geographic market cluster strategy, in both existing and new markets.

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

New School Development

During the first quarter of Fiscal 2009, the Company opened two additional preschools and has three preschools and one middle school expansion under construction.

For new school development we typically engage a developer or contractor to build a facility to our specifications. We also look to occupy existing buildings that are appropriate for our schools and that are located in growth areas that meet our demographic requirements. The Company continues, as part of its strategy, to focus on private pay markets supported by complementary demographics.

Our new school development strategy builds upon our practice of clustering of preschools around an elementary school in order to provide a continuum of education and consistent curriculum for children from infancy through 8th grade. Clusters of schools are placed in geographic markets where the economy and population meet our demographic profile. In several markets, students from our preschools can easily matriculate into our elementary/middle school programs. In addition, we can potentially convert students from our specialty and before-and-after programs to our general education programs.

Acquisitions

We expect to use strategic acquisitions to expand our business. Key acquisition criteria include reputation, location in markets meeting our target demographics, growth prospects, quality of personnel and the ability to integrate into existing market clusters or become the platform for new market clusters. Our acquisition strategy primarily focuses on schools that fit our demographic and cluster strategy and which serve the preschool and/or kindergarten through eighth grade market, either directly serving the consumer or supporting a corporation or other entity in providing preschool and other related services to their employees. From time to time we evaluate opportunities which, while all related in educational content, may provide the Company entry into a variety of other business models. These may include companies that have business models that focus on enrichment programs, summer camps, technology based before and after schools programs, high school grades, and the use of our existing concepts with a focus on international students or entry into international education markets.

The Company seeks to identify acquisition opportunities at appropriate prices that will allow the acquisition to create stockholder value in an appropriate time frame.

At the end of Fiscal 2006, the Company made its first acquisitions in over three years. The Company has continued to acquire schools since the end of Fiscal 2006. These acquisitions demonstrate two different approaches to implementing the Company’s strategy. The Honor Roll School® acquisition allowed the Company to enter a new geographic market by purchasing an already successful K-8 program. This acquisition provided the Company the opportunity to expand The Honor Roll School® brand by developing or acquiring new preschools in the Houston market to develop a robust feeder system to the K-8 school. The Company also entered a new geographic market with the acquisition of the six Discovery Isle preschools in San Diego, California. In this case, the acquisition provides the Company the opportunity to expand the Discovery Isle preschool brand through the development or acquisition of additional preschools and also add elementary and/or middle school(s) that could utilize the Discovery Isle preschools as a feeder system for elementary school students.

During Fiscal 2008 the Company acquired Enchanted Care Learning Centers, and as described under the Private Pay Schools section above, the acquisition included six standalone facilities offering before-and-after school programs for elementary school age children under the Kid’s Campus trade name. This acquisition provides the Company opportunities in existing or new geographic markets to further develop its growth strategy. In addition, the Fiscal 2008 acquisition of the Ivy Glen Schools in the Dallas market also provided the company with one standalone before-and-after school program.

The table below gives the Company’s recent history of acquisitions:

		Number of facilities acquired			Market
Name of Acquisition	Fiscal Year Acquired	Preschool	PreK & K - 8	Before-and-After (1)	Description	(N)ew or (E)xisting
The Honor Roll School	2006	1	1	—	Sugarland, TX	N
Discovery Isle	2007	6	—	—	San Diego, CA	N
Learning Ladder (2)	2008	4	—	—	Lancaster, PA	E
Teddy Bear Treehouse	2008	2	—	—	San Diego, CA	E
Ivy Glen Schools	2008	3	—	1	Dallas, TX	E
Enchanted Care Learning Centers	2008	9	—	6	Columbus, OH	N
Camelback Desert Schools	2008	—	2	—	Phoenix, AZ	N
Southern Highlands Preparatory Schools	2009	1	1	—	Las Vegas, NV	E
Ivy Kids Early Learning Center	2009	1	—	—	Missouri City, TX	E

(1)	Before-and-After facilities are intergral to adjacent school facilities and as such are not incremental to total school count.

(2)	In conjunction with the acquisition of Learning Ladder schools the Company determined one location would be closed. This location is included in acquired schools and closed locations in the rollforward provided under the Management Discussion and Analysis section below.

Seasonality

Our elementary/middle schools historically have lower operating revenues in the summer due to the end of the traditional academic year and seasonally lower enrollment and related fees in summer programs. Summer revenues of preschools are, to a lesser degree, subject to the same seasonality. Management seeks to reduce the seasonal fluctuations of the Company’s revenue stream by adding to its schools a mix of products and services, such as camp programs, in the lower revenue seasons.

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

Furthermore, we compete with other for-profit private schools, charter schools, non-profit schools, sectarian schools and home schooling. We also face competition with respect to preschool services and before- and after-school programs from public schools, government-based providers and religiously affiliated, community-based or other non-profit programs that may offer such services at little or no cost to parents. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies and international school operators. We believe the only large for-profit competitors that integrate preschool, elementary education and school age programs and that currently compete beyond a regional level are privately held Knowledge Learning Corp., Bright Horizons Family Solutions, Inc. and Mini-Skools and publicly held ABC Learning (ABS.AX). We also face competition in each of our demographic markets from local operators of individually owned private schools. Finally, public school systems may become stronger competitors at the preschool level if additional states pass or expand universal pre-K legislation that provides public funds for preschool for three and four year olds and do not allow for-profit preschool operators to participate in these programs, or fund payments to for-profit operators at lower than market prices or costs.

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

Employees

As of September 10, 2008, we employed approximately 4,700 persons. None of the Company’s employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Recently the child care industry in general saw an increase in organized labor contacts with child care workers and preschool teachers, especially in states such as Washington and California. While there have been no specific attempts to organize our teachers or other employees, there is no assurance that in future years we or the industry will not be subject to some form of labor organization attempt.

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

The Company’s Ability to Hire and Retain Qualified Executive Directors, Principals, Teachers and Teachers’ Aides

The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets. Difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to obtain additional, and retain existing enrollment at its preschools and elementary schools. In addition, while the Company’s wage ranges are generally materially above minimum wage, recent federal and state changes to the minimum wage may reduce the qualified applicant pool or increase our wage costs.

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

Recently, the economy and cost of energy has caused some public school systems to study moving to a four day school week or year round school calendar. To the extent that there are any material changes to the traditional school year schedule, it may impact our business, although we do not have an indication as to whether these changes will be implemented in any of our markets and if so, what the impact on our business may be. Additionally, due to the rising price of fuel, many public school systems are changing their policy relating to providing transportation for children within the school district, but who attend private school. While we have few schools whose students receive transportation through public school systems, there may be some minimal impact on students in some of our schools, should the public school systems change their transportation policies.

Competitive Conditions in the Pre-school and Elementary School Education and Services Industry

The Company competes for individual enrollment in a highly fragmented market. For enrollment, the Company competes with residential based child care (operated out of the caregiver’s home) and center-based child care which may include work-site child care centers, full and part-time child care centers and preschools, private and public elementary schools, and church-affiliated and other not-for-profit providers and schools. In addition, substitutes for organized preschool, child care, and educational services, such as relatives and others caring for a child or home schooling, can represent lower cost alternatives to the Company’s services. Management believes the Company’s ability to compete successfully depends on a number of factors, including qualifications of principals and teachers, quality of care, quality of curriculum, site convenience and cost. The Company often is at a price disadvantage with respect to these alternative providers, who operate with little or no rental expense, little or no curriculum expense, and generally may not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Competitors in the private pay education service segment also may offer similar or competing services at a lower price than the Company and some may have access to greater financial resources than the Company. The Company also competes with many not-for-profit providers of child care and preschools, as well as elementary schools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

A Small Number of Shareholders Control a Majority of the Outstanding Common Stock of the Company

A limited number of our shareholders can exert significant influence over us. As of September 9, 2008, three shareholders and their affiliates controlled over 65% of the Company’s outstanding Common Stock. This share ownership would permit these and other stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

The Effect of Anti-Takeover Provisions in the Company’s Certificate of Incorporation, Bylaws and Delaware Law and Shareholders’ Rights Plan

The Company’s certificate of incorporation and bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company’s Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders’ meetings. In additions, the Company is subject to Section 203 of the Delaware General Corporation Law (“DGCL”) which limits transactions between a publicly held company and “interested stockholders” (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company’s outstanding capital stock). This provision of DGCL may have the effect of deterring certain potential acquisitions of Nobel Learning Communities. In 2005, the Company’s Board of Directors terminated the Company’s shareholders rights plan that was then in effect. The Company’s certificate of incorporation provides for 8,936,170 authorized but unissued shares of preferred, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Company’s Board of Directors without any further action by stockholders.

On July 20, 2008, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board has adopted a limited duration Plan that expires in four years, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of the Company’s shareholders and other constituencies are protected.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

At September 9, 2008, we operated 178 schools on 6 owned and 172 leased properties in 15 states and the District of Columbia. Our schools are geographically distributed as follows:

Location	Number of Schools
Arizona	2
California	37
District of Columbia	1
Florida	7
Illinois	20
Maryland	1
Nevada	8
New Jersey	9
North Carolina	16
Oregon	3
Ohio	9
Pennsylvania	23
South Carolina	2
Texas	15
Virginia	19
Washington	6

Total	178

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

The table below sets forth the quarterly high and low sales prices for our common stock as reported by Nasdaq for each quarter during the period from July 2, 2006 through June 28, 2008.

	High	Low
Fiscal 2007 (July 2, 2006 to June 30, 2007)
First Quarter	$10.56	$9.98
Second Quarter	11.61	10.00
Third Quarter	16.34	11.10
Fourth Quarter	16.10	13.37

Fiscal 2008 (July 1, 2007 to June 28, 2008)
First Quarter	$15.75	$13.05
Second Quarter	15.44	12.32
Third Quarter	14.90	12.51
Fourth Quarter	15.41	12.20

Holders

At September 3, 2008, there were approximately 300 holders of record of shares of our common stock.

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

STOCK PERFORMANCE

The peer group includes other public entities that provide education services; the group includes K12 Inc., Leapfrog Enterprises, Inc., Plato Learning Inc., Princeton Review, Inc., Renaissance Learning Inc. and Voyager Learning, Inc.

The following line graph compares the cumulative total stockholder return on the Common Stock with the total return of the Nasdaq (U.S. Companies) and the industry peer group described above for the period June 30, 2003 through June 28, 2008 as calculated by Morningstar, Inc. The graph assumes that the value of the investment in the Common Stock and each index was $100 at June 30, 2003 and that all dividends paid by the companies included in the indexes were reinvested.

ASSUMES $100 INVESTED ON JUNE 30, 2003

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING JUNE 28, 2008

Total Return Index for:	June 30, 2003	July 3, 2004	July 2, 2005	July 1, 2006	June 30, 2007	June 28, 2008
Nobel Learning Communities, Inc.	100.00	188.28	239.78	276.84	397.28	379.29
Nasdaq Stock Market (US Companies)	100.00	129.38	129.98	140.70	171.34	150.71
Peer Group	100.00	84.30	71.46	46.01	41.59	38.14

ITEM 6.	SELECTED FINANCIAL DATA.

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

	For the Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004
Operating Data:
Revenue	$206,214	$182,817	$161,757	$157,535	$151,440
Cost of services	175,677	155,325	138,710	135,507	131,218

Gross profit	30,537	27,492	23,047	22,028	20,222
Goodwill and other asset impairments (a)	—	—	—	86	3,368
General and administrative expenses (b)	18,516	16,993	13,523	14,548	14,256

Operating income (loss)	12,021	10,499	9,524	7,394	2,598
Interest expense (c)	475	1,385	1,469	2,692	3,632
Other income, net (d)	(326)	(3,871)	(350)	(184)	(46)

Income (loss) from continuing operations before income taxes	11,872	12,985	8,405	4,886	(988)
Income tax expense (benefit)	4,571	5,064	3,285	1,831	147

Income (loss) from continuing operations	7,301	7,921	5,120	3,055	(1,135)
Income (loss) from discontinued operations, net of income tax benefit (e)	377	(556)	(641)	(539)	(4,946)

Net income (loss)	7,678	7,365	4,479	2,516	(6,081)
Preferred stock dividends	—	325	487	642	516

Net income (loss) available for common stockholders	$7,678	$7,040	$3,992	$1,874	$(6,597)

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.70	$0.85	$0.62	$0.34	$(0.17)
Discontinued operations	0.04	(0.06)	(0.08)	(0.07)	(0.76)

Net income (loss) per share	$0.74	$0.79	$0.54	$0.27	$(0.93)

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.69	$0.75	$0.51	$0.31	$(0.17)
Discontinued operations	0.04	(0.05)	(0.07)	(0.05)	(0.76)

Net income (loss) per share	$0.72	$0.70	$0.44	$0.26	$(0.93)

Weighted average common shares outstanding (in thousands):
Basic	10,382	8,957	7,473	7,064	6,512
Diluted	10,630	10,580	10,080	9,719	6,512
Number of weeks included in fiscal year	52	52	52	52	53
Balance Sheet Data:
Cash and cash equivalents	$1,064	$3,814	$9,837	$2,925	$2,716
Goodwill and intangible assets, net	72,303	51,681	39,902	36,937	37,167
Total assets	113,148	88,244	86,419	78,344	85,865
Deferred revenue	15,003	12,835	11,885	10,457	9,470
Short term debt and current portion of long term debt	—	—	2,180	2,281	2,405
Long term debt	12,500	—	11,000	13,180	22,931
Stockholders’ equity	62,914	54,218	46,280	37,390	34,275

(a)	During the year ended July 2, 2005 (“Fiscal 2005”), the Company recorded an impairment charge of $86,000 related to fixed asset impairments in accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

During the year ended July 3, 2004 (“Fiscal 2004”), the Company recorded impairment of goodwill of $2,273,000 in accordance with SFAS 142, “Goodwill and Other Intangibles” and an impairment charge of $1,095,000 related to fixed asset impairments in accordance with SFAS 144.

(b)	During Fiscal 2007, general and administrative expense included a charge of $341,000 for accelerated depreciation as a result of a change in accounting estimate regarding the remaining life of the Company’s existing payroll system.

During Fiscal 2005, general and administrative expenses include an additional charge of $1,500,000 related to the reserve of the Company’s investment in Total Education Solutions (“TES”).

During Fiscal 2004, general and administrative expenses includes a charge of $1,500,000 related to the present value of future payments with respect to consulting agreements with two former executives of approximately $1,290,000 and charges for future health insurance coverage for these two individuals of approximately $210,000.

(c)	During Fiscal 2007, the Company recorded a charge of $562,000 to write off unamortized loan origination fees as the Company’s prior senior term loan credit agreement was extinguished and replaced with a new $50,000,000 revolving credit facility.
(d)	During Fiscal 2007, the Company received a payment from TES in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations. Also, during Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS, which included rental payments for tenant improvements that were funded by the Company. FTCHS purchased the property that the Company had subleased to it from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations.
(e)	Discontinued operations contain the following (dollars in thousands):

	For the Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004
Revenues	$44	$4,155	$6,572	$7,053	$12,353
Cost of services	(214)	4,939	7,851	7,506	14,573

Gross loss	(170)	(784)	(1,279)	(453)	(2,220)
Goodwill and intangible impairment	—	—	—	—	(1,052)
Write down of property and equipment	—	—	—	(130)	(1,151)
Gain on Sale of Assets	—	1,900	—	—	—
Gain from settlement of sublease	1,028	—	—	—	—
(Increase) reduction of future lease obligations for closed schools	(245)	(2,027)	228	(277)	(3,556)

Income (loss) from discontinued operations before income tax benefit	613	(911)	(1,051)	(860)	(7,979)
Income tax (expense)/benefit	(236)	355	410	321	3,033

Income (loss) from discontinued operations	$377	$(556)	$(641)	$(539)	$(4,946)

During Fiscal 2008, the Company settled a contract dispute relating to the sublease of a school on which the Company had discontinued operations. The settlement is in the amount of $1,250,000 to be paid to the Company over five years. The net gain resulting from this settlement is $1,028,000 after costs and discount for the five year collection period.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. In addition to the risk factors described in Item 1A of this document and that are discussed from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	changing economic conditions;

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

Change in Fiscal Year End

The Company fiscal year is either 52 or 53 weeks ending on the Saturday closest to June 30. The fiscal years ended June 28, 2008 (“Fiscal 2008”), June 30, 2007 (“Fiscal 2007”), and July 1, 2006 (“Fiscal 2006”) each include 52 weeks.

Reclassifications

Certain other prior period amounts have been reclassified to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority owned subsidiaries.

Results of Operations

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure and balance revenue and profit growth in four growth initiative categories: 1) Comparable Schools, 2) Core Schools, 3) New Schools and 4) Acquired Schools or businesses. Management seeks to balance growth in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through different metrics to help management better understand where growth is derived and facilitate the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below:

1)	Comparable Schools—those identical schools open for each of the entire periods being reported. By definition, Comparable Schools are always the same number of schools in each period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth, and expense management. Information related to Comparable Schools is included in each relevant section below and summarized in the Gross Profit sections below.

2)

Core Schools—consists of schools reported as Comparable Schools for each specific period presented. By definition the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. The number and specific Core Schools may be different in each period as the Company continues to add schools. We measure Core Schools’ performance as a percent of revenue to develop period over period trends to understand the contribution provided by our efforts to grow the Core School base. The table presented in the gross profit sections below shows this information.

3)	New Schools—consists of newly developed schools. By definition the population of schools in each period should be different for each period as the Company continues to add schools.

New Schools are an integral part of the Company’s business development strategy and are defined as newly developed schools as compared to “Acquired Schools” as discussed below. In planning new school development activity, management typically seeks to balance the pre-opening costs and start-up losses associated with the ramp up of new schools with achieving an appropriate growth and profitability balance for the Company as a whole.

New School revenue is measured by New School revenue as a percent of total operating revenue for each comparative period. This information is included in the revenue section below. We also measure New School gross profit, gross margin and expense items as a percent of revenue to develop period over period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve New School period over period performance by minimizing the impact of pre-opening and ramp up costs and the time it takes a new school to ramp up. The tables presented in the gross profit sections below shows New School percent of revenue information for each period presented.

4)	Acquired Schools—purchased schools previously operated by independent third parties.

Acquired Schools are an integral part of the Company’s business development strategy. Management seeks to acquire schools that fill out existing markets or provide platforms for additional growth in new markets within our demographic parameters. For acquired school activity, management seeks to add schools in pursuit of adding to the appropriate growth and profitability balance described above. While the company has typically acquired schools that are already profitable, in some cases a school is acquired that may be either early in its respective ramp up period and so not yet profitable, or in the case of Camelback Desert Schools in a well matched demographic but with issues that have made them not profitable but acquired for their potential as we believe our core competencies are appropriate to solve the school’s issues and move them to profitability.

Acquired Schools’ revenue is measured by the Acquired Schools’ revenue as a percent of total operating revenue for each comparative period. This information is included in the revenue section below. We measure Acquired School gross profit, gross margin and expense items as a percent of revenue to develop period over period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve Acquired School period over period performance by honing our screening and due diligence processes and streamlining our integration activities. The table presented in the gross profit sections below shows Acquired School percent of revenue information for each period presented.

When presenting Core School results, as is the case in regard to Fiscal 2006, there may be schools included within Core School results that were subsequently classified as discontinued operations. In this case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10K, yet for the purpose of reporting Core School revenue and gross profit performance, they are included in Fiscal 2006 Core School results.

Results of Operations—Fiscal 2008 compared to Fiscal 2007

At June 28, 2008, the Company operated 173 schools. Between June 30, 2007 and June 28, 2008, the Company has opened five new preschools, acquired eighteen preschools, one of which was subsequently closed within the same fiscal quarter, and acquired two elementary schools. Included with the acquired preschools are seven before- and after- school program buildings; the Company does not count these facilities or programs as separate schools. Additionally, two preschools were closed during Fiscal 2008.

School counts for Fiscal 2008 and Fiscal 2007 are as follows:

	Fiscal
	2008	2007
Number of schools at the beginning of period	151	150
New	5	3
Acquired	20	6
Closed or sold	(3)	(8)

Number of schools at the end of the period	173	151

Operating results include two preschools closed during the fourth quarter of Fiscal 2008 and two preschools closed during the fourth quarter of Fiscal 2007. Results from six preschools that were closed and sold during the third and fourth quarters of Fiscal 2007 are included in the Company’s income (loss) from discontinued operations.

The table below indentifies schools and the periods they were acquired or opened for Fiscal 2008 and Fiscal 2007. During Fiscal 2008 the results of one preschool acquired and closed in the same fiscal quarter are not included in the Company’s operating income; rather these results are included in the Company’s income (loss) from discontinued operations. This school is included in the count of Acquired Schools in the table below and in the Acquired Schools and Closed Schools in the roll-forward above.

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	4	—	—	1	5
Acquired	6	—	12	2	20

	10	—	12	3	25

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	1	1	1	—	3
Acquired	—	6	—	—	6

	1	7	1	—	9

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2008 and Fiscal 2007 (dollars in thousands):

	Fiscal 2008	Percent of Revenues	Fiscal 2007	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$206,214	100.0%	$182,817	100.0%	$23,397	12.8%

Personnel costs	98,981	48.0	86,822	47.5	12,159	14.0
School operating costs	27,181	13.2	24,815	13.6	2,366	9.5
Rent and other	49,515	24.0	43,688	23.9	5,827	13.3

Cost of services	175,677	85.2	155,325	85.0	20,352	13.1

Gross profit	30,537	14.8	27,492	15.0	3,045	11.1
General and administrative expenses	18,516	9.0	16,993	9.3	1,523	9.0

Operating income	$12,021	5.8%	$10,499	5.7%	$1,522	14.5%

The table below shows the number of schools included in each of the four growth initiative categories for each section where they are respectively discussed below:

	Fiscal
School Category	2008	2007
Comparable	140	140

Core	140	139
New	8	4
Acquired	25	8

Total	173	151

Revenue

Revenue for Fiscal 2008 increased $23,397,000 or 12.8% to $206,214,000 from $182,817,000 from Fiscal 2007. The revenue increase for Fiscal 2008 as compared to Fiscal 2007 is as follows (dollars in thousands):

	Fiscal		Increase
	2008	2007	Dollar	Percent
Total Company revenue	$206,214	$182,817	$23,397	12.8%

Comparable Schools	$176,933	$170,080	$6,853	4.0%

	2008	Percent of Revenue	2007	Percent of Revenue
Core Schools	$176,933	85.8%	$164,801	90.1%
New Schools	7,035	3.4%	4,504	2.5%
Acquired Schools	20,249	9.8%	12,051	6.6%
Closed schools and other	1,997	1.0%	1,461	0.8%

	$206,214	100.0%	$182,817	100.0%

Revenue trends

Comparable Schools’ net revenue increased $6,853,000 or 4.0% for Fiscal 2008 compared to Fiscal 2007. Revenue increases were due primarily to average tuition increases of approximately 3.8% and an increase in average enrollments. Management believes it is an industry practice to increase tuition annually and that industry norms in recent years have seen increases in approximately a 3% to 5% range. Management expects this will continue to be the industry trend for the foreseeable future.

During Fiscal 2008 and Fiscal 2007, approximately 97% of the Company’s gross revenue came directly from our customers versus 3% from government agencies. Management believes this is significantly different from many providers in the education industry where a more significant portion of revenue is generated through government and other public pay sources.

Other, non-school revenues decreased by $1,174,000 during Fiscal 2008 as compared to the prior fiscal year. This decrease is primarily related to a reduction in back office management services contracts and sublease terminations in our charter school management business.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit and participant rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable as a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of New Schools, personnel costs tend to be higher as a percentage of revenue as a base level of personnel and associated costs are established in the early years of a school’s life and which are expected to leverage as enrollments increase.

	Fiscal		Increase
	2008	2007	Dollar	Percent
Total	$98,981	$86,822	$12,159	14.0%

Comparable Schools	$84,372	$81,372	$3,000	3.7%

For Fiscal 2008, personnel cost increased $12,159,000 or 14.0% to $98,981,000 from $86,822,000 for Fiscal 2007. The 14.0% increase was primarily driven by increases of wages and benefits of $9,303,000 from schools opened or acquired during Fiscal 2008 or from New Schools opened during Fiscal 2008 and Fiscal 2007 as compared to Fiscal 2007.

Personnel costs for Comparable Schools increased $3,000,000. The 3.7% increase was primarily driven by increases in wage rates and associated payroll taxes, incentive compensation growth and higher employee benefit rates for both participation and cost for Comparable Schools operated by the Company during Fiscal 2008 as compared to Fiscal 2007.

Personnel costs increased to 48.0% of revenue for Fiscal 2008 as compared to 47.5% for Fiscal 2007. This is a result of higher personnel costs in New Schools, previously vacant positions being filled and other positions that were added or upgraded at a faster pace than revenue growth. This trend may continue in the near term as the Company continues to implement its strategy to add personnel in key positions and upgrade its school teams. While this trend may continue, the Company anticipates stronger revenue growth in the future that will ultimately result in leveraging this investment in school personnel and associated payroll expense. In addition, the increase in personnel cost as a percent of revenue increased from several Acquired Schools with lower than average occupancy levels than exist in our Comparable Schools. These schools’ higher personnel costs as a percent of revenue are a result of being in an early stage of the school’s operating life cycle or as the result of low occupancy due to its operating history prior to our acquiring the school. The Company expects these schools will leverage their personnel cost to revenue as enrollments increase.

School operating costs

School operating costs primarily include food, utilities, transportation, maintenance, janitorial, supplies, school level marketing spending and ancillary programs. This category is partially variable with increases primarily driven by additional enrollment. In the case of New Schools, school operating costs tend to be higher as a percent of revenue as a base level of costs are incurred in the early period of a school’s life and are expected to leverage in as enrollments increase.

	Fiscal		Increase
	2008	2007	Dollar	Percent
Total	$27,181	$24,815	$2,366	9.5%

Comparable Schools	$23,716	$23,394	$322	1.4%

For Fiscal 2008, school operating costs increased $2,366,000 to $27,181,000 from $24,815,000 for Fiscal 2007. This 9.5% increase was primarily driven by a $2,261,000 increase in operating costs from New Schools or Acquired Schools during Fiscal 2008 as compared to Fiscal 2007.

Operating costs from Comparable Schools operated by the Company during the entire year for Fiscal 2008 and Fiscal 2007 increased $322,000 to $23,716,000 for Fiscal 2008 as compared to $23,394,000 for Fiscal 2007.

This 1.4% increase was the result of increases in food costs of $297,000, facility maintenance costs of $290,000, utility costs of $124,000, teaching and office supply costs of $108,000 and other increased operating costs of $67,000 which were partially offset by lower program costs of $346,000 and a $218,000 reduction of bad debt expense.

School operating costs decreased to 13.2% of revenue for Fiscal 2008 as compared to 13.6% for Fiscal 2007. This reduction was the result of the continued focus on improving school operations, cost controls and comparable school revenue growth.

As discussed in the personnel costs section above certain acquired schools with lower than average comparable school occupancy levels negatively impacted this category of costs relative to revenue.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property damage, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual obligations, changes in marketing initiatives and the addition of new or acquired schools.

	Fiscal		Increase
	2008	2007	Dollar	Percent
Total	$49,515	$43,688	$5,827	13.3%

Comparable Schools	$41,301	$40,142	$1,159	2.9%

For Fiscal 2008, rent and other expenses increased $5,827,000 or 13.3% to $49,515,000 from $43,688,000 for Fiscal 2007. Rent and other increased to 24.0% of revenue for Fiscal 2008 from 23.9% of revenue for Fiscal 2007.

The $5,827,000 increase was primarily driven by a $5,254,000 increase in rent and other costs from New Schools or Acquired Schools during Fiscal 2008 as compared to Fiscal 2007. The increase as a percentage of revenue was primarily impacted by the New Schools opened in the period, as these schools are in the initial phase of adding enrollment. As occupancy in these schools increases, this cost category will decrease as a percentage of revenue.

Rent and other costs from Comparable Schools operated by the Company during the entire year for Fiscal 2008 and Fiscal 2007 increased $1,159,000 or 2.9%. This increase was the result of increases in occupancy costs of $592,000, an increase in property damage and workers’ compensation claims retained by the Company of $408,000 and increased marketing costs of $83,000, and other increased costs of $76,000. The increase in occupancy costs in Comparable Schools is mainly due to contractual rent increases driven by the Consumer Price Index (“CPI”), certain lease renewals or extensions and property tax increases.

In the Other, non-school portion of our business, rent and other costs decreased by $573,000 or 100.0%. This consisted of a decrease in rents and depreciation of equipment related to a charter school that subleased a property through the Company. During Fiscal 2007, the lease rights to this property were transferred by the Company to the charter school and the Company no longer has any obligations for that property.

Gross profit

As a result of the factors mentioned above, gross profit for Fiscal 2008 increased $3,045,000 or 11.1% to $30,537,000 from $27,492,000 for Fiscal 2007. Gross profit was 14.8% of revenue for Fiscal 2008 and 15.0% of revenue for Fiscal 2007. The change in gross profit for Fiscal 2008 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal 2008	Percent of Revenues	Fiscal 2007	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$206,214	100.0%	$182,817	100.0%	$23,397	12.8%

Personnel costs	98,981	48.0	86,822	47.5	12,159	14.0
School operating costs	27,181	13.2	24,815	13.6	2,366	9.5
Rent and other	49,515	24.0	43,688	23.9	5,827	13.3

Cost of services	175,677	85.2	155,325	85.0	20,352	13.1

Gross profit	$30,537	14.8%	$27,492	15.0%	$3,045	11.1%

The table below shows the change in gross profit for Fiscal 2008 as compared to the same period in the prior year for Comparable Schools:

	Fiscal 2008	Percent of Revenues	Fiscal 2007	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$176,933	100.0%	$170,080	100.0%	$6,853	4.0%

Personnel costs	84,372	47.7	81,372	47.8	3,000	3.7
School operating costs	23,716	13.4	23,394	13.8	322	1.4
Rent and other	41,301	23.3	40,142	23.6	1,159	2.9

Cost of services	149,389	84.4	144,908	85.2	4,481	3.1

Gross profit	$27,544	15.6%	$25,172	14.8%	$2,372	9.4%

The table below shows comparative information as a percent of revenue for Core Schools, New Schools and Acquired Schools:

	Fiscal 2008	Percent of Revenue	Fiscal 2007	Percent of Revenue
Core Schools
Revenue	$176,933	100.0%	$164,801	100.0%
Personnel Cost	84,372	47.7	78,860	47.9
School Operating Cost	23,716	13.4	22,857	13.9
Rent and Other	41,301	23.3	39,188	23.8

Gross Profit	$27,544	15.6%	$23,896	14.5%

New Schools
Revenue	$7,035	100.0%	$4,504	100.0%
Personnel Costs	3,899	55.4	2,258	50.1
School Operating Costs	876	12.5	474	10.5
Rent and Other	2,658	37.8	1,219	27.1

Gross Profit	$(398)	(5.7%)	$553	12.3%

Acquired Schools
Revenue	$20,249	100.0%	$12,051	100.0%
Personnel Costs	9,710	48.0	5,645	46.8
School Operating Costs	2,262	11.2	1,364	11.3
Rent and Other	5,175	25.6	2,689	22.3

Gross Profit	$3,102	15.3%	$2,353	19.5%

Gross profit for Core Schools increased as a percentage of revenue, to 15.6% during Fiscal 2008 as compared to 14.5% for Core Schools as they were reported in the prior fiscal year.

Gross profit for New Schools declined during Fiscal 2008 to (5.7%) of revenue as compared to 12.3% for those New Schools reported in the prior fiscal period. New Schools in Fiscal 2008 reflect the performance of eight schools compared to three schools in Fiscal 2007. Two of the three New Schools included in Fiscal 2007 performance were “land banked” schools where the Company held the rights to the land for a period of time prior to development so that those markets were more fully developed (hence able to ramp up quickly due to more mature markets). The third was a corporate contract school taken over by the Company from a previous operator. This compares to the five new schools opened in Fiscal 2008 which were opened in newer “path-of-progress” markets which management expects to continue to develop.

Gross profit for Acquired Schools declined during Fiscal 2008 to 15.3% of revenue as compared to 19.5% for those reported in the prior fiscal year. Acquired schools in Fiscal 2008 reflect the performance of 25 schools compared to eight schools in Fiscal 2007. Acquired school performance for Fiscal 2008 is lower due to the fact that several of the acquired schools are relatively new and in the early stages of their ramp-up. In addition, in the case of Camelback Desert Schools, these schools were not profitable when they were acquired, but the Company believes they do present an opportunity to improve their performance based on the strong demographic market in which these schools operate and our past history of improving school performance.

General and administrative expenses

General and administrative expenses for Fiscal 2008 increased $1,523,000 to $18,516,000 from $16,993,000 for Fiscal 2007. General and administrative expenses decreased to 9.0% of revenue for Fiscal 2008 from 9.3% of revenue for Fiscal 2007.

The overall increase in general and administrative expenses was driven by several key items including increased consulting and professional fees of $640,000 primarily attributable to the Company’s update of its strategic plan and work performed for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, amortization cost from acquisitions of $412,000, increased corporate personnel costs of $215,000, costs of $210,000 for potential new schools that were cancelled either due to recent acquisitions making the new schools duplicative to a certain market or failure to reach a lease agreement or construction budget with acceptable economic terms, recruiting fees and relocation costs of $143,000, training and seminar costs of $94,000, board fees of $65,000 and other increased general and administrative costs of $104,000. These increases were offset by a decrease in corporate depreciation expense of $360,000 primarily due to the retirement of the Company’s payroll system during Fiscal 2007.

Corporate personnel costs for Fiscal 2008 as compared to Fiscal 2007 increased approximately $215,000. Wages and benefit costs increased $538,000 due in large part to the addition of management personnel to direct new regions that are a result of the Company’s recent acquisition activity. In addition, the deferred compensation plan implemented in early Fiscal 2007 added $98,000 in the period. These increases were partially offset by a $421,000 decrease in performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2007).

Increases in amortization expense reflect the amortization of intangible assets acquired from the acquisition of the Discovery Isle, Learning Ladder, Teddy Bear Tree House, Ivy Glen, Enchanted Care and Camelback Desert schools which were all acquired subsequent to the first quarter of Fiscal 2007.

Operating Income

As a result of the factors mentioned above, operating income increased $1,522,000 or 14.5% to $12,021,000 for Fiscal 2008 from $10,499,000 for Fiscal 2007. Operating income increased in Fiscal 2008 to 5.8% of revenue from 5.7% in Fiscal 2007.

Interest expense

Interest expense decreased $910,000 or 65.7% to $475,000 for Fiscal 2008 from $1,385,000 for Fiscal 2007.

The decrease was the result of two factors: 1) a reduction of average debt outstanding and lower average rates during Fiscal 2008 as compared to Fiscal 2007 and, 2) during the second quarter of Fiscal 2007, the Company’s senior debt with Harris Bank N.A. was extinguished and the Company recognized $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement (as defined below) included in interest expense. This charge resulted in a charge to Fiscal 2007 basic and diluted earning per share of $0.04 and $0.03, respectively.

Income tax expense

Income tax expense from continuing operations for Fiscal 2008 was $4,571,000 as compared to $5,064,000 for Fiscal 2007. The Company’s effective tax rate for Fiscal 2008 was 38.5%, the Company’s effective tax rate for Fiscal 2007 was 39.0%. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-deductible expenses and credits.

At June 28, 2008 and June 30, 2007, the Company had net deferred tax assets totaling $47,000 and $353,000, respectively. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Other Income

Other income for Fiscal 2008 decreased $3,545,000 to $326,000 from $3,871,000 for Fiscal 2007.

During the second quarter of Fiscal 2008, the Company received a payment of $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations. The settlement of this contract resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.02.

Other income for Fiscal 2007 primarily resulted from $2,500,000 subordinated note receivable the Company had previously reserved that was due May 2005 pursuant to a Credit Agreement entered into in Fiscal 2000 with Total Education Solutions, Inc. (“TES”). During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. Due to TES’s continued performance deterioration during Fiscal 2005, the Company reserved the remainder of the TES note of $1,500,000. TES also had senior debt in the amount of $1,000,000. Subsequently, TES advised that it was in default under the terms of its senior debt. During the first quarter of Fiscal 2007, the Company acquired the $1,000,000 TES senior debt from TES’s senior lender for $200,000 in order, among other things, to give the Company a first security position in the TES debt. Later in Fiscal 2007, TES effected a recapitalization of its debt and the Company received a payment from TES in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income during Fiscal 2007. Payment of this note resulted in an increase to Fiscal 2007 basic and diluted earning per share of $0.22 and $0.19, respectively.

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

Discontinued operations

At the beginning of Fiscal 2007, discontinued operations consisted of fifteen schools, eight of which the Company did not operate during Fiscal 2007 and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007. In addition to the remaining eight schools classified as discontinued operations during Fiscal 2007, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. This school was operated by the Company during part of the first quarter of Fiscal 2008 and then closed during the same period; subsequently the Company terminated its lease with the landlord of this property and was released from all future obligations.

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute in amount of $1,250,000 to be paid to the Company over five years. The net gain resulting from this settlement is $1,028,000 after costs and discount for the five year collection period. This gain resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.06.

The operating results for discontinued operations in the statements of income for Fiscal 2008 and Fiscal 2007, net of tax are as follows (dollars in thousands):

	Fiscal
	2008	2007
Revenues	$44	$4,155
Cost of services	(98)	(3,684)
Rent and other	(116)	(1,255)
Closed school lease reserves	(245)	(2,027)
Gain from sale of schools	—	1,900
Gain from contract settlement	1,028	—

Income (loss) from discontinued operations before income tax benefit	613	(911)
Income tax benefit (expense)	(236)	355

Income (loss) from discontinued operations	$377	$(556)

Net Income

As a result of the above factors, the Company’s net income was $7,678,000 for Fiscal 2008 as compared to $7,365,000 for Fiscal 2007.

Results of Operations—Fiscal 2007 compared to Fiscal 2006

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

Operating results include two preschools closed during the fourth quarter of Fiscal 2007. Results from six preschools that were closed and sold during the third and fourth quarters of Fiscal 2007, one preschool closed during fourth the quarter of Fiscal 2006 and one elementary school closed during the fourth quarter of Fiscal 2006 are included in the Company’s income (loss) from discontinued operations.

The table below indentifies schools and the periods they were acquired or opened for Fiscal 2007 and Fiscal 2006.

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	1	1	1	—	3
Acquired	—	6	—	—	6

	1	7	1	—	9

	Fiscal 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	1	—	—	—	1
Acquired	—	—	—	2	2

	1	—	—	2	3

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2007 and Fiscal 2006 (dollars in thousands):

	Fiscal 2007	Percent of Revenues	Fiscal 2006	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$182,817	100.0%	$161,757	100.0%	$21,060	13.0%

Personnel costs	86,822	47.5	75,901	46.9	10,921	14.4
School operating costs	24,815	13.6	22,937	14.2	1,878	8.2
Rent and other	43,688	23.9	39,872	24.6	3,816	9.6

Cost of services	155,325	85.0	138,710	85.8	16,615	12.0

Gross profit	27,492	15.0	23,047	14.2	4,445	19.3
General and administrative expenses	16,993	9.3	13,523	8.4	3,470	25.7

Operating income	$10,499	5.7%	$9,524	5.9%	$975	10.2%

The table below shows the number of schools included in each of the four growth initiative categories for each section where they are respectively discussed below:

	Fiscal
School Category	2007	2006
Comparable	139	139
Core	139	145
New	4	3
Acquired	8	2

Total	151	150

Revenue

Revenue for Fiscal 2007 increased $21,060,000 or 13.0% to $182,817,000 from $161,757,000 from Fiscal 2006. The revenue increase for Fiscal 2007 as compared to Fiscal 2006 is as follows (dollars in thousands):

	Fiscal		Increase
	2007	2006	Dollar	Percent
Total Company revenue	$182,817	$161,757	$21,060	13.0%

Comparable Schools	$164,801	$157,904	$6,897	4.4%

	2007	Percent of Revenue	2006	Percent of Revenue
Core Schools	$164,801	90.1%	$161,550	96.5%
New Schools	12,051	6.6%	3,673	2.2%
Acquired Schools	4,596	2.5%	—	0.0%
Closed schools and other	1,369	0.7%	2,128	1.3%

	$182,817	100.0%	$167,351	100.0%

Revenue trends

Comparable Schools’ net revenue increased $6,897,000 or 4.4% for Fiscal 2007 compared to Fiscal 2006. Revenue increases were due primarily to average tuition increases of approximately 3.5% to 4.0% and an increase in average enrollments. Management believes it is an industry practice to increase tuition annually and that industry norms in recent years have seen increases in approximately a 3% to 5% range. Management expects this will continue to be the industry trend for the foreseeable future.

During Fiscal 2007, approximately 98% of the Company’s gross revenue came directly from our customers versus 2% from governmental agencies. During Fiscal 2006, approximately 97% of the Company’s gross revenue came directly from our customers. Management believes this is significantly different from many providers in the education industry where a more significant portion of revenue is generated through government and other public pay sources.

Other, non-school revenues decreased by $1,174,000 during Fiscal 2008 as compared to the prior fiscal year. This decrease is primarily related to a reduction in back office management services contracts and sublease terminations in our charter school management business.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable as a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of new schools, a base level of personnel and associated costs are established in the early years of a school’s life which are leveraged as enrollments ramp up.

	Fiscal		Increase
	2007	2006	Dollar	Percent
Total	$86,822	$75,901	$10,921	14.4%

Comparable Schools	$78,860	$75,101	$3,759	5.0%

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

Personnel costs increased to 47.5% of revenue for Fiscal 2007 as compared to 46.9% for Fiscal 2006. This is a result of higher personnel costs in New Schools, previously vacant positions being filled and other positions that were added or upgraded at a faster pace than revenue growth. This trend may continue in the near term as the Company continues to implement its strategy to add personnel in key positions and upgrade its school teams. While this trend may continue, the Company anticipates stronger revenue growth in the future that will ultimately result in leveraging this investment in school personnel and associated payroll expense.

School operating costs

School operating costs primarily include maintenance, janitorial, food, supplies, utilities, transportation, school level marketing and ancillary programs. The category is partially variable with increases in revenue primarily when those revenue increases are driven by additional enrollment. In the case of new schools, a base level of costs are established in the early years of a school’s life, which are leveraged in later years as enrollments ramp up.

	Fiscal		Increase
	2007	2006	Dollar	Percent
Total	$24,815	$22,937	$1,878	8.2%

Comparable Schools	$22,857	$22,583	$274	1.2%

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

	Fiscal		Increase
	2007	2006	Dollar	Percent
Total	$43,688	$39,872	$3,816	9.6%

Comparable Schools	$39,188	$38,138	$1,050	2.8%

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

Gross profit

As a result of the factors mentioned above, gross profit for Fiscal 2007 increased $4,445,000 or 19.3% to $27,492,000 from $23,047,000 for Fiscal 2006. Gross profit was 15.0% of revenue for Fiscal 2007 and 14.2% of revenue for Fiscal 2006. The change in gross profit for Fiscal 2007 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal 2007	Percent of Revenues	Fiscal 2006	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$182,817	100.0%	$161,757	100.0%	$21,060	13.0%

Personnel costs	86,822	47.5	75,901	46.9	10,921	14.4
School operating costs	24,815	13.6	22,937	14.2	1,878	8.2
Rent and other	43,688	23.9	39,872	24.6	3,816	9.6

Cost of services	155,325	85.0	138,710	85.8	16,615	12.0

Gross profit	$27,492	15.0%	$23,047	14.2%	$4,445	19.3%

The table below shows the change in gross profit for Fiscal 2007 as compared to the same period in the prior year for Comparable Schools:

	Fiscal 2007	Percent of Revenues	Fiscal 2006	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$164,801	100.0%	$157,904	100.0%	$6,897	4.4%

Personnel costs	78,860	47.9	75,101	47.6	3,759	5.0
School operating costs	22,857	13.9	22,583	14.3	274	1.2
Rent and other	39,188	23.8	38,138	24.2	1,050	2.8

Cost of services	140,905	85.5	135,822	86.0	5,083	3.7

Gross profit	$23,896	14.5%	$22,082	14.0%	$1,814	8.2%

The table below shows comparative information as a percent of revenue for Core Schools, New Schools and Acquired Schools:

	Fiscal 2007	Percent of Revenue	Fiscal 2006	Percent of Revenue
Core Schools
Revenue	$164,801	100.0%	$161,550	100.0%
Personnel Cost	78,860	47.9	77,359	47.9
School Operating Cost	22,857	13.9	23,376	14.5
Rent and Other	39,188	23.8	37,678	23.3

Gross Profit	$23,896	14.5%	$23,137	14.3%

New Schools
Revenue	$4,504	100.0%	$3,673	100.0%
Personnel Costs	2,258	50.1	1,763	48.0
School Operating Costs	474	10.5	579	15.8
Rent and Other	1,219	27.1	1,124	30.6

Gross Profit	$553	12.3%	$207	5.6%

Acquired Schools
Revenue	$12,051	100.0%	$—	n.a.
Personnel Costs	5,645	46.8	—	n.a.
School Operating Costs	1,364	11.3	—	n.a.
Rent and Other	2,689	22.3	—	n.a.

Gross Profit	$2,353	19.5%	$—	n.a.

Gross profit for Core Schools increased as a percentage of revenue, to 14.5% during Fiscal 2007 as compared to 14.3% for Core Schools as they were reported in the prior fiscal year.

Gross profit for New Schools increased during Fiscal 2007 to 12.3% of revenue as compared to 5.6% for those New Schools reported in the prior fiscal period. New Schools in Fiscal 2007 reflect the performance of four schools compared to three schools in Fiscal 2006. Three of the four New Schools included in Fiscal 2007 performance were “land banked” schools where the Company held the rights to the land for a period of time prior to development so that those markets were more fully developed (hence able to ramp up quickly due to more mature markets). The fourth was a corporate contract school taken over by the Company from a previous operator. This compares to the three new schools opened in Fiscal 2006 which were “land banked” schools.

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

Interest expense

Interest expense decreased $84,000 or 5.7% to $1,385,000 for Fiscal 2007 from $1,469,000 for Fiscal 2006.

The decrease was the result of a reduction of average debt outstanding during Fiscal 2007 as compared to Fiscal 2006. In late Fiscal 2006, the Company’s senior debt with Harris Bank N.A. was amended, reducing its effective interest rate in late Fiscal 2006 and early Fiscal 2007. During the second quarter of Fiscal 2007, the Company’s senior debt with Harris Bank N.A. was extinguished. In the second quarter of Fiscal 2007 the Company obtained a new line of credit with BMO Capital that further reduced its effective interest rate.

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

At June 30, 2007 and July 1, 2006, the Company had net deferred tax assets totaling $47,000 and $2,345,000, respectively. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Other Income

Other income for Fiscal 2007 increased $3,521,000 to $3,871,000 from $350,000 for Fiscal 2006.

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

During Fiscal 2007, a property that had previously been occupied under a sublease was vacated. The building was then occupied by a sub-tenant during the first quarter of Fiscal 2008 and the remaining lease obligation was partially offset by payments from the subtenant. Accordingly, a charge of $102,000 had been recorded to reflect the Company’s estimated remaining lease obligation for this property.

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

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its Revolving Credit Commitment under the 2008 Credit Agreement. During Fiscal 2008, the Company generated additional net cash increases of approximately $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations. The Company evaluates opportunities from time to time to sell properties to third parties. Principal uses of liquidity are debt service, capital expenditures related to the renovation and maintenance of its existing schools and capital expenditures related to new school development, furniture, fixtures, technology and curriculum. During Fiscal 2008, the Company also used $21,061,000 for the acquisition of five school businesses. Under the 2008 Credit Agreement, at June 28, 2008, there was $12,500,000 outstanding and at September 3, 2008, there was $14,425,000 outstanding. In addition, there was $2,437,000 outstanding for letters of credit as of June 28, 2008 and September 10, 2008, respectively. The total unused and available portion of the 2008 Credit Agreement, after allowance for the letters of credit, at June 28, 2008 was $60,063,000 and at September 10, 2008 was $58,138,000.

Cash provided by operating activities for Fiscal 2008, 2007 and 2006 was $14,333,000, $19,004,000 and $13,644,000, respectively. The $4,671,000 decrease in Fiscal 2008 as compared to Fiscal 2007 was primarily due to an increase in net income of $314,000, an increase from adjustments to net income of $1,734,000 offset by a decrease in cash from working capital items of $6,719,000. The large decrease in cash from working capital included an increase in income taxes paid of $5,577,000 during Fiscal 2008 compared to $1,052,000 during Fiscal 2007. The $5,360,000 increase in Fiscal 2007 as compared to Fiscal 2006 was primarily due to an increase in net income of $2,886,000, a net increase in cash from working capital items of $4,086,000, offset by a decrease from adjustments to net income of $1,612,000.

Cash used in investing activities for Fiscal 2008, 2007 and 2006 was $29,353,000, $11,233,000, and $8,244,000, respectively. The $18,120,000 increase in Fiscal 2008 as compared to Fiscal 2007 was primarily due to cash used for the acquisition of five school businesses of $21,061,000, an increase of $9,045,000 as compared to acquired school investments during Fiscal 2007, increased capital improvements spending of $610,000, a decrease of cash proceeds from the sale of properties and the collection of a note receivable that occurred in

Fiscal 2007 totaling $8,295,000, and a $170,000 investment in product rights and trade names during Fiscal 2008. The $2,989,000 increase in Fiscal 2007 as compared to Fiscal 2006 was primarily due to an increase in cash used for the acquisition of assets and investment in trade names of $9,161,000, resulting from the Discovery Isle school acquisition in Fiscal 2007 relative to The Honor Roll School acquisition in Fiscal 2006, an increase in capital improvements spending of $2,123,000, and the purchase of a note receivable for $200,000; offset by proceeds from the sale of assets of $4,985,000 and proceeds from the collection of a note receivable of $3,510,000.

Cash provided by financing activities for Fiscal 2008 was $12,270,000 compared to cash used by financing activities in Fiscal 2007 of $13,794,000 and cash provided by financing activities in Fiscal 2006 of $1,512,000. Cash provided in Fiscal 2008 was primarily due to the net proceeds from borrowing activities of $12,500,000 during Fiscal 2008 compared to a net reduction of borrowings of $13,180,000 during Fiscal 2007. Cash used in Fiscal 2007 was primarily due to the repayment of term debt for the credit facility extinguished in the second quarter of Fiscal 2007. Cash provided in Fiscal 2006 was primarily due to the exercise of a common stock warrant for the purchase of 585,803 shares of the company common stock offset by repayments of senior long term debt, which provided $3,639,097.

As a result of the above cash flow activity, total cash and cash equivalents decreased by $2,750,000 from $3,814,000 at June 30, 2007 to $1,064,000 at June 28, 2008.

Revolving Credit Agreement

At the beginning of Fiscal 2007, the Company had a credit agreement with Harris Trust (now BMO Capital Markets) in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, on June 6, 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”) with BMO Capital Markets. The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit availability from either participating or new banks. Under terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are provided by a leverage based matrix associated with Libor indexed borrowings. The 2008 Credit Agreement has a five year term that ends on June 5, 2013. As of June 28, 2008, outstanding borrowings equaled $12,500,000 and outstanding letters of credit equaled $2,437,000.

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare dividends, grant liens, incur additional indebtedness, make capital expenditures and use proceeds from disposition of assets or equity related transactions. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings.

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. At June 28, 2008, letter of credit commitments totaled $2,437,000.

The Company’s most significant contractual obligations are real estate leases for its schools. Additionally, the Company has closed locations for which it continues to have cash obligations under lease agreements with third party landlords. The Company attempts to mitigate these cash payment obligations by subleasing the locations to third parties. The Company has cash risk for the future real estate leases for closed schools for which it does not have third party sublease coverage or where third party sublease coverage on any specific sublease may not equal the total cash obligation under the lease agreement for that property.

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at June 28, 2008 (dollars in thousands):

Fiscal Year	Operating Lease Commitments				Closed Location Cash Sublease Amounts Due to the Company	Net Operating Lease Commitments
	Continuing Operations		Discontinued Operations	Total Operating Lease Commitments
	Vehicle and Other Leases	School Real Estate Leases	Closed Location Real Estate Leases
2009	$846	$34,514	$2,271	$37,631	$1,886	$35,745
2010	667	33,676	2,259	36,602	1,775	34,827
2011	449	31,122	2,205	33,776	1,754	32,022
2012	374	28,316	1,894	30,584	1,547	29,037
2013	78	24,308	1,759	26,145	1,390	24,755
2014 and thereafter	37	141,312	3,982	145,331	1,677	143,654

Total	$2,451	$293,248	$14,370	$310,069	$10,029	$300,040

Most of the above real estate leases contain annual rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all operating leases included in continuing operations was $32,254,000 $28,298,000 and $25,455,000 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Net operating lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount is the net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if a sublessee defaults under their sublease with the Company or if the Company is successful in subleasing additional closed schools, extending existing sublease agreements or mitigating the commitment in some other form. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2009 and 2017.

In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “2007 properties”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has assessed its exposure regarding the assignment of the 2007 properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at June 28, 2008 is $870,000.

Capital Expenditures

During Fiscal 2008, the Company opened five new preschools and acquired eighteen preschools and two elementary schools. Company funded capital expenditures for new school development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the school. The capital expenditure funds to open or acquire these schools were provided by cash flow from operations or our Revolving Credit Agreement. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and in some cases to extend the service life of the school. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2008, this limitation was $10,500,000.

During Fiscal 2007, the Company opened three new preschools and acquired six preschools. Company funded capital expenditures for new school development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the school. The capital expenditure funds to open or acquire these schools were provided by cash flow from operations or asset sales.

During Fiscal 2006, the Company opened one preschool. The capital expenditure funds to open this school was provided by cash flow from operations and our credit facilities.

Capital expenditures were as follows (dollars in thousands):

	Fiscal
	2008	2007	2006
New school development	$1,716	$1,054	$293
Fixed assets from acquisitions	—	—	175
Renovations and equipment purchases	4,932	5,471	2,911
Corporate and information systems	1,474	987	2,010

	$8,122	$7,512	$5,389

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

Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company in fiscal 2009. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP. The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the first quarter of fiscal 2010. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the Staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate of the expected term of outstanding options to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) is effective for the Company’s fiscal year beginning June 28, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation to SFAS 141(R) will have on the consolidated financial statements.

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

Accounts Receivable

The Company’s accounts receivable are comprised primarily of tuition due from governmental agencies and parents. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of its experience with historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs from management’s estimates. Customer accounts are considered due when services are rendered and are considered for write-off when open for sixty days subsequent to the service date. Accounts due from governmental agencies are due within the terms as outlined within each agency agreement.

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants small amounts of credit to its customers for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 15 states and the District of Columbia and, as a result, the Company is not dependent on economic conditions in any one geographic area or market.

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

During Fiscal 2006, asset impairment charges of $30,000 are included in loss from discontinued operations. There were no impairment charges recorded during Fiscal 2008 or Fiscal 2007.

Goodwill

As required by Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year, and if necessary the Company performs the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS No. 142 is recorded as a charge to income from operations.

Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Stock Compensation

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. Under that method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on and subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option–pricing formula and amortized to expense over the options’ requisite service period, generally the vesting period. Stock compensation expense is recognized only for the grants expected to vest, which is total estimated value less estimated forfeitures.

Income Taxes

The Company accounts for income taxes using the asset and liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in income in the period of enactment. A valuation allowance is recorded based on the uncertainty regarding the deferred tax assets that will ultimately be realized.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and interest rate swap agreements.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relate primarily to debt obligations. The Company has cash flow risk on its 2008 Credit Agreement. The 2008 Credit Agreement is, and the Prior Credit Agreement was, subject to variable LIBOR and prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate or the prime rate would have resulted in interest expense changing by approximately $32,000 in Fiscal 2008. As of June 28, 2008, under the 2008 Credit Agreement the Company had outstanding $12,500,000 in borrowings and $2,437,000 in letter of credit commitments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company’s independent registered public accounting firm thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-31 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal year.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment management believes that, as of June 28, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of June 28, 2008 and their report dated September 9, 2008 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Nobel Learning Communities, Inc.

We have audited Nobel Learning Communities, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nobel Learning Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nobel Learning Communities, Inc. and subsidiaries as of June 28, 2008 and June 30, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the fiscal years (52 weeks) ended June 28, 2008 and June 30, 2007, and our report dated September 9, 2008, which includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 on July 1, 2007, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

September 9, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of this Report:

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

Exhibit Number	Description of Exhibit
3.1	The Registrant’s Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.)

3.2	The Registrant’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995 and incorporated herein by reference.)

3.3	The Registrant’s Amended and Restated By-laws as modified November 15, 2001. (Filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

3.5	Certificate of Elimination of the Designation of the Series E Convertible Preferred Stock (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2007, and incorporated herein by reference.)

3.6	The Registrant’s Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock. (Filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

3.7	Certificate of Elimination of the Designation of the Series F Convertible Preferred Stock (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 18, 2007, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
3.8	The Registrant’s Certificate of Designation of the Series A Junior Preferred Stock (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008, and incorporated herein by reference.)

4.1	Executive Nonqualified Excess Plan of Registrant Plan Document (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.2	Executive Nonqualified Excess Plan of Registrant Adoption Agreement (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.3	Rights Agreement, dated as of July 20, 2008, between the Registrant and StockTrans, Inc. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008 and incorporated herein by reference.)

10.1	Investment Agreement dated as of June 30, 1998 between the Registrant and its subsidiaries and Allied Capital Corporation. (Filed as Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.2	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.3	Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.4	Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.5	Investment Agreement dated as of August 30, 1995 by and among the Registrant, certain subsidiaries of the Registrant and Allied Capital Corporation and its affiliated funds. (Certain schedules (and similar attachments) to Exhibit 4.1 have not been filed. The Registrant will furnish supplementally a copy of any omitted schedules or attachments to the SEC upon request.) (Filed as Exhibit 4A to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995 and incorporated herein by reference.)

10.6	Common Stock Purchase Warrant dated as of June 30, 1998 entitling Allied Capital Corporation to purchase up to 531,255 shares (subject to adjustment) of the common stock of the Registrant. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.7	First Amended and Restated Registration Rights Agreement dated as of June 30, 1998 by and between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.8	First Amendment dated as of June 17, 2003 to First Amended and Restated Registration Rights Agreement between the Registrant and Allied Capital Corporation. (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.9*	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.10*	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

10.11	Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.12	First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.13	Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.14*	Omnibus Incentive Equity Compensation Plan of the Registrant, (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124247) filed on April 22, 2005 and incorporated herein by reference.)

10.15	Employment Agreement dated as of May 10, 2006 between the Registrant and Lee Bohs. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2006 and incorporated herein by reference.)

10.16	Form of Incentive Stock Option Certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.17	Form of Non-Qualified Stock Option Agreement (Non-Employee Director), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.18	Form of Non-Qualified Stock Option Agreement (Employee), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.19	Form of Stock Award certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.20	Amended and Restated Credit Agreement dated as of October 30, 2006 between the Registrant and Harris, N.A., as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 3, 2006, and incorporated herein by reference.)

10.21	First Amendment to the Amended and Restated Credit Agreement dated October 24, 2007 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 and incorporated herein by reference.)

10.22	First Amendment to the Amended and Restated Credit Agreement dated October 24, 2007 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.23	Amended and Restated Security Agreement dated as of October 30, 2006 between the Registrant and Harris, N.A., as administrative agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 3, 2006, and incorporated herein by reference.)

10.24	Amended and Restated Employment Agreement dated as of April 6, 2007 between the Registrant and George Bernstein. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.25	Amendment to the Amended and Restated Employment Agreement between the Registrant and George Bernstein, dated as of May 8, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2008 and incorporated herein by reference.)

10.26	Amendment to the Amended and Restated Employment Agreement between the Registrant and George Bernstein, dated as of May 8, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2008 and incorporated herein by reference.)

10.27	Severance Agreement dated as of April 6, 2007 between the Registrant and George Bernstein. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.28	Severance Agreement dated as of April 6, 2007 between the Registrant and Thomas Frank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.29	Severance Agreement dated as of April 6, 2007 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.30	Severance Agreement dated as of April 6, 2007 between the Registrant and Jeanne Marie Welsko. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.31	Severance Agreement dated as of April 6, 2007 between the Registrant and Osborne F. Abbey. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.32	Severance Agreement dated as of April 6, 2007 between the Registrant and G. Lee Bohs. (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.33	Amended and Restated Credit Agreement with Harris N.A., as agent for the lenders, dated as of June 6, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2008, and incorporated herein by reference.)

10.34	Amended and Restated Security Agreement, dated as of June 6, 2005 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 11, 2008 and incorporated herein by reference.)

14.1	Code of Business Conduct and Ethics of the Registrant, as adopted June 3, 2004. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2004, and incorporated herein by reference.)

16.1	Letter from BDO Seidman, LLP to the SEC, dated June 6, 2007 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on June 8, 2007, and incorporated herein by reference.)

21.1	List of subsidiaries of the Registrant. (Filed herewith.)

Exhibit Number	Description of Exhibit
23.1	Consent of Grant Thornton, LLP. (Filed herewith.)

23.2	Consent of BDO Seidman, LLP. (Filed herewith.)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

*	Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*)

(c)	Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2008	NOBEL LEARNING COMMUNITIES, INC

	By:	/S/ GEORGE H. BERNSTEIN
George H. Bernstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date

/S/ GEORGE H. BERNSTEIN George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2008

/S/ THOMAS FRANK Thomas Frank	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2008

/S/ THERESE KREIG CRANE Therese Kreig Crane	Director	September 10, 2008

/S/ DAVID BEALE David Beale	Director	September 10, 2008

/S/ STEVEN B. FINK Steven B. Fink	Director	September 10, 2008

/S/ PETER H. HAVENS Peter H. Havens	Director	September 10, 2008

/S/ RICHARD J. PINOLA Richard J. Pinola	Director	September 10, 2008

/S/ MICHAEL J. ROSENTHAL Michael J. Rosenthal	Director	September 10, 2008

/S/ RALPH SMITH Ralph Smith	Director	September 10, 2008

/S/ DAVID L. WARNOCK David L. Warnock	Director	September 10, 2008

SCHEDULE II

Nobel Learning Communities, Inc.

Valuation and Qualifying Accounts.

(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Balance at end of period
Year ended June 28, 2008
Allowance for doubtful accounts	$187	312	(272)	$227

Year ended June 30, 2007
Allowance for doubtful accounts	$698	588	(1,099)	$187

Year ended July 1, 2006:
Allowance for doubtful accounts	$879	962	(1,143)	$698

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nobel Learning Communities, Inc.

We have audited the accompanying consolidated balance sheets of Nobel Learning Communities, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the fiscal years (52 weeks) ended June 28, 2008 and June 30, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and subsidiaries as of June 28, 2008 and June 30, 2007, and the results of their operations and their cash flows for the fiscal years (52 weeks) ended June 28, 2008 and June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company has adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 on July 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nobel Learning Communities, Inc. and subsidiaries’ internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our reported dated September 9, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

September 9, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nobel Learning Communities, Inc

West Chester, PA

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income and cash flows of Nobel Learning Communities, Inc. and Subsidiaries for the year ended July 1, 2006. We have also audited the schedule in the accompanying index for the year ended July 1, 2006. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nobel Learning Communities, Inc. and Subsidiaries for the year ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended July 1, 2006.

BDO Seidman, LLP

Philadelphia, Pennsylvania

September 12, 2006, except for Note 15 which is as of September 10, 2007

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 28, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$1,064	$3,814
Customer accounts receivable, less allowance for doubtful accounts of $227 at June 28, 2008 and $187 at June 30, 2007	922	949
Deferred tax asset	221	458
Prepaid rent	3,086	2,664
Prepaid expenses and other current assets	3,467	3,142

Total Current Assets	8,760	11,027

Property and equipment, at cost	76,253	69,665
Accumulated depreciation and amortization	(48,155)	(45,253)

Property and equipment, net	28,098	24,412

Goodwill	65,223	47,499
Intangible assets, net	7,080	4,182
Note Receivable	1,138	—
Deposits and other assets	2,849	1,194

Total Assets	$113,148	$88,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$18,606	$16,141
Income taxes payable	1,271	2,514
Current portion of lease obligations for discontinued operations	265	1,174
Deferred revenue	15,003	12,835

Total Current Liabilities	35,145	32,664

Long-term obligations	12,500	—
Long-term portion of lease obligations for discontinued operations	800	1,019
Deferred tax liability	174	70
Other long term liabilities	1,615	343

Total Liabilities	50,234	34,096

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,394,177 and 10,365,610 shares issued and outstanding at June 28, 2008 and June 30, 2007, respectively	10	10
Additional paid-in capital	57,729	56,676
Retained earnings (accumulated deficit)	5,165	(2,469)
Accumulated other comprehensive income	9	—

Total Stockholders’ Equity	62,914	54,218

Total Liabilities and Stockholders’ Equity	$113,148	$88,314

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Revenues, net	$206,214	$182,817	$161,757

Cost of services:
Personnel costs	98,981	86,822	75,901
School operating costs	27,181	24,815	22,937
Rent and other	49,515	43,688	39,872

Total Cost of Services	175,677	155,325	138,710

Gross profit	30,537	27,492	23,047
General and administrative expenses	18,516	16,993	13,523

Operating income	12,021	10,499	9,524
Interest expense	475	1,385	1,469
Other income, net	(326)	(3,871)	(350)

Income from continuing operations before income taxes	11,872	12,985	8,405
Income tax expense	4,571	5,064	3,285

Income from continuing operations	7,301	7,921	5,120
Income (loss) from discontinued operations, net of income tax benefit (expense) of ($236), $355 and $410, respectively	377	(556)	(641)

Net income	7,678	7,365	4,479
Preferred stock dividends	—	325	487

Net income available to common stockholders	$7,678	$7,040	$3,992

Basic income per share:
Income from continuing operations	$0.70	$0.85	$0.62
Income (loss) from discontinued operations	0.04	(0.06)	(0.08)

Net income per share	$0.74	$0.79	$0.54

Diluted income per share:
Income from continuing operations	$0.69	$0.75	$0.51
Income (loss) from discontinued operations	0.04	(0.05)	(0.07)

Net income per share *	$0.72	$0.70	$0.44

Weighted average common stock outstanding (in thousands):
Basic	10,382	8,957	7,473
Diluted	10,630	10,580	10,080

*	Net income per share totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Fiscal Years Ended June 28, 2008, June 30, 2007, and July 1, 2006

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total

	Shares	Amount	Shares	Amount
July 2, 2005	3,175,837	$3	7,486,807	$8	$(375)	$51,302	$(13,501)	$(47)	$37,390
Comprehensive income:
Net income	—	—	—	—	—	—	4,479	—	4,479
Swap contract, net of tax	—	—	—	—	—	—	—	47	47

Total comprehensive income									4,526

Issuance of preferred stock	107,582	—	—	—	—	502	—	—	502
Exercise of warrants	—	—	585,803	—	—	3,639	—	—	3,639
Stock based compensation	—	—	—	—	—	555	—	—	555
Stock options exercised			20,166	—	—	155	—	—	155
Treasury shares cancelled	—	—	—	—	375	(375)	—	—	—
Preferred dividends	—	—	—	—	—	—	(487)	—	(487)

July 1, 2006	3,283,419	3	8,092,776	8	—	55,778	(9,509)	—	46,280
Comprehensive income:
Net income	—	—	—	—	—	—	7,365	—	7,365
Issuance of preferred stock	36,445	—	—	—	`	175	—	—	175
Conversion of Series E and Series F Preferred Stock	(2,256,034)	(2)	2,256,034	2	—	—	—	—	—
Stock based compensation	—	—	—	—	—	666	—	—	666
Stock award shares issued	—	—	10,000	—	—	9	—	—	9
Stock options exercised	—	—	6,800	—	—	48	—	—	48
Preferred dividends	—	—	—	—	—	—	(325)	—	(325)

June 30, 2007	1,063,830	1	10,365,610	10	—	56,676	(2,469)	—	54,218
Comprehensive income:
Net income	—	—	—	—	—	—	7,678	—	7,678
Change in fair value of swap contract, net of tax	—	—	—	—	—	—	—	9	9

Total comprehensive income									7,687

Cumulative impact from adoption of FASB Interpretation No. 48	—	—	—	—	—	—	(44)	—	(44)
Stock based compensation	—	—	—	—	—	717	—	—	717
Stock options exercised and related tax benefits	—	—	28,567	—	—	336	—	—	336

June 28, 2008	1,063,830	$1	10,394,177	$10	$—	$57,729	$5,165	$9	$62,914

The accompanying notes are an integral part of the consolidated financial statements

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Cash Flows from Operating Activities:
Net income	$7,678	$7,365	$4,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,320	6,935	5,748
Fixed asset impairments	—	—	30
Reserve for lease costs for discontinued operations	(245)	2,028	—
Provision for losses on accounts receivable	312	588	962
Stock based compensation	717	675	555
Provision for deferred taxes	306	2,012	1,077
Gain on recovery of notes receivable	—	(3,287)	—
Gain on sale of assets	—	(2,190)	—
Gain from sublease settlement	(1,028)	—	—
Other	—	(50)	(49)
Changes in assets and liabilities, net of acquired amounts
Customer accounts receivable	(243)	653	(1,311)
Prepaid expenses and other current assets	(557)	(250)	(384)
Other assets and liabilities	(1,603)	45	1,511
Deferred revenue	1,163	849	980
Accounts payable and current liabilities	513	3,631	46

Net Cash Provided by Operating Activities	14,333	19,004	13,644

Cash Flows Used in Investing Activities:
Purchase of fixed assets, net of acquired amounts	(8,122)	(7,512)	(5,389)
Proceeds from sale of property and equipment	—	4,985	—
Purchase of note receivable	—	(200)	—
Proceeds from repayment of notes receivable	—	3,510	—
School acquisitions	(21,061)	(12,016)	(2,639)
Investment in product rights and trade names	(170)	—	(216)

Net Cash Used in Investing Activities	(29,353)	(11,233)	(8,244)

Cash Flows from Financing Activities:
Borrowings of long term debt	76,200	40,715	—
Repayment of long term debt	(63,700)	(53,895)	(2,281)
Proceeds from exercise of stock options and warrants	213	48	3,793
Tax benefits from exercise of stock options	123	—	—
Payment of debt issuance costs	(566)	(381)	—
Dividends paid to preferred stockholders	—	(281)	—

Net Cash Provided by (Used in) Financing Activities	12,270	(13,794)	1,512

Net (decrease) increase in cash and cash equivalents	(2,750)	(6,023)	6,912
Cash and cash equivalents at beginning of year	3,814	9,837	2,925

Cash and cash equivalents at end of year	$1,064	$3,814	$9,837

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flow (continued)

(Dollars in thousands)

	For the Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest	$317	$774	$1,246
Income taxes	5,577	1,052	99
Non-cash investing and financing activities:
Issuance of preferred stock for dividend payments	$—	$174	$502
Paid in kind preferred stock dividends	—	44	487

In connection with the purchase of The Honor Roll School during Fiscal 2006, the Discovery Isle schools in Fiscal 2007, and the Learning Ladder, Teddy Bear Treehouse, Enchanted, Ivy Glen, and Camelback Desert schools in Fiscal 2008 as discussed in Note 3, the fair value of assets acquired are as follows:

Cash paid	$21,061	$12,016	$2,639
Net working capital liabilities assumed	1,567	197	516

Fair value of assets acquired	$22,628	$12,213	$3,155

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company” or “Nobel Learning Communities”) is a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia serving approximately 28,000 students. Nobel Learning Communities provides high-quality private education, with small schools and class sizes, qualified teachers and targeted attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before- and after-school programs, the Camp Zone® summer program, learning support programs and technology camps. These schools operate under various brand names and are located in the District of Columbia, Arizona, California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Washington.

Principles of Consolidation and Basis of Presentation:

Fiscal Period. The fiscal years ended June 28, 2008 (“Fiscal 2008”), June 30, 2007 (“Fiscal 2007”) and July 1, 2006 (“Fiscal 2006”) each include 52 weeks.

Consolidation. All significant intercompany balances and transactions have been eliminated.

Reclassifications. As a result of certain school closures in Fiscal 2007 and Fiscal 2006 the Company has conformed amounts reported for Fiscal years 2007 and 2006 in its Annual Report on Form 10-K to the period ended June 28, 2008. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

Recognition of Revenues:

The recognition of net revenues meets the following criteria: the existence of an arrangement through a registration, an enrollment agreement or a contract, the rendering of educational services over time, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other revenues, reduced by discounts. Fees are received for registration, other educational services and charter school management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as services are performed. Tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

Cash and Cash Equivalents:

The Company considers cash on hand, cash in banks and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes this risk by maintaining deposits in high quality financial institutions. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Accounts Receivable and Credit Risk:

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

determining the collectibility of its accounts receivable and must rely on its evaluation of its experience with historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs from management’s estimates. Customer accounts are considered due when services are rendered and are considered for write-off when open for sixty days subsequent to the service date. Accounts due from governmental agencies are due within the terms as outlined within each agency agreement.

The Company provides education services to the parents and guardians of the children attending its schools. In certain circumstances, the Company grants small amounts of credit to its customers for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s schools are located in 15 states and the District of Columbia and, as a result, the Company is not dependent on economic conditions in any one geographic area or market.

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

During Fiscal 2006, asset impairment charges of $30,000 are included in loss from discontinued operations. There were no impairment charges recorded during Fiscal 2008 or Fiscal 2007.

Goodwill:

The Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

For Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for each of these fiscal years indicated that no impairment existed for the Company’s reporting units, as such, the Company did not record any goodwill impairments; however, there can be no assurance that such a charge will not be recorded in future periods.

Advertising Costs:

General advertising costs which include yellow pages and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs were $4,138,000, $3,882,000 and $3,535,000 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. As of June 28, 2008 and June 30, 2007, prepaid advertising expense totaled $575,000 and $493,000, respectively.

Deferred Financing Costs:

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of June 28, 2008 and June 30, 2007, $813,000 and $350,000 in unamortized financing costs was carried on the Company’s balance sheet, respectively.

Lease Reserves:

In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when the lease is terminated or at the “cease use” date rather than at the date of a commitment to an exit or disposal plan.

Stock Compensation:

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. Under that method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on and subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option—pricing formula and amortized to expense over the options’ requisite service period, generally the vesting period. Stock compensation expense is recognized only for the grants expected to vest, which is total estimated value less estimated forfeitures.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement criteria attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if assumptions change. The most significant estimates underlying the accompanying consolidated financial statements include long-lived assets and goodwill valuations and any potential impairment, the allowance for doubtful accounts, the valuation of stock compensation expense, estimates of future obligations related to closed facilities, the valuation of our investments and realization of our deferred tax assets.

New Accounting Pronouncements:

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company in fiscal 2009. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP. The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the first quarter of fiscal 2010. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the Staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate of the expected term of outstanding options to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) is effective for the Company’s fiscal year beginning June 28, 2009, with early adoption prohibited. The Company is evaluating the effect the implementation to SFAS 141(R) will have on the consolidated financial statements.

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

During Fiscal 2008, 156,000 and during Fiscal 2006, 51,500 stock options were issued and outstanding with exercise prices in excess of the average market price of the Company’s stock for the period and were therefore deemed anti-dilutive. These stock options are not included in the earnings per share calculations. There were no anti-dilutive stock options issued and outstanding during Fiscal 2007.

On January 31, 2006, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 1,551,000 shares and no shares of the Series E Preferred Stock remain outstanding. On March 12, 2007, the Company caused the holders of Series F Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 705,000 shares and no shares of the Series F Preferred Stock remain outstanding. Since both the Series E and Series F Preferred Stock had previously been accounted for on an if converted basis in the Company’s diluted share base, the conversion will have no future impact on fully diluted per share calculations.

Earnings per share is computed as follows (dollars in thousands):

	For the Fiscal Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Basic income per share:

Net income	$7,678	$7,365	$4,479
Less preferred dividends	—	325	487

Net income available to common shareholders	$7,678	$7,040	$3,992

Weighted average common shares outstanding	10,382,089	8,956,610	7,473,013

Basic income per share	$0.74	$0.79	$0.54

Diluted income per share:

Net income	$7,678	$7,365	$4,479
Weighted average common shares outstanding	10,382,089	8,956,610	7,473,013
Dilutive effect of options, warrants and convertible preferred stock	248,378	1,623,810	2,606,637

Weighted average common stock and dilutive securities outstanding	10,630,467	10,580,420	10,079,650

Diluted income per share	$0.72	$0.70	$0.44

3. Acquisitions:

During Fiscal 2008, the Company completed five acquisitions. During each of Fiscal 2007 and Fiscal 2006 the Company completed one acquisition. Each of these acquisitions is consistent with the Company’s growth

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

strategy in the private pay education market and include both expansion in existing markets and entrance into new markets. The seven acquisitions completed during the last three fiscal years are summarized as follows:

•

During the fourth quarter of Fiscal 2008, the Company completed the acquisition of the assets of two Camelback Desert Schools, each of these schools offer elementary school programs. The Camelback Desert Schools are located in the Phoenix, Arizona market, which is a new geographic market for the Company.

•

During the third quarter of Fiscal 2008, the Company completed the acquisition of all the outstanding shares of Enchanted Care Learning Centers, Inc. (“Enchanted Care”). For U.S. Federal and State tax purposes, this transaction was treated as an asset purchase and the goodwill related to this purchase is tax deductible. Enchanted Care adds nine preschools and six before-and-after school programs located in the central Ohio market, which is a new geographic market for the Company.

•

During the third quarter of Fiscal 2008, the Company acquired the assets of three Ivy Glen preschools and one before-and-after school program building. Each of these schools will be rebranded under the Company’s existing Merryhill brand. These schools expand the Company’s existing market coverage in the Dallas, Texas market.

•

During the second quarter of Fiscal 2008, the Company acquired the assets of two Teddy Bear Tree House preschools. Both schools have been rebranded under the Company’s existing Discovery Isle brand. These schools expand the Company’s existing market coverage in the San Diego, California.

•

During the first quarter of Fiscal 2008, the Company acquired the assets of four Learning Ladder preschools, three of which have been rebranded under the Company’s existing Chesterbrook Academy brand. The fourth Learning Ladder school was closed during the first quarter of Fiscal 2008. These schools expand the Company’s existing market coverage in the Lancaster, Pennsylvania market.

•

During the second quarter of Fiscal 2007, the Company completed the acquisition of all the outstanding shares of Discovery Isle Child Development Center, Inc. (“Discovery Isle”). For U.S. Federal and State tax purposes, this transaction was treated as an asset purchase and the goodwill related to this purchase is tax deductible. Discovery Isle’s six preschools are located in the San Diego, California market, which at the time of this acquisition was a new geographic market for the Company.

•

During the fourth quarter of Fiscal 2006, the Company completed the acquisition of the assets of The Honor Roll Schools. The Honor Roll Schools include both a preschool and kindergarten through eighth grade school located in separate facilities on a single campus outside of Houston, Texas, which is a new geographic market for the Company.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs are presented below (dollars in thousands):

	Purchase Price, including transaction costs	Net Working Capital Assets/ (Liabilities) included in purchase price	Goodwill	Acquired Intangible Assets at Fair Value				Other Long- Term Assets at Fair Value
Acquired Entity				Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)
Fiscal 2008 Acquisitions:
Camelback Desert Schools	$194	$(294)	$127	$43	20	$115	4	$203
Enchanted Care	14,303	(1,097)	12,074	608	20	1,936	7	782
Ivy Glen	2,132	3	1,583	—	n/a	423	6	123
Teddy Bear Treehouse	2,279	4	1,925	—	n/a	281	3	69
Learning Ladder	2,153	(183)	1,972	—	n/a	252	4	$112

Total-Fiscal 2008 acquisitions	$21,061	$(1,567)	$17,681	$651		$3,007		$1,289

Fiscal 2007 Acquisition:
Discovery Isle	$12,016	$(197)	$9,080	$1,540	20	$1,450	4	$143

Fiscal 2006 Acquisition:
The Honor Roll	$2,639	$(516)	$1,755	$570	20	$655	7	$175

To date, we have not identified material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

The following unaudited pro forma results of operations assume that these acquisitions were completed as of the beginning of Fiscal 2006 (dollars in thousands, except per share data):

	Fiscal
	2008	2007	2006
Revenues	$221,070	$209,917	$195,921
Net Income	7,843	7,751	4,573
Earnings per share—basic	$0.76	$0.83	$0.55
Earnings per share—assuming dilution	$0.74	$0.73	$0.45

Pro-forma data incorporates the use of cash basis accounting of certain acquired entities and therefore is not indicative of the results that would have been obtained had these events actually occurred at the beginning of the earliest period presented and if recorded under Generally Accepted Accounting Principals, accordingly, this data is not intended to be a projection of future results.

SEC Regulation S-X does not require any additional pro-forma financial information to be furnished as a result of any of the above acquisitions.

4. Goodwill and Intangible Assets:

As required by Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company estimates fair values for each reporting unit using discounted cash flow projections in evaluating

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and measuring a potential impairment charge on an annual basis in the fourth quarter of each fiscal year, and if necessary the Company performs the level two analysis in order to determine the amount of goodwill impaired. Any impairment of goodwill resulting from the required testing by SFAS No. 142 is recorded as a charge to income from operations. During the fourth quarter of Fiscal 2008 and Fiscal 2007, the Company performed its annual impairment test. The level one impairment test for Fiscal 2008 and Fiscal 2007 indicated that no impairment existed for the Company’s reporting units; as such, the Company did not record goodwill impairment for Fiscal 2008 or Fiscal 2007.

Intangible assets include non-compete agreements, a franchise agreement and other identifiable intangibles from acquisitions. At June 28, 2008 and June 30, 2007, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	June 28, 2008			June 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$65,223	$—	$65,223	$47,499	$—	$47,499

Amortized intangible assets:
Franchise agreement	130	580	124	456	410	62	348
Non-compete agreements	n.a.	—	—	—	405	394	11
Trade Names	240	2,761	205	2,556	2,110	81	2,029
Student Rosters	66	5,112	1,044	4,068	2,105	311	1,794

Total Intangible Assets		$8,453	$1,373	$7,080	$5,030	$848	$4,182

At June 28, 2008, goodwill totaled $65,223,000, an increase of $17,724,000 from July 1, 2007. Of this increase, $12,074,000 was a result of the purchase of Enchanted Care, which occurred during the third quarter of Fiscal 2008. The remainder of the increase related to the purchase of Learning Ladder, Teddy Bear Treehouse, Ivy Glen, and Camelback Desert schools. Amortization expense related to intangible assets was $930,000, $518,000 and $223,500 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Projected amortization expense for the intangible assets above for Fiscal 2009, Fiscal 2010, Fiscal 2011, Fiscal 2012 and Fiscal 2013 is $1,462,000, $1,662,000, $977,000, $540,000 and $423,000, respectively.

5. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $350,000 and $2,819,000 at June 28, 2008 and June 30, 2007, respectively. The Company’s funds were invested in money market accounts, which exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

6. Note Receivable:

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee in the face amount of a $1,250,000 note to be paid to the Company over five years, with the first payment scheduled for August 2009. The Company has imputed an interest rate of 4.25% in determining the present value of this

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

receivable, this rate is consistent with other published discounts for liabilities the payee has with other creditors. The amortization of the discount related to this note totaled $112,000 will be recognized as income from discontinued operations during the collection period of the note.

7. Property and Equipment:

The balances of major property and equipment classes were as follows (dollars in thousands):

	June 28, 2008			June 30, 2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$1,518	$—	$1,518	$1,518	$—	$1,518
Buildings	5,838	2,598	3,240	5,472	2,339	3,133
Assets under capital lease obligations	—	—	—	311	311	—
Leasehold improvements	30,301	17,039	13,262	25,782	14,753	11,029
Furniture and equipment	37,591	28,518	9,073	35,538	27,850	7,688
Construction in progress	1,005	—	1,005	1,044	—	1,044

	$76,253	$48,155	$28,098	$69,665	$45,253	$24,412

Depreciation expense from continuing operations was $6,381,000, $6,401,000 and $5,316,000, for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

8. Change in Accounting Estimate:

During the third quarter of Fiscal 2007, the Company recorded a charge for accelerated depreciation of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. The Company migrated to an outsourced payroll service provider and ceased using the prior payroll system to better support its growth strategy. This change in estimate resulted in a charge to basic and diluted income per share of $0.02 for Fiscal 2007.

9. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows, (dollars in thousands):

	June 28, 2008	June 30, 2007
Accounts payable	$6,601	$5,721
Accrued payroll and related items	6,648	6,377
Accrued property taxes	1,083	1,028
Accrued rent	1,073	563
Other accrued expenses	3,201	2,452

	$18,606	$16,141

10. Debt:

At the end of Fiscal 2007, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (“the 2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit availability from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with Libor index based borrowings. The 2008 Credit Agreement has a five year term that ends on June 5, 2013. As of June 28, 2008, outstanding borrowings equaled $12,500,000 and outstanding letters of credit equaled $2,437,000.

The Company’s obligations under the 2008 Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on real and personal property. In addition, the 2008 Agreement is secured by liens on all real property owned by the Company.

The 2008 Agreement as well as the Prior Credit Agreement, and the subsequently amended Prior Credit Agreement, bears interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. The applicable rate as of June 28, 2008 is (1) an adjusted LIBOR rate plus a debt to defined EBITDA-dependant rate or (2) base rate plus a debt to defined EBITDA-dependant rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the Agreement bearing interest based on an adjusted LIBOR rate plus a debt to defined EBITDA-dependent rate. The range of rates applicable for each of the agreements during Fiscal 2008, Fiscal 2007 and Fiscal 2006 were as follows:

	July 1, 2005— October 25, 2006	October 26, 2006— June 5, 2008	June 6, 2008— June 28, 2008

LIBOR rate plus debt to defined EBITDA-dependant rate	2.25% – 2.75%	1.00% – 2.00%	1.15% – 2.40%
Base rate plus debt to defined EBITDA-dependant rate	0.75% – 1.25%	0.00% – 0.50%	0.15% – 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA—dependant rate	2.25% – 2.75%	1.00% – 2.00%	1.15% – 2.40%

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures and governs the use of proceeds from disposition of assets or equity related transactions. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings permitted.

11. Derivative Financial Instruments:

Cash Flow Hedges:

The Company does not enter into derivative transactions for trading purposes. The Company had two interest rate swaps outstanding as of June 28, 2008. Under the swaps, $10,000,000 of the Company’s 2008 Credit Agreement was allocated to the swap agreements. The Company used these derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% and 2.74% and the counterparty agreed to make payments based on the designated LIBOR rate. The market value of the interest rate swap agreements at June 28, 2008 resulted in a long-term net asset of $13,000 and is included as a component of Accumulated Other Comprehensive Loss of $9,000, net of taxes. The Company utilizes the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Under the shortcut method, all the critical items of the derivates must match those of the hedged items. Additionally, as the shortcut method relates to interest rate swaps, there is no requirement for the ongoing assessment of hedge effectiveness.

12. Lease Obligations:

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at June 28, 2008 (dollars in thousands):

Fiscal Year	Operating Lease Commitments				Closed Location Cash Sublease Amounts Due to the Company	Net Operating Lease Commitments
	Continuing Operations		Discontinued Operations
	Vehicle and Other Leases	School Real Estate Leases	Closed Location Real Estate Leases	Total Operating Lease Commitments
2009	$846	$34,514	$2,271	$37,631	$1,886	$35,745
2010	667	33,676	2,259	36,602	1,775	34,827
2011	449	31,122	2,205	33,776	1,754	32,022
2012	374	28,316	1,894	30,584	1,547	29,037
2013	78	24,308	1,759	26,145	1,390	24,755
2014 and thereafter	37	141,312	3,982	145,331	1,677	143,654

Total	$2,451	$293,248	$14,370	$310,069	$10,029	$300,040

Net operating lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying leases from third party sub-tenants or assignee. The amount is the net of closed school lease commitments less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is successful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on those properties.

Most of the above leases are triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs, which are not included in the amounts presented above. Most of the above leases contain annual rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all operating leases included in continuing operations was $32,254,000, $28,298,000 and $25,455,000 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Leases included in discontinued operations total eight leases, seven of which are subleased and one of which remains vacant. The obligations of the leases that are subject to a sublease are substantially covered by the

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

subtenant. If such parties under the sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “2007 property”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has assessed its exposure regarding the assignment of the 2007 properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at June 28, 2008 is $870,000.

13. Lease Reserves:

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when the lease is terminated or at the “cease use” date rather than at the date of a commitment to an exit or disposal plan. As of June 28, 2008, the remaining reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2017. At June 28, 2008 and June 30, 2007 the lease reserve for closed schools was $1,065,000 and $2,193,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

	For the Fiscal Year Ended
	June 28, 2008	June 30, 2007
Lease reserve at beginning of period	$2,193	$1,764
Payments against reserve	(1,547)	(1,598)
Lease reserve from acquisition	174	—
Adjustments to reserve	245	2,027

Lease reserve at end of period	$1,065	$2,193

Adjustments to the lease reserve during Fiscal 2007 included charges related to the vacancy of three properties during Fiscal 2007. One of these properties has subsequently been subleased, however under the terms of the sublease agreement, the Company was obligated to pay rent and property taxes on behalf of the tenant through May 31, 2008. Based upon the terms of this agreement, the Company increased the reserve related to this closed school by $1,284,000 in Fiscal 2007.

14. Other Income, net:

Other income included the following items:

	Fiscal
	2008	2007	2006
Interest income	$(38)	$(288)	$(376)
Recovery of Notes Receivable	—	(3,287)	—
Gain from sale of assets	—	(310)	—
Settlement of outstanding contract	(300)	—	—
Rental (income) expense	—	(3)	(31)
Other	12	17	57

	$(326)	$(3,871)	$(350)

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the second quarter of Fiscal 2008, the Company received a payment of $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations. The settlement of this contract resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.02.

Other income for Fiscal 2007 primarily resulted from a $2,500,000 subordinated note receivable the Company had previously reserved that was due May 2005 with Total Education Solutions, Inc. (“TES”). During Fiscal 2003, the Company reserved $1,000,000 of the note receivable with TES. Due to TES’s continued performance deterioration during Fiscal 2005, the Company reserved the remainder of the TES note of $1,500,000. TES also had senior debt in the amount of $1,000,000. Subsequently, TES advised that it was in default under the terms of its senior debt. During the first quarter of Fiscal 2007, the Company acquired the $1,000,000 TES senior debt from TES’s senior lender for $200,000 in order, among other things, to give the Company a first security position in the TES debt. Later in Fiscal 2007, TES effected a recapitalization and the Company received a payment from TES in the amount of $3,510,000. Payment of these notes resulted in the recognition of $3,300,000 of other income and an increase in basic and diluted earnings per share of $0.22 and $0.19, respectively, during Fiscal 2007.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The Company had a sublease agreement with FTCHS that included rental payments for tenant improvements that were funded by the Company. FTCHS purchased the property that the Company had subleased to it from the Company’s landlord. The payment to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations and an increase to Fiscal 2007 basic and diluted earnings per share of $0.02.

15. Discontinued Operations:

At the beginning of Fiscal 2007, discontinued operations consisted of fifteen schools, eight of which the Company did not operate during Fiscal 2007 and seven of which the Company continued to operate until they were sold during the third and fourth quarters of Fiscal 2007. In addition to the remaining eight schools classified as discontinued operations during Fiscal 2007, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. This school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during the period; subsequently the Company terminated its lease with the landlord of this property and was released from all future obligations.

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute in the amount of $1,250,000 to be paid to the Company over five years (see Note 6). The net gain resulting from this settlement is $1,028,000 after costs and discount for the five year collection period. This gain resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.06 included in discontinued operations.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The operating results for discontinued operations in the statements of income for Fiscal 2008, Fiscal 2007 and Fiscal 2006 net of tax are as follows (dollars in thousands):

	Fiscal
	2008	2007	2006
Revenues	$44	$4,155	$6,572
Cost of services	(98)	(3,684)	(5,661)
Rent and other	(116)	(1,255)	(1,734)
Closed school lease reserves	(245)	(2,027)	(228)
Gain from sale of schools	—	1,900	—
Gain from settlement of sublease	1,028	—	—

Income (loss) from discontinued operations before income tax benefit	613	(911)	(1,051)
Income tax (expense) benefit	(236)	355	410

Income (loss) from discontinued operations	$377	$(556)	$(641)

16. Stockholders’ Equity:

Preferred Stock:

A summary of the Company’s convertible preferred stock is as follows:

	Outstanding Shares
	June 28, 2008	June 30, 2007	July 1, 2006
Series D	1,063,830	1,063,830	1,063,830
Series E	—	—	1,531,523
Series F	—	—	688,066

	1,063,830	1,063,830	3,283,419

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000. On March 12, 2007, in accordance with the terms of the Company’s Certificate of Designation, the Company caused the holders of Series F Preferred Stock to convert their shares into Common Stock. As a result of these conversions, the number of shares of the Company’s common stock outstanding increased by approximately 705,000 shares and no shares of the Series F Preferred Stock remain outstanding. In accordance with the Company’s Certificate of Designation, dividends related to the Series F shares for the years reported herein are as follows:

	Fiscal
	2008	2007	2006
Paid in kind Dividends (shares)	—	17,302	33,345
Cash Dividends (in thousands)	$—	$79	$—

On June 17, 2003, the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. On January 31, 2007, in accordance with the terms of the Company’s Certificate of Designation, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding increased by approximately 1,551,000 shares and no shares of the Series E Preferred Stock remain outstanding. In accordance with the Company’s Certificate of Designation, dividends related to the Series E shares for the years reported herein are as follows:

	Fiscal
	2008	2007	2006
Paid in kind Dividends (shares)	—	19,143	74,237
Cash Dividends (in thousands)	$—	$202	$—

In 1995, the Company issued 1,063,830 shares of the Company’s Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to common stock. The Series D Convertible Preferred Stock is no longer convertible. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.88 per share plus any unpaid dividends. At June 28, 2008, 1,063,830 shares of Series D Convertible Preferred Stock remain outstanding.

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

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan. Under the Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately).

Beginning July 1, 2007, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards (“RSA”) that vest on the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. The first restricted stock awards granted to the Company’s non-employee Board of Directors were granted during the second quarter of Fiscal 2008. As of June 28, 2008, there were approximately 678,000 stock options and 17,000 restricted stock awards issued and outstanding and the total number of shares of common stock available for issuance was 853,000 under the Plan.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through June 28, 2008, approximately 39,000 non-qualified stock options have been issued under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,044 were cancelled. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, no stock options under this plan were issued. At June 28, 2008, 261,000 non-qualified stock options remain issued under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during:

	Fiscal
	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	21.7%	32.6%	36.8%
Risk-free interest rate	4.2%	4.6%	4.0%
Weighted average expected life of options	6 years	5 years	5 years
Expected rate of forfeiture	7.3%	6.4%	5.6%

Stock options awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense is included in general and administrative expense in the statements of income for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was approximately $717,000, $675,000 and $555,000, respectively. As of June 28, 2008, there was approximately $742,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.2 years. The Company expects to continue its historical practice of issuing stock options, which will result in additional stock based compensation in varying amounts in the future.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s stock option plans and other employee options as of June 28, 2008, June 30, 2007 and July 1, 2006 and changes during the years then ended is as follows:

	Shares Available for Grant	Outstanding		Exercisable
		Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price
Balance at July 2, 2005	1,329,568	577,532	$6.38	344,265	$6.68

Granted at market	(200,100)	200,100	9.68	—	—
Cancelled	9,334	(12,784)	8.35	—	—
Exercised	—	(20,166)	7.64	—	—

Balance at July 1, 2006	1,138,802	744,682	$7.20	445,549	$6.42

Granted at market	(173,000)	173,000	10.19	—	—
Cancelled	50,400	(50,400)	8.47	—	—
Exercised	—	(6,800)	7.04	—	—

Balance at June 30, 2007	1,016,202	860,482	$7.71	608,299	$6.91

Granted at market	(167,000)	167,000	14.70	—	—
Cancelled	20,667	(20,667)	11.79	—	—
Exercised	—	(28,567)	7.61	—	—

Balance at June 28, 2008, prior to RSA grants	869,869	978,248	$8.82	686,893	$7.26

RSAs Granted at market	(16,632)	—	—	—	—

Balance at June 28, 2008, net of RSA grants	853,237	978,248	$8.82	686,893	$7.26

The aggregate intrinsic value for options outstanding and options exercisable at June 28, 2008 was approximately $5,065,000 and $4,572,000, respectively. The aggregate intrinsic value for options exercised during Fiscal 2008 and Fiscal 2007 was $209,000 and $51,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable at June 28, 2008 were approximately 6.7 years and 5.9 years, respectively. The total fair value of options vested during Fiscal 2008 and Fiscal 2007 was $416,000 and $688,000, respectively. The weighted average fair value of stock options granted during Fiscal 2008 and Fiscal 2007 was $4.47 and $4.39, respectively. The total number of options not yet vested as of June 28, 2008 was 278,022 shares with a weighted average exercise price of $12.59.

17. Income Taxes:

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Standards No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies FAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of the implementation of FIN No. 48, the Company recognized approximately a $44,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the July 1, 2007 accumulated deficit balance. There have been no material differences in this liability since the beginning of the fiscal year. Additionally, upon the implementation of FIN No. 48, the Company reduced its state net operating loss carry-forwards and the corresponding valuation allowance by $1,392,000.

The amount of unrecognized tax benefits at June 28, 2008 includes $44,000 of unrecognized tax benefits which if ultimately recognized would reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various U.S. states’ jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before Fiscal 2003.

The Company is currently under examination by the Internal Revenue Service of its U.S. income tax return for Fiscal 2006. The Company expects this examination to be concluded and settled within the next twelve months. The Company does not have any unrecognized tax benefits related to the period being examined.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. Upon adoption of FIN No. 48, the Company recognized $21,000 in interest and penalties.

The provision for income taxes attributable to income before income taxes consisted of the following (dollars in thousands):

	For the Fiscal Years
	2008	2007	2006
Current tax provision
Federal	$3,766	$3,447	$2,310
State	499	506	339

Total	4,265	3,953	2,649
Deferred tax provision
Federal	270	968	554
State	36	143	82

Total	306	1,111	636

Income tax expense	$4,571	$5,064	$3,285

Reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes is as follows (dollars in thousands):

	For the Fiscal Years
	2008	2007	2006
U.S. federal statutory rate	$4,036	$4,415	$2,857
State taxes, net of federal tax benefit	535	649	421
Goodwill and other non deductible expenses	—	—	7

	$4,571	$5,064	$3,285

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry- forwards that give rise to a significant portion of deferred tax assets and (liabilities) are as follows (dollars in thousands):

	For the Fiscal Years Ending
	June 28, 2008		June 30, 2007
	Deferred tax assets (liabilities)
	Current	Long Term	Current	Long Term
Goodwill amortization and impairments	$—	$(5,213)	$—	$(4,094)
Fixed asset depreciation and impairments	—	3,497	—	2,978
Closed school lease reserves	—	308	—	855
Stock option and deferred compensation expense	—	1,165	—	624
State net operating losses	—	224	—	1,786
Deferred rent expense	—	500	—	—
Gain on settlement of contract	—	(440)	—	—
Prepayments, accruals and reserves	237	(33)	(35)	—

	237	8	(35)	2,149
Valuation Allowance	(16)	(182)	—	(1,761)

Net deferred tax asset (liability)	$221	$(174)	$(35)	$388

Certain of the Company’s subsidiaries have state net operating loss carry-forwards ranging from approximately $55,000 to $1,038,000 as of June 28, 2008, which can be carried forward from five to 20 years depending on the state and will expire between 2008 and 2022, if not utilized. During Fiscal 2008, the Company utilized approximately $147,000 of state net operating losses to offset taxable income. A valuation allowance was established against remaining loss carry-forwards due to the uncertainty of their realization as well as a lack of earnings history of certain of the Company’s subsidiaries in those states. The Company has utilized all previously generated federal net operating loss carry-forwards.

18. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $389,000, $328,000 and $324,000 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

During Fiscal 2007, the Company initiated a deferred compensation plan that permits certain management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At June 28, 2008 and June 30, 2007, the Company has included $915,000 and $243,000 in “Other long term liabilities” to reflect its liability under the plan, respectively. During Fiscal 2008 and Fiscal 2007, the Company has recognized $302,000 and $204,000 of general and administrative expense reflecting employer contributions into the plan, respectively. The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. As of June 28, 2008 and June 30, 2007, the Company has included in “Deposits and other assets” $902,000 and $127,000, which represents the cash surrender value of these policies, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19. Fair Value of Financial Instruments:

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments at June 28, 2008 and June 30, 2007.

Cash and cash equivalents, receivables and current liabilities: Fair value approximates the carrying value of cash and cash equivalents, receivables and current liabilities as reflected in the consolidated balance sheets at June 28, 2008 and June 30, 2007 because of the short-term maturity of these instruments.

Long-term debt: The carrying values for the Company’s long-term debt of $12,500,000 and $0 at June 28, 2008 and June 30, 2007 respectively, approximated market value based on current rates that management believes could be obtained for similar debt.

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

21. Related Party Transactions:

In September 2004, the Company entered into a License Agreement with NetSuite, Inc. for the license of an online business application known as NetSuite for approximately $600,000. One of the Company’s directors, Mr. Fink, also served as a director of NetSuite, Inc. at the time of the license agreement and continued as a NetSuite director through April 2007. The Company paid $601,000, $54,000 for licenses and services to NetSuite during Fiscal 2007 and Fiscal 2006, respectively.

22. Segment Information:

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the private pay schools are disclosed as a segment. The Company primarily manages the same type of business in its private pay schools. The Company also performs back office services for one charter school. In accordance with SFAS 131, the Company discloses the charter school as separate segment information in the “other” category.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below presents information about the reported operating income of the Company for Fiscal 2008, Fiscal 2007 and Fiscal 2006 (dollars in thousands):

	Private Schools	Other	Corporate	Total
Fiscal 2008
Revenues	$206,020	$194	$—	$206,214
Gross profit	30,372	165	—	30,537
Depreciation and amortization:
Continuing operations	$6,031	—	$1,280	$7,311
Discontinued operations	9	—	—	9

Total depreciation and amortization	$6,040	$—	$1,280	$7,320

Goodwill	$65,317	$—	$—	$65,317
Segment assets
Continuing operations	$109,280	$—	$3,837	$113,117
Discontinued operations	29	2	—	31

Total assets	$109,309	$2	$3,837	$113,148

Capital Expenditures	$6,648	$—	$1,474	$8,122

Fiscal 2007
Revenues	$181,447	$1,370	$—	$182,817
Gross profit	26,806	686	—	27,492
Depreciation and amortization:
Continuing operations	$5,086	$193	$1,640	$6,919
Discontinued operations	16	—	—	16

Total depreciation and amortization	$5,102	$193	$1,640	$6,935

Goodwill	$47,499	$—	$—	$47,499
Segment assets
Continuing operations	$85,228	$—	$3,079	$88,307
Discontinued operations	4	3	—	7

Total assets	$85,232	$3	$3,079	$88,314

Capital Expenditures	$6,525	$—	$987	$7,512

Fiscal 2006
Revenues	$159,630	$2,127	$—	$161,757
Gross profit	22,135	912	—	23,047
Depreciation and amortization:
Continuing operations	$4,271	$463	$805	$5,539
Discontinued operations	269	—	—	269

Total depreciation and amortization	$4,540	$463	$805	$5,808

Goodwill	$38,374	$—	$—	$38,374
Segment assets
Continuing operations—non-capital assets	$81,557	$—	$2,947	$84,504
Discontinued operations—capital assets	1,915	—	—	1,915

Total assets	$83,472	$—	$2,947	$86,419

Capital Expenditures	$3,395	$—	$1,994	$5,389

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

23. Quarterly Results of Operations (unaudited):

The following table shows certain unaudited financial information for the Company for the interim periods indicated. The unaudited financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new school development and acquisitions. (dollars in thousands, except per share data):

Quarterly Results
Adjusted for Discontinued Operations
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$44,633	$39,108	$51,207	$45,556	$53,328	$49,218	$57,046	$48,935
Gross profit	4,114	3,190	7,865	7,230	8,987	8,436	9,571	8,636
Income (loss) from continuing operations, net of tax	(230)	(416)	2,193	3,587	2,565	2,032	2,773	2,718
Income (loss) from discontinued operations, net of tax	(60)	(254)	(67)	(1,398)	(58)	463	562	633

Net income (loss)	$(290)	$(670)	$2,126	$2,189	$2,507	$2,495	$3,335	$3,351

Basic income (loss) per share
Continuing operations	$(0.02)	$(0.07)	$0.21	$0.42	$0.25	$0.22	$0.27	$0.26
Discontinued operations, net of tax	(0.01)	(0.03)	(0.01)	(0.17)	(0.01)	0.05	0.05	0.06

Net income (loss)	$(0.03)	$(0.10)	$0.20	$0.25	$0.24	$0.26	$0.32	$0.32

Diluted income (loss) per share:
Continuing operations	$(0.02)	$(0.07)	$0.21	$0.34	$0.24	$0.19	$0.26	$0.25
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.13)	(0.01)	0.04	0.05	0.06

Net income (loss)	$(0.03)	$(0.10)	$0.20	$0.21	$0.24	$0.23	$0.31	$0.31

24. Subsequent Events:

On July 20, 2008, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board has adopted a limited duration Plan that expires in four years, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of the Company’s shareholders and other constituencies are protected.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Terms of the Plan provide for a dividend distribution of one right (each a “Right” and collectively, the “Rights”) for each share of common stock of the Company to holders of record at the close of business on July 31, 2008. The Rights will become exercisable only in the event, with certain exceptions, an acquiring party acquires 20% or more of the Company’s common stock then outstanding or, as of the date of this Press Release, any existing holder of more than 20% of the Company’s common stock acquires any additional shares. Each Right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $45.00. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company’s stock or shares in an “acquiring entity” at half of market value. The Company will generally be entitled to redeem the Rights at $0.01 per right at any time until the tenth day following the acquisition of 20% of its common stock, subject to extension by a majority of the Directors. The Rights will expire on July 19, 2012.

During the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of Southern Highlands Preparatory Schools (“Southern Highlands”), the acquisition expands the Company’s existing market coverage in Las Vegas, Nevada market in which the Company currently operates. Southern Highlands opened its doors in the fall of 2003. A private, non-sectarian preparatory school, Southern Highlands Preparatory School provides programs for preschool students through grade 8. The purchase price for Southern Highlands was $1,550,000 plus transaction costs.

Also, during the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of Ivy Kids Learning Center School (“Ivy Kids”); the acquisition expands the Company’s existing market coverage in the Houston, Texas market adding one preschool to a market in which the Company currently operates. The purchase price for Ivy Kids was $715,000 plus transaction costs.