Form 10-Q
period 2008-09-27
NOBEL LEARNING COMMUNITIES INC
filed 2008-11-06
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2008

or

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at November 3, 2008 was 10,442,277

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008. In addition, potential risks and uncertainties include among others, the implementation and results of the Company’s ongoing strategic initiatives, the Company’s ability to compete with new or existing competitors; dependence on senior management and other key personnel; changes in general economic conditions; and risks and uncertainties arising in connection with Knowledge Learning Corporation’s unsolicited proposal to acquire the Company. In addition, the Company’s results may be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 27, 2008	June 28, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$952	$1,064
Customer accounts receivable, less allowance for doubtful accounts of $252 at September 27, 2008 and $227 at June 28, 2008	1,151	922
Note receivable, current portion	500	—
Deferred tax asset	232	221
Prepaid rent	3,189	3,086
Prepaid expenses and other current assets	3,229	3,467

Total Current Assets	9,253	8,760

Property and equipment, at cost	78,975	76,253
Accumulated depreciation and amortization	(49,646)	(48,155)

Property and equipment, net	29,329	28,098

Goodwill	66,624	65,223
Intangible assets, net	7,196	7,080
Note receivable	655	1,138
Deposits and other assets	3,129	2,849

Total Assets	$116,186	$113,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$14,614	$18,606
Income taxes payable	—	1,271
Current portion of lease obligations for discontinued operations	258	265
Deferred revenue	18,740	15,003

Total Current Liabilities	33,612	35,145

Long-term debt	16,700	12,500
Long-term portion of lease obligations for discontinued operations	749	800
Deferred tax liability	74	174
Other long term liabilities	1,939	1,615

Total Liabilities	53,074	50,234

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,442,009 and 10,394,177 shares issued and outstanding at September 27, 2008 and June 28, 2008, respectively	10	10
Additional paid-in capital	58,297	57,729
Retained earnings	4,807	5,165
Accumulated other comprehensive (loss) income	(3)	9

Total Stockholders’ Equity	63,112	62,914

Total Liabilities and Stockholders’ Equity	$116,186	$113,148

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands except per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
Revenues	$51,376	$44,633

Personnel costs	25,209	21,857
School operating costs	7,966	6,761
Rent and other	13,560	11,901

Cost of services	46,735	40,519

Gross profit	4,641	4,114
General and administrative expenses	4,942	4,460

Operating loss	(301)	(346)
Interest expense	267	47
Other income	(29)	(16)

Loss from continuing operations before income taxes	(539)	(377)
Income tax benefit	(208)	(147)

Loss from continuing operations	(331)	(230)
Loss from discontinued operations, net of income tax effect	(27)	(60)

Net loss	(358)	(290)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$(0.02)
Loss from discontinued operations	(0.00)	(0.01)

Net loss per share	$(0.03)	$(0.03)

Weighted average of basic common shares outstanding (in thousands):	10,418	10,367

The accompanying to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended September 27, 2008

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
June 28, 2008	1,063,830	$1	10,394,177	$10	$57,729	$5,165	$9	$62,914
Net loss	—	—	—	—	—	(358)	—	(358)
Change in fair value of swap contracts, net of tax	—	—	—	—	—	—	(12)	(12)
Stock options compensation	—	—	—	—	248	—	—	248
Stock award shares issued and related tax benefit	—	—	25,000	—	96	—	—	96
Stock options exercised and related tax benefit	—	—	22,832	—	224	—	—	224

September 27, 2008	1,063,830	$1	10,442,009	$10	$58,297	$4,807	$(3)	$63,112

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
Cash Flows used in Operating Activities:
Net loss	$(358)	$(290)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,261	1,624
Reserve for lease costs for discontinued operations	(19)	(18)
Deferred taxes (benefit)	(111)	(113)
Provision for losses on accounts receivable	93	123
Stock based compensation	248	170
Other	(15)	35
Changes in Assets and Liabilities, net of business combinations:
Customer accounts receivable	(320)	(120)
Prepaid expenses and other current assets	253	(789)
Other assets and liabilities	(286)	(745)
Deferred revenue	3,248	4,390
Accounts payable and current liabilities	(5,540)	(4,765)

Net Cash used in Operating Activities	(546)	(498)

Cash Flows used in Investing Activities:
Purchases of fixed assets, net of acquired amounts	(2,096)	(3,583)
School acquisitions	(1,990)	(1,537)

Net Cash Used in Investing Activities	(4,086)	(5,120)

Cash Flows from Financing Activities:
Borrowings of long term debt	25,400	—
Repayment of long term debt	(21,200)	—
Bank overdraft	—	3,316
Proceeds from exercise of stock options	164	9
Tax benefits from exercise of stock options and issuance of stock awards	156	—

Net Cash Provided by Financing Activities	4,520	3,325

Net decrease in cash and cash equivalents	(112)	(2,293)
Cash and cash equivalents at beginning of period	1,064	3,814

Cash and cash equivalents at end of period	$952	$1,521

Supplemental disclosure of cash flow information:
Interest	$182	$32
Income taxes, net	$1,244	$2,649

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the thirteen weeks ended September 27, 2008

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 27, 2008 and results of operations for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2009 and Fiscal 2008 are to the 52 weeks ending June 27, 2009 and June 28, 2008, respectively. The first quarter of Fiscal 2009 and Fiscal 2008, are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended September 29, 2007 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

At the beginning of Fiscal 2008, discontinued operations consisted of eight schools that the Company did not operate during Fiscal 2008. In addition to the eight schools not operated by the Company during Fiscal 2008, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. The added school was operated by the Company during the part of the first quarter of Fiscal 2008 and closed during the same period; subsequently, the Company terminated its lease with the landlord of this property and was fully released from all future obligations. During the first quarter of Fiscal 2009, discontinued operations consisted of eight schools which the Company did not operate.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2008. The Company’s critical accounting policies are unchanged from those described in its Annual Report on Form 10-K for fiscal 2008.

New Accounting Pronouncements:

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective fiscal years and interim periods beginning after December 15, 2008 and will be applicable to the Company during the first quarter of Fiscal 2010. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the third quarter of Fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. SFAS 141(R) will be applicable to the Company during the first quarter of Fiscal 2010. The Company is evaluating the effect the implementation to SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. SFAS 160 will be applicable to the Company during the first quarter of Fiscal 2010. The Company is evaluating the effect the implementation of SFAS 160 will have on the consolidated financial statements.

Note 2. Earnings Per Share

Earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of basic earnings per share, weighted average number of shares outstanding is used as the denominator. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume the exercise of options if such shares are dilutive. The Company was in a loss position for the thirteen weeks ended September 27, 2008 and September 29, 2007. The common stock equivalents of stock options during the thirteen weeks ended September 27, 2008 and September 29, 2007 were not included in the computation of diluted earnings per share as they were antidilutive. Earnings per share is computed as follows (dollars and average common stock outstanding in thousands):

	For the Thirteen Weeks Ended
Basic loss per share:	September 27, 2008	September 29, 2007
Net loss	$(358)	$(290)
Weighted average common shares outstanding	10,418	10,367

Basic loss per share	$(0.03)	$(0.03)

The Company excluded 418,000 and 306,000 potentially dilutive common shares (stock options) from the computation of diluted net loss per share for the first quarters of Fiscal 2009 and Fiscal 2008, respectively, as their effect would have been anti-dilutive given the net loss incurred in these periods.

Note 3. Acquisitions

During the past five quarters, the Company completed seven acquisitions. Each acquisition is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets. The acquisitions are summarized as follows:

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of Southern Highlands Preparatory Schools (“Southern Highlands”). The acquisition expands the Company’s existing market coverage in the Las Vegas, Nevada market in which the Company currently operates. Southern Highlands provides programs for preschool students through grade 8.

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of the Ivy Kids Learning Center School (“Ivy Kids”); the acquisition expands the Company’s existing market coverage in the Houston, Texas market adding one preschool to a market in which the Company currently operates.

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

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs are presented below (dollars in thousands):

				Acquired Intangible Assets at Fair Value
Acquired Entity	Purchase Price, including transaction costs	Net Working Capital Assets/ (Liabilities) included in purchase price	Goodwill	Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)	Other Long- Term Assets at Fair Value
Fiscal 2009 Acquisitions through September 27, 2008:
Southern Highlands	$1,223	$(392)	$963	$94	20	$255	7	$303
Ivy Kids	739	19	410	—	n/a	120	4	190
Purchase accounting adjustments to prior year acquisitions:	28	—	28	—		—		—

Fiscal 2009 acquisitions through September 27, 2008	1,990	(373)	1,401	94		375		493

Fiscal 2008 Acquisitions:
Camelback Desert Schools	$194	$(294)	$127	$43	20	$115	4	$203
Enchanted Care	14,303	(1,097)	12,074	608	20	1,936	7	782
Ivy Glen	2,132	3	1,583	—	n/a	423	6	123
Teddy Bear Treehouse	2,279	4	1,925	—	n/a	281	3	69
Learning Ladder	2,153	(183)	1,972	—	n/a	252	4	$112

Total-Fiscal 2008 acquisitions	$21,061	$(1,567)	$17,681	$651		$3,007		$1,289

Each of the above acquisitions includes tax deductible goodwill recorded at the same basis as their respective book values. To date, we have not identified material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill. Due to the seasonality and variations of accounting methodologies from each of the non-public acquired companies, management does not believe it would be meaningful to present pro-forma information regarding these acquisitions on a quarterly basis; rather this information has been and will be presented in the Company’s annual Form 10K where it will reflect pro-forma information over a full business cycle.

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the acquisition of the Southern Highlands and Ivy Kids schools. At September 27, 2008 and June 28, 2008, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	September 27, 2008			June 28, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$66,624	$—	$66,624	$65,223	$—	$65,223

Amortized intangible assets:
Franchise agreement	130	580	141	439	580	124	456
Trade Names	240	2,855	244	2,611	2,761	205	2,556
Student Rosters	69	5,488	1,342	4,146	5,112	1,044	4,068

Total Intangible Assets		$8,923	$1,727	$7,196	$8,453	$1,373	$7,080

Amortization expense related to intangible assets was $355,000 and $189,000 for the thirteen weeks ended September 28, 2008 and September 29, 2007, respectively.

Note 5. Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit availability from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of September 27, 2008 and June 28, 2008, outstanding borrowings equaled $16,700,000 and $12,500,000, respectively and outstanding letters of credit as of both dates equaled $2,437,000.

The Company’s obligations under the 2008 Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on real and personal property. In addition, the 2008 Agreement is secured by liens on all real property owned by the Company.

The Company’s obligation under its 2008 Credit Agreement as well as under the Prior Credit Agreement, and the subsequently amended Prior Credit Agreement, bear interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. The applicable rate as of September 27, 2008 is (1) an adjusted LIBOR rate plus a debt to defined EBITDA-indexed rate or (2) base rate plus a debt to defined EBITDA-indexed rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to defined EBITDA-indexed rate. The range of rates applicable for each of the agreements during the first quarter of Fiscal 2009 and during the first quarter of Fiscal 2008 was as follows:

	October 26, 2006 - June 5, 2008	June 6, 2008 - Present Period
LIBOR rate plus debt to defined EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	0.00% - 0.50%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures and govern the use of proceeds from disposition of assets or equity related transactions. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings permitted.

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of September 27, 2008 and June 28, 2008 $765,000 and $813,000 in unamortized financing costs was carried on the Company’s balance sheet, respectively.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. The first payment is scheduled for August 2009. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The amortization of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. As of September 27, 2008, the unamortized discount related to this note was $95,000. During the thirteen weeks ended September 27, 2008, $13,000 of interest income was recognized as income from discontinued operations.

Note 7. Derivative Financial Instruments

Cash Flow Hedges:

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At September 27, 2008 and June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% and 2.74% and the counterparty agreed to make payments based on the designated LIBOR rate. The market value of the interest rate swap agreements was a long-term net liability balance of $6,000 at September 27, 2008 and a long-term net asset balance of $13,000 at June 28, 2008. Unrealized losses of $12,000 are included as a component of Accumulated Other Comprehensive Loss for the thirteen weeks ending September 27, 2008. The Company utilized the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Under the shortcut method, all the critical items of the derivates must match those of the hedged items. Additionally, as the shortcut method relates to interest rate swaps, there is no requirement for the ongoing assessment of hedge effectiveness.

Note 8. Advertising

General advertising costs which include yellow pages and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs were $999,000 and $885,000 during the first quarter of Fiscal 2009 and during the same period of Fiscal 2008, respectively. As of September 27, 2008 and June 28, 2008, prepaid advertising expense totaled $582,000 and $575,000 respectively.

Note 9. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $72,000 and $350,000 at September 27, 2008 and June 28, 2008, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 10. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. As of June 28, 2008, the reserves for closed schools were recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire between 2009 and 2017. At September 27, 2008 and June 28, 2008, the lease reserve for closed schools was $1,007,000 and $1,065,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 28, 2008	$1,065
Payments against reserve	(104)
Adjustments to reserve	46

Lease reserve at September 27, 2008	$1,007

The Company has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “2007 properties”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has assessed its exposure regarding the assignment of the 2007 properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at September 27, 2008 is $765,000.

Note 11. Discontinued Operations

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

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
Revenues	$—	$42
Cost of services	—	(58)
Rent and other	(44)	(83)

Loss from discontinued operations before income tax benefit	(44)	(99)
Income tax benefit	17	39

Loss from discontinued operations	$(27)	$(60)

Note 12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	September 27, 2008	June 28, 2008
Accounts payable	$5,053	$6,601
Accrued payroll and related items	3,616	6,648
Accrued property tax	874	1,083
Accrued rent	1,174	1,073
Other accrued expenses	3,897	3,201

	$14,614	$18,606

Note 13. Stock Based Compensation

As of September 27, 2008, approximately 1,171,000 stock options, were issued and outstanding and 42,000 restricted and performance based stock awards had been granted. As of September 27, 2008, the total number of shares of common stock still available for issuance under the Company’s stock option plans was 613,000.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (“the Plan”). Under the Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All grants to date under the Plan have been non-qualified stock options which vest over three years (except that options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately).

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

During the first quarter of Fiscal 2009, 25,000 shares were issued from the plan as the criteria for a performance based award had been met.

Through September 27, 2008, approximately 879,000 non-qualified stock options, 17,000 restricted stock awards, and 25,000 performance based awards had been issued under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through September 27, 2008, approximately 37,000 non-qualified stock options have been issued under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,044 were cancelled. At September 27, 2008, 255,000 non-qualified stock options remain issued under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	21.7%	32.6%
Risk-free interest rate	4.2%	4.6%
Weighted average expected life of options	6 years	5 years
Expected rate of forfeiture	7.3%	6.4%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in the statement of operations for the thirteen weeks ended September 27, 2008 and September 29, 2007 was approximately $248,000 and $170,000, respectively. As of September 27, 2008 and September 29, 2007, there was approximately $1,400,000 and $1,375,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.7 and 1.8 years, respectively. The Company expects to continue its historical practice of issuing stock options and board grants, which will result in additional stock -based compensation in the future, although amounts may vary.

A summary of option activity under the Company’s employee stock option plans as of June 28, 2008 and changes during the thirteen weeks ended September 27, 2008 is presented below:

		Outstanding		Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price
Balance at June 28, 2008	853,237	978,248	$8.82	686,893	$7.26

Stock options:
Granted at market	(215,000)	215,000	15.26	—	—
Cancelled	—	—	—	—	—
Exercised	—	(22,833)	7.20	—	—

Balance at September 27, 2008, prior to performance based award	638,237	1,170,415	$10.02	761,078	$7.91

Performance based award, vested at market	(25,000)	—	—	—	—

Balance at September 27, 2008, net of performance based award	613,237	1,170,415	$10.02	761,078	$7.91

The aggregate intrinsic value for options outstanding and options exercisable at September 27, 2008 was approximately $6,921,000 and $6,102,000, respectively. The aggregate intrinsic value for options exercised during the first thirteen weeks of Fiscal 2009 was $159,000. The weighted average remaining contractual term for options outstanding and options exercisable at September 27, 2008 were approximately 6.2 years and 5.9 years, respectively. The total fair value of options vested during the first thirteen weeks of Fiscal 2009 was $364,000. The weighted average fair value of stock options granted during the first thirteen weeks of Fiscal 2009 was $4.60. The total number of options not yet vested as of September 27, 2008 was 409,337 shares with a weighted average exercise price of $13.93.

Note 14. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $110,000 for the thirteen week period ended September 27, 2008 and $99,000 for the thirteen week period ended September 29, 2007.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At September 27, 2008 and June 28, 2008, the Company has included $1,221,000 and $915,000 in “Other long term liabilities” to reflect its liability under the plan. During the first thirteen weeks of Fiscal 2009 and during the first thirteen weeks during Fiscal 2008, the Company recognized $52,000 and $73,000 of general and administrative expense reflecting employer contributions into the plan, respectively. The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $1,140,000 and $902,000 in “Deposits and other assets” as of September 27, 2008 and June 28, 2008 respectively, which represents the cash surrender value of these policies.

Note 15. Commitments and Contingencies

The Company is engaged in legal actions arising in the ordinary course of its business. The Company currently believes that the ultimate outcome of all such pending matters will not have a material adverse effect on the Company’s consolidated financial statements. The significance of these pending matters on the Company’s future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

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

Note 16. Shareholder Rights Plan

During the fourth quarter of Fiscal 2008, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board adopted a limited duration Plan that expires in four years, on July 19, 2012, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of all of the Company’s shareholders and other constituencies are protected.

Terms of the Plan provide for a dividend distribution of one right (each a “Right” and collectively, the “Rights”) for each share of common stock of the Company to holders of record at the close of business on July 31, 2008. The Rights will become exercisable only in the event, with certain exceptions, an acquiring party acquires 20% or more of the Company’s common stock then outstanding or, as of July 19, 2008, any existing holder of more than 20% of the Company’s common stock acquires any additional shares. Each Right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $45.00. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company’s stock or shares in an “acquiring entity” at half of market value. The Company will generally be entitled to redeem the Rights at $0.01 per right at any time until the tenth day following the acquisition of 20% of its common stock, subject to extension by a majority of the Directors. The Rights will expire on July 19, 2012.

Note 17. Unsolicited Expression of Interest

During the first quarter of Fiscal 2009, the Company’s Board of Directors received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company for $17.00 per share in cash. The Company said that it had informed Knowledge Learning Corporation that its Board of Directors will evaluate this proposal carefully and promptly in consultation with financial and legal advisors in order to decide whether pursuing the possible transaction would be in the best interest of all of the Company’s stockholders. Subsequently, during the first quarter of Fiscal 2009, the Company’s Board of Directors authorized a committee consisting solely of independent directors to evaluate the previously-announced expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company. The independent committee is currently evaluating strategic alternatives to enhance stockholder value. The Company further announced that J.P.Morgan Securities Inc. had been engaged as financial advisor in connection with the evaluation process. There can be no assurance that an acquisition of the Company will result from the evaluation process.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 28, 2008.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	a small number of shareholders control a majority of the outstanding common stock of the Company;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•	the impact on our business and management stability related to the proposal by Knowledge Learning Corporation to acquire 100% of the Company;

•	the impact on management time and resources directed towards the Company’s strategic growth plans related to the proposal by Knowledge Learning Corporation;

•

the impact on certain potential sellers of schools to the Company and their possible reluctance to do so with the uncertainty of this potential transaction related to the Knowledge Learning Corporation proposal;

•	changing economic conditions;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to find affordable real estate and renew existing locations on terms acceptable to the Company and the impact this may have on enrollment;

•	the Company’s ability to obtain the capital required to implement fully its business and strategic plan;

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

•	environmental or health related events that could affect schools in areas impacted by such events;

•	the Company’s ability to maintain effective controls over financial reporting;

Negative developments in these areas could have a material adverse effect on the Company’s valuation, business, financial condition and results of operations.

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

Results of Operations

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure and balance revenue and profit growth in four growth initiative categories; 1) Comparable Schools, 2) Core Schools, 3) New Schools and 4) Acquired Schools or businesses. Management seeks to balance growth in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through different metrics to help management better understand where growth is derived and facilitate the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

1)	Comparable Schools – those identical schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of schools in each period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth, and expense management. Information related to Comparable Schools is included in each relevant section below and summarized in the Gross Profit sections below.

2)	Core Schools – consists of schools reported as Comparable Schools for each specific period presented. By definition the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. The number and specific Core Schools may be different in each period presented as the Company continues to add or close schools. We measure Core Schools’ performance as a percent of revenue to develop period over period trends to understand the contribution provided by our efforts to grow the Core School base. The table presented in the gross profit sections below shows this information.

3)	New Schools – consists of newly developed schools. By definition the population of schools in each period should be different for each period as the Company continues to add schools.

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

New School revenue is measured by New School revenue as a percent of total operating revenue for each comparative period. This information is included in the revenue section below. We also measure New School gross profit, gross margin and expense items as a percent of revenue to develop period over period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve New School period over period performance by minimizing the impact of pre-opening and ramp up costs and the time it takes a new school to ramp up. The tables presented in the gross profit sections below show New School percent of revenue information for each period presented.

4)	Acquired Schools – purchased schools previously operated by independent third parties.

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

At September 27, 2008, the Company operated 178 schools. Since June 28, 2008, the Company has opened two new preschools and acquired one elementary school and two preschools. During the thirteen weeks ended September 29, 2007, the Company opened three new preschools and acquired four new preschools, one of which was subsequently closed during the same thirteen week period. School counts for the thirteen weeks ended September 27, 2008 and September 29, 2007 are as follows:

	Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
Number of schools at the beginning of period	173	151
Acquisitions	3	4
Openings	2	3
Closings	—	(1)

Number of schools at the end of the period	178	157

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen weeks ended September 27, 2008 and September 29, 2007 (dollars in thousands):

	Thirteen Weeks Ended September 27, 2008	Percent of Revenues	Thirteen Weeks Ended September 29, 2007	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
Revenues	$51,376	100.0%	$44,633	100.0%	$6,743	15.1%

Personnel costs	25,209	49.1	21,857	49.0	3,352	15.3
School operating costs	7,966	15.5	6,761	15.1	1,205	17.8
Rent and other	13,560	26.4	11,901	26.7	1,659	13.9

Cost of services	46,735	91.0	40,519	90.8	6,216	15.3

Gross profit	4,641	9.0	4,114	9.2	527	12.8
General and administrative expenses	4,942	9.6	4,460	10.0	482	10.8

Operating loss	$(301)	(0.6)%	$(346)	(0.8)%	$45	13.0%

The table below shows the number of schools included in each of the four growth initiative categories for each section where they are respectively discussed below:

School Category	September 27, 2008	September 29, 2007
Comparable	149	149

Core	149	142
New	7	6
Acquired	22	9

Total	178	157

Revenue

Revenue for the thirteen weeks ended September 27, 2008 increased $6,743,000 or 15.1% to $51,376,000 from $44,633,000 for the thirteen weeks ended September 29, 2007. The revenue increase for the thirteen weeks ended September 27, 2008, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirteen weeks ending		Increase
	September 27, 2008	September 29, 2007	Dollar	Percent
Total Company revenue	$51,376	$44,633	$6,743	15.1%

Comparable Schools	$44,114	$43,518	$596	1.4%

	2008	Percent of Revenue	2007	Percent of Revenue
Core Schools	$44,114	85.9%	$40,463	90.7%
New Schools	1,111	2.2	1,278	2.9
Acquired Schools	6,107	11.9	2,796	6.3
Closed schools and other	44	0.1	96	0.2

	$51,376	100.0%	$44,633	100.0%

note -percentages may not add due to rounding

Revenue trends

Comparable Schools’ net revenue increased $596,000 or 1.4% for Fiscal 2009 compared to Fiscal 2008. As a percentage, revenue growth fell below that of tuition rate increases, due in large part to a softening economy in a number of areas that the Company operates. Revenue increases were due primarily to average tuition rate increases of between 3.0% and 3.3% which were offset by a decrease in average enrollments. Management believes that industry norms in recent years have seen tuition rate increases in approximately a 3% to 5% range.

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

	Thirteen weeks ending		Increase
	September 27, 2008	September 29, 2007	Dollar	Percent
Total	$25,209	$21,857	$3,352	15.3%

Comparable Schools	$21,287	$21,155	$132	0.6%

Personnel costs for the thirteen weeks ended September 27, 2008 increased $3,352,000 or 15.3% to $25,209,000 from $21,857,000 for the thirteen weeks ended September 29, 2007. The 15.3% increase was primarily driven by wages and benefits of $3,457,000 from schools opened or acquired during the first thirteen weeks of Fiscal 2009 or from new Schools opened or acquired during Fiscal 2008 as compared to Fiscal 2007.

Personnel costs increased slightly to 49.1% of revenue for the first quarter of Fiscal 2009 as compared to 49.0% for the first quarter of Fiscal 2008.

School operating costs

School operating costs primarily include food, utilities, transportation, maintenance, janitorial, supplies, school level marketing spending and ancillary programs. This category is partially variable with increases primarily driven by additional enrollment. In the case of New Schools, school operating costs tend to be higher as a percent of revenue as a base level of costs are incurred in the early period of a school’s life and are expected to be leveraged as enrollments increase.

	Thirteen weeks ending		Increase
	September 27, 2008	September 29, 2007	Dollar	Percent
Total	$7,966	$6,761	$1,205	17.8%

Comparable Schools	$6,732	$6,552	$180	2.7%

School operating costs for the thirteen weeks ended September 27, 2008 increased $1,205,000 or 17.8% to $7,966,000 from $6,761,000 for the thirteen weeks ended September 29, 2007. The increase was primarily driven by school operating costs of $1,103,000 from schools opened or acquired during the first thirteen weeks of Fiscal 2009 or from new Schools opened or acquired during Fiscal 2008 as compared to Fiscal 2007.

School operating costs increased to 15.5% of revenue for the first quarter of Fiscal 2009 as compared to 15.1% for the first quarter of Fiscal 2008. This increase was partially the result of school operating costs from several Acquired Schools with lower than average occupancy levels than exist in our Comparable Schools. These schools’ higher costs as a percent of revenue are a result of being in an early stage of the school’s operating life cycle or as the result of low occupancy due to its operating history prior to our acquiring the school. The Company expects these schools will leverage these cost to revenue as enrollments increase.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property damage, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual obligations, changes in marketing initiatives and the addition of new or acquired schools. In the case of New Schools, the Company expects these costs to be leveraged significantly as enrollments ramp up.

	Thirteen weeks ending		Increase (Decrease)
	September 27, 2008	September 29, 2007	Dollar	Percent
Total	$13,560	$11,901	$1,659	13.9%

Comparable Schools	$11,157	$11,272	$(115)	(1.0)%

For the thirteen weeks ended September 27, 2008, rent and other costs increased $1,659,000 to $13,560,000 from $11,901,000 for the thirteen weeks ended September 29, 2007. The 13.9% increase was primarily driven by school rent and other costs of $1,778,000 from schools opened or acquired during the first thirteen weeks of Fiscal 2009 or from new schools opened or acquired after the first quarter of Fiscal 2008.

Rent and other costs from comparable schools decreased $115,000 to $11,157,000 for the thirteen weeks ending September 27, 2008 from $11,272,000 for the thirteen weeks ending September 29, 2007. This decrease included a decrease in workers’ compensation claims retained by the Company of $182,000 partially offset by an increase in property rents of $71,000 and a net decrease in other costs of $4,000.

For the thirteen weeks ended September 27, 2008, rent and other costs as a percentage of revenue decreased to 26.4%, from 26.7% as compared to the thirteen weeks ended September 29, 2007.

Gross profit

As a result of the factors mentioned above, gross profit for the thirteen weeks ended September 27, 2008 increased $527,000 or 12.8% to $4,641,000 from $4,114,000 for the thirteen weeks ended September 29, 2007. Gross profit was 9.0% of revenue for the thirteen weeks ended September 27, 2008 and 9.2% of revenue for the thirteen weeks ended September 29, 2007. The change in gross profit for first quarter of Fiscal 2009 as compared to the same period in the prior year is as follows (dollars in thousands):

`

	Thirteen Weeks Ended September 27, 2008	Percent of Revenues	Thirteen Weeks Ended September 29, 2007	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
Revenues	$51,376	100.0%	$44,633	100.0%	$6,743	15.1%

Personnel costs	25,209	49.1	21,857	49.0	3,352	15.3
School operating costs	7,966	15.5	6,761	15.1	1,205	17.8
Rent and other	13,560	26.4	11,901	26.7	1,659	13.9

Cost of services	46,735	91.0	40,519	90.8	6,216	15.3

Gross profit	4,641	9.0%	4,114	9.2%	527	12.8%

The table below shows the change in gross profit for the first quarter of Fiscal 2009 as compared to the same period in the prior year for Comparable Schools:

	Thirteen weeks ended September 27, 2008	Percent of Revenues	Thirteen weeks ended September 29, 2007	Percent of Revenues	Amount Increase (Decrease)	Percent Increase (Decrease)
Revenues	$44,114	100.0%	$43,518	100.0%	$596	1.4%

Personnel costs	21,287	48.3	21,155	48.6	132	0.6
School operating costs	6,732	15.3	6,552	15.1	180	2.7
Rent and other	11,157	25.3	11,272	25.9	(115)	(1.0)

Cost of services	39,176	88.8	38,979	89.6	197	0.5

Gross profit	$4,938	11.2%	$4,539	10.4%	$399	8.8%

The table below shows comparative information as a percent of revenue for Core Schools, New Schools and Acquired Schools:

	Thirteen weeks ended September 27, 2008	Percent of Revenue	Thirteen weeks ended September 29, 2007	Percent of Revenue
Core Schools
Revenue	$44,114	100.0%	$40,463	100.0%
Personnel Cost	21,287	48.3	19,663	48.6
School Operating Cost	6,732	15.3	6,237	15.4
Rent and Other	11,157	25.3	10,387	25.7

Gross Profit	$4,938	11.2%	$4,176	10.3%

New Schools
Revenue	$1,111	100.0%	$1,278	100.0%
Personnel Costs	661	59.5	753	58.9
School Operating Costs	197	17.7	162	12.7
Rent and Other	687	61.8	643	50.3

Gross Profit (loss)	$(434)	(39.1)%	$(280)	(21.9)%

Acquired Schools
Revenue	$6,107	100.0%	$2,796	100.0%
Personnel Costs	3,247	53.2	1,441	51.5
School Operating Costs	1,010	16.5	346	12.4
Rent and Other	1,619	26.5	870	31.1

Gross Profit	$231	3.8%	$139	5.0%

Gross Profit from Comparable and Core Schools provided gross margin leverage in the period through management’s successful efforts at cost control in the 2009 period as compared to the 2008 period.

Gross profit (loss) from New Schools declined during the first quarter of Fiscal 2009 to (39.1)% as compared to (21.9)% the first quarter of Fiscal 2008. New Schools for the Fiscal 2009 period include seven schools as compared to six schools for the Fiscal 2008 period. One of the new schools included in the Fiscal 2008 period was a “land-banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market). Another of the schools included in the Fiscal 2008 period was a corporate contract school taken over by the Company from a previous operator. The remaining schools included in both fiscal periods were opened with newer “path-of-progress” markets which management expects to continue to develop.

Gross profit from Acquired Schools for the 2009 period was impacted primarily by the results of Camelback Desert Schools (CDS) for gross losses of $305,000. As previously described by the Company, CDS was acquired for the strong demographic characteristics of the Phoenix, Arizona market. The Company believes that under its management these schools may perform more in line with current, well-operated schools’ financial performance as best practices are adopted at these schools and the requisite time passes for local market acceptance. The Company did negotiate lease provisions to protect itself in the case it is not able to obtain the desired financial performance after a certain period of time.

General and administrative expenses

For the thirteen weeks ended September 27, 2008, general and administrative expenses increased $482,000 to $4,942,000 from $4,460,000 for the thirteen weeks ended September 29, 2007. General and administrative expenses decreased to 9.6% of revenue for the thirteen weeks ended September 27, 2008 from 10.0% for the thirteen weeks ended September 29, 2007.

The overall increase in general and administrative expenses was primarily driven by increased amortization expense from acquisitions of $166,000, increased consulting and professional fees of $144,000, increased depreciation expense of $102,000 as a result of investments in information technology and curriculum, increased stock option expense of $100,000 due to an increase in the valuation of issued stock options and an increase in other general and administrative expenses of $73,000. These increases were partially offset by decreased wage and personnel costs of $103,000.

Corporate personnel costs decreased by approximately $103,000; approximately $290,000 of this decrease was due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2008). The decrease in performance-based incentive compensation was primarily offset by an increase in wages and benefit costs of $186,000 due to the addition of management personnel to direct expanded regions that were acquired subsequent to the first quarter of Fiscal 2008.

Consulting and professional fees increased approximately $144,000. This was primarily attributable to $94,000 of fees associated with the implementation of a stockholder rights plan, an increase in audit fees of approximately $182,000 related to the timing of the recognition of audit fees and increased audit work in regard to the implementation of Sarbanes Oxley testing and reporting requirements offset by $160,000 of fees incurred during the first quarter of Fiscal 2008 related to the development of the Company’s strategic plan.

Amortization expense increased $166,000 reflecting the amortization of intangible assets from the acquisition of the Enchanted Care schools and five other smaller acquisitions which occurred subsequent to the first quarter of Fiscal 2008.

Operating loss

As a result of the factors mentioned above our operating loss decreased $45,000 to $301,000 for the thirteen weeks ended September 27, 2008 from $346,000 for the thirteen weeks ended September 29, 2007.

Interest expense

Interest expense increased $220,000 to $267,000 for the thirteen weeks ended September 27, 2008 from $47,000 for the thirteen weeks ended September 29, 2007 due to an overall increase in debt outstanding for the period due to the funding of acquisitions and other operating and capital expenditures. During the first quarter of Fiscal 2009, the Company had average borrowings of $14,563,000 from its credit facility whereas average debt outstanding during the first quarter of Fiscal 2008 was $77,000.

Other Income

Other income from operations for the thirteen weeks ended September 27, 2008 increased $13,000 to $29,000 from $16,000 for the thirteen weeks ended September 29, 2007. Other income during both periods primarily consisted of interest income.

Income tax benefit from continuing operations

Income tax benefit for the thirteen weeks ended September 27, 2008 was $208,000 as compared to $147,000 for the thirteen week period ended September 29, 2007. The Company’s effective tax rate was 38.5% for the thirteen weeks ended and 39.0% for the thirteen weeks ended September 29, 2007.

Discontinued operations

At the beginning of Fiscal 2008, discontinued operations consisted of eight schools which the Company did not operate during Fiscal 2008. In addition to the eight schools not operated by the Company during Fiscal 2008, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. The added school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during that same period; subsequently, the Company terminated its lease with the landlord of this property and was fully released from all future obligations. The operating results for discontinued operations in the unaudited statements of income for all periods presented, net of tax is as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
Revenues	$—	$42
Cost of services	—	(58)
Rent and other	(44)	(83)

Loss from discontinued operations before income tax benefit	(44)	(99)
Income tax benefit	17	39

Loss from discontinued operations	$(27)	$(60)

Net loss

As a result of the above factors, the Company’s net loss was $358,000 for the thirteen weeks ended September 27, 2008 as compared to $290,000 for the thirteen weeks ended September 29, 2007.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under the 2008 Credit Agreement (described below). Principal uses of liquidity are debt service, acquisitions, capital expenditures related to the renovation and maintenance of existing schools, new school development, furniture, fixtures, technology and curriculum.

Total cash and cash equivalents decreased by $112,000 to $952,000 at September 27, 2008 from $1,064,000 at June 28, 2008. Cash used by operations reduced cash flow by $546,000. Cash used in investing activities totaled $4,086,000 and included $1,990,000 related to the purchase of the Southern Highlands and Ivy Kids schools and an additional $2,096,000 used for capital expenditures. Cash from financing activities was $4,520,000 consisting primarily of net borrowings from the 2008 Credit Agreement to fund acquisitions.

Revolving Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement with Harris Trust (now BMO Capital Markets) in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, on June 6, 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”) with BMO Capital Markets. The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit availability from either participating or new banks. Under terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are provided by leverage based matrix associated with Libor or bank base rate indexed borrowings. The 2008 Credit Agreement has a five year term that ends on June 5, 2013. As of September 27, 2008 and November 5, 2008, outstanding borrowings equaled $16,700,000 and $17,950,000 and outstanding letters of credit equaled $2,437,000 on both dates, respectively.

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

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. At September 27, 2008, letter of credit commitments totaled $2,437,000.

The Company’s most significant contractual obligations are real estate leases for its schools. Additionally, the Company has closed locations for which it continues to have cash obligations under lease agreements with third-party landlords. The Company attempts to mitigate these cash payment obligations by subleasing the locations to third parties. The Company has cash-flow risk for the future real estate leases for closed schools for which it does not have third-party sublease coverage or where third-party sublease coverage on any specific sublease may not equal the total cash obligation under the lease agreement for that property.

Future contractual obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at September 27, 2008 (dollars in thousands):

		Thirty Nine Weeks Ended June 27, 2009	For Fiscal Year
	Total		2010	2011	2012	2013	Thereafter
Long term debt obligations including contractual interest	$20,910	$677	$902	$902	$902	$17,527	$—
Letters of credit	2,437	2,437	—	—	—	—	—
Operating leases	312,319	29,179	37,489	34,799	31,466	27,360	152,026

Total	$335,666	$32,293	$38,391	$35,701	$32,368	$44,887	$152,026

Most of the above real estate leases contain annual rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Net operating lease commitments are the un-escalated net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount is the net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if a sublessee defaults under their sublease with the Company or if the Company is successful in subleasing additional closed schools, extending existing sublease agreements or mitigating the commitment in some other form. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2009 and 2017.

In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “2007 properties”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has assessed its exposure regarding the assignment of the 2007 properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at September 27, 2008 is $765,000.

Capital Expenditures

During the thirteen week period ending September 27, 2008, the Company opened two new preschools and acquired two preschools and one elementary school. During the thirteen-week period ending September 29, 2007, the Company opened three new preschools and acquired four preschools, one of which was closed during the same period. Company funded capital expenditures for new school development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the school. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and in some cases to extend the service life of the school. Capital expenditure funds are provided by cash flow from operations or our Revolving Credit Agreement. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2009, this limitation is $13,000,000.

Capital expenditures were as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 27, 2008	September 29, 2007
New school development	$154	$851
Renovations and equipment purchases	1,784	2,431
Corporate and information systems	158	301

Total capital expenditures	$2,096	$3,583

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the form of interest rates.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the 2008 Credit Agreement. The 2008 Credit Agreement and the Prior Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $11,000 and $1,000 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2008. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1A.	Risk Factors

In addition to risk factors identified in Part I, Item 1A. of the Company’s Fiscal 2008 Annual Report filed on Form 10-K, the following additional risk factor has been identified:

The unsolicited proposal by Knowledge Learning Corporation to acquire the outstanding shares of the Company has created uncertainty that could adversely affect the ability of the Company to execute its strategic plan because, among other things, the Company does not know how potential sellers of schools will react to the unsolicited proposal and that management has been required to devote some of its attention to evaluating the proposal.

On September 23, 2008, the Company announced that it had received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company at a purchase price of $17.00 per share in cash. As the Company’s Board of Directors evaluates the proposal and the continued execution of the Company’s strategic plan, management’s time and resources have been and will continue to be diverted, at least in part, from the Company’s strategic growth goals. In addition, potential sellers of schools may be reluctant to pursue a sale to the Company while there is uncertainty as to whether the Company will accept or reject Knowledge Learning Corporation’s offer. The unsolicited proposal may create uncertainty for our management and employees, which may affect our ability to attract and retain key employees.

Item 6.	Exhibits

10.1	Employment Agreement between the Registrant and Susan W. Race, Ed.D. effective September 15, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 19, 2008 and incorporated by reference)

10.2	Severance Agreement between the Registrant and Susan W. Race, Ed.D, dated as of September 15, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 24, 2008 and incorporated by reference)

10.3	Second Amended and Restated Employment Agreement between Nobel Learning Communities,. Inc. and George Bernstein, effective August 27, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2008 and incorporated by reference)

10.4	First Amendment to Severance Agreement between Nobel Learning Communities, Inc. and Thomas Frank, effective September 19, 2008 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2008 and incorporated by reference)

10.5	First Amendment to Severance Agreement between Nobel Learning Communities, Inc. and Patricia B. Miller, effective September 19, 2008 (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2008 and incorporated by reference)

10.6	First Amendment to Severance Agreement between Nobel Learning Communities, Inc. and Jeanne Marie Welsko, effective September 19, 2008 (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2008 and incorporated by reference)

10.7	First Amendment to Severance Agreement between Nobel Learning Communities, Inc. and G. Lee Bohs, effective September 19, 2008 (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2008 and incorporated by reference)

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated November 5, 2008	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)