Form 10-Q
period 2008-12-27
NOBEL LEARNING COMMUNITIES INC
filed 2009-02-05
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 27, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer and large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at February 2, 2009 was 10,462,409.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008. In addition, potential risks and uncertainties include among others, changes in general economic conditions; the implementation and results of the Company’s ongoing strategic initiatives, the Company’s ability to compete with new or existing competitors; dependence on senior management and other key personnel; and risks and uncertainties arising in connection with Knowledge Learning Corporation’s unsolicited proposal to acquire the Company. In addition, the Company’s results may be affected by general factors, such as political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 27, 2008	June 28, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$304	$1,064
Customer accounts receivable, less allowance for doubtful accounts of $286 at December 27, 2008 and $227 at June 28, 2008	1,061	922
Note Receivable, current portion	500	—
Deferred tax asset	371	221
Prepaid rent	3,222	3,086
Prepaid expenses and other current assets	2,487	3,467

Total Current Assets	7,945	8,760

Property and equipment, at cost	77,878	76,253
Accumulated depreciation and amortization	(48,723)	(48,155)

Property and equipment, net	29,155	28,098

Goodwill	66,683	65,223
Intangible assets, net	6,837	7,080
Note Receivable	668	1,138
Deposits and other assets	2,942	2,849

Total Assets	$114,230	$113,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$15,994	$18,606
Income taxes payable	524	1,271
Current portion of lease obligations for discontinued operations	176	265
Deferred revenue	13,701	15,003

Total Current Liabilities	30,395	35,145

Long-term debt	15,325	12,500
Long-term portion of lease obligations for discontinued operations	728	800
Deferred tax liability	676	174
Other long term liabilities	1,770	1,615

Total Liabilities	48,894	50,234

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,462,409 and 10,394,177 shares issued and outstanding at December 27, 2008 and June 28, 2008, respectively	10	10
Additional paid-in capital	58,586	57,729
Retained earnings	6,926	5,165
Accumulated other comprehensive income (loss)	(187)	9

Total Stockholders’ Equity	65,336	62,914

Total Liabilities and Stockholders’ Equity	$114,230	$113,148

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenues	$56,354	$51,207	$107,730	$95,839

Personnel costs	27,220	24,778	52,429	46,635
School operating costs	6,921	6,435	14,887	13,195
Rent and other	13,708	12,129	27,268	24,030

Cost of services	47,849	43,342	94,584	83,860

Gross profit	8,505	7,865	13,146	11,979
General and administrative expenses	4,709	4,463	9,651	8,923

Operating income	3,796	3,402	3,495	3,056
Interest expense	268	105	535	152
Other income	(19)	(298)	(48)	(315)

Income from continuing operations before income taxes	3,547	3,595	3,008	3,219
Income tax expense	1,366	1,402	1,158	1,255

Income from continuing operations	2,181	2,193	1,850	1,964
Loss from discontinued operations, net of income tax effect	(62)	(67)	(89)	(128)

Net income	$2,119	$2,126	$1,761	$1,836

Basic income per share:
Income from continuing operations	$0.21	$0.21	$0.18	$0.19
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net income per share	$0.20	$0.20	$0.17	$0.18

Diluted income per share:
Income from continuing operations	$0.20	$0.21	$0.17	$0.19
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net income per share	$0.20	$0.20	$0.16	$0.17

Weighted average of basic common shares outstanding:
Basic	10,454	10,379	10,436	10,373
Diluted	10,713	10,551	10,705	10,546

Net income per share totals may not sum due to rounding.

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended December 27, 2008

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
June 28, 2008	1,063,830	$1	10,394,177	$10	$57,729	$5,165	$9	$62,914
Net income	—	—	—	—	—	1,761	—	1,761
Change in fair value of swap contracts, net of tax	—	—	—	—	—	—	(196)	(196)
Stock option compensation	—	—	—	—	549	—	—	549
Stock award shares issued and related tax benefit	—	—	41,632	—	91	—	—	91
Stock options exercised and related tax benefit	—	—	26,600	—	217	—	—	217

December 27, 2008	1,063,830	$1	10,462,409	$10	$58,586	$6,926	$(187)	$65,336

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007
Cash flows provided from operating activities:
Net income	$1,761	$1,836

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,454	3,430
Reserve for lease costs for discontinued operations	119	83
Deferred taxes	351	(276)
Provision for losses on accounts receivable	220	158
Stock based compensation	549	354
Other	(105)	55
Changes in assets and liabilities, net of business combinations:
Customer accounts receivable	(357)	(260)
Prepaid expenses and other current assets	962	(85)
Other assets and liabilities	56	(791)
Tax benefit from exercise of stock options	(130)	(107)
Deferred revenue	(1,790)	52
Accounts payable and current liabilities	(4,165)	8

Total adjustments	164	2,621

Net cash provided from operating activities	1,925	4,457

Cash flows used in investing activities:
Purchases of fixed assets, net of acquired amounts	(3,781)	(5,365)
School acquisitions	(2,049)	(4,447)

Net cash used in investing activities	(5,830)	(9,812)

Cash flows from financing activities:
Borrowings of long term debt	45,975	21,350
Repayment of long term debt	(43,150)	(19,000)
Proceeds from exercise of stock options	190	202
Tax benefits from exercise of stock options and issuance of stock awards	130	107

Net cash provided by financing activities	3,145	2,659

Net decrease in cash and cash equivalents	(760)	(2,696)
Cash and cash equivalents at beginning of period	1,064	3,814

Cash and cash equivalents at end of period	$304	$1,118

Supplemental disclosure of cash flow information:
Interest	$406	$61
Income taxes	$1,262	$2,738

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Twenty-Six Weeks Ended December 27, 2008

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 27, 2008 and results of operations for the thirteen and twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2009 and Fiscal 2008 are to the 52 weeks ended June 27, 2009 and June 28, 2008, respectively. The second quarter of Fiscal 2009 and Fiscal 2008, are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended December 29, 2007 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

At the beginning of Fiscal 2008, discontinued operations consisted of eight schools that the Company did not operate during Fiscal 2008. In addition to the eight schools not operated by the Company during Fiscal 2008, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. The added school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during the same period; subsequently, the Company terminated its lease with the landlord of this property and was fully released from all future obligations. For Fiscal 2009, discontinued operations consisted of eight schools that the Company did not operate.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP. The adoption of this standard had no impact on the Company.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Basic income per share:	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income	$2,119	$2,126	$1,761	$1,836
Weighted average common shares outstanding	10,454	10,379	10,436	10,373

Basic income per share	$0.20	$0.20	$0.17	$0.18

Diluted income per share:
Net income	$2,119	$2,126	$1,761	$1,836

Weighted average common shares outstanding	10,454	10,379	10,436	10,373
Stock options	259	172	269	173

Average common stock and dilutive securities outstanding	10,713	10,551	10,705	10,546

Diluted income per share	$0.20	$0.20	$0.16	$0.17

For the periods ended December 27, 2008, 420,000 stock options were issued, outstanding and deemed to be anti-dilutive for the thirteen weeks ended December 27, 2008 and 300,000 stock options were issued, outstanding and deemed to be anti-dilutive for the twenty-six weeks ended December 27, 2008; these stock options are not included in the above diluted earnings per share calculations.

Note 3. Acquisitions

During the past six quarters, the Company completed seven acquisitions. Each acquisition is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets. The acquisitions are summarized as follows:

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of Southern Highlands Preparatory Schools (“Southern Highlands”). The acquisition expands the Company’s existing market coverage in the Las Vegas, Nevada market in which the Company currently operates. Southern Highlands provides programs for preschool students through grade 8.

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of the Ivy Kids Learning Center School (“Ivy Kids”). The acquisition expands the Company’s existing market coverage in the Houston, Texas market adding one preschool to a market in which the Company currently operates.

•

During the fourth quarter of Fiscal 2008, the Company completed the acquisition of the assets of two Camelback Desert Schools, which offer elementary school programs. The Camelback Desert Schools are located in the Phoenix, Arizona market, which is a new geographic market for the Company.

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

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs are presented below (dollars in thousands):

				Acquired Intangible Assets at Fair Value
Acquired Entity	Purchase Price, including transaction costs	Net Working Capital Assets/ (Liabilities) included in purchase price	Goodwill	Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)	Other Long- Term Assets at Fair Value
Fiscal 2009 Acquisitions through December 27, 2008:
Southern Highlands	$1,255	$(392)	$995	$94	20	$255	7	$303
Ivy Kids	729	19	400	—	n/a	120	4	190
Purchase accounting adjustments to prior year acquisitions:	65	—	65	—		—		—

Fiscal 2009 acquisitions through December 27, 2008	$2,049	$(373)	$1,460	$94		$375		$493

Fiscal 2008 Acquisitions:
Camelback Desert Schools	$194	$(294)	$127	$43	20	$115	4	$203
Enchanted Care	14,303	(1,097)	12,074	608	20	1,936	7	782
Ivy Glen	2,132	3	1,583	—	n/a	423	6	123
Teddy Bear Treehouse	2,279	4	1,925	—	n/a	281	3	69
Learning Ladder	2,153	(183)	1,972	—	n/a	252	4	$112

Total-Fiscal 2008 acquisitions	$21,061	$(1,567)	$17,681	$651		$3,007		$1,289

Each of the above acquisitions includes tax deductible goodwill recorded at the same basis as their respective book values. To date, we have not identified material unrecorded pre-acquisition contingencies where the related asset or liability is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to goodwill. Due to the seasonality and variations of accounting methodologies from each of the non-public acquired companies, management does not believe it would be meaningful to present pro-forma information regarding these acquisitions on a quarterly basis; rather this information has been and will be presented in the Company’s annual Form 10K where it will reflect pro-forma information over a full business cycle.

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the acquisition of the Southern Highlands and Ivy Kids schools. At December 27, 2008 and June 28, 2008, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	December 27, 2008			June 28, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$66,683	$—	$66,683	$65,223	$—	$65,223

Amortized intangible assets:
Franchise agreement	130	580	158	422	580	124	456
Trade Names	240	2,855	283	2,572	2,761	205	2,556
Student Rosters	69	5,488	1,645	3,843	5,112	1,044	4,068

Total Intangible Assets		$8,923	$2,086	$6,837	$8,453	$1,373	$7,080

Amortization expense related to intangible assets was $359,000 and $199,000 for the thirteen weeks ended December 27, 2008 and December 29, 2007 and $713,000 and $387,000 for the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively.

Note 5. Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of December 27, 2008 and June 28, 2008, outstanding borrowings equaled $15,325,000 and $12,500,000, respectively and outstanding letters of credit as of December 27, 2008 and June 28, 2008 were $2,265,000 and $2,437,000, respectively.

The Company’s obligations under the 2008 Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The Company’s obligation under its 2008 Credit Agreement as well as under the Prior Credit Agreement, bear interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. The applicable rate as of December 27, 2008 is both (1) an adjusted LIBOR rate plus a debt to defined EBITDA-indexed rate or (2) base rate plus a debt to defined EBITDA-indexed rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest based on an adjusted LIBOR rate plus a debt to defined EBITDA-indexed rate. The range of EBITDA-indexed rates applicable for each of the agreements during the first two quarters of Fiscal 2009 and during the first two quarters of Fiscal 2008 was as follows:

	October 26, 2006 - June 5, 2008	June 6, 2008 - Present Period
LIBOR rate plus debt to defined EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	0.00% - 0.50%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings permitted.

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of December 27, 2008 and June 28, 2008, $737,000 and $813,000 in unamortized financing costs was carried on the Company’s balance sheet, respectively.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. The first payment is scheduled for August 2009. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. As of December 27, 2008, the unaccreted discount related to this note was $82,000. During the thirteen and twenty-six weeks ended December 27, 2008, $13,000 and $26,000 of interest income was recognized as income from discontinued operations, respectively.

Note 7. Derivative Financial Instruments – Cash Flow Hedges

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At December 27, 2008 and June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% and 2.74% and the counterparty agreed to make payments based on the designated LIBOR rate. The market value of the interest rate swap agreements was a long-term net liability balance of $303,000 at December 27, 2008 and a long-term net asset balance of $13,000 at June 28, 2008. The Company utilized the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Unrealized losses of $184,000 and $196,000 are included as a component of Accumulated Other Comprehensive Loss for the thirteen and twenty-six weeks ended December 27, 2008, respectively. These financial instruments are the Company’s only component of Other Comprehensive income relative to the periods presented. Comprehensive income for the thirteen and twenty-six weeks ended December 27, 2008 and December 29, 2007 were as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net Income	$2,119	$2,126	$1,761	$1,836
Other Comprehensive loss	(184)	—	(196)	—

Total comprehensive income	$1,935	$2,126	$1,565	$1,836

Note 8. Advertising

General advertising costs which include yellow pages and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended December 27, 2008 and December 29, 2007 were $972,000 and $990,000, respectively. Advertising and marketing costs during the twenty-six weeks ended December 27, 2008 and December 29, 2007 were $1,996,000 and $1,875,000, respectively. As of December 27, 2008 and June 28, 2008, prepaid advertising expense totaled $506,000 and $575,000 respectively.

Note 9. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $19,000 and $350,000 at December 27, 2008 and June 28, 2008, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 10. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At December 27, 2008 and June 28, 2008, the lease reserve for closed schools was $904,000 and $1,065,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 28, 2008	$1,065
Payments against reserve	(280)
Adjustments to reserve	119

Lease reserve at December 27, 2008	$904

The Company has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “Guaranteed Properties”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at December 27, 2008 is $659,000.

Note 11. Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenues	$—	$2	$—	$44
Cost of services	(7)	(13)	(21)	(48)
Rent and other	(93)	(99)	(124)	(206)

Loss from discontinued operations before income tax benefit	(100)	(110)	(145)	(210)
Income tax benefit	38	43	56	82

Loss from discontinued operations	$(62)	$(67)	$(89)	$(128)

Note 12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	December 27, 2008	June 28, 2008
Accounts payable	$5,543	$6,601
Accrued payroll and related items	5,715	6,648
Accrued property tax	654	1,083
Accrued rent	1,267	1,073
Other accrued expenses	2,815	3,201

	$15,994	$18,606

Note 13. Stock Based Compensation

As of December 27, 2008, approximately 1,190,000 stock options were issued and outstanding and 59,000 shares of restricted stock had been granted. As of December 27, 2008, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 572,000.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (“the Plan”). Under the Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All stock option grants to date under the Plan have been non-qualified stock options which vest over three years (except that stock options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately).

Beginning in Fiscal 2008, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards (“RSA”) that vest the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. The first RSAs included 16,632 shares that were granted to the Company’s non-employee Board of Directors during the second quarter of Fiscal 2008 and vested during the second quarter of Fiscal 2009. An additional 17,368 awards were granted during the second quarter of Fiscal 2009 and are anticipated to vest during the second quarter of Fiscal 2010.

During the first quarter of Fiscal 2009, 25,000 restricted shares were issued from the plan as the criteria for a previously granted market based award had been met.

Through December 27, 2008, approximately 902,000 non-qualified stock options, 34,000 restricted stock awards, and 25,000 market based awards had been issued under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through December 27, 2008, approximately 33,000 non-qualified stock options have been issued under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,044 were cancelled. At December 27, 2008, 255,000 non-qualified stock options remain issued under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	26.3%	21.7%
Risk-free interest rate	3.6%	4.2%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	5.1%	7.3%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in the statement of operations for the thirteen weeks ended December 27, 2008 and December 29, 2007 was approximately $301,000 and $184,000, respectively. Stock-based compensation expense included in the statement of operations for the twenty-six weeks ended December 27, 2008 and December 29, 2007 was approximately $549,000 and $354,000, respectively. As of December 27, 2008 and December 29, 2007, there was approximately $1,608,000 and $1,158,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.5 and 1.4 years, respectively. The Company expects to continue its historical practice of issuing stock options and board grants, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of option activity under the Company’s employee stock option plans as of June 28, 2008 and changes during the twenty-six weeks ended December 27, 2008 is presented below:

		Outstanding		Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price
Balance at June 28, 2008	853,000	978,000	$8.82	687,000	$7.26

Stock options:
Granted at market	(239,000)	239,000	15.26	—	—
Cancelled	—	(1,000)	14.73	—	—
Exercised	—	(27,000)	7.13	—	—

Balance at December 27, 2008, prior to restricted stock awards	614,000	1,189,000	$10.13	790,000	$7.98

Vested RSAs and market performance awards	(42,000)	n.a.	n.a.	n.a.	n.a.

Balance at December 27, 2008, net of restricted stock awards	572,000	1,189,000	$10.13	790,000	$7.98

The aggregate intrinsic value for options outstanding and options exercisable at December 27, 2008 was approximately $3,860,000 and $3,721,000, respectively. The aggregate intrinsic value for options exercised during the first twenty-six weeks of Fiscal 2009 was $186,000. The weighted average remaining contractual terms for options outstanding and options exercisable at December 27, 2008 were approximately 3.7 years and 3.2 years, respectively. The total fair value of options vested during the first twenty-six weeks of Fiscal 2009 was $490,000. The weighted average fair value of stock options granted during the first twenty-six weeks of Fiscal 2009 was $4.88. The total number of options not yet vested as of December 27, 2008 was 400,140 shares with a weighted average exercise price of $14.37.

Note 14. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $94,000 and $205,000 for the thirteen and twenty-six week periods ended December 27, 2008 and $84,000 and $183,000 for the thirteen and twenty-six week periods ended December 29, 2007.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At December 27, 2008 and June 28, 2008, the Company has included $774,000 and $915,000 in “Other long term liabilities” to reflect its liability under the plan. The following table summarizes activity recorded to the deferred compensation plan liability (dollars in thousands):

Deferred compensation plan liability at June 28, 2008	$915
Compensation expense under the plan	125
Adjustment to prior periods’ compensation expense under the plan	(266)

Deferred compensation plan liability at December 28, 2008	$774

The Company’s contributions to the deferred compensation plan are subject to a five-year vesting period. Prior to the second quarter of Fiscal 2009, the Company had overstated its expense in connection with the deferred compensation plan, primarily as a result of the vesting provisions of the deferred compensation plan. In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a pretax adjustment of $266,000 reducing the deferred compensation plan liability and reducing general and administrative expense for the thirteen and twenty-six weeks ended December 27, 2008. This adjustment to the Company’s financial statements is immaterial both as it relates to the current period as well as each of the periods from the inception of the deferred compensation plan. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99.

The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $963,000 and $902,000 in “Deposits and other assets” as of December 27, 2008 and June 28, 2008 respectively, which represents the cash surrender value of these policies. During the thirteen and twenty-six weeks ended December 27, 2008, the Company recognized $229,000 and $292,000 of general and administrative expense from the decrease in the cash surrender values of the life insurance contracts.

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

Note 16. Shareholder Rights Plan

During the first quarter of Fiscal 2009, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board adopted a limited duration Plan that expires in four years, on July 19, 2012, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of all of the Company’s shareholders and other constituencies are protected.

Terms of the Plan provide for a dividend distribution of one right (each, a “Right” and collectively, the “Rights”) for each share of common stock of the Company to holders of record at the close of business on July 31, 2008. The Rights will become exercisable only in the event, with certain exceptions, an acquiring party acquires 20% or more of the Company’s common stock then outstanding or, as of July 19, 2008, any existing holder of more than 20% of the Company’s common stock acquires any additional shares. Each Right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $45.00. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company’s stock or shares in an “acquiring entity” at half of market value. The Company will generally be entitled to redeem the Rights at $0.01 per right at any time until the tenth day following the acquisition of 20% of its common stock, subject to extension by a majority of the Directors. The Rights will expire on July 19, 2012.

Note 17. Unsolicited Expression of Interest

During the first quarter of Fiscal 2009, the Company’s Board of Directors received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company for $17.00 per share in cash. The Company said that it had informed Knowledge Learning Corporation that its Board of Directors will evaluate this proposal carefully and promptly in consultation with financial and legal advisors in order to decide whether pursuing the possible transaction would be in the best interest of all of the Company’s stockholders. Subsequently, during the first quarter of Fiscal 2009, the Company’s Board of Directors authorized a committee consisting solely of independent directors to evaluate the previously-announced expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company. The independent committee is currently evaluating strategic alternatives to enhance stockholder value. The Company further announced that J.P.Morgan Securities Inc. had been engaged as financial advisor in connection with the evaluation process. There can be no assurance that an acquisition of the Company will result from the evaluation process, which is still ongoing.

Note 18. Subsequent Event

During the third quarter of Fiscal 2009, the Company completed the acquisition of the assets of Country Tyme Preschool. The acquisition expands the Company’s existing market coverage in the Southeastern Pennsylvania market. The purchase price for the assets acquired was $1,300,000 plus transaction costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed for the fiscal year ended June 28, 2008 with the SEC.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•	the impact on the Company’s business and management stability related to the proposal by Knowledge Learning Corporation to acquire 100% of the Company;

•	the impact on management time and resources directed towards the Company’s strategic growth plans related to the proposal by Knowledge Learning Corporation;

•

the impact on certain potential sellers of schools to the Company and their possible reluctance to do so with the uncertainty of this potential transaction related to the Knowledge Learning Corporation proposal;

•	changing economic conditions;

•	the Company’s ability to find affordable real estate and renew existing locations on terms acceptable to the Company and the impact this may have on enrollment;

•	the Company’s ability to obtain the capital required to fully implement its business and strategic plan;

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

•

the establishment of government-mandated universal pre-K or similar programs or benefits that do not allow for participation by for-profit operators or allow for participation at unprofitable reimbursement rates;

•	environmental or health-related events that could affect schools in areas impacted by such events; and

•	the Company’s ability to maintain effective controls over financial reporting.

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

During the first quarter of Fiscal 2009, the Company’s Board of Directors received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company for $17.00 per share in cash. The Company said that it had informed Knowledge Learning Corporation that its Board of Directors will evaluate this proposal carefully and promptly in consultation with financial and legal advisors in order to decide whether pursuing the possible transaction would be in the best interest of all of the Company’s stockholders. Subsequently, during the first quarter of Fiscal 2009, the Company’s Board of Directors authorized a committee consisting solely of independent directors to evaluate the previously-announced expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company. The independent committee is currently evaluating strategic alternatives to enhance stockholder value. The Company further announced that J.P.Morgan Securities Inc. had been engaged as financial advisor in connection with the evaluation process. There can be no assurance that an acquisition of the Company will result from the evaluation process, which is still ongoing.

Results of Operations

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure and balance revenue and profit growth in four growth initiative categories; (1) Comparable Schools, (2) Core Schools, (3) New Schools and (4) Acquired Schools or businesses. Management seeks to balance growth in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through different metrics to help management better understand where growth is derived and facilitate the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

(1)	Comparable Schools – an identical set of schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of schools in each period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth, and expense management. Information related to Comparable Schools is included in each relevant section below and summarized in the Gross Profit sections below.

(2)	Core Schools – consists of schools reported as Comparable Schools for each specific period presented. By definition, the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. The number and specific Core Schools may be different in each period presented as the Company continues to add or close schools. We measure Core Schools’ performance as a percent of revenue to develop period over period trends to understand the contribution provided by our efforts to grow the Core School base. The table presented in the gross profit sections below shows this information.

(3)	New Schools – consists of newly developed schools. By definition the population of schools in each period should be different for each period as the Company continues to add schools.

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

(4)	Acquired Schools – purchased schools previously operated by independent third parties.

Acquired Schools are an integral part of the Company’s business development strategy. Management seeks to acquire schools that fill out existing markets or provide platforms for additional growth in new markets within our demographic parameters. For acquired school activity, management seeks to add schools in pursuit of adding to the appropriate growth and profitability balance described above. While the Company has typically acquired schools that are already profitable, in some cases a school is acquired that may be either early in its respective ramp up period and so not yet profitable, or in the case of Camelback Desert Schools, in a well matched demographic but with issues that have made them not profitable but acquired for their potential as we believe our core competencies are appropriate to solve the school’s issues and move them to profitability.

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

At December 27, 2008, the Company operated 178 schools. Since June 28, 2008, the Company has opened two new preschools and acquired one elementary school and two preschools. During the twenty-six weeks ended December 29, 2007, the Company opened four new preschools and acquired six new preschools, one of which was subsequently closed during the same twenty-six week period. School counts for the twenty-six weeks ended December 27, 2008 and December 29, 2007 are as follows:

	Twenty-six weeks ended
	December 27, 2008	December 29, 2007
Number of schools at the beginning of period	173	151
Acquisitions	3	6
Openings	2	4
Closings	—	(1)

Number of schools at the end of the period	178	160

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and twenty-six weeks ended December 27, 2008 and December 29, 2007 (dollars in thousands):

	Thirteen weeks ended December 27, 2008	Percent of Revenues	Thirteen weeks ended December 29, 2007	Percent of Revenues
					Increase
					Dollar	Percent
Revenues	$56,354	100.0%	$51,207	100.0%	$5,147	10.1%

Personnel costs	27,220	48.3	24,778	48.4	2,442	9.9
School operating costs	6,921	12.3	6,435	12.6	486	7.6
Rent and other	13,708	24.3	12,129	23.7	1,579	13.0

Cost of services	47,849	84.9	43,342	84.6	4,507	10.4

Gross profit	8,505	15.1	7,865	15.4	640	8.1
General and administrative expenses	4,709	8.4	4,463	8.7	246	5.5

Operating income	$3,796	6.7%	$3,402	6.6%	$394	11.6%

	Twenty-six weeks ended December 27, 2008	Percent of Revenues	Twenty-six weeks ended December 29, 2007	Percent of Revenues
					Increase
					Dollar	Percent
Revenues	$107,730	100.0%	$95,839	100.0%	$11,891	12.4%

Personnel costs	52,429	48.7	46,635	48.7	5,794	12.4
School operating costs	14,887	13.8	13,195	13.8	1,692	12.8
Rent and other	27,268	25.3	24,030	25.1	3,238	13.5

Cost of services	94,584	87.8	83,860	87.5	10,724	12.8

Gross profit	13,146	12.2	11,979	12.5	1,167	9.7
General and administrative expenses	9,651	9.0	8,923	9.3	728	8.2

Operating income	$3,495	3.2%	$3,056	3.2%	$439	14.4%

The table below shows the number of schools included in each of the four growth initiative categories. Each section category is discussed below for the thirteen and twenty-six week periods ended December 27, 2008 and December 29, 2007, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
School Category	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Comparable	155	155	149	149

Core	155	143	149	142
New	4	6	7	7
Acquired	19	11	22	11

Total	178	160	178	160

Revenue

Revenue for the thirteen weeks ended December 27, 2008 increased $5,147,000, or 10.1%, to $56,354,000 from $51,207,000 for the thirteen weeks ended December 29, 2007. The revenue increase for the thirteen weeks ended December 27, 2008, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirteen weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total Company revenue	$56,354	$51,207	$5,147	10.1%

Comparable Schools	$49,462	$50,009	$(547)	(1.1)%

	2008	Percent of Revenue	2007	Percent of Revenue
Core Schools	$49,462	87.8%	$46,406	90.6%
New Schools	670	1.2%	1,001	2.0%
Acquired Schools	6,185	11.0%	3,767	7.4%
Closed schools and other	37	< 0.1%	33	< 0.1%

	$56,354	100.0%	$51,207	100.0%

Revenue for the twenty-six weeks ended December 27, 2008 increased $11,891,000, or 12.4%, to $107,730,000 from $95,839,000 for the twenty-six weeks ended December 29, 2007. The revenue increase for the twenty-six weeks ended December 27, 2008, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Twenty-six weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total Company revenue	$107,730	$95,839	$11,891	12.4%

Comparable Schools	$92,269	$92,329	$(60)	(0.1)%

	2008	Percent of Revenue	2007	Percent of Revenue
Core Schools	$92,269	85.6%	$86,127	89.9%
New Schools	2,547	2.4%	3,021	3.2%
Acquired Schools	12,833	11.9%	6,563	6.8%
Closed schools and other	81	0.1%	128	0.1%

	$107,730	100.0%	$95,839	100.0%

Revenue trends

Comparable Schools’ net revenue decreased $547,000, or 1.1%, for the thirteen weeks ended December 27, 2008 as compared to the thirteen weeks ended December 29, 2007. Comparable Schools’ net revenue decreased $60,000, or 0.1%, for the twenty-six weeks ended December 27, 2008 as compared to the twenty-six weeks ended December 29, 2007. As a percentage, revenue growth fell below that of tuition rate increases, due in large part to current economic activity affecting employment rates which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates. Comparable revenue decreases were due primarily to average tuition rate increases of between 3.0% and 3.3% offset by a decrease in average enrollments.

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

(dollars in thousands)	Thirteen weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total	$27,220	$24,778	$2,442	9.9%

Comparable Schools	$23,672	$24,139	$(467)	(1.9)%

	Twenty-six weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total	$52,429	$46,635	$5,794	12.4%

Comparable Schools	$44,305	$44,590	$(285)	(0.6)%

Personnel costs for the thirteen weeks ended December 27, 2008 increased $2,442,000, or 9.9%, to $27,220,000 from $24,778,000 for the thirteen weeks ended December 29, 2007. The 9.9% increase was primarily driven by wages and benefits of $3,183,000 from schools opened or acquired subsequent to the first quarter of Fiscal 2008 and an increase in wage rates and benefit costs offset by more efficient utilization of payroll hours and personnel netting to a decrease of $467,000 for comparable schools which correlated with overall decreased revenues for comparable schools. Wage and benefit costs decreased $274,000 for schools closed subsequent to the first quarter of Fiscal 2008.

Personnel costs decreased to 48.3% of revenue for the thirteen weeks ended December 27, 2008 as compared to 48.4% for the thirteen weeks ended December 29, 2007.

Personnel costs for the twenty-six weeks ended December 27, 2008 increased $5,794,000, or 12.4%, to $52,429,000 from $46,635,000 for the twenty-six weeks ended December 29, 2007. The 12.4% increase was primarily driven by wages and benefits of $6,590,000 from schools opened subsequent to Fiscal 2007 and an increase in wage rates and benefit costs offset more efficient utilization of payroll hours and personnel netting to a decrease of $285,000 for comparable schools which correlated with overall decreased revenues for comparable schools. Wage and benefit costs decreased $511,000 for schools closed subsequent to Fiscal 2007.

Personnel costs for the twenty-six weeks ended December 27, 2008 and December 29, 2007 was 48.7% of revenue.

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

(dollars in thousands)	Thirteen weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total	$6,921	$6,435	$486	7.6%

Comparable Schools	$6,067	$6,258	$(191)	(3.1)%

	Twenty-six weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total	$14,887	$13,195	$1,692	12.8%

Comparable Schools	$12,621	$12,652	$(31)	(0.2)%

School operating costs for the thirteen weeks ended December 27, 2008 increased $486,000, or 7.6%, to $6,921,000 from $6,435,000 for the thirteen weeks ended December 29, 2007. The increase was primarily driven by school operating costs of $741,000 from schools opened or acquired subsequent to the first quarter of Fiscal 2008 offset by a decrease in operating costs of

$191,000 for comparable schools which correlated with overall decreased revenues for comparable schools and more efficient operations and school management. Operating costs decreased $52,000 for schools closed subsequent to the first quarter of Fiscal 2008.

School operating costs decreased to 12.3% of revenue for the thirteen weeks ended December 27, 2008 as compared to 12.6% for the thirteen weeks ended December 29, 2007.

School operating costs for the twenty-six weeks ended December 27, 2008 increased $1,692,000, or 12.8%, to $14,887,000 from $13,195,000 for the twenty-six weeks ended December 29, 2007. The increase was primarily driven by school operating costs of $1,865,000 from schools opened or acquired subsequent to the Fiscal 2007 offset by a decrease in operating costs of $31,000 for comparable schools which correlated with overall decreased revenues for comparable schools and more efficient operations and school management. Operating costs decreased $130,000 for schools closed subsequent to the first quarter of Fiscal 2008.

School operating costs was 13.8% of revenue for the twenty-six weeks ended December 27, 2008 and December 29, 2007.

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

(dollars in thousands)	Thirteen weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total	$13,708	$12,129	$1,579	13.0%

Comparable Schools	$11,500	$11,848	$(348)	(2.9)%

	Twenty-six weeks ended		Increase/(decrease)
	December 27, 2008	December 29, 2007	Dollar	Percent
Total	$27,268	$24,030	$3,238	13.5%

Comparable Schools	$22,263	$22,708	$(445)	(2.0)%

Rent and other costs for the thirteen weeks ended December 27, 2008 increased $1,579,000, or 13.0%, to $13,708,000 from $12,129,000 for the thirteen weeks ended December 29, 2007. The increase was primarily driven by rent and other costs of $2,009,000 from schools opened or acquired subsequent to the first quarter of Fiscal 2008 offset by a decrease in rent and other costs of $348,000 for comparable schools, primarily the result of $283,000 of reduced workers’ compensation claims retained by the Company. Rent and other costs decreased $82,000 for schools closed subsequent to the first quarter of Fiscal 2008.

Rent and other costs increased to 24.3% of revenue for the thirteen weeks ended December 27, 2008 as compared to 23.7% for the thirteen weeks ended December 29, 2007.

Rent and other costs for the twenty-six weeks ended December 27, 2008 increased $3,238,000, or 13.5%, to $27,268,000 from $24,030,000 for the twenty-six weeks ended December 29, 2007. The increase was primarily driven by rent and other costs of $3,767,000 from schools opened or acquired subsequent to the Fiscal 2007 offset by a decrease in operating costs of $445,000 for comparable schools, primarily the result of $262,000 of reduced workers’ compensation claims retained by the Company. Operating costs decreased $84,000 for schools closed subsequent to the first quarter of Fiscal 2008.

Rent and other costs increased to 25.3% of revenue for the thirteen weeks ended December 27, 2008 as compared to 25.1% for the thirteen weeks ended December 29, 2007.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended December 27, 2008 increased $640,000, or 8.1%, to $8,505,000 from $7,865,000 for the thirteen weeks ended December 29, 2007. Gross profit was 15.1% of revenue for the thirteen weeks ended December 27, 2008 and 15.4% of revenue for the thirteen weeks ended December 29, 2007.

As a result of the factors described above, gross profit for the twenty-six weeks ended December 27, 2008 increased $1,167,000, or 9.7%, to $13,146,000 from $11,979,000 for the twenty-six weeks ended December 29, 2007. Gross profit was 12.2% of revenue for the twenty-six weeks ended December 27, 2008 and 12.5% of revenue for the twenty-six weeks ended December 29, 2007.

The change in gross profit for the thirteen and twenty-six weeks ended December 27, 2008 as compared to the same periods in the prior year is as follows (dollars in thousands):

	Thirteen weeks ended December 27, 2008	Percent of Revenues	Thirteen weeks ended December 29, 2007	Percent of Revenues	Increase/(decrease)

					Dollars	Percent
Revenues	$56,354	100.0%	$51,207	100.0%	$5,147	10.1%

Personnel costs	27,220	48.3	24,778	48.4	2,442	9.9
School operating costs	6,921	12.3	6,435	12.6	486	7.6
Rent and other	13,708	24.3	12,129	23.7	1,579	13.0

Cost of services	47,849	84.9	43,342	84.6	4,507	10.4

Gross profit	$8,505	15.1%	$7,865	15.4%	$640	8.1%

	Twenty-six weeks ended December 27, 2008	Percent of Revenues	Twenty-six weeks ended December 29, 2007	Percent of Revenues	Increase/(decrease)

					Dollars	Percent
Revenues	$107,730	100.0%	$95,839	100.0%	$11,891	12.4%

Personnel costs	52,429	48.7	46,635	48.7	5,794	12.4
School operating costs	14,887	13.8	13,195	13.8	1,692	12.8
Rent and other	27,268	25.3	24,030	25.1	3,238	13.5

Cost of services	94,584	87.8	83,860	87.5	10,724	12.8

Gross profit	$13,146	12.2%	$11,979	12.5%	$1,167	9.7%

The change in gross profit for Comparable Schools for the thirteen and twenty-six weeks ended December 27, 2008 as compared to the same periods ended December 29, 2007 is as follows (dollars in thousands):

	Thirteen weeks ended December 27, 2008	Percent of Revenues	Thirteen weeks ended December 29, 2007	Percent of Revenues	Increase/(decrease)

					Dollars	Percent
Revenues	$49,462	100.0%	$50,009	100.0%	$(547)	(1.1)%

Personnel costs	23,672	47.9	24,139	48.3	(467)	(1.9)
School operating costs	6,067	12.3	6,258	12.5	(191)	(3.1)
Rent and other	11,500	23.3	11,848	23.7	(348)	(2.9)

Cost of services	41,239	83.4	42,245	84.5	(1,006)	(2.4)

Gross profit	$8,223	16.6%	$7,764	15.5%	$459	5.9%

	Twenty-six weeks ended December 27, 2008	Percent of Revenues	Twenty-six weeks ended December 29, 2007	Percent of Revenues	Increase/(decrease)

					Dollars	Percent
Revenues	$92,269	100.0%	$92,329	100.0%	$(60)	(0.1)%

Personnel costs	44,305	48.0	44,590	48.3	(285)	(0.6)
School operating costs	12,621	13.7	12,652	13.7	(31)	(0.2)
Rent and other	22,263	24.1	22,708	24.6	(445)	(2.0)

Cost of services	79,189	85.8	79,950	86.6	(761)	(1.0)

Gross profit	$13,080	14.2%	$12,379	13.4%	$701	5.7%

The table below shows comparative information as a percent of revenue for Core Schools, New Schools and Acquired Schools (dollars in thousands):

	Thirteen weeks ended December 27, 2008	Percent of Revenue	Thirteen weeks ended December 29, 2007	Percent of Revenue
Core Schools
Number of schools	155	—	143	—
Revenue	$49,462	100.0%	$46,406	100.0%
Personnel Cost	23,672	47.9	22,367	48.2
School Operating Cost	6,067	12.3	5,900	12.7
Rent and Other	11,500	23.3	10,665	23.0

Gross Profit	$8,223	16.6%	$7,474	16.1%

New Schools
Number of schools	4	—	6	—
Revenue	$670	100.0%	$1,001	100.0%
Personnel Costs	404	60.3	578	57.7
School Operating Costs	113	16.9	152	15.2
Rent and Other	458	68.4	482	48.2

Gross Loss	$(305)	(45.5)%	$(211)	(21.1)%

Acquired Schools
Number of schools	19	—	11	—
Revenue	$6,185	100.0%	$3,767	100.0%
Personnel Costs	3,143	50.8	1,833	48.7
School Operating Costs	722	11.7	378	10.0
Rent and Other	1,733	28.0	983	26.1

Gross Profit	$587	9.5%	$573	15.2%

	Twenty-six weeks ended December 27, 2008	Percent of Revenue	Twenty-six weeks ended December 29, 2007	Percent of Revenue

Core Schools
Number of schools	149	—	142	—
Revenue	$92,269	100.0%	$86,127	100.0%
Personnel Cost	44,305	48.0	41,645	48.4
School Operating Cost	12,621	13.7	12,075	14.0
Rent and Other	22,263	24.1	20,919	24.3

Gross Profit	$13,080	14.2%	$11,488	13.3%

New Schools
Number of schools	7	—	7	—
Revenue	$2,547	100.0%	$3,021	100.0%
Personnel Costs	1,431	56.2	1,716	56.8
School Operating Costs	423	16.6	375	12.4
Rent and Other	1,412	55.4	1,251	41.4

Gross Loss	$(719)	(28.2)%	$(321)	(10.6)%

Acquired Schools
Number of schools	22	—	11	—
Revenue	$12,833	100.0%	$6,563	100.0%
Personnel Costs	6,679	52.0	3,274	49.9
School Operating Costs	1,798	14.0	725	11.0
Rent and Other	3,478	27.1	1,860	28.3

Gross Profit	$878	6.8%	$704	10.7%

Gross Profit from Comparable and Core Schools provided gross margin leverage in the period through management’s successful efforts at cost control programs and operational efficiencies in the Fiscal 2009 period as compared to the Fiscal 2008 period.

Gross loss as a percent of revenue from New Schools increased during the thirteen and twenty-six weeks ended December 27, 2008 to (45.5)% and (28.2)% as compared to (21.1)% and (10.6)% the thirteen and twenty-six weeks ended December 29, 2007, respectively. New Schools for the Fiscal 2009 period include four schools as compared to seven schools for the Fiscal 2008 period. One of the new schools included in the Fiscal 2008 period was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market). Another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent costs and which was immediately accretive. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop.

Gross profit from Acquired Schools for the thirteen and twenty-six weeks ended December 27, 2008 was negatively impacted primarily by the results of Camelback Desert Schools (CDS) with gross losses of $196,000 and $507,000, respectively. These losses had a (50) basis point and a (59) basis point impact on gross profit percentages for continuing operations for the thirteen and twenty-six weeks ended December 27, 2008, respectively. These losses had a (441) basis point and a (486) basis point impact on gross profit percentages for acquired schools for the thirteen and twenty-six weeks ended December 27, 2008, respectively. As previously described by the Company, CDS was acquired for the strong demographic characteristics of the Phoenix, Arizona market. The Company believes that under its management these schools may perform more in line with current, well-operated schools’ financial performance as best practices are adopted at these schools and the requisite time passes for local market acceptance. The Company has an early lease termination option to protect itself without continuing liability in the case it is not able to obtain the desired financial performance after a certain period of time.

General and administrative expenses

For the thirteen weeks ended December 27, 2008, general and administrative expenses increased $246,000, or 5.5% to $4,709,000, from $4,463,000 for the thirteen weeks ended December 29, 2007. General and administrative expenses decreased to 8.4% of revenue for the thirteen weeks ended December 27, 2008 from 8.7% for the thirteen weeks ended December 29, 2007.

The overall increase in general and administrative expenses included increases in consulting and professional fees of $170,000 related to the ongoing evaluation of whether a sale of the Company is in the best interest of its shareholders at this time, increased amortization expense from acquisitions of $161,000, increased stock compensation expense of $128,000 and costs of $117,000 for potential new schools that were cancelled based on the economics and the current economy. These increases were offset by a decrease of approximately $149,000 due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2008) and the effects of an adjustment of $266,000 that corrected the Company’s accounting for its deferred compensation plan.

For the twenty-six weeks ended December 27, 2008, general and administrative expenses increased $728,000, or 8.2%, to $9,651,000 from $8,923,000 for the twenty-six weeks ended December 29, 2007. General and administrative expenses decreased to 9.0% of revenue for the twenty-six weeks ended December 27, 2008 from 9.3% for the twenty-six weeks ended December 29, 2007.

The overall increase in general and administrative expenses included consulting and professional fees of $270,000 related to the ongoing evaluation of whether a sale of the Company is in the best interest of its shareholders at this time, increased amortization expense from acquisitions of $326,000, increased stock compensation expense of $228,000, increased audit and consulting fees of approximately $182,000 related to increased work in regard to implementation of Sarbanes Oxley testing and reporting requirements, increased wage and benefit costs of $154,000 due to the addition of management personnel to direct expanded regions that were acquired subsequent to the first quarter of Fiscal 2008, costs of $117,000 for potential new schools that were cancelled based on the economics and the current economy, and increased depreciation expense of $115,000 as a result of investments in information technology and curriculum. These increases were offset by a decrease of approximately $439,000 due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2008) and the effects of an adjustment of $266,000 that corrected the Company’s accounting for its deferred compensation plan.

Operating income

As a result of the factors mentioned above, our operating income increased $394,000 to $3,796,000 for the thirteen weeks ended December 27, 2008 from $3,402,000 for the thirteen weeks ended December 29, 2007. Operating income increased $439,000 to $3,495,000 for the twenty-six weeks ended December 27, 2008 from $3,056,000 for the twenty-six weeks ended December 29, 2007.

Interest expense

Interest expense increased $163,000 to $268,000 for the thirteen weeks ended December 27, 2008 from $105,000 for the thirteen weeks ended December 29, 2007. Interest expense increased $383,000 to $535,000 for the twenty-six weeks ended December 27, 2008 from $152,000 for the twenty-six weeks ended December 29, 2007. The increase was primarily due to an overall increase in debt outstanding for the period due to the funding of acquisitions and other operating and capital expenditures. During the twenty-six weeks ended December 27, 2008, the Company had average borrowings of $15,256,000 from its credit facility whereas average debt outstanding during the twenty-six weeks ended December 29, 2007 was $1,469,000.

Other Income

Other income from operations for the thirteen weeks ended December 27, 2008 decreased $279,000 to $19,000 from $298,000 for the thirteen weeks ended December 29, 2007. Other income from operations for the twenty-six weeks ended December 27, 2008 decreased $267,000 to $48,000 from $315,000 for the twenty-six weeks ended December 29, 2007.

During the second quarter of Fiscal 2008 the Company received a payment of approximately $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations.

Income tax expense from continuing operations

Income tax expense for the thirteen weeks ended December 27, 2008 was $1,366,000 as compared to $1,402,000 for the thirteen week period ended December 29, 2007. Income tax expense for the twenty-six weeks ended December 27, 2008 was $1,158,000 as compared to $1,255,000 for the twenty-six week period ended December 29, 2007. The Company’s effective tax rate was 38.5% for the thirteen and twenty-six weeks ended December 27, 2008 and 39.0% for the thirteen and twenty-six weeks ended December 29, 2007.

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

	Thirteen weeks ended		Twenty-six weeks ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenues	$—	$2	$—	$44
Cost of services	(7)	(13)	(21)	(48)
Rent and other	(93)	(99)	(114)	(206)

Loss from discontinued operations before income tax benefit	(100)	(110)	(145)	(210)
Income tax benefit	38	43	56	82

Loss from discontinued operations	$(62)	$(67)	$(89)	$(128)

Net income

As a result of the above factors, the Company’s net income was $2,119,000 for the thirteen weeks ended December 27, 2008 as compared to $2,126,000 for the thirteen weeks ended December 29, 2007. For the twenty-six weeks ended December 27, 2008, the Company’s net income was $1,761,000 as compared to net income of $1,836,000 for the twenty-six weeks ended December 29, 2007.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity despite the current disruptions in the capital and credit markets and a recent worsening of the national and world-wide financial crisis. The Company has continued to closely monitor these developments in terms of their impact upon the financial institutions associated with its credit facility and the economic viability of its consumer base. Generally, the Company does not extend credit to consumers on a long-term basis as services are paid in advance and customer receivables are collected on a weekly or monthly basis. The Company does currently have a long-term note receivable from a municipality that it continues to monitor in regard to collectability, there have been no indications to date that this note will not be fully realized. The Company does have a number of sub-lessors and has made guarantees to landlords for a number of properties where their original lease obligations have been assigned to a third party. The Company continues to monitor the payment patterns and condition of these third-party obligors and believe they continue to honor their contractual commitments (see “Long-Term Obligations and Commitments” below).

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under the 2008 Credit Agreement (described below). Principal uses of liquidity are debt service, acquisitions, capital expenditures related to the renovation and maintenance of existing schools, new school development, furniture, fixtures, technology and curriculum.

Total cash and cash equivalents decreased $760,000 to $304,000 at December 27, 2008 from $1,064,000 at June 28, 2008. Cash used by operations increased cash flow by $1,925,000. Cash used in investing activities totaled $5,830,000 and included $2,049,000 primarily related to the purchase of the Southern Highlands and Ivy Kids schools and an additional $3,781,000 used for capital expenditures. Cash from financing activities was $3,145,000 consisting primarily of net borrowings from the 2008 Credit Agreement to fund acquisitions.

Revolving Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement with Harris Trust (now BMO Capital Markets) in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, on June 6, 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”) with BMO Capital Markets. The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit availability from either participating or new banks. Under terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are provided by leverage based matrix associated with Libor or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of December 27, 2008 and February 2, 2009, outstanding borrowings equaled $15,325,000 and $16,425,000 and outstanding letters of credit equaled $2,265,000 on both dates, respectively.

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

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. At December 27, 2008, letter of credit commitments totaled $2,265,000.

Future contractual obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at December 27, 2008 (dollars in thousands):

		Twenty-Six Weeks Ended June 27, 2009	For Fiscal Year
	Total		2010	2011	2012	2013	Thereafter
Long term debt obligations including contractual interest	$17,890	$290	$581	$581	$581	$15,857	$—
Letters of credit	2,265	2,265	—	—	—	—	—
Operating leases	308,274	19,752	38,771	35,814	32,052	27,801	154,084

Total	$328,429	$22,307	$39,352	$36,395	$32,633	$43,658	$154,084

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

Most of the above real estate leases contain annual rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Net operating lease commitments are the un-escalated net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount is the net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if a sublessee defaults under their sublease with the Company or if the Company is successful in subleasing additional closed schools, extending existing sublease agreements or mitigating the commitment in some other form. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire through 2017.

In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “2007 properties”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has assessed its exposure regarding the assignment of the 2007 properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at December 27, 2008 is $659,000.

Capital Expenditures

During the twenty-six week period ended December 27, 2008, the Company opened two new preschools and acquired two preschools and one elementary school. During the twenty-six week period ended December 29, 2007, the Company opened four new preschools and acquired six preschools, one of which was closed during the same period. Company funded capital expenditures for new school development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the school. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and in some cases to extend the service life of the school. Capital expenditure funds are provided by cash flow from operations or our Revolving Credit Agreement. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2009, this limitation is $13,000,000.

Capital expenditures were as follows (dollars in thousands):

	For the Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007
New school development	$689	$980
Renovations and equipment purchases	2,682	3,833
Corporate and information systems	410	552

Total capital expenditures	$3,781	$5,365

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

Market Conditions

In light of recent macro-economic condition changes to areas in which the Company operates and a recent worsening of the national and world-wide financial crisis, the Company has reviewed paragraph 28 of SFAS No. 142, “Goodwill and Other Intangible Assets” in regard to interim testing of goodwill impairments. At this time, the Company does not believe an interim test of its goodwill is appropriate, as despite some revenue loss in particular areas, margins and cash flows have not been significantly impacted. During the first quarter of Fiscal 2009 the Company’s Board of Directors received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company at $17 per share in cash, this bid provides a significant premium to the Company’s current market price, the Company continues to evaluate this offer and has engaged J.P. Morgan Securities, Inc. as a financial advisor in evaluating this offer and evaluating other strategic alternatives to enhance shareholder value. There have been no significant changes to the Company’s financial position since this expression of interest.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the 2008 Credit Agreement. The 2008 Credit Agreement and the Prior Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $26,000 and $1,000 for the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At December 27, 2008 and June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% and 2.74% and the counterparty agreed to make payments based on the designated LIBOR rate. The market value of the interest rate swap agreements was a long-term net liability balance of $303,000 at December 27, 2008 and a long-term net asset balance of $13,000 at June 28, 2008. Unrealized losses of $184,000 and $196,000 are included as a component of Accumulated Other Comprehensive Loss for the thirteen and twenty-six weeks ended December 27, 2008, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 27, 2008. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1A.	Risk Factors

In addition to risk factors identified in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for Fiscal 2008, the following additional risk has been identified:

The unsolicited proposal by Knowledge Learning Corporation to acquire the outstanding shares of the Company has created uncertainty that could adversely affect the ability of the Company to execute its strategic plan since, among other things, the Company does not know how potential sellers of schools will react and that management has been required to devote some of its attention to evaluating the proposal.

On September 23, 2008, the Company announced that it had received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company for $17.00 per share in cash. As the Company’s Board of Directors evaluates the proposal and the continued execution of the Company’s strategic plan, management’s time and resources are diverted, at least in part, from the Company’s strategic growth goals. Potential sellers of schools may be reluctant to pursue a sale to the Company while there is uncertainty as to whether the Company will accept or reject Knowledge Learning Corporation’s offer.

Item 4.	Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 6, 2008. Of the combined total of 10,440,010 votes eligible to be cast at the meeting, holders entitled to cast a combined total of 8,073,278 votes at such meeting were present, in person, or by proxy, for purposes of a quorum. At the meeting, stockholders elected to the Board of Directors Theresa Kreig Crane, Ed.D., Steven B. Fink and David Beale as Class III Directors, each with terms expiring at the 2011 Annual Meeting of Stockholders. Votes cast for and votes withheld in the election were as follows:

Director	Votes For	Votes Abstained
Theresa Kreig Crane, Ed.D.	7,456,423	616,855
Steven B. Fink	7,458,198	615,080
David Beale	7,456,423	616,855

There were no broker non-votes.

Term Expiring at the 2009 Annual Meeting of Shareholders:

Richard J. Pinola

Peter H. Havens

Ralph Smith

David L. Warnock

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term Expiring at the 2010 Annual Meeting of Shareholders:

George H. Bernstein

Michael J. Rosenthal

The stockholders also ratified the appointment of Grant Thornton, LLP as independent auditors for the 2009 fiscal year. Voting for adoption of this resolution were 8,065,123 votes, voting against the resolution were 4,326 votes, abstaining were 3,829 votes and there were not broker non-votes.

Item 6.	Exhibits

10.1	Nobel Learning Communities, Inc. Omnibus Incentive Equity Compensation Plan (Amended and Restated as of January 1, 2008) (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 24, 2008 and incorporated herein by reference).

10.2	Nobel Learning Communities, Inc. 409A Policy Regarding Executive Severance Agreements. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, December 17, 2008 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: February 4, 2009	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)