Form 10-Q
period 2009-03-28
NOBEL LEARNING COMMUNITIES INC
filed 2009-05-01
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2009

or

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

Indicate by check whether the registrant (1) has filed all report(s) required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at April 27, 2009 was 10,492,409.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance, and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties, and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item IA “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008. In addition, potential risks and uncertainties include, among others, unemployment rates impacting our current customers or potential customer base; changes in general economic conditions; the implementation and results of the Company’s ongoing strategic initiatives; the Company’s ability to compete with new or existing competitors; dependence on senior management and other key personnel; the litigation with the Department of Justice relating to alleged violations of the American with Disabilities Act and risks and uncertainties arising in connection with Knowledge Learning Corporation’s unsolicited proposal to acquire the Company, which while unanimously rejected by the Company’s Board of Directors, the Company’s Board of Directors remains open to considering strategic transactions that fully and fairly recognize the Company’s value and are in the best interest of stockholders. In addition, the Company’s results may be affected by general factors, such as political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof, and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 28, 2009	June 28, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$783	$1,064
Customer accounts receivable, less allowance for doubtful accounts of $311 at March 28, 2009 and $227 at June 28, 2008	829	922
Note receivable, current portion	500	—
Deferred tax asset	234	221
Prepaid rent	3,292	3,086
Prepaid expenses and other current assets	3,154	3,467

Total Current Assets	8,792	8,760

Property and equipment, at cost	79,139	76,253
Accumulated depreciation and amortization	(50,297)	(48,155)

Property and equipment, net	28,842	28,098

Goodwill	67,839	65,223
Intangible assets, net	6,691	7,080
Note receivable	681	1,138
Deposits and other assets	2,955	2,849

Total Assets	$115,800	$113,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$14,944	$18,606
Income taxes payable	432	1,271
Current portion of lease obligations for discontinued operations	165	265
Deferred revenue	15,382	15,003

Total Current Liabilities	30,923	35,145

Long-term debt	13,725	12,500
Long-term portion of lease obligations for discontinued operations	691	800
Deferred tax liability	870	174
Other long term liabilities	1,682	1,615

Total Liabilities	47,891	50,234

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,462,409 and 10,394,177 shares issued and outstanding at March 28 2009 and June 28, 2008, respectively	10	10
Additional paid-in capital	58,808	57,729
Retained earnings	9,263	5,165
Accumulated other comprehensive income (loss)	(173)	9

Total Stockholders’ Equity	67,909	62,914

Total Liabilities and Stockholders’ Equity	$115,800	$113,148

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues	$57,402	$53,328	$165,132	$149,167

Personnel costs	27,608	25,408	80,037	72,043
School operating costs	7,165	6,384	22,052	19,579
Rent and other	14,192	12,549	41,460	36,579

Cost of services	48,965	44,341	143,549	128,201

Gross profit	8,437	8,987	21,583	20,966

General and administrative expenses	4,347	4,657	13,998	13,580

Operating income	4,090	4,330	7,585	7,386
Interest expense	225	117	760	270
Other income	(14)	(2)	(62)	(318)

Income from continuing operations before income taxes	3,879	4,215	6,887	7,434
Income tax expense	1,494	1,650	2,652	2,905

Income from continuing operations	2,385	2,565	4,235	4,529
Loss from discontinued operations, net of income tax effect	(48)	(58)	(137)	(186)

Net income	$2,337	$2,507	$4,098	$4,343

Basic income per share:
Income from continuing operations	$0.23	$0.25	$0.41	$0.44
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)

Net income per share	$0.22	$0.24	$0.39	$0.42

Diluted income per share:
Income from continuing operations	$0.22	$0.24	$0.40	$0.43
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)

Net income per share	$0.22	$0.24	$0.38	$0.41

Weighted average of basic common shares outstanding:
Basic	10,462	10,392	10,445	10,379
Diluted	10,697	10,633	10,700	10,629

Net income per share totals may not sum due to rounding.

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

for the Thirty-Nine Weeks Ended March 28, 2009

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
June 28, 2008	1,063,830	$1	10,394,177	$10	$57,729	$5,165	$9	$62,914
Net income	—	—	—	—	—	4,098	—	4,098
Change in fair value of swap contracts, net of tax	—	—	—	—	—	—	(182)	(182)
Stock option compensation	—	—	—	—	771	—	—	771
Stock award shares issued and related tax benefit	—	—	41,632	—	91	—	—	91
Stock options exercised and related tax benefit	—	—	26,600	—	217	—	—	217

March 28, 2009	1,063,830	$1	10,462,409	$10	$58,808	$9,263	$(173)	$67,909

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008
Cash flows provided from operating activities:
Net income	$4,098	$4,343

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	6,743	5,275
Reserve for lease costs for discontinued operations	173	155
Deferred taxes	683	189
Provision for losses on accounts receivable	311	218
Stock based compensation	771	525
Other	(106)	56

Changes in assets and liabilities, net of business combinations:
Customer accounts receivable	(202)	(9)
Prepaid expenses and other current assets	255	(261)
Other assets and liabilities	(150)	(1,259)
Tax benefit from exercise of stock options	(130)	(107)
Deferred revenue	(138)	1,800
Accounts payable and current liabilities	(5,085)	(3,584)

Total adjustments	3,125	2,998

Net cash provided from operating activities	7,223	7,341

Cash flows used in investing activities:
Purchases of fixed assets, net of acquired amounts	(5,669)	(6,600)
School acquisitions	(3,380)	(20,856)
Investment in product rights and trade name	—	(170)

Net cash used in investing activities	(9,049)	(27,626)

Cash flows from financing activities:
Borrowings of long term debt	63,150	60,000
Repayment of long term debt	(61,925)	(42,675)
Proceeds from exercise of stock options	190	202
Tax benefits from exercise of stock options and issuance of stock awards	130	107

Net cash provided by financing activities	1,545	17,634

Net decrease in cash and cash equivalents	(281)	(2,651)
Cash and cash equivalents at beginning of period	1,064	3,814

Cash and cash equivalents at end of period	$783	$1,163

Supplemental disclosure of cash flow information:
Interest	$607	$140
Income taxes	$2,489	$3,787

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirty-Nine Weeks Ended March 28, 2009

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 28, 2009 and results of operations for the thirteen and thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2009 and Fiscal 2008 are to the 52 weeks ended June 27, 2009 and June 28, 2008, respectively. The third quarter of Fiscal 2009 and Fiscal 2008, are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended March 29, 2008 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

At the beginning of Fiscal 2008, discontinued operations consisted of eight schools that the Company did not operate during Fiscal 2008. In addition to the eight schools not operated by the Company during Fiscal 2008, as part of an acquisition during the first quarter of Fiscal 2008, one additional school was added to discontinued operations. The added school was operated by the Company during part of the first quarter of Fiscal 2008 and closed during the same period. Subsequently, the Company terminated its lease with the landlord of this property and was fully released from all future obligations. For Fiscal 2009 to date, discontinued operations consists of eight schools that the Company did not operate.

The Company’s critical accounting policies are described in the Company’s Annual Report on Form 10-K for Fiscal 2008. The Company’s critical accounting policies are unchanged from those described in its Annual Report on Form 10-K for Fiscal 2008.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard in the third quarter of Fiscal 2009, this had no impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 will be applicable to the Company during the first quarter of Fiscal 2010. The Company is evaluating the effect the implementation of SFAS 160 will have on the consolidated financial statements.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Basic income per share:
Net income	$2,337	$2,507	$4,098	$4,343
Weighted average common shares outstanding	10,462	10,392	10,445	10,379

Basic income per share	$0.22	$0.24	$0.39	$0.42

Diluted income per share:
Net income	$2,337	$2,507	$4,098	$4,343

Weighted average common shares outstanding	10,462	10,392	10,445	10,379
Stock options	235	241	255	250

Average common stock and dilutive securities outstanding	10,697	10,633	10,700	10,629

Diluted income per share	$0.22	$0.24	$0.38	$0.41

For the thirteen weeks ended March 28, 2009 and March 29, 2008, 428,000 and 232,000 stock options were issued, outstanding and deemed to be anti-dilutive, respectively. For the thirty-nine weeks ended March 28, 2009 and March 29, 2008, 353,000 and 127,000 stock options were issued, outstanding and deemed to be anti-dilutive, respectively. These stock options are not included in the above diluted earnings per share calculations.

Note 3. Acquisitions

During the past seven quarters, the Company completed eight acquisitions. Each acquisition is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets. The acquisitions are summarized as follows:

•

During the third quarter of Fiscal 2009, the Company completed the acquisition of the assets of Country Tyme Preschool (“Country Tyme”). The acquisition expands the Company’s existing market coverage in the Southeastern Pennsylvania market in which the Company currently operates. Country Tyme provides programs for preschool students through kindergarten.

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of Southern Highlands Preparatory Schools (“Southern Highlands”). The acquisition expands the Company’s existing market coverage in the Las Vegas, Nevada market in which the Company currently operates. Southern Highlands provides programs for preschool students through grade 8.

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of the assets of the Ivy Kids Learning Center School (“Ivy Kids”). This school has been rebranded under the Company’s existing “The Honor Roll” brand. The acquisition expands the Company’s existing market coverage in the Houston, Texas market adding one preschool to a market in which the Company currently operates.

•

During the fourth quarter of Fiscal 2008, the Company completed the acquisition of the assets of two Camelback Desert Schools, which offer preschool and elementary school programs. The Camelback Desert Schools are located in the Phoenix, Arizona market, which is a new geographic market for the Company.

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

•

During the third quarter of Fiscal 2008, the Company acquired the assets of three Ivy Glen preschools and one before-and-after school program building. Each of these schools have been rebranded under the Company’s existing Merryhill brand. These schools expand the Company’s existing market coverage in the Dallas, Texas market.

•

During the second quarter of Fiscal 2008, the Company acquired the assets of two Teddy Bear Tree House preschools. Both schools have been rebranded under the Company’s existing Discovery Isle brand. These schools expand the Company’s existing market coverage in the San Diego, California market.

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

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs are presented below (dollars in thousands):

	Purchase Price, including transaction costs	Net Working Capital Assets/ (Liabilities) included in purchase price	Goodwill	Acquired Intangible Assets at Fair Value				Other Long- Term Assets at Fair Value
Acquired Entity				Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)
Fiscal 2009 Acquisitions through March 28, 2009:
Country Tyme	$1,352	$47	$1,039	$—	n/a	$216	4	$50
Southern Highlands	1,255	(501)	1,104	94	20	255	7	303
Ivy Kids	744	34	400	—	n/a	120	4	190
Purchase accounting adjustments to prior year acquisitions:	29	(44)	73	—		—		—

Fiscal 2009 acquisitions through March 28, 2009	$3,380	$(464)	$2,616	$94		$591		$543

Fiscal 2008 Acquisitions:
Camelback Desert Schools	$194	$(294)	$127	$43	20	$115	4	$203
Enchanted Care	14,303	(1,097)	12,074	608	20	1,936	7	782
Ivy Glen	2,132	3	1,583	—	n/a	423	6	123
Teddy Bear Treehouse	2,279	4	1,925	—	n/a	281	3	69
Learning Ladder	2,153	(183)	1,972	—	n/a	252	4	$112

Total-Fiscal 2008 acquisitions	$21,061	$(1,567)	$17,681	$651		$3,007		$1,289

Each of the above acquisitions includes tax deductible goodwill recorded at the same basis as their respective book values. To date, we have not identified material unrecorded pre-acquisition contingencies where the related asset or liability is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to goodwill. Due to the seasonality and variations of accounting methodologies from each of the non-public acquired companies, management does not believe it would be meaningful to present pro-forma information regarding these acquisitions on a quarterly basis; rather this information has been and will be presented in the Company’s annual Form 10-K where it will reflect pro forma information over its full business cycle.

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the acquisition of the Country Tyme, Southern Highlands and Ivy Kids schools. At March 28, 2009 and June 28, 2008, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	March 28, 2009			June 28, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$67,839	$—	$67,839	$65,223	$—	$65,223

Amortized intangible assets:
Franchise agreement	130	580	175	405	580	124	456
Trade Names	240	2,855	323	2,532	2,761	205	2,556
Student Rosters	68	5,704	1,950	3,754	5,112	1,044	4,068

Total Intangible Assets		$9,139	$2,448	$6,691	$8,453	$1,373	$7,080

Amortization expense related to intangible assets was $362,000 and $211,000 for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, and $1,075,000 and $598,000 for the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively.

Note 5. Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of March 28, 2009 and June 28, 2008, outstanding borrowings equaled $13,725,000 and $12,500,000, respectively, and outstanding letters of credit as of March 28, 2009 and June 28, 2008 were $2,615,000 and $2,437,000, respectively.

The Company’s obligations under the 2008 Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The Company’s obligation under its 2008 Credit Agreement, as well as under the Prior Credit Agreement, bear interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. The applicable rate as of March 28, 2009 is both (1) a selected LIBOR rate plus a debt to defined EBITDA-indexed rate or (2) the defined base rate plus a debt to defined EBITDA-indexed rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest based on selected LIBOR rate plus a debt to defined EBITDA-indexed rate. The range of EBITDA-indexed rates applicable for each of the agreements during the first three quarters of Fiscal 2009 and during the first three quarters of Fiscal 2008 was as follows:

	October 26, 2006 - June 5, 2008	June 6, 2008 - March 28, 2009
LIBOR rate plus debt to defined EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	0.00% - 0.50%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings that are permitted.

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of March 28, 2009 and June 28, 2008, $696,000 and $813,000 in unamortized financing costs were carried on the Company’s balance sheet, respectively.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. The first payment is scheduled for August 2009. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. As of March 28, 2009, the unaccreted discount related to this note was $69,000. During the thirteen and thirty-nine weeks ended March 28, 2009, $13,000 and $39,000 of interest income was recognized as income from discontinued operations, respectively.

Note 7. Derivative Financial Instruments

Cash Flow Hedges:

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At March 28, 2009 and June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and 2.74% through April 28, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate. The market value of the interest rate swap agreements was a long-term net liability balance of $173,000 at March 28, 2009 and a long-term net asset balance of $9,000 at June 28, 2008. The Company utilized the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Unrealized net gains of $14,000 and unrealized net losses of $182,000 are included as a component of Accumulated Other Comprehensive Loss for the thirteen and thirty-nine weeks ended March 28, 2009, respectively. These financial instruments are the Company’s only component of Other Comprehensive income relative to the periods presented. Comprehensive income for the thirteen and thirty-nine weeks ended March 28, 2009 and March 29, 2008 were as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net Income	$2,337	$2,507	$4,098	$4,343
Other Comprehensive net income (loss)	14	—	(182)	—

Total comprehensive income	$2,351	$2,507	$3,916	$4,343

Note 8. Advertising

General advertising costs, which include yellow pages and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended March 28, 2009 and March 29, 2008 were $1,075,000 and $1,297,000, respectively. Advertising and marketing costs during the thirty-nine weeks ended March 28, 2009 and March 29, 2008 were $3,071,000 and $3,172,000, respectively. As of March 28, 2009 and June 28, 2008, prepaid advertising expense totaled $543,000 and $575,000, respectively.

Note 9. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $16,000 and $350,000 at March 28, 2009 and June 28, 2008, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 10. Lease Reserves

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when they are incurred rather than at the date of a commitment to an exit or disposal plan. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At March 28, 2009 and June 28, 2008, the lease reserve for closed schools was $856,000 and $1,065,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 28, 2008	$1,065
Payments against reserve	(382)
Adjustments to reserve	173

Lease reserve at March 28, 2009	$856

The Company has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “Guaranteed Properties”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at March 28, 2009 is $574,000.

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

The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues	$—	$—	$—	$44
Cost of services	(18)	(14)	(39)	(85)
Rent and other	(60)	(81)	(184)	(263)

Loss from discontinued operations before income tax benefit	(78)	(95)	(223)	(304)
Income tax benefit	30	37	86	118

Loss from discontinued operations	$(48)	$(58)	$(137)	$(186)

Note 12. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	March 28, 2009	June 28, 2008
Accounts payable	$5,028	$6,601
Accrued payroll and related items	3,997	6,648
Accrued property tax	989	1,083
Accrued rent	1,374	1,073
Other accrued expenses	3,556	3,201

	$14,944	$18,606

Note 13. Stock Based Compensation

As of March 28, 2009, approximately 1,189,000 stock options were issued and outstanding and 34,000 shares of restricted stock had been granted. As of March 28, 2009, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 581,000.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “Plan”). Under the Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and non-employee Directors (“Directors”). The purpose of the Plan is to attract and retain quality employees and Directors. Substantially all stock option grants to employees to date under the Plan have been non-qualified stock options which vest over three years. Stock options granted to Directors vest at the end of the fiscal year in which the options were granted. Additionally, non-qualified stock options are granted to new Directors upon joining the Board of Directors and vest immediately.

Beginning in Fiscal 2008, stock-based compensation awarded to Directors are awarded in the form of restricted stock awards (“RSA”) that vest the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which Directors are elected. The first RSAs included 17,000 shares that were granted to the Directors during the second quarter of Fiscal 2008 and vested during the second quarter of Fiscal 2009. An additional 17,000 awards were granted during the second quarter of Fiscal 2009 and are anticipated to vest during the second quarter of Fiscal 2010.

Through March 28, 2009, approximately 902,000 non-qualified stock options and 34,000 RSAs had been issued under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through March 28, 2009, approximately 33,000 non-qualified stock options have been issued under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,000 were cancelled. At March 28, 2009, 255,000 non-qualified stock options remain issued under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	26.3%	21.7%
Risk-free interest rate	3.6%	4.2%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	5.1%	7.3%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in the statement of operations for the thirteen weeks ended March 28, 2009 and March 29, 2008 was approximately $222,000 and $171,000, respectively. Stock-based compensation expense included in the statement of operations for the thirty-nine weeks ended March 28, 2009 and March 29, 2008 was approximately $771,000 and $525,000, respectively. As of March 28, 2009 and March 29, 2008, there was approximately $1,367,000 and $922,000, respectively, of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.4 and 1.3 years, respectively. The Company expects to continue its historical practice of issuing stock options and board grants, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of activity under the Company’s employee equity compensation plans as of June 28, 2008 and changes during the thirty-nine weeks ended March 28, 2009, is presented below:

		Outstanding		Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price
Balance at June 28, 2008	853,000	978,000	$8.82	687,000	$7.26

Stock options:
Granted at market	(239,000)	239,000	15.26	—	—
Cancelled	1,000	(1,000)	14.73	—	—
Exercised	—	(27,000)	7.13	—	—

Balance at March 28, 2009 not including RSAs	615,000	1,189,000	$10.13	793,000	$7.99

Granted RSAs	(34,000)	n.a.	n.a.	n.a.	n.a.

Balance at March 28, 2009, net of RSAs	581,000	1,189,000	$10.13	793,000	$7.99

The aggregate intrinsic value for options outstanding and options exercisable at March 28, 2009, was approximately $3,143,000 and $3,060,000, respectively. The aggregate intrinsic value for options exercised during the first thirty-nine weeks of Fiscal 2009 was $186,000. The weighted average remaining contractual terms for options outstanding and options exercisable at March 28, 2009 were approximately 5.7 years and 5.4 years, respectively. The total fair value of options vested during the first thirty-nine weeks of Fiscal 2009 was $503,000. The weighted average fair value of stock options granted during the first thirty-nine weeks of Fiscal 2009 was $4.88. The total number of options not yet vested as of March 28, 2009 was 396,807 shares with a weighted average exercise price of $14.40.

Note 14. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $111,000 and $109,000 for the thirteen and thirty-nine week periods ended March 28, 2009 and $315,000 and $292,000 for the thirteen and thirty-nine week periods ended March 29, 2008.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. At March 28, 2009 and June 28, 2008, the Company has included $733,000 and $915,000 in “Other long term liabilities” to reflect its liability under the plan, respectively. The following table summarizes activity recorded to the deferred compensation plan liability (dollars in thousands):

Deferred compensation plan liability at June 28, 2008	$915

Compensation expense under the plan	84
Adjustment to prior periods’ compensation expense under the plan	(266)

Deferred compensation plan liability at March 28, 2009	$733

The Company’s contributions to the deferred compensation plan are subject to a five-year vesting period. Prior to the second quarter of Fiscal 2009, the Company had overstated its expense in connection with the deferred compensation plan, primarily as a result of the vesting provisions of the deferred compensation plan. In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded an adjustment of $266,000 reducing the deferred compensation plan liability and reducing general and administrative expense for the thirty-nine weeks ended March 28, 2009. This adjustment to the Company’s financial statements is immaterial both as it relates to the current period as well as each of the periods from the inception of the deferred compensation plan. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99.

The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $901,000 and $902,000 in “Deposits and other assets” as of March 28, 2009 and June 28, 2008, respectively, which represents the cash surrender value of these policies. During the thirteen and thirty-nine weeks ended March 28, 2009, the Company recognized $62,000 and $354,000, respectively, of general and administrative expense from the decrease in the cash surrender values of the life insurance contracts.

Note 15. Commitments and Contingencies

The Company is engaged in legal actions arising in the ordinary course of its business. The Company currently believes that the ultimate outcome of all such pending matters will not have a material adverse effect on the Company’s consolidated financial statements. The significance of these pending matters on the Company’s future operating results and cash flows depends on the level of future results of operations and cash flows, as well as on the timing and amounts, if any, of the ultimate outcome.

The United States Department of Justice (Disability Rights Section of the Civil Rights Division) (“DOJ”) filed a lawsuit on April 29, 2009 in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that The Company violated Title III of the Americans with Disabilities Act of 1990 (“ADA”) by excluding children with disabilities from its schools and programs. The complaint seeks an unspecified amount in compensatory damages and civil penalties, as well as declaratory and injunctive relief.

The Company is not able at this time to estimate the range of loss, if any, arising out of this matter since its outcome is uncertain. Although it does not expect that the resolution of the matter will have a material adverse effect on its financial condition, results of operations or cash flows, there can be no assurances in this regard.

The Company carries property, fire and other casualty insurance on its schools and general liability insurance in amounts which management believes are adequate. As is the case with other entities in the education and preschool industry, the Company cannot effectively insure itself against certain risks inherent in its operations. Some forms of child abuse coverage have insurance sublimits per claim in the general liability coverage.

Note 16. Shareholder Rights Plan

During the first quarter of Fiscal 2009, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board adopted a limited duration Plan that is planned to expire in four years, on July 19, 2012, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of all of the Company’s shareholders and other constituencies are protected.

Terms of the Plan provide for a dividend distribution of one right (each a “Right” and, collectively, the “Rights”) for each share of common stock of the Company to holders of record at the close of business on July 31, 2008. The Rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 20% or more of the Company’s common stock then outstanding or, as of July 19, 2008, any existing holder of more than 20% of the Company’s common stock acquires any additional shares. Each Right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $45.00. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company’s stock or shares in an “acquiring entity” at half the market value. The Company will generally be entitled to redeem the Rights at $0.01 per right at any time until the tenth day following the acquisition of 20% of its common stock, subject to extension by a majority of the Directors. The Rights will expire on July 19, 2012.

Note 17. Unsolicited Expression of Interest

During the first quarter of Fiscal 2009, the Company’s Board of Directors received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company for $17.00 per share. The Company had informed Knowledge Learning Corporation that its Board of Directors would evaluate this proposal carefully and promptly in consultation with financial and legal advisors in order to decide whether pursuing the possible transaction would be in the best interest of all of the Company’s stockholders. Subsequently, during the first quarter of Fiscal 2009, the Company’s Board of Directors authorized a committee consisting solely of independent directors to evaluate the previously-announced expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company. The Company also announced that J.P.Morgan Securities Inc. had been engaged as financial advisor in connection with the evaluation process.

During the third quarter of Fiscal 2009, the Company received another letter from Knowledge Learning Corporation proposing to acquire the Company for $13.50 per share which superseded Knowledge Learning Corporation’s initial expression of interest to pursue an acquisition of the Company for $17.00 per share in cash. Subsequently, during the third quarter of Fiscal 2009, the Company announced that its Board of Directors, in consultation with its financial and legal advisors, unanimously rejected Knowledge Learning Corporation’s second proposal. The Company confirmed that its Board of Directors will remain open to considering strategic transactions which fully and fairly recognize the Company’s value and are in the best interest of stockholders.

There is no assurance a sale of the Company will result from this process.

Note 18. Subsequent Events

During the fourth quarter of Fiscal 2009, the Company completed the acquisition of the assets of the Highpointe Children’s Academy (“Highpointe”) located in Arlington, Texas. The acquisition expands the Company’s existing market coverage in the Dallas, Texas market. The purchase price for the assets acquired was $1,063,000 plus transaction costs. Highpointe provides programs for preschool students through fourth grade.

During the fourth quarter of Fiscal 2009, the Company initiated a plan to close a small number of schools and expects to incur charges estimated between $1,000,000 and $2,500,000 depending on the final analysis to be performed during the closing process for the Company’s fourth quarter of Fiscal 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008 filed with the SEC.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include, but are not limited to:

•	the impact of unemployment rates on our current or potential customers;

•	changing economic conditions;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•

the impact on our business and management stability related to the proposal by Knowledge Learning Corporation to acquire 100% of the Company and the continued interest of Knowledge Learning Corporation or potentially others, notwithstanding the rejection by the Company’s Board of Directors, as the Company’s Board of Directors will remain open to considering strategic transactions which fully and fairly recognize the Company’s value and are in the best interest of stockholders;

•

the impact on management time and resources directed towards the Company’s strategic growth plans related to the proposal by Knowledge Learning Corporation or potentially others, notwithstanding the rejection by the Company’s Board of Directors, as the Company’s Board of Directors will remain open to considering strategic transactions which fully and fairly recognize the Company’s value and are in the best interest of stockholders;

•

the impact on certain potential sellers of schools to the Company and their possible reluctance to do so with the uncertainty of a potential transaction related to the Knowledge Learning Corporation proposal which, while rejected, does not prevent Knowledge Learning Corporation from showing continued interest;

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

•

the impact of the litigation with the U.S. Department of Justice concerning alleged violation of the Americans with Disabilities Act of 1990 on our results of operations or cash flows in future periods

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

During the first quarter of Fiscal 2009, the Company’s Board of Directors received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company for $17.00 per share in cash. The Company informed Knowledge Learning Corporation that its Board of Directors would evaluate this proposal carefully and promptly in consultation with financial and legal advisors in order to decide whether pursuing the possible transaction would be in the best interest of all of the Company’s stockholders. Subsequently, during the first quarter of Fiscal 2009, the Company’s Board of Directors authorized a committee consisting solely of independent directors to evaluate the previously-announced expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company. The Company also announced that J.P.Morgan Securities Inc. had been engaged as financial advisor in connection with the evaluation process.

During the third quarter of Fiscal 2009, the Company received another letter from Knowledge Learning Corporation proposing to acquire the Company for $13.50 per share which superseded Knowledge Learning Corporation’s initial expression of interest to pursue an acquisition of the Company for $17.00 per share in cash. Subsequently, during the third quarter of Fiscal 2009, the Company announced that its Board of Directors, in consultation with its financial and legal advisors, unanimously determined to reject Knowledge Learning Corporation’s proposal to acquire the Company. The Company confirmed that its Board of Directors will remain open to considering strategic transactions which fully and fairly recognize the Company’s value and are in the best interest of stockholders.

There is no assurance a sale of the Company will result from this process.

Results of Operations

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure and balance revenue and profit growth in four growth initiative categories: (i) Comparable Schools, (ii) Core Schools, (iii) New Schools and (iv) Acquired Schools or businesses. Management seeks to balance growth in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through several different metrics to help management better understand where growth is derived and manage the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

i.	Comparable Schools – consists of an identical set of schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of identical schools in each comparable period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth and expense management. Information related to Comparable Schools is included in each relevant section below and summarized in the gross profit section below.

ii.	Core Schools – consists of schools reported as Comparable Schools for each specific period presented. By definition, the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. The number and identity of Core Schools may be different in each period presented as the Company continues to add or close schools. We measure Core Schools’ performance as a percentage of revenue to develop period over period trends to understand the contribution provided by our efforts to grow the Core School base. The table presented in the gross profit section below shows this information.

iii.	New Schools – consists of newly developed schools. By definition the population of schools in each period should be different for each period as the Company continues to add schools.

New Schools are an integral part of the Company’s business development strategy and are defined as newly developed schools as compared to “Acquired Schools” which are discussed below. In planning New School development activity, management typically seeks to balance the pre-opening costs and start-up losses associated with the ramp up of new schools with achieving an appropriate growth and profitability balance for the Company as a whole.

New School revenue is measured by New School revenue as a percentage of total operating revenue for each comparative period. This information is included in the revenue section below. We also measure New School gross profit, gross margin and expense items as a percentage of revenue to develop period over period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve New School period over period performance by minimizing the impact of pre-opening and ramp up costs and the time it takes a new school to ramp up. The tables presented in the gross profit sections below show New School percent of revenue information for each period presented.

iv.	Acquired Schools – consists of purchased schools previously operated by independent third parties.

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

Acquired Schools’ revenue is measured by the Acquired Schools’ revenue as a percentage of total operating revenue for each comparative period. This information is included in the revenue section below. We measure Acquired Schools’ gross profit, gross margin and expense items as a percentage of revenue to develop period over period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve Acquired Schools’ period over period performance by honing our screening and due diligence processes and streamlining our integration activities. The table presented in the gross profit section below shows Acquired Schools’ percentage of revenue information for each period presented.

At March 28, 2009 the Company operated 180 schools. Since June 28, 2008, the Company has opened four new preschools, closed one preschool, and acquired one elementary school and three preschools. During the thirty-nine weeks ended March 29, 2008 the Company opened four new preschools and acquired eighteen new preschools and seven before and after school program buildings. One of the acquired preschools was subsequently closed within the same fiscal quarter. School counts for the thirty-nine weeks ended March 28, 2009 and March 28, 2008 are as follows:

	Thirty-Nine weeks ended
	March 28, 2009	March 29, 2008
Number of schools at the beginning of period	173	151

Acquisitions	4	18
Openings	4	4
Closings	(1)	(1)

Number of schools at the end of the period	180	172

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and thirty-nine weeks ended March 28, 2009 and March 29, 2008 (dollars in thousands):

	Thirteen weeks ended March 28, 2009	Percentage of Revenues	Thirteen weeks ended March 29, 2008	Percentage of Revenues	Increase/(decrease)
					Dollar	Percent
Revenues	$57,402	100.0%	$53,328	100.0%	$4,074	7.6%

Personnel costs	27,608	48.1	25,408	47.6	2,200	8.7
School operating costs	7,165	12.5	6,384	12.0	781	12.2
Rent and other	14,192	24.7	12,549	23.5	1,643	13.1

Cost of services	48,965	85.3	44,341	83.1	4,624	10.4

Gross profit	8,437	14.7	8,987	16.9	(550)	(6.1)
General and administrative expenses	4,347	7.6	4,657	8.7	(310)	(6.7)

Operating income	$4,090	7.1%	$4,330	8.1%	$(240)	(5.5)%

	Thirty-Nine weeks ended March 28, 2009	Percentage of Revenues	Thirty-Nine weeks ended March 29, 2008	Percentage of Revenues	Increase/(decrease)
					Dollar	Percent
Revenues	$165,132	100.0%	$149,167	100.0%	$15,965	10.7%

Personnel costs	80,037	48.5	72,043	48.3	7,994	11.1
School operating costs	22,052	13.4	19,579	13.1	2,473	12.6
Rent and other	41,460	25.1	36,579	24.5	4,881	13.3

Cost of services	143,549	86.9	128,201	85.9	15,348	12.0

Gross profit	21,583	13.1	20,966	14.1	617	2.9
General and administrative expenses	13,998	8.5	13,580	9.1	418	3.1

Operating income	$7,585	4.6%	$7,386	5.0%	$199	2.7%

The table below shows the number of schools included in each of the four growth initiative categories. Each section category is discussed below for the thirteen and thirty-nine week periods ended March 28, 2009 and March 29, 2008, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
School Category	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Comparable	157	157	148	148

Core	157	150	148	142
New	5	5	9	7
Acquired	18	17	23	23

Total	180	172	180	172

Revenue

Revenue for the thirteen weeks ended March 28, 2009 increased $4,074,000, or 7.6%, to $57,402,000 from $53,328,000 for the thirteen weeks ended March 29, 2008. The revenue increase for the thirteen weeks ended March 28, 2009, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirteen weeks ended		Increase/(decrease)
	March 28, 2009	March 29, 2008	Dollar	Percent
Total Company revenue	$57,402	$53,328	$4,074	7.6%

Comparable Schools	$50,643	$51,805	$(1,162)	(2.2)%

	2009	Percent of Revenue	2008	Percent of Revenue
Core Schools	$50,643	88.2%	$50,043	93.8%
New Schools	569	1.0	1,172	2.2
Acquired Schools	6,101	10.6	2,080	3.9
Closed schools and other	89	0.2	33	0.1

	$57,402	100.0%	$53,328	100.0%

Revenue for the thirty-nine weeks ended March 28, 2009 increased $15,965,000, or 10.7%, to $165,132,000 from $149,167,000 for the thirty-nine weeks ended March 29, 2008. The revenue increase for the thirty-nine weeks ended March 28, 2009, as compared to the same period in the prior year, is as follows (dollars in thousands):

	Thirty-Nine weeks ended		Increase/(decrease)
	March 28, 2009	March 29, 2008	Dollar	Percent
Total Company revenue	$165,132	$149,167	$15,965	10.7%

Comparable Schools	$140,505	$141,668	$(1,163)	(0.8)%

	2009	Percentage of Revenue	2008	Percentage of Revenue
Core Schools	$140,505	85.1%	$132,750	89.0%
New Schools	4,161	2.5	4,930	3.3
Acquired Schools	20,014	12.1	11,325	7.6
Closed schools and other	452	0.3	162	0.1

	$165,132	100.0%	$149,167	100.0%

Revenue trends

Comparable Schools’ net revenue decreased $1,162,000, or 2.2%, for the thirteen weeks ended March 28, 2009 as compared to the thirteen weeks ended March 29, 2008. Comparable Schools’ net revenue decreased $1,163,000, or 0.8%, for the thirty-nine weeks ended March 28, 2009 as compared to the thirty-nine weeks ended March 29, 2008. Comparable revenue decreases were due primarily to average tuition rate increases of between 3.0% and 4.0% offset by a decrease in average enrollments. As a percentage, revenue growth fell below that of tuition rate increases, due in large part to current economic activity affecting unemployment rates which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates.

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

	Thirteen weeks ended		Increase/(decrease)
(dollars in thousands)	March 28, 2009	March 29, 2008	Dollar	Percent
Total	$27,608	$25,408	$2,200	8.7%

Comparable Schools	$24,147	$24,663	$(516)	(2.1)%

	Thirty-Nine weeks ended		Increase/(decrease)
	March 28, 2009	March 29, 2008	Dollar	Percent
Total	$80,037	$72,043	$7,994	11.1%

Comparable Schools	$67,128	$67,813	$(685)	(1.0)%

Personnel costs for the thirteen weeks ended March 28, 2009 increased $2,200,000, or 8.7%, to $27,608,000 from $25,408,000 for the thirteen weeks ended March 29, 2008. The 8.7% increase was primarily driven by wages and benefits of $3,072,000 from schools opened or acquired subsequent to the second quarter of Fiscal 2008 and an increase in wage rates and benefit costs offset by more efficient utilization of payroll hours and personnel netting to a decrease of $516,000 for comparable schools which correlated with overall decreased revenues for comparable schools. Wage and benefit costs decreased $356,000 for schools closed subsequent to the second quarter of Fiscal 2008.

Personnel costs for the thirty-nine weeks ended March 28, 2009 increased $7,994,000, or 11.1%, to $80,037,000 from $72,043,000 for the thirty-nine weeks ended March 29, 2008. The 11.1% increase was primarily driven by wages and benefits of $9,586,000 from schools opened subsequent to Fiscal 2007 and an increase in wage rates and benefit costs offset more efficient utilization of payroll hours and personnel netting to a decrease of $685,000 for comparable schools which correlated with overall decreased revenues for comparable schools. Wage and benefit costs decreased $907,000 for schools closed subsequent to Fiscal 2007.

School operating costs

School operating costs primarily include food, utilities, transportation, maintenance, janitorial, supplies, school level marketing spending and ancillary programs. This category is partially variable with increases primarily driven by additional enrollment. In the case of New Schools, school operating costs tend to be higher as a percentage of revenue as a base level of costs are incurred in the early period of a school’s life and are expected to be leveraged as enrollments increase.

	Thirteen weeks ended		Increase/(decrease)
(dollars in thousands)	March 28, 2009	March 29, 2008	Dollar	Percent
Total	$7,165	$6,384	$781	12.2%

Comparable Schools	$6,160	$6,181	$(21)	(0.3)%

	Thirty-Nine weeks ended		Increase/(decrease)
	March 28, 2009	March 29, 2008	Dollar	Percent
Total	$22,052	$19,579	$2,473	12.6%

Comparable Schools	$18,406	$18,460	$(54)	(0.3)%

School operating costs for the thirteen weeks ended March 28, 2009 increased $781,000, or 12.2%, to $7,165,000 from $6,384,000 for the thirteen weeks ended March 29, 2008. The increase was primarily driven by school operating costs of $882,000 from schools opened or acquired subsequent to the second quarter of Fiscal 2008 offset by a decrease in operating costs of $21,000 for comparable schools which correlated with overall decreased revenues for comparable schools and more efficient operations and school management. Operating costs decreased $76,000 for schools closed subsequent to the second quarter of Fiscal 2008.

School operating costs for the thirty-nine weeks ended March 28, 2009 increased $2,473,000, or 12.6%, to $22,052,000 from $19,579,000 for the thirty-nine weeks ended March 29, 2008. The increase was primarily driven by school operating costs of $2,753,000 from schools opened or acquired subsequent to Fiscal 2007 offset by a decrease in operating costs of $54,000 for comparable schools which correlated with overall decreased revenues for comparable schools and more efficient operations and school management. Operating costs decreased $208,000 for schools closed subsequent to the first quarter of Fiscal 2008.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property insurance, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual obligations, changes in marketing initiatives and the addition of new or acquired schools. In the case of New Schools, the Company expects these costs to be leveraged significantly as enrollments ramp up.

	Thirteen weeks ended		Increase/(decrease)
(dollars in thousands)	March 28, 2009	March 29, 2008	Dollar	Percent
Total	$14,192	$12,549	$1,643	13.1%

Comparable Schools	$11,950	$12,207	$(257)	(2.1)%

	Thirty-Nine weeks ended		Increase/(decrease)
	March 28, 2009	March 29, 2008	Dollar	Percent
Total	$41,460	$36,579	$4,881	13.3%

Comparable Schools	$33,475	$34,175	$(700)	(2.0)%

Rent and other costs for the thirteen weeks ended March 28, 2009 increased $1,643,000, or 13.1%, to $14,192,000 from $12,549,000 for the thirteen weeks ended March 29, 2008. The increase was primarily driven by rent and other costs of $1,991,000 from schools opened or acquired subsequent to the second quarter of Fiscal 2008 offset by a decrease in rent and other costs of $257,000 and $89,000 for comparable schools and schools closed subsequent to the second quarter of Fiscal 2008, respectively. The $257,000 decrease in rent and other costs for comparable schools was primarily the result of $322,000 lower marketing costs and $248,000 of reduced workers compensation claims retained by the Company. These reductions were partially offset by increased occupancy costs of $241,000 and increased depreciation costs of $120,000.

Rent and other costs for the thirty-nine weeks ended March 28, 2009 increased $4,881,000, or 13.3%, to $41,460,000 from $36,579,000 for the thirty-nine weeks ended March 29, 2008. The increase was primarily driven by rent and other costs of $5,760,000 from schools opened or acquired subsequent to Fiscal 2007 offset by a decrease in operating costs of $700,000 and $179,000 for comparable schools and schools closed subsequent to the first quarter of Fiscal 2008, respectively. The $700,000 decrease in rent and other costs for comparable schools was primarily the result of $421,000 of lower marketing costs and $698,000 of reduced workers’ compensation claims retained by the Company and reduced vehicle rent expense of $216,000. These reductions were partially offset by increased occupancy costs of $195,000, increased depreciation costs of $408,000 and $32,000 of other increased costs.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended March 28, 2009 decreased $550,000, or 6.1%, to $8,437,000 from $8,987,000 for the thirteen weeks ended March 29, 2008. Gross profit was 14.7% of revenue for the thirteen weeks ended March 28, 2009 and 16.9% of revenue for the thirteen weeks ended March 29, 2008.

As a result of the factors described above, gross profit for the thirty-nine weeks ended March 28, 2009 increased $617,000, or 2.9%, to $21,583,000 from $20,966,000 for the thirty-nine weeks ended March 29, 2008. Gross profit was 13.1% of revenue for the thirty-nine weeks ended March 28, 2009 and 14.1% of revenue for the thirty-nine weeks ended March 29, 2008.

The change in gross profit for the thirteen and thirty-nine weeks ended March 28, 2009 as compared to the same periods in the prior year is as follows (dollars in thousands):

	Thirteen weeks ended March 28, 2009	Percentage of Revenues	Thirteen weeks ended March 29, 2008	Percentage of Revenues	Increase
					Dollar	Percent
Revenues	$57,402	100.0%	$53,328	100.0%	$4,074	7.6%

Personnel costs	27,608	48.1	25,408	47.6	2,200	8.7
School operating costs	7,165	12.5	6,384	12.0	781	12.2
Rent and other	14,192	24.7	12,549	23.5	1,643	13.1

Cost of services	48,965	85.3	44,341	83.1	4,624	10.4

Gross profit	$8,437	14.7%	$8,987	16.9%	$(550)	(6.1)%

	Thirty-Nine weeks ended March 28, 2009	Percentage of Revenues	Thirty-Nine weeks ended March 29, 2008	Percentage of Revenues	Increase
					Dollar	Percent
Revenues	$165,132	100.0%	$149,167	100.0%	$15,965	10.7%

Personnel costs	80,037	48.5	72,043	48.3	7,994	11.1
School operating costs	22,052	13.4	19,579	13.1	2,473	12.6
Rent and other	41,460	25.1	36,579	24.5	4,881	13.3

Cost of services	143,549	86.9	128,201	85.9	15,348	12.0

Gross profit	$21,583	13.1%	$20,966	14.1%	$617	2.9%

The change in gross profit for Comparable Schools for the thirteen and thirty-nine weeks ended March 28, 2009 as compared to the same periods ended March 29, 2008 is as follows (dollars in thousands):

	Thirteen weeks ended March 28, 2009	Percentage of Revenues	Thirteen weeks ended March 29, 2008	Percentage of Revenues	Increase
					Dollar	Percent
Revenues	$50,643	100.0%	$51,805	100.0%	$(1,162)	(2.2)%

Personnel costs	24,147	47.7	24,663	47.6	(516)	(2.1)
School operating costs	6,160	12.2	6,181	11.9	(21)	(0.3)
Rent and other	11,950	23.6	12,207	23.6	(257)	(2.1)

Cost of services	42,257	83.4	43,051	83.1	(794)	(1.8)

Gross profit	$8,386	16.6%	$8,754	16.9%	$(368)	(4.2)%

	Thirty-Nine weeks ended March 28, 2009	Percentage of Revenues	Thirty-Nine weeks ended March 29, 2008	Percentage of Revenues	Increase
					Dollar	Percent
Revenues	$140,505	100.0%	$141,668	100.0%	$(1,163)	(0.8)%

Personnel costs	67,128	47.8	67,813	47.9	(685)	(1.0)
School operating costs	18,406	13.1	18,460	13.0	(54)	(0.3)
Rent and other	33,475	23.8	34,175	24.1	(700)	(2.0)

Cost of services	119,009	84.7	120,448	85.0	(1,439)	(1.2)

Gross profit	$21,496	15.3%	$21,220	15.0%	$276	1.3%

The table below shows comparative information as a percentage of revenue for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirteen weeks ended March 28, 2009	Percentage of Revenue	Thirteen weeks ended March 29, 2008	Percentage of Revenue
Core Schools

Number of schools	157	—	150	—

Revenue	$50,643	100.0%	$50,043	100.0%

Personnel Cost	24,147	47.7	23,724	47.4
School Operating Cost	6,160	12.2	5,995	12.0
Rent and Other	11,950	23.6	11,629	23.2

Gross Profit	$8,386	16.6%	$8,695	17.4%

New Schools

Number of schools	5	—	5	—

Revenue	$569	100.0%	$1,172	100.0%

Personnel Costs	387	68.0	647	55.2
School Operating Costs	124	21.8	166	14.2
Rent and Other	512	90.0	481	41.0

Gross Loss	$(454)	(79.8)%	$(122)	(10.4)%

Acquired Schools

Number of schools	18	—	17	—

Revenue	$6,101	100.0%	$2,080	100.0%

Personnel Costs	3,035	49.7	1,037	49.9
School Operating Costs	827	13.6	218	10.5
Rent and Other	1,661	27.2	439	21.1

Gross Profit	$578	9.5%	$386	18.6%

Closed Schools

Number of schools	2	—	—	—

Revenue	$30	100.0%	$—	—

Personnel Cost	38	126.7	—	—
School Operating Cost	50	166.7	—	—
Rent and Other	69	230.0	—	—

Gross Profit	$(127)	(123.3)%	$—	—

	Thirty-Nine weeks ended March 28, 2009	Percentage of Revenue	Thirty-Nine weeks ended March 29, 2008	Percentage of Revenue
Core Schools

Number of schools	148	—	142	—

Revenue	$140,505	100.0%	$132,750	100.0%

Personnel Cost	67,128	47.8	63,781	48.0
School Operating Cost	18,406	13.1	17,746	13.4
Rent and Other	33,475	23.8	31,640	23.8

Gross Profit	$21,496	15.3%	$19,583	14.8%

New Schools

Number of schools	9	—	7	—

Revenue	$4,161	100.0%	$4,930	100.0%

Personnel Costs	2,345	56.4	2,761	56.0
School Operating Costs	685	16.5	607	12.3
Rent and Other	2,301	55.3	1,856	37.6

Gross Loss	$(1,170)	(28.1)%	$(294)	(6.0)%

Acquired Schools

Number of schools	23	—	23	—

Revenue	$20,014	100.0%	$11,325	100.0%

Personnel Costs	10,259	51.3	5,501	48.6
School Operating Costs	2,770	13.8	1,200	10.6
Rent and Other	5,392	26.9	3,083	27.2

Gross Profit	$1,593	8.0%	$1,541	13.6%

Closed Schools

Number of schools	3	—	—	—

Revenue	$314	100.0%	$—	—

Personnel Costs	304	96.8	—	—
School Operating Costs	178	56.7	—	—
Rent and Other	293	93.3	—	—

Gross Profit	$(461)	(146.8)%	$—	—

Gross loss as a percentage of revenue from New Schools increased during the thirteen and thirty-nine weeks ended March 28, 2009 to (79.8)% and (10.4)% as compared to (28.1)% and (6.0)% from the thirteen and thirty-nine weeks ended

March 29, 2008, respectively. New Schools for the Fiscal 2009 period include nine schools as compared to seven schools for the Fiscal 2008 period. One of the new schools included in the Fiscal 2008 period was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market). Another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent costs and which was immediately accretive. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop.

Gross profit from Acquired Schools for the thirteen and thirty-nine weeks ended March 28, 2009 was negatively impacted primarily by the results of Camelback Desert Schools (CDS) with gross losses of $156,000 and $663,000, respectively. These losses had a (40) basis point and a (54) basis point impact on gross profit percentages for continuing operations for the thirteen and thirty-nine weeks ended March 28, 2009, respectively. These losses had a (358) basis point and a (434) basis point impact on gross profit percentages for acquired schools for the thirteen and thirty-nine weeks ended March 28, 2009, respectively. As previously described by the Company, CDS was acquired for the strong demographic characteristics of the Phoenix, Arizona market. The Company believes that under its management these schools may perform more in line with current, well-operated schools’ financial performance as best practices are adopted at these schools and the requisite time passes for local market acceptance. The Company has an early lease termination option to protect itself without continuing liability in the case that it is not able to obtain the desired financial performance after a certain period of time.

The Company regularly analyzes the profitability of its existing school and real estate portfolio to identify schools that are underperforming and/or do not fit our business model or demographic based geographic cluster strategies. Subsequently, plans are developed to either improve these schools or remove them from the Company’s portfolio. This represents an important activity in reallocating capital to the balance of schools in order to ensure the continued improvement of program offerings and company performance.

During the fourth quarter of Fiscal 2009, the Company initiated a plan to close a small number of schools and expects to incur charges estimated between $1,000,000 and $2,500,000 depending on the final analysis to be performed during the closing process for the Company’s fourth quarter of Fiscal 2009. These schools as a group performed with negative gross margin and significant operating losses for Fiscal 2008 and the thirty-nine week period ending March 28, 2009. This negatively impacted the Company’s overall gross margin, operating income and earnings per share for each of those periods. The Company is taking these steps and charges to improve and accelerate value creation for stockholders. We expect these charges to be incurred during the fourth quarter of Fiscal 2009 to account for the accelerated depreciation of the remaining net book value from lease-hold improvements at these properties and the reserves for future rental costs due under current lease agreements as required by SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

General and administrative expenses

For the thirteen weeks ended March 28, 2009, general and administrative expenses decreased $310,000, or 6.7%, to $4,347,000 from $4,657,000 for the thirteen weeks ended March 29, 2008. General and administrative expenses decreased to 7.6% of revenue for the thirteen weeks ended March 28, 2009 from 8.7% for the thirteen weeks ended March 29, 2008.

The overall decrease in general and administrative expenses included decreases in consulting and professional fees of $230,000 related to the Company’s initial compliance requirements with Section 404 of the Sarbanes-Oxley Act of 2002 and costs to update the Company’s strategic plan, both of which were incurred during the third quarter of the prior fiscal year, a decrease of approximately $132,000 due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2008), reduced general and administrative wage and benefit costs of $136,000 and a reduction of $140,000 for potential new schools that were cancelled based on the economics and the current economy as compared to the third quarter of the prior fiscal year. These decreases were partially offset by consulting and professional fees of $100,000 related to the evaluation of whether a sale of the Company was in the best interest of its shareholders, increased amortization expense from acquisitions of $150,000 and an increase in other general and administrative expenses of $78,000.

For the thirty-nine weeks ended March 29, 2009, general and administrative expenses increased $418,000, or 3.1%, to $13,998,000 from $13,580,000 for the thirty-nine weeks ended March 29, 2008. General and administrative expenses decreased to 8.5% of revenue for the thirty-nine weeks ended March 28, 2009 from 9.1% for the thirty-nine weeks ended March 29, 2008.

The overall increase in general and administrative expenses included consulting and professional fees of $382,000 related to the evaluation of whether a sale of the Company was in the best interest of its shareholders, increased amortization expense from acquisitions of $476,000, increased stock compensation expense of $246,000 and increased depreciation expense of $164,000 as a result of investments in information technology and curriculum. These increases were offset by a decrease of approximately $570,000 due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors during the fourth quarter of Fiscal 2008) and the effects of an adjustment of $266,000 that corrected the Company’s accounting for its deferred compensation plan and a decrease in other general and administrative expenses of $14,000.

Operating income

As a result of the factors mentioned above, our operating income decreased $240,000 to $4,090,000 for the thirteen weeks ended March 28, 2009 from $4,330,000 for the thirteen weeks ended March 29, 2008. Operating income increased $199,000 to $7,585,000 for the thirty-nine weeks ended March 29, 2008 from $7,386,000 for the thirty-nine weeks ended March 29, 2008.

Interest expense

Interest expense increased $108,000 to $225,000 for the thirteen weeks ended March 28, 2009 from $117,000 for the thirteen weeks ended March 29, 2008. Interest expense increased $490,000 to $760,000 for the thirty-nine weeks ended March 28, 2009 from $270,000 for the thirty-nine weeks ended March 29, 2008. The increase was primarily due to an overall increase in debt outstanding for the period due to the funding of acquisitions and other operating and capital expenditures. During the thirty-nine weeks ended March 28, 2009, the Company had average borrowings of $15,227,000 from its credit facility whereas average debt outstanding during the thirty-nine weeks ended March 29, 2008 was $1,019,000.

Other Income

Other income for the thirteen weeks ended March 28, 2009 increased $12,000 to $14,000 from $2,000 for the thirteen weeks ended March 29, 2008. Other income for the thirty-nine weeks ended March 29, 2008 decreased $256,000 to $62,000 from $318,000 for the thirty-nine weeks ended March 29, 2008.

During the second quarter of Fiscal 2008 the Company received a payment of approximately $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations.

Income tax expense from continuing operations

Income tax expense for the thirteen weeks ended March 29, 2008 was $1,494,000 as compared to $1,650,000 for the thirteen week period ended March 29, 2008. Income tax expense for the thirty-nine weeks ended March 28, 2009 was $2,652,000 as compared to $2,905,000 for the thirty-nine week period ended March 29, 2008. The Company’s effective tax rate was 38.5% for the thirteen and thirty-nine weeks ended March 28, 2009 and 39.0% for the thirteen and thirty-nine weeks ended March 29, 2008.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues	$—	$—	$—	$44
Cost of services	(18)	(14)	(39)	(85)
Rent and other	(60)	(81)	(184)	(263)

Loss from discontinued operations before income tax benefit	(78)	(95)	(223)	(304)
Income tax benefit	30	37	86	118

Loss from discontinued operations	$(48)	$(58)	$(137)	$(186)

Net income

As a result of the above factors, the Company’s net income was $2,337,000 for the thirteen weeks ended March 29, 2009 as compared to $2,507,000 for the thirteen weeks ended March 29, 2008. For the thirty-nine weeks ended March 28, 2009, the Company’s net income was $4,098,000 as compared to net income of $4,343,000 for the thirty-nine weeks ended March 29, 2008.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity despite the current disruptions in the capital and credit markets and a recent worsening of the national and world-wide financial crisis. The Company has continued to closely monitor these developments in terms of their impact upon the financial institutions associated with its credit facility and the economic viability of its consumer base. Generally, the Company does not extend credit to consumers on a long-term basis as services are paid in advance and customer receivables are collected on a weekly or monthly basis. The Company does currently have a long-term note receivable from a municipality that it continues to monitor in regard to collectability, there have been no indications to date that this note will not be fully realized. The Company does have a number of sub-lessees and has made guarantees to landlords for a number of properties where its original lease obligations have been assigned to a third party. The Company continues to monitor the payment patterns and condition of these third-party obligors and as of this report date believes they will continue to honor their contractual commitments (see “Long-Term Obligations and Commitments” below).

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under the 2008 Credit Agreement. Principal uses of liquidity are debt service, acquisitions, capital expenditures related to the renovation and maintenance of existing schools, new school development, furniture, fixtures, technology and curriculum.

Total cash and cash equivalents decreased $281,000 to $783,000 at March 28, 2009 from $1,064,000 at June 28, 2008. Cash provided from operations increased cash flow by $7,223,000. Cash used in investing activities totaled $9,049,000 and included $3,380,000 primarily related to the purchase of the Country Tyme, Southern Highlands and Ivy Kids schools and an additional $5,669,000 used for capital expenditures. Cash from financing activities was $1,545,000 consisting primarily of net borrowings from the 2008 Credit Agreement to fund acquisitions.

Revolving Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement with Harris Trust (now BMO Capital Markets) in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (“Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, on June 6, 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”) with BMO Capital Markets. The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit availability from either participating or new banks. Under terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are provided by leverage based matrix associated with Libor or bank base rate indexed borrowings. The 2008 Credit Agreement has a five year term that ends on June 5, 2013. As of March 28, 2009 and April 23, 2009, outstanding borrowings equaled $13,725,000 and $13,175,000 and outstanding letters of credit equaled $2,615,000 on both dates, respectively.

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, the annual amounts of acquisitions, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charges and must not exceed leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings that are permitted.

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. At March 28, 2009, letter of credit commitments totaled $2,615,000.

Future contractual obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at March 28, 2009 (dollars in thousands):

	Total	Thirteen Weeks Ended March 28, 2009	For Fiscal Year
			2010	2011	2012	2013	Thereafter
Long term debt obligations including contractual interest	$15,641	$100	$463	$463	$463	$14,150	$—
Letters of credit	2,615	2,615	—	—	—	—	—
Operating leases	309,341	10,167	39,942	36,990	33,198	28,931	160,113

Total	$327,597	$12,882	$40,405	$37,453	$33,661	$43,081	$160,113

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

Most of the above real estate leases contain periodic rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Net operating lease commitments are the un-escalated net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount is the net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if a sublessee defaults under their sublease with the Company or if the Company is successful in subleasing additional closed schools, extending existing sublease agreements or mitigating the commitment in some other form. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire through 2017.

In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party on or before Fiscal 2000 and four properties during Fiscal 2007 (the “2007 properties”). In accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has assessed its exposure regarding the assignment of the 2007 properties and has determined that the fair value of this exposure is diminimus and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at March 28, 2009 is $574,000.

Capital Expenditures

During the thirty-nine week period ended March 28, 2009, the Company opened four new preschools and acquired three preschools and one elementary school. During the thirty-nine week period ended March 29, 2008, the Company opened four new preschools and acquired eighteen preschools, one of which was closed during the same period. Company funded capital expenditures for new school development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the school. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and in some cases to extend the service life of the school. Capital expenditure funds are provided by cash flow from operations or the 2008 Credit Agreement. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2009, this limitation is $13,000,000.

Capital expenditures were as follows (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	March 28, 2009	March 29, 2008
New school development	$1,822	$1,011
Renovations and equipment purchases	3,186	4,727
Corporate and information systems	661	862

Total capital expenditures	$5,669	$6,600

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

The Company’s critical accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2008. To date, there have been no changes to these accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the form of interest rates.

Market Conditions

In light of recent macro-economic condition changes to areas in which the Company operates and a recent worsening of the national and world-wide financial crisis, the Company has reviewed paragraph 28 of SFAS No. 142, “Goodwill and Other Intangible Assets” in regard to interim testing of goodwill impairments. The Company has experienced some recent revenue loss in particular areas as well as some negative impacts towards margins and cash flows trends. Conversely, during the first quarter of Fiscal 2009 the Company’s Board of Directors received an unsolicited expression of interest from Knowledge Learning Corporation to pursue an acquisition of the Company at $17.00 per share in cash which during the third quarter of Fiscal 2009 was reduced to $13.50 per share in cash. During the third quarter of Fiscal 2009, the Company announced that its Board of Directors, in consultation with its financial and legal advisors, unanimously determined to reject Knowledge Learning Corporation’s second proposal. Both the initial expression of interest at $17.00 per share as well as the subsequent offer of $13.50 per share represents a market value well in excess of the Company’s net book value. At this time, the Company does not believe an interim test of its goodwill is appropriate. In accordance with the Company’s goodwill accounting policy, the Company will perform its annual FAS 142 goodwill impairment testing during the fourth quarter of Fiscal 2009.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the 2008 Credit Agreement. The 2008 Credit Agreement and the Prior Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $39,000 and $13,000 for the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At March 28, 2009 and June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% and 2.74% and the counterparty agreed to make payments based on the designated LIBOR rate. The market value of the interest rate swap agreements was a long-term net liability balance of $173,000 at March 28, 2009 and a long-term net asset balance of $9,000 at June 28, 2008. Unrealized gains of $14,000 and unrealized losses of $182,000 are included as a component of Accumulated Other Comprehensive Loss for the thirteen and thirty-nine weeks ended March 28, 2009, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 28, 2009. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1.	Proceedings

The United States Department of Justice (Disability Rights Section of the Civil Rights Division) (“DOJ”) filed a lawsuit on April 29, 2009 in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that the Company violated Title III of the Americans with Disabilities Act of 1990 (“ADA”) by excluding children with disabilities from its schools and programs. The complaint seeks an unspecified amount in compensatory damages and civil penalties, as well as declaratory and injunctive relief.

The Company is committed to complying with and believes it has complied with the ADA in providing access to children with disabilities. The Company believes that the DOJ’s allegations are without merit, and intends to defend against these allegations vigorously.

The Company is not able at this time to estimate the range of loss, if any, arising out this matter since its outcome is uncertain. Although it does not expect that the resolution of the matter will have a material adverse effect on its financial condition, results of operations or cash flows, there can be no assurances in this regard.

Item 1A.	Risk Factors

In addition to risk factors identified in Part I, Item 1A. of the Company’s Fiscal 2008 Annual Report on Form 10-K, the following additional risks have been identified:

Although unanimously rejected by the Company’s Board of Directors, the unsolicited proposal by Knowledge Learning Corporation to acquire the outstanding shares of the Company has created uncertainty that could adversely affect the ability of the Company to execute its strategic plan since, among other things, the Company does not know how potential sellers of schools will react to the proposal, and that management has been required to devote some of its attention to evaluating future proposals.

The Company’s Board of Directors will remain open to considering strategic transactions that fully and fairly recognize the Company’s value and are in the best interest of stockholders. If a strategic transaction arises that may be deemed by the Board of Directors to warrant consideration, management will expend resources to evaluate whether the potential transaction fully and fairly recognizes the Company’s value and is in the best interest of stockholders.

In addition, potential sellers of schools may be reluctant to pursue a sale to the Company while there is uncertainty as to whether the Company will accept or reject future proposals.

Unemployment rates on current or potential customers may adversely impact the Company.

More than a majority of the Company’s customers are dual income households and the Company is dependent on this demographic characteristic (a target demographic characteristic of the Company) to support annual comparable school revenue growth and sustainability. As unemployment in our target demographic increases, it directly has an adverse impact on school enrollment and revenue growth.

Our current legal proceeding with the U.S. Department of Justice may impact our results of operations or cash flows in future periods.

We are currently involved in a lawsuit with the U.S. Department of Justice concerning alleged violations of the American with Disabilities Act of 1990. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this proceeding. An unfavorable outcome could have a material adverse impact on our results of operations or cash flows. In addition, regardless of the outcome of the litigation, the proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. For a description of this legal proceeding, see Part II, Item 1, “Legal Proceedings”, as well as Note 15 to the Consolidated Financial Statements in this report on Form 10-Q.

Item 5.	Other Information

On August 27, 2008, the Company’s Board of Directors adopted and approved, effective immediately, Amended and Restated Bylaws of the Company. Among other things, the Amended and Restated Bylaws separated provisions for director nominations and shareholder proposals. The amendments specify certain information that must be included in the proposals and clarify the applicability of the advance notice provisions.

In 2007, as described in the Proxy Statement of Nobel Learning Communities, Inc. (the “Company”) dated September 27, 2007, the Board of Directors authorized certain changes to the Employment Agreement of Mr. George Bernstein, the Company’s Chief Executive Officer.

On October 22, 2008, Nobel Learning Communities, Inc. (the “Company”) and Mr. George Bernstein, the Company’s Chief Executive Officer, entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement”) effective as of August 27, 2008, which was designed to consolidate the terms of Mr. Bernstein’s then existing employment related agreements. On May 1, 2009, the Company and Mr. Bernstein entered into an amendment (the “Amendment”) to the Employment Agreement to clarify certain scrivener errors that occurred while consolidating the terms of the two prior agreements.

Item 6.	Exhibits

3.1	The Registrant’s Amended and Restated Bylaws, as amended August 27, 2008

10.1	Amendment to Second Amended and Restated Employment Agreement between the Registrant. and George Bernstein, dated May 1, 2009

31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: May 1, 2009	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)