Form 10-K
period 2009-06-27
NOBEL LEARNING COMMUNITIES INC
filed 2009-09-09
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2009

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $107,502,000 (based upon the closing sale price of these shares on such date as reported by the Nasdaq Global Market). The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at September 2, 2009, was 10,497,409.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2009 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended June 27, 2009 are incorporated by reference in Part III.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors.” In addition, potential risks and uncertainties include, among others, unemployment rates impacting our current customers or potential customer base; changes in general economic conditions; the implementation and results of the Company’s ongoing strategic initiatives; the Company’s ability to compete with new or existing competitors; dependence on senior management and other key personnel; the litigation with the Department of Justice relating to alleged violations of the American with Disabilities Act; the high concentration of ownership of the Company’s stock among its three largest stockholders; and risks and uncertainties arising in connection with Knowledge Learning Corporation’s unsolicited proposal to acquire the Company, which while unanimously rejected by the Company’s Board of Directors, the Company’s Board of Directors remains open to considering strategic transactions that fully and fairly recognize the Company’s value and are in the best interest of stockholders. In addition, the Company’s results may be affected by general factors, such as political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

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

General

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company” or “Nobel Learning Communities”) is a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia. Nobel Learning Communities provides high-quality private education, with small schools and class sizes and attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before- and after-school programs, the Camp Zone® summer program, learning support programs and technology camps. These schools operate under various brand names and are located in the District of Columbia, Arizona, California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Washington. As of September 8, 2009, the Company operated 183 schools.

The following trademarks are in use by the Company, all of which have either been registered or are in the process of being registered in the United States Patent and Trademark Office: Chesterbrook Academy®, Merryhill School®, Discovery Isle Child Development Center, Enchanted Care Learning Center, Camelback Desert Schools, The Honor Roll School®, Camp Zone® , Paladin Academy®, Rocking Horse Child Care Centers®, Southern Highlands Preparatory School, Montessori Corner, HighPointe Children’s Academy and Houston Learning Academy™. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Our corporate office is located at 1615 West Chester Pike, Suite 200, West Chester, PA 19382-6223. Our telephone number is (484) 947-2000. Nobel Learning Communities, Inc., a Delaware corporation, was formed on March 30, 1983.

Educational Program and Delivery Model

NLCI delivers research-based, standards-driven curricula in all its schools. The content is closely monitored by our Education Department to ensure that changes to national and state standards are reflected in our own national K-12 standards. Our Education Department continually evaluates programs and practices related to early childhood development so that the curriculum reflects the latest and best research-based content for preschoolers. The framework for delivery of this content embraces student-centered learning. Classroom learning is often organized around guided centers, cooperative learning activities, and project-based learning.

Accreditation

NLCI seeks to ensure that our schools meet or exceed the standards of appropriate accrediting agencies through an internal quality assurance program. Although not mandated by any governmental or regulatory authority, many of our schools are accredited, or are currently seeking accreditation through the Commission on International and Trans-Regional Accreditation (CITA)/AdvancED and/or with various regional accreditation agencies throughout the United States. Regional accreditation agencies include Middle States Association of Colleges and Schools, North Central Association of Colleges and Schools, Southern Association of Colleges and Schools and Western Association of Colleges and Schools. The company also maintains corporate accreditation through CITA/AdvancED; the corporation successfully completed the re-accreditation process in May 2009.

National Education Advisory Board

Members of the Company’s National Education Advisory Board are leaders in preschool and elementary education and periodically consult with the Nobel Learning Education Department on potential changes to the curriculum and curriculum delivery model. Approved recommendations are then developed, delivered, and supported by the Nobel Learning Education Department. The members of the Advisory Board meet twice annually with the Education Department to advise and assist in all curriculum and professional development activities. The members are chosen based on their specific areas of expertise. Each member represents a specific segment of the educational community and brings a specialized expertise to the Advisory Board.

•	Dr. Cathy Collins Block, professor in the Department of Curriculum and Instruction at Texas Christian University.

•	Dr. Arthur L. Costa, Emeritus Professor of Education at California State University, Sacramento.

•	Dr. Drew Gitomer, Senior Vice-President for Research and Development at Educational Testing Service (ETS).

•	Dr. Janet Katz, retired Principal and Curriculum Coordinator, Upper Saddle River, NJ.

•

Dr. John N. Mangieri has served as the Chairman of the Reading Department at the University of South Carolina, as Dean of the School of Education at Texas Christian University, and as a university president.

•	Dr. Barbara Presseisen, retired Chief Education Officer and Vice President of Education at Nobel Learning Communities, Inc. in 1999 and serves as the Chair Emeritus of the Advisory Board.

•

Dr. Pam Schiller, Ph.D., National Curriculum Specialist for The Wright Group/McGraw-Hill and previous Head of the Early Childhood Department at the University of Houston where she also directed the Lab School.

Preschool Educational Program

Links to Learning, our preschool curriculum, is an integrated series of programs for children ages six weeks to five years that engages the young learner’s senses, mind and body. The components of each program build upon each other as children grow and develop, ensuring an excellent preparation for elementary school. The program draws from the collective expertise of renowned early-age educators such as Dewey, Piaget and Vygotsky. The Links to Learning Curriculum builds new learning on past experiences, and encourages each child’s interest in discovery and hands-on learning. Links to Learning was created by the Nobel Learning Education Department, a team of highly skilled experts with extensive knowledge of early-age education. This team is guided by the National Education Advisory Board which ensures that the curriculum reflects the latest early education research.

Links to Learning divides skills into eight distinct academic areas. These areas are: Language and Literacy, Mathematics, The World and Me, My Community and Environment, Art, Music, Wellness and Spanish.

The Links to Learning program features a strong parent communication component. Nobel Learning believes that when parents and teachers work as partners in a child’s education, the learning experience is richer and more meaningful. Parents receive a folder each month, containing an overview of the developmental skills that the child has worked on that month. The folder contains samples of work that was completed in class, as well as a letter outlining suggested activities that can be done with the child at home. The folder also provides a preview of the next month’s skills and lessons. Teachers post weekly and daily skills lists outside the classroom.

The Links to Learning Curriculum focuses on two vital goals: developing a child’s lifelong love of learning and ensuring that he/she is ready for kindergarten and elementary school. The Education Department studied the kindergarten standards in all of the states in which there are kindergarten classes and carefully designed the preschool program to meet or to exceed pre-kindergarten expectations. Each preschool has a “Links to Kindergarten” section on its school website so that parents can be assured of a successful transition to kindergarten by matching to the appropriate state standards.

Elementary and Middle School Educational Program

Standards-Based Content

In 2007 Nobel Learning created a standards-based curriculum for all grades kindergarten through eighth. To do so, the members of the Education Department researched the standards in 46 states and merged them into one set of national standards. This was done for eleven different content areas: language arts, writing, math, science, social studies, technology, physical education, wellness, art, music, Spanish, and study skills. Each content area has standards with corresponding objectives of what students need to know and be able to do. Each grade level has a comprehensive curriculum binder that takes each of the eleven content areas and divides the standards and objectives into four quarterly pacing guides. The pacing guides, then, create a synchronous curriculum for the Company’s national network of schools which provides unique collaborative learning opportunities, such as Learning Without Walls projects and Intrigue Team Projects.

Delivery System

The content of the Nobel Learning curriculum is dictated by state standards. The delivery of that curriculum, however, is based on student-centered, project-based learning experiences. The content delivery model includes traditional classroom instruction, as well as 21st century skills projects in Grades 1 through 8. These projects are based on the framework provided by the Partnership for the 21st Century Skills organization. Nobel Learning is a professional development affiliate of the Partnership for 21st Century Skills (www.21stcenturyskills.com). The Partnership for 21st Century Skills is the leading advocacy organization focused on infusing 21st century skills into education.

Nobel Learning schools deliver standards-based content in a student-centered, customized learning environment that includes the 21st century skills of collaboration, creativity, innovation, and global awareness.

These student-centered, project-based experiences include “Learning Without Walls” projects. Examples of such projects include a 4th grade Global Warming Investigation, a 5th grade project on Waterways, a 6th grade project exploring mathematics through the study of systems, a 7th grade project about European countries, and an 8th grade project building leadership and entrepreneurial skills.

Assessment

It is essential to continuously monitor students’ academic performance to ensure that they meet or exceed grade-level benchmarks for proficiency. All students in grades 1 through 8 participate in SAT10 testing each spring. Those test results are used to monitor student progress and to set building-level achievement goals.

Teachers

We recognize that maintaining the quality of our teachers’ capabilities and professionalism is essential to sustaining our students’ high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers and external consultants. Our educators serve on Company task forces and committees that review and revise curricular guidelines, programs, support materials and current teaching methods. During the 2008/2009 school year we implemented Education Connections, an intranet site dedicated to providing training resources and support for our teachers. Education Connections includes a teacher communication and support area, exemplary lesson plan library, grade level curriculum support and other valuable resources to support and enhance our teachers’ professional development, professional relationships, and satisfaction.

Training

School-based leadership teams (Principals and Assistant Principals) also actively engage in professional development and self-improvement. Staff training is provided by our education department and other experts within the education industry. Through participation in our annual National Principal Conference, seasoned administrators as well as new recruits are kept abreast of up-to-date research, changing trends and sound pedagogical practices. In addition, our Executive Directors and many of our highest performing principals are utilized as trainers to help with professional development and curriculum implementation in our schools.

School Operations

Standards

In order to maintain appropriate standards, our schools share consistent educational goals and operating procedures. While we have a national curriculum, Principals may tailor curricula, within the standards of Nobel Learning Communities’ Education Department guidelines, to meet local and state requirements. Members of our management team visit schools on a regular basis to review program, facility and staff quality. Hiring and retaining quality personnel at our schools and in operational management positions is a critical success factor in driving success in both operational and financial performance.

Our school Principals and Assistant Principals are responsible for all facets of school operations including curriculum implementation, ensuring student achievement and success, personnel and financial management, community outreach, student discipline and implementing local sales and marketing strategies. The Principals and Assistant Principals are supported by our regional operations, education and human resources teams and our centralized marketing, real estate, facilities and finance organizations.

We operate and review our performance based on both geographic cluster and individual school based performance criteria. Our operations have annual budgets and financial and operating information is collected daily. Certain measures of school and cluster performance are reviewed weekly and others are reviewed monthly or quarterly. We determine whether to monitor a particular aspect of performance based on its impact on our operational and financial objectives. For example, net revenue, tuition revenue, certain operating costs and student census information are monitored weekly in relation to our objectives.

Executive Directors

Executive Directors oversee the Principals and schools and report to a Regional Vice President. Executive Directors, along with our Education Department, are responsible for ensuring the qualifications of Principals and Assistant Principals, as well as training and development. School Principals and Executive Directors work closely with regional Education Managers and corporate management, particularly in the regular assessment of program quality and school performance.

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

We also operate schools that are not part of a complete geographic cluster. Many of these schools were built or purchased prior to the implementation of our cluster strategy or may be the initial school in a new market. In some cases, these schools may become part of a cluster if we determine the demographic profile in the market provides a growth opportunity, in which case additional schools will be added to the cluster.

Many of our preschools and elementary schools allow for early drop-off and late pick-up to accommodate busy parent schedules. In most preschool locations, programs are available for children starting at six weeks of age. We believe that parents can feel comfortable leaving their children at one of our schools knowing the children will receive both a quality education and engage in well-supervised developmental, recreational and enrichment activities.

Our schools offer athletic activities and supplemental programs, which include day field trips coordinated with our curriculum to zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as national parks and historical locations, and select summer trips to European destinations. Schools arrange classroom presentations by parents, community leaders and other volunteers to supplement instruction. We also organize programs that allow students to present to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools may provide extra-curricular experiences (some fee-based) tailored to particular families’ interests. These activities include but are not limited to dance, gymnastics, instrumental music lessons and computer based technology programs. Additionally, students expand their horizons through participation in science fairs, drama clubs and local and regional academic competitions. Most of our preschools and elementary schools complement their educational programs with enrichment programs, arts programs, before-and-after-school programs and summer programs or camps. In addition to those revenue generating programs, our schools seek to improve margins by providing ancillary services and products, such as portrait photos, books and uniform sales.

Before-and-After School Programs

During Fiscal 2008 the Company acquired the Enchanted Care Learning Centers in the central Ohio market. In addition to nine preschools, these centers include six stand-alone buildings operating as Kid’s Campuses. The Kid’s Campus locations provide before-and-after programs in state-of-the-art facilities dedicated exclusively to elementary school-aged children. These programs help children mature socially and academically, and our well-trained teachers learn and work with a child’s individual learning style. We offer a variety of activities and resources, including:

•	Computer & Animal Science Lab—a place to learn about different animals while developing computer and research skills

•	Basketball Gym—fully equipped for healthy competition, fitness and team building

•	Music & Drama Dance Stage—activities incorporate costumes, dance, drama and music and culminate in fun theatrical productions

•	Art Studio—children explore their creativity through painting, drawing, and sculpting

•	Movie Theatre—a full schedule of educational and exciting films fills our big screen

•	Cafeteria/Make & Bake Kitchen—children learn what makes up a nutritious meal, while picking up basic cooking and baking skills

•	Homework Library—a quiet place to do homework, study, read and interact with teachers.

The Kid’s Campuses locations also provide summer camp programs for preschool and school age children.

With these rich and targeted programs, the Kid’s Campus locations, plus one additional before and after school location acquired in the Dallas area and operating as part of our Merryhill Schools, provide additional growth potential in existing and new markets for the Company.

Paladin Academy®

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

Houston Learning Academy™

Under the name Houston Learning Academy™ (“HLA”), we operate six special purpose high schools in the Houston metropolitan marketplace. HLA schools, which are fully accredited by the Southern Association of Colleges and Schools, offer a half-day high school program, as well as evening and summer school programs. HLA schools and programs feature individualized attention, primarily for those students who are at risk of not completing their high school requirements in a more traditional setting and/or are attracted to the schools’ program and flexible hours of service.

Marketing

Our primary sources for generating new enrollments include word-of-mouth recommendations from current parents, interactive marketing including search engine marketing, direct mail campaigns, yellow page listings and public relations programs. We utilize a sophisticated paid search engine marketing program that is customized to generate and track new leads for each individual market and product type. We also market to our own database of parent inquiries through ongoing direct mail and e-mail communications.

Marketing efforts towards continuous improvement of customer acquisition and retention are directed by a central marketing team. Working in conjunction with school operations management and the education team, marketing formulates consistent brand positioning and communication strategies that can be customized to each local area and type of school. The efforts of central marketing are supplemented by community-based activities conducted by our local Executive Directors and Principals.

Our annual marketing calendar is synchronized to the typical customer demand cycle for enrollment. Although marketing campaigns and demand take place throughout the year, we direct the most marketing resources towards our preschool enrollments in late summer and early winter and towards our K+ schools during fall and winter.

The Company has implemented a number of marketing communication tools to strengthen our communications with existing customers and increase customer retention and length of stay. These tools include, but are not limited to, e-mail newsletters, enhanced school specific websites, updated in-school and in-classroom communication materials and parent satisfaction surveys.

Corporate Development—Strategy and Implementation

Our growth strategy in the private education market includes internal growth of our enrollment at existing schools, expansion of current facilities, new school development in both existing and new markets and strategic acquisitions.

Much of our focus is on increasing occupancy and ancillary program revenue in our existing schools and leveraging the investment in those assets. Management has implemented training programs designed to strengthen Principals’ and Executive Directors’ sales, marketing and customer service skills and invests in school administrative staffing. In addition, to broaden the potential career path opportunities for employees, we have provided employees the ability to move between locations as appropriate opportunities arise. The similar business and education model our schools operate under permits the Company to execute on this career path strategy. As our growth has increased, we now have a number of examples where our Principals or Assistant Principals have transferred to other schools in different geographic markets.

While a portion of our efforts have focused on improving the performance of existing schools, the Company continues its increased efforts to identify opportunities to develop and open new schools and to acquire schools in support of our demographically profiled geographic market cluster strategy, in both existing and new markets.

We regularly analyze the profitability of our existing school and real estate portfolio to identify schools that are underperforming and/or do not fit our business model or demographic based geographic cluster strategies. We then develop plans either to improve these schools or remove them from our portfolio. This represents an important activity in reallocating capital to the balance of our schools in order to ensure the continued improvement of our program offerings and overall company performance. At the end of Fiscal 2009, this process resulted in the closure of six schools.

New School Development

During Fiscal 2009, the Company opened four new preschools. During the first quarter of Fiscal 2010, the Company opened three additional preschools and has one preschool under construction.

For new school development, we typically engage a developer or contractor to build a facility to our specifications. We also look to occupy existing buildings that are appropriate for our schools and that are located in growth areas that meet our demographic requirements. The Company continues, as part of its strategy, to focus on private pay markets supported by complementary demographics.

Our new school development strategy builds upon our practice of clustering preschools around an elementary school in order to provide a continuum of education and consistent curriculum for children from infancy through 8th grade. Clusters of schools are placed in geographic markets where the economy and population meet our demographic profile. In several markets, students from our preschools can easily matriculate into our elementary/middle school programs. In addition, we can potentially convert students from our specialty and before-and-after programs to our general education programs.

Acquisitions

We expect to use strategic acquisitions to expand our business. Key acquisition criteria include reputation, location in markets meeting our target demographics, growth prospects, quality of personnel and the ability to integrate into existing market clusters or become the platform for new market clusters. Our acquisition strategy primarily focuses on schools that fit our demographic and cluster strategy and which serve the preschool and/or kindergarten through eighth grade market, either directly serving the consumer or supporting a corporation or other entity in providing preschool and other related services to their employees. From time to time we evaluate opportunities which, while all related in educational content, may provide the Company entry into a variety of other business models. These may include companies that have business models that focus on extending our platform through high school, on-line K-12 schools, on-line course delivery, enrichment programs, summer camps, technology based before and after schools programs, and concepts with a focus on international students.

The Company seeks to identify acquisition opportunities at appropriate prices that will allow the acquisition to create stockholder value over time through the acquisitions’ creation of new growth opportunities, scalability or synergy with our existing school portfolio and/or geographic markets.

At the end of Fiscal 2006, the Company made its first acquisition in over three years. The Honor Roll School® acquisition allowed the Company to enter a new geographic market by purchasing an already successful preK-8 program. This acquisition provided the Company the opportunity to expand The Honor Roll School® brand by developing or acquiring new preschools in the Houston market to develop a robust feeder system to the K-8 school. During Fiscal 2009 the Company further enhanced the value of The Honor Roll School acquisition and The Honor Roll brand by acquiring a nearby preschool which was quickly re-branded as The Honor Roll Preschool. The Honor Roll Preschool is now a feeder school which sends students to The Honor Roll School.

During Fiscal 2007, the Company entered a new geographic market with the acquisition of the six Discovery Isle preschools in San Diego, California. In this case, the acquisition provided the Company the opportunity to expand the Discovery Isle preschool brand through the development or acquisition of additional preschools and elementary and/or middle school(s) that could utilize the Discovery Isle preschools as a feeder system for elementary school students.

During Fiscal 2008 the Company further enhanced the value of the Discovery Isle acquisition and the Discovery Isle brand by acquiring two additional schools in the southern California market previously branded as Teddy Bear Treehouse Schools, which were quickly re-branded as Discovery Isle schools. Also during Fiscal 2008 the Company acquired four Learning Ladder preschools, three of which were rebranded under the Company’s existing Chesterbrook Academy brand, and the fourth of which was closed shortly after completing the acquisition.

During Fiscal 2008 the Company acquired Enchanted Care Learning Centers, and as described under the Private Pay Schools section above, the acquisition included six standalone facilities offering before-and-after school programs for elementary school-age children under the Kid’s Campus trade name. This acquisition provides the Company opportunities in existing and new geographic markets to further develop its growth strategy. In addition, the Fiscal 2008 acquisition of the Ivy Glen Schools in the Dallas market also provided the company with one standalone before-and-after school program.

During the fourth quarter of Fiscal 2009 the Company acquired three Montessori schools in central New Jersey collectively referred to as “Montessori Corner”, the addition of these schools added one elementary school and two preschools to the three Montessori method schools already in the Company’s portfolio of schools. Also during the fourth quarter of Fiscal 2009 the Company acquired the Highpointe Children’s Academy (“Highpointe”). The addition of Highpointe added a preschool and an elementary school and expanded the Company’s existing market coverage in the Dallas, Texas market. During the third quarter of Fiscal 2009 the Company acquired Country Tyme Preschool, which expanded the Company’s existing market coverage in the Southeastern Pennsylvania market. During the first quarter of Fiscal 2009, the Company acquired Southern Highlands Preparatory Schools (“SHPS”) which included a preschool and elementary school and expanded the Company’s existing market coverage in the Las Vegas, Nevada market. SHPS has become a destination middle school for many of our elementary school students from one of our Merryhill elementary schools in that market. Additionally, during the first quarter of Fiscal 2009 the Company acquired Ivy Kids Learning Center School (“Ivy Kids”) which has subsequently been rebranded under the Company’s existing “The Honor Roll School ®” brand. The Ivy Kids acquisition expanded the Company’s existing market coverage in the Houston, Texas market by adding one preschool to a market in which the Company currently operates.

The table below gives the Company’s recent history of acquisitions:

		Number of facilities acquired			Market
Name of Acquisition	Fiscal Year Acquired	Preschool	PreK & K - 8	Before-and-After (1)	Description	(N)ew or (E)xisting
The Honor Roll School	2006	1	1	—	Sugarland, TX	N
Discovery Isle	2007	6	—	—	San Diego, CA	N
Learning Ladder (2)	2008	4	—	—	Lancaster, PA	E
Teddy Bear Treehouse	2008	2	—	—	San Diego, CA	E
Ivy Glen Schools	2008	3	—	1	Dallas, TX	E
Enchanted Care Learning Centers	2008	9	—	6	Columbus, OH	N
Camelback Desert Schools (3)	2008	—	2	—	Phoenix, AZ	N
Ivy Kids Early Learning Center	2009	1	—	—	Missouri City, TX	E
Southern Highlands Preparatory Schools	2009	1	1	—	Las Vegas, NV	E
Country Tyme	2009	1	—	—	Limerick, PA	E
HighPointe Childrens Academy	2009		1	—	Dallas, TX	E
Montessori Corner	2009	2	1	—	Princeton, NJ	N

(1)	Before-and-After facilities are intergral to adjacent school facilities and as such are not incremental to total school count
(2)	In conjunction with the acquisition of Learning Ladder schools the Company determined one location would be closed. This location is included in acquired schools and closed locations in the rollforward provided under the Management Discussion and Analysis section below.
(3)	During the fourth quarter of Fiscal 2009, the Company closed one Camelback Desert School. The results of this school are included in Net income (loss) from discontinued operations in the periods presented in this Form 10K.

During the first quarter of 2010, the Company acquired the Laurel Springs School (“Laurel Springs”), an online and distance learning school (www.laurelsprings.com). Laurel Springs’ educational program spans the entire K-12 market and has a fully accredited curriculum that includes Honors AP Courses, a Gifted and Talented program, a chapter of the National Honors Society and a strong college preparatory program. Laurel Springs’ student body includes elite athletes, entertainers, and home schooled students from all 50 states and from 40 foreign countries. Laurel Springs extends the Company’s educational programs through high school and provides a fully integrated K-12 platform.

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

Industry and Competition

Education reform movements in the United States are providing new alternatives to the public schools. These reforms include charter schools, private management of public schools, home schooling, private schools, virtual charter schools, state run virtual schools, virtual private schools and voucher programs. Our strategy is to provide parents a high quality alternative to public schools through our privately owned and operated schools, utilizing proven curriculum in a safe and challenging environment. While our schools do not currently reside in any school voucher markets, we believe voucher programs may be a positive development for our schools, should we choose to accept them. We consider each of these alternatives to be competition for our schools and the expansion or contraction of funding and/or public support of these alternatives may impact the demand for our product, available real estate and our ability to increase or maintain our operating margins.

Furthermore, we compete with other for-profit private schools, charter schools, non-profit schools, sectarian schools, private virtual schools, public virtual schools and home schooling. We also face competition with respect to preschool services and before- and after-school programs from public schools, government-based providers and religiously affiliated community-based or other non-profit programs that may offer such services at little or no cost to parents. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies and international school operators. We believe the only large for-profit competitors that integrate preschool, elementary education and school age programs in the U.S. and that currently compete beyond a regional level are privately held Knowledge Learning Corp., Bright Horizons Family Solutions, Inc. and Mini-Skools, Challenger Schools and ABC Learning through its Learning Care Group subsidiary. We also face competition in each of our demographic markets from local operators of individually owned private schools. Finally, public school systems may become stronger competitors at the preschool level if additional states pass or expand universal pre-K legislation that provides public funds for preschool for three and four year olds and do not allow for-profit preschool operators to participate in these programs, or fund payments to for-profit operators at lower than market prices or costs.

While price is an important factor in competing in both the preschool and elementary school markets, we believe that other competitive factors also are important, including location, professionally developed educational programs, qualified and trained school administrators, well-equipped facilities, relationships with local employers, trained teachers and a broad range of ancillary services, including before- and after- school programs, transportation and infant care. Some of these services are not offered by some of our competitors. We conduct annual tuition rate surveys and believe we are competitively priced in each of our markets.

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

Employees

As of September 8, 2009, we employed approximately 4,700 persons. None of the Company’s employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

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

Available Information

All periodic and current reports, registration statements, code of conduct and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934 (“the 1934 Act Reports”), are available through the Company’s investor relations page at www.nobellearningcommunities.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.SEC.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.   RISK FACTORS.

Each of the following risks, individually or in a group, could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flows.

The unsolicited proposals by Knowledge Learning Corporation to acquire the outstanding shares of the Company, which were rejected unanimously by the Company’s Board of Directors, have created uncertainty that could adversely affect the ability of the Company to execute its strategic plan and lead to the use of additional management resources.

During Fiscal 2009, the Company received unsolicited expressions of interest from Knowledge Learning Corporation to pursue an acquisition of the Company. As part of its evaluation of the proposals, the Company engaged and consulted with financial and legal advisors to decide whether pursuing the possible transaction would be in the best interest of the Company’s stockholders. Additionally, the Company’s Board of Directors also authorized a committee consisting solely of independent directors to evaluate the proposals. Subsequently, the Company announced that its Board of Directors, in consultation with its financial and legal advisors, unanimously rejected Knowledge Learning Corporation’s proposal to acquire the Company. The Company’s Board of Directors remains open to considering strategic transactions which fully and fairly recognize the Company’s value and are in the best interest of stockholders.

Prospective sellers whose schools the Company may acquire may perceive the possibility that the Board will continue to receive, and potentially approve, proposals for strategic transactions as a negative factor in determining whether to sell their school to the Company. As a result, the Company may face additional challenges in entering into and consummating key acquisitions. In addition, management resources may be diverted away from operational issues and towards assessment and response to strategic transaction proposals; this diversion of resources may slow our progress in achieving certain operational and corporate development goals.

Unemployment rates of current or potential customers may adversely impact the Company.

The Company believes that more than a majority of the Company’s customers are dual income households and the Company is dependent on this demographic characteristic (a target demographic characteristic of the Company) to support annual comparable school revenue growth and sustainability. Demand for our product is directly related to certain economic factors, including the unemployment rate, personal disposable income, birth rate and pricing. As unemployment rates rise, birth rates slow and/or income decelerates or reverses, there is a risk that demand for our services may drop. Such a decrease in demand may have a direct adverse impact on school enrollment and revenue growth.

Changing Economic Conditions

The Company’s revenue and net income are subject to general economic conditions. The Company’s revenues depend, in part, on the number of dual-income families and working single parents who require child development, child care or educational services. A deterioration of general economic conditions, including a soft housing market and rising unemployment may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of these services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in wages, health insurance and other operating costs or continue tuition increases at historical rates experienced in the industry. In addition, there can be no assurance that demographic trends, including the number of dual-income families in the work force, will continue to lead to increased market share.

Recently, the general economy and budget constraints have caused some public school systems to study moving to a four day school week, year round school calendar or shorter school year. To the extent that there are any material changes to the traditional school year schedule, it may impact our business. There is uncertainty as to whether these changes will be implemented in any of our markets and if so, what the impact on our business may be. Additionally, due to state and local economic pressures due to the general economy, many public school systems are changing their policy relating to providing transportation for children within the school district who attend private school. While we have few schools whose students receive transportation through public school systems, there may be some impact on students in some of our schools, should the public school systems change their transportation policies. Finally, in reaction to the recession and budget cuts, many public school systems are re-evaluating policies and programs such as class size, subjects offered, transportation and athletic programs. While we do not yet know the impact of decisions made by numerous local school systems, it is possible that changes in public school programs or policies could impact our schools and enrollments. It is unclear whether any potential impact will be positive or negative to our business.

The Company’s Ability to Obtain the Capital Required to Implement Fully its Business and Strategic Plan

Our ability to execute our business and strategic plan is dependent upon the availability of adequate financing sources on acceptable terms. Our efforts to execute our business plan and open or acquire new schools are subject to our ability to finance such growth. Based on current economic events and the related restraint in the capital markets, financing resources may be inadequate to support new school openings or acquisitions, we may be required to seek additional capital to support such expansion efforts. Such additional capital may take the form of the issuance of debt or equity securities, among other forms. Beyond our existing revolving senior credit facility, we presently have no commitments to provide the Company with any additional capital should we determine that additional capital is required. In the event that management determines that additional capital is required to support the Company’s business and strategic plan, there is no assurance that we will be able to secure such financing on acceptable terms under the current condition of the capital markets. If we are unable to secure needed additional capital, our growth efforts would be curtailed.

The Company’s inability to maintain compliance with financial covenants as required defined by the Amended and Restated Credit Agreement dated June 6, 2008 among the Company and its lenders (the “2008 Credit Agreement”)

The Company is required to meet or exceed certain financial covenants as defined by the 2008 Credit Agreement. As the Company’s revenue and net income are subject to general economic conditions as described above, there may be risks in meeting or exceeding these covenants. The potential risks of not meeting these covenants could include the inability to borrow under the 2008 Credit Agreement, the requirement to repay outstanding borrowings under the 2008 Credit Agreement, a charge from the lenders to amend the 2008 Credit Agreement or to waive the non-compliance, and an increased interest costs, certain of which would have a material adverse effect on the Company.

The Company’s Ability to Hire and Retain Qualified Executive Directors, Principals, Teachers and Teachers’ Aides

The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets. Difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to obtain additional, and retain existing enrollment at its preschools and elementary schools. In addition, while the Company’s wage ranges are generally materially above minimum wage, any future changes to federal and state changes to the minimum wage laws may reduce the qualified applicant pool or increase our wage costs.

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

The Company’s Inability to Defend Successfully Against or Counter Negative Publicity Associated with Claims Involving Alleged Incidents at its Schools

Because of the nature of its business, the Company is and expects that in the future it will be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. There can be no assurance that additional lawsuits will not be filed, that the Company’s insurance will be adequate to cover liabilities resulting from any claim or that any such claim or that the publicity resulting from it will not have a material adverse effect on the Company’s business, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company’s services.

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

The impact of the litigation with the U.S. Department of Justice concerning alleged violations of the Americans with Disabilities Act of 1990 on our results of operations or cash flows in future periods

The United States Department of Justice (Disability Rights Section of the Civil Rights Division) (“DOJ”) filed a lawsuit on April 29, 2009 in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that the Company violated Title III of the Americans with Disabilities Act of 1990 (“ADA”) by excluding children with disabilities from its schools and programs. The complaint seeks an unspecified amount in compensatory damages and civil penalties, as well as declaratory and injunctive relief.

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

Competitive Conditions in the Pre-school and Elementary School Education and Services Industry

The Company competes for individual enrollment in a highly fragmented market. For enrollment, the Company competes with residential based child care (operated out of the caregiver’s home) and center-based child care which may include work-site child care centers, full and part-time child care centers and preschools, private and public elementary schools, and church-affiliated, government subsidized and other not-for-profit providers and schools. In addition, substitutes for organized preschool, child care, and educational services, such as relatives and others caring for a child or home schooling, can represent lower cost alternatives to the Company’s services. Management believes the Company’s ability to compete successfully depends on a number of factors, including qualifications of Principals and teachers, quality of care, quality of curriculum, site convenience and cost. The Company often is at a price disadvantage with respect to these alternative providers, who operate with little or no rental expense, little or no curriculum expense, and generally may not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Competitors in the private pay education service segment also may offer similar or competing services at a lower price than the Company and some may have access to greater financial resources than the Company. The Company also competes with many not-for-profit providers of child care and preschools, some of which receive government subsidies, as well as elementary schools, some of which are able to offer lower pricing than the Company. In addition, the Company is currently studying the impact, if any, of the rapid expansion of virtual, or on-line, schools on demand for the Company’s elementary and middle school products. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

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

Government Regulations Affecting School Operations

The Company’s schools or other school and child-care based centers and programs are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, educational qualifications of teachers and staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of any location to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the location’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its location into compliance. Many government agencies may publish or publicly report major and/or minor regulatory violations and the Company may suffer adverse publicity, which could result in a loss of enrollment in a school or market. We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine a particular school to be in violation of applicable regulations and take action against that school and possibly other schools in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have a material adverse effect on our operations. States in which we operate routinely review the adequacy of regulatory and licensing requirements and implement changes, which may significantly increase our costs to operate in those states.

We have several special purpose high schools that provide our graduates with state approved high school diplomas. There have been instances in the past when the local school district has determined our education materials or curriculum did not meet requirements for credit in their district thereby limiting our ability to successfully attract students. There is a risk that such determinations may be made in the future with respect to the same or different schools, and that as a result, our enrollment in such schools will suffer.

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

A regional or global health pandemic could severely disrupt our business. A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its severity and duration, the Company’s business could be severely affected. Enrollment in our schools could experience sharp declines as parents might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of disease causing business disruptions and the temporary closure of our schools. We have not had any schools temporarily close due to the recent H1N1 virus, but cannot be certain that this will not occur in the future. Should there be a case or a number of cases of the H1N1 virus occurring in our schools, we cannot predict the impact to our business or the effect on enrollment at our schools. Additionally, a health pandemic could also impair our ability to hire and retain an adequate level of staff. The impact of a health pandemic on the Company might be disproportionately greater than on other companies that depend less on the interaction of people for the sale of their products and services.

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or lease school properties. Some types of losses, such as those from earthquakes, hurricanes, terrorism and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the school. In that event, we might nevertheless remain obligated for any lease obligations, mortgage debt or other financial obligations related to the property. In addition, inadequate preparedness, contingency planning or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the value of the reputation of our business.

A Small Number of Shareholders Control a Majority of the Outstanding Common Stock of the Company

A limited number of our shareholders can exert significant influence over us. As of September 1, 2009, four shareholders and their affiliates controlled approximately 70% of the Company’s outstanding Common Stock. This share ownership would permit these and other stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Ability to Maintain Effective Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. A control system can only provide reasonable, not absolute, assurance that misstatements in financial reporting will be detected or prevented. The effectiveness of a system of internal controls may deteriorate if controls become inadequate due to changes in conditions or if compliance with the policies or procedures declines. The key element to a system of internal control is competent personnel implementing the controls; the Company may not be able to hire enough competent personnel to accomplish this.

The Effect of Anti-Takeover Provisions in the Company’s Certificate of Incorporation, Bylaws and Delaware Law and Shareholders’ Rights Plan

The Company’s certificate of incorporation and bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company’s Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders’ meetings. In addition, the Company is subject to Section 203 of the Delaware General Corporation Law (“DGCL”) which limits transactions between a publicly held company and “interested stockholders” (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company’s outstanding capital stock). This provision of the DGCL may have the effect of deterring certain potential acquisitions of Nobel Learning Communities. The Company’s certificate of incorporation provides for 8,936,170 authorized but unissued shares of preferred, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Company’s Board of Directors without any further action by stockholders.

On July 20, 2008, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board has adopted a limited duration Plan that expires in four years, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of the Company’s shareholders and other constituencies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

At September 8, 2009, we operated 183 schools on 6 owned and 177 leased properties in 15 states and the District of Columbia. Our schools are geographically distributed as follows:

Location	Number of Schools
Arizona	1
California	37
District of Columbia	1
Florida	7
Illinois	20
Maryland	1
Nevada	9
New Jersey	10
North Carolina	17
Oregon	3
Ohio	9
Pennsylvania	24
South Carolina	2
Texas	17
Virginia	19
Washington	6

Total	183

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

Additionally, the Company is a party in various suits and claims that arise in the ordinary course of our business. Our management currently believes, based on consultations with counsel, that the ultimate disposition of all such pending matters will not have a material adverse effect on our consolidated financial position or results of operations. The significance of these pending matters on our future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Securities

In November 2008, we issued an aggregate of 17,584 shares of restricted common stock to our non-employee directors.

Between September 2008 and May 2009, we issued 40,767 shares of our common stock to 5 individuals in connection with the exercise of common stock options that we previously granted to such individuals.

The foregoing securities were sold by us in reliance upon the exemption from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol NLCI.

The table below sets forth the quarterly high and low closing sales prices for our common stock as reported by Nasdaq for each quarter during the period from July 1, 2007 through June 27, 2009.

	High	Low
Fiscal 2008 (July 1, 2007 to June 28, 2008)
First Quarter	$15.75	$13.05
Second Quarter	15.44	12.32
Third Quarter	14.90	12.51
Fourth Quarter	15.41	12.20

Fiscal 2009 (June 29, 2008 to June 27, 2009)
First Quarter	$16.00	$12.17
Second Quarter	15.76	12.55
Third Quarter	13.86	11.37
Fourth Quarter	12.50	10.73

Holders

At September 4, 2009, there were approximately 275 holders of record of shares of our common stock.

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

The following line graph compares the cumulative total stockholder return on the Common Stock with the total return of the Nasdaq (U.S. Companies) and the industry peer group described above for the period July 3, 2004 through June 27, 2009 as calculated by Morningstar, Inc. The graph assumes that the value of the investment in the Common Stock and each index was $100 at July 3, 2004 and that all dividends paid by the companies included in the indexes were reinvested.

ASSUMES $100 INVESTED ON JULY 3, 2004

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING JUNE 27, 2009

Total Return Index for:	July 3, 2004	July 2, 2005	July 1, 2006	June 30, 2007	June 28, 2008	June 27, 2009
Nobel Learning Communities, Inc.	100.00	127.35	147.03	211.00	201.45	164.83
Nasdaq Stock Market (US Companies)	100.00	100.46	108.75	132.43	116.49	91.62
Peer Group	100.00	84.29	54.74	49.33	45.96	34.78

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical consolidated financial and other data, with dollars in thousands, except per share amounts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report. The historical operating results below have been recast to reflect the reclassification of discontinued operations from continuing operations to income (loss) from discontinued operations, net of income taxes.

	For the Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005
Operating Data:
Revenue	$220,103	$204,201	$180,823	$159,898	$155,106
Cost of services	191,119	173,550	153,459	136,893	133,682

Gross profit	28,984	30,651	27,364	23,005	21,424
Goodwill and other asset impairments (a)	—	—	—	—	86
General and administrative expenses (b)	18,726	18,516	16,993	13,523	14,548

Operating income	10,258	12,135	10,371	9,482	6,790
Interest expense (c)	981	475	1,385	1,469	2,692
Other income, net (d)	(78)	(326)	(3,871)	(350)	(184)

Income from continuing operations before income taxes	9,355	11,986	12,857	8,363	4,282
Income tax expense	3,622	4,621	5,021	3,269	1,604

Income from continuing operations	5,733	7,365	7,836	5,094	2,678
Income (loss) from discontinued operations, net of income tax (e)	(1,169)	313	(471)	(615)	(162)

Net income	4,564	7,678	7,365	4,479	2,516
Preferred stock dividends	—	—	325	487	642

Net income available to common stockholders	$4,564	$7,678	$7,040	$3,992	$1,874

Basic income per share:
Income from continuing operations	$0.55	$0.71	$0.85	$0.62	$0.29
Discontinued operations	(0.11)	0.03	(0.06)	(0.08)	(0.02)

Income per share (may not sum due to rounding)	$0.44	$0.74	$0.79	$0.54	$0.27

Diluted income per share:
Income from continuing operations	$0.54	$0.69	$0.75	$0.51	$0.26
Discontinued operations	(0.11)	0.03	(0.05)	(0.06)	(0.02)

Net income per share (may not sum due to rounding)	$0.43	$0.72	$0.70	$0.44	$0.26

Weighted average common shares outstanding (in thousands):
Basic	10,456	10,382	8,957	7,473	7,064
Diluted	10,701	10,630	10,580	10,080	9,719
Number of weeks included in fiscal year	52	52	52	52	52
Balance Sheet Data:
Cash and cash equivalents	$786	$1,064	$3,814	$9,837	$2,925
Goodwill and intangible assets, net	78,198	72,303	51,681	39,902	36,937
Total assets	119,559	113,148	88,244	86,419	78,344
Deferred revenue	14,526	15,003	12,835	11,885	10,457
Short term debt and current portion of long term debt	—	—	—	2,180	2,281
Long term debt	13,525	12,500	—	11,000	13,180
Stockholders’ equity	68,886	62,914	54,218	46,280	37,390

(a)	During the year ended July 2, 2005 (“Fiscal 2005”), the Company recorded an impairment charge of $86,000 related to fixed asset impairments in accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.
(b)	During Fiscal 2007, general and administrative expense included a charge of $341,000 for accelerated depreciation as a result of a change in the accounting estimate regarding the remaining life of the Company’s existing payroll system.

During Fiscal 2005, general and administrative expenses include an additional charge of $1,500,000 related to the reserve of the Company’s investment in a third party note receivable.

(c)	During Fiscal 2007, the Company recorded a charge of $562,000 to write off unamortized loan origination fees as the Company’s prior senior term loan credit agreement was extinguished and replaced with a new $50,000,000 revolving credit facility.
(d)	During Fiscal 2007, the Company received a payment from TES in the amount of $3,510,000. This payment settled all outstanding receivables from TES. Upon receipt of this payment, TES was released from all obligations to the Company. Payment of this note resulted in the recognition of $3,300,000 of other income in continuing operations. Also, during Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The payments to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations.
(e)	Discontinued operations contain the following (dollars in thousands):

	Fiscal
	2009	2008	2007	2006	2005
Revenues	$1,761	$2,057	$6,149	$8,431	$9,483
Cost of services	(2,242)	(1,730)	(5,141)	(9,232)	(8,835)
Rent and other	(1,112)	(611)	(1,665)	(436)	(626)
Closed school lease reserves	(340)	(245)	(2,027)	228	(277)
Gain from sale of schools	—	—	1,900	—	—
Gain from settlement of sublease	—	1,028	—	—	—

Income (loss) from discontinued operations before income tax benefit	(1,933)	499	(784)	(1,009)	(255)
Income tax (expense) benefit	764	(186)	313	394	93

Income (loss) from discontinued operations	$(1,169)	$313	$(471)	$(615)	$(162)

During Fiscal 2008, the Company settled a contract dispute relating to the sublease of a school on which the Company had discontinued operations. The settlement is in the amount of $1,250,000 to be paid to the Company over five years. The net gain resulting from this settlement is $1,028,000 after costs and discount for the five year collection period.

During Fiscal 2007, the Company completed the sale of seven schools resulting in a before tax gain of $1,900,000. Also, during Fiscal 2007, the Company recorded before tax charges of $2,027,000 which included an estimate for rent payments as well as estimated legal and broker fees to be incurred with respect to two closed schools for which a new tenant has not been identified and one closed school for which the Company is obligated to subsidize rent and property taxes on behalf of a sub-tenant through May 2008.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. In addition to the risk factors described in Item 1A of this document and that are discussed from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include:

•	the impact of unemployment rates on our current or potential customers;

•	changing economic conditions, as demand for the Company’s products is a lagging indicator of the economy;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s ability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the impact on school enrollment of an outbreak of a pandemic health disease or H1N1 virus;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•

the impact on our business and management stability related to continued interest of Knowledge Learning Corporation and other third parties, notwithstanding the rejection by the Company’s Board of Directors, as the Company’s Board of Directors will remain open to considering strategic transactions which fully and fairly recognize the Company’s value and are in the best interest of stockholders;

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

•

the impact of the litigation with the U.S. Department of Justice concerning alleged violation of the Americans with Disabilities Act of 1990 on our results of operations or cash flows in future periods;

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

Fiscal Year End

The Company fiscal year is either 52 or 53 weeks ending on the Saturday closest to June 30. The fiscal years ended June 27, 2009 (“Fiscal 2009”), June 28, 2008 (“Fiscal 2008”) and June 30, 2007 (“Fiscal 2007”) each include 52 weeks. The fiscal year to end July 3, 2010 (“Fiscal 2010”) will include 53 weeks.

Reclassifications

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

i.	Comparable Schools—consists of an identical set of schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of identical schools in each comparable period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth and expense management. Information related to Comparable Schools is included in each relevant section below and summarized in the gross profit section below. When presenting Comparable School results there may be schools included within Comparable School results that were subsequently classified as closed or discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10K or as closed schools in the Results of Operations for all periods presented herein.

ii.	Core Schools—consists of schools reported as Comparable Schools for each specific period presented. By definition, the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. We measure Core Schools’ performance as a percentage of revenue to develop period over period trends to understand the contribution provided by our efforts to grow the Core School base. The table presented in the gross profit section below shows this information. When presenting Core School results there may be schools included within Core School results that were subsequently classified as discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10K for all periods presented herein.

iii.	New Schools—consists of newly developed schools. By definition the population of schools in each period should be different for each period as the Company continues to add schools.

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

New School revenue is measured by New School revenue as a percentage of total operating revenue for each comparative period. This information is included in the revenue section below. We also measure New School gross profit, gross margin and expense items as a percentage of revenue to develop period over period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve New School period over period performance by minimizing the impact of pre-opening and ramp up costs and the time it takes a new school to ramp up. The table presented in the gross profit sections below show New School percent of revenue information for each period presented.

iv.	Acquired Schools—consists of purchased schools previously operated by independent third parties.

Acquired Schools are an integral part of the Company’s business development strategy. Management seeks to acquire schools that fill out existing markets or provide platforms for additional growth in new markets within our demographic parameters. For acquired school activity, management seeks to add schools in pursuit of the appropriate growth and profitability balance described above. While the Company has typically acquired schools that are already profitable, in some cases a school is acquired that may be either early in its respective ramp up period and so not yet profitable, or in the case of Camelback Desert Schools, in a well matched demographic but with issues that have made them not profitable but acquired for their demographic market potential as we believe our core competencies are appropriate to solve the school’s issues and move them to profitability.

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

Results of Operations—Fiscal 2009 compared to Fiscal 2008

At June 27, 2009, the Company operated 180 schools. Between June 29, 2008 and June 27, 2009, the Company opened four new preschools, acquired six preschools and acquired three elementary schools. Additionally, three preschools and three elementary schools were closed during Fiscal 2009.

School counts for Fiscal 2009 and Fiscal 2008 are as follows:

	Fiscal
	2009	2008
Number of schools at the beginning of period	173	151
New	4	5
Acquired	9	20
Closed	(6)	(3)

Number of schools at the end of the period	180	173

As a result of certain school closures during Fiscal 2009 the Company has conformed amounts reported for Fiscal years 2008 and 2007 to the period ended June 27, 2009. Operating results include one preschool closed during the third quarter of Fiscal 2009, two preschools and one elementary school closed during the fourth quarter of Fiscal 2009, and two preschools closed during the fourth quarter of Fiscal 2008. In addition, the Company closed two elementary schools during the fourth quarter of Fiscal 2009; these two schools are included in the Company’s income (loss) from discontinued operations.

The table below indentifies schools and the periods they were acquired or opened for Fiscal 2009 and Fiscal 2008. During Fiscal 2009 the results of one elementary school that was acquired during Fiscal 2008 and subsequently closed during Fiscal 2009 are not included in the Company’s operating income, rather these results are included in the Company’s income (loss) from discontinued operations. Additionally, during Fiscal 2008 the results of one preschool acquired and closed in the same fiscal quarter are not included in the Company’s operating income; rather these results are included in the Company’s income (loss) from discontinued operations. Both schools are included in the count of Acquired Schools in the table below and in count of Acquired Schools and Closed Schools in the roll-forward above.

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	2	—	2	—	4
Acquired	3	—	1	5	9

	5	—	3	5	13

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	4	—	—	1	5
Acquired	6	—	12	2	20

	10	—	12	3	25

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2009 and Fiscal 2008 (dollars in thousands):

	Fiscal 2009	Percent of Revenues	Fiscal 2008	Percent of Revenues	Change Amount Increase	Percent Increase (decrease)
Revenues	$220,103	100.0%	$204,201	100.0%	$15,902	7.8%

Personnel costs	105,562	48.0	97,762	47.9	7,800	8.0
School operating costs	29,405	13.4	26,769	13.1	2,636	9.8
Rent and other	56,152	25.5	49,019	24.0	7,133	14.6

Cost of services	191,119	86.8	173,550	85.0	17,569	10.1

Gross profit	28,984	13.2	30,651	15.0	(1,667)	(5.4)
General and administrative expenses	18,726	8.5	18,516	9.1	210	1.1

Operating income	$10,258	4.7%	$12,135	5.9%	$(1,877)	(15.5)%

The table below shows the number of schools included in each of the four growth initiative categories for each section where they are respectively discussed below:

	Fiscal
School Category	2009	2008
Comparable	144	144

Core	144	135
New	9	8
Acquired	27	24

Total	180	167

Schools closed subsequent to reported fiscal year	—	6

Schools operated during reported fiscal year	180	173

Revenue

Revenue for Fiscal 2009 increased $15,902,000 or 7.8% to $220,103,000 from $204,201,000 from Fiscal 2008. This increase was primarily driven by revenues from schools opened or acquired subsequent to the end of Fiscal 2007 of $20,658,000 partially offset by a $2,403,000 decrease in revenues from Comparable Schools from schools closed subsequent to the end of Fiscal 2007.

	Fiscal		Increase (decrease)
	2009	2008	Dollar	Percent
Total Company revenue	$220,103	$204,201	$15,902	7.8%

Comparable Schools	$185,103	$187,445	$(2,342)	(1.2)%

Schools acquired, opened or closed after June 30, 2007:
Acquired	26,894	9,670	17,224	178.1
New	5,959	2,525	3,434	136.0
Closed	1,963	4,366	(2,403)	(55.0)
Other	184	195	(11)	(5.6)

	$220,103	$204,201	$15,902	7.8%

Comparable school revenue decreases were primarily driven by overall decreases in enrollment partially offset by average tuition increases between 3.0% and 4.0%. As a percentage, Comparable School revenue growth fell below that of tuition rate increases, due in large part to current economic activity affecting unemployment rates which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates.

Revenue trends

In comparing Fiscal 2009 to Fiscal 2008, revenue continues to be generated by each of the four growth categories. The revenue results of each of the four revenue growth categories for Fiscal 2009 (schools acquired, opened or closed subsequent to June 30, 2007) and Fiscal 2008 (schools acquired, opened or closed subsequent to July 1, 2006) are as follows:

	Fiscal 2009	Percent of Revenue (1)	Fiscal 2008	Percent of Revenue (1)
Core Schools	$185,103	84.1%	$172,356	84.4%
New Schools	5,959	2.7%	7,035	3.4%
Acquired Schools	26,894	12.2%	20,249	9.9%
Closed schools and other	2,147	1.0%	4,561	2.2%

	$220,103	100.0%	$204,201	100.0%

(1)	Percent of revenue may not total due to rounding.

New Schools’ revenue decreased as a percentage of total revenue to 2.7% in Fiscal 2009 as compared to 3.4% in Fiscal 2008. New schools for Fiscal 2009 include nine schools as compared to eight schools for Fiscal 2008. One of the new schools included in the Fiscal 2008 period was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed, hence it ramped up quickly due to this more mature market. Another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator and had an existing enrollment and revenue stream. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets in which management expects to continue to develop incremental enrollments.

Acquired Schools’ revenue increased as a percentage of total revenue to 12.2% for Fiscal 2009 as compared to 9.9% for Fiscal 2008. Acquired Schools for Fiscal 2009 include twenty-seven schools, nine of which include significant before-and-after school programs that are not counted as separate schools.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit and participant rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of New Schools, personnel costs tend to be higher as a percentage of revenue as a base level of personnel and associated costs are established in the early years of a school’s life and which are expected to leverage as enrollments increase. It is important to note that preschool staffing ratios are mandated by state requirements which can result in very low teacher to student ratios when class sizes are not optimal. This is not the case in K+ schools where no such requirements exist.

For Fiscal 2009, personnel costs increased $7,800,000 or 8.0% to $105,562,000 from $97,762,000 for Fiscal 2008. This increase was primarily driven by an increase in personnel costs from acquired schools offset by decreased costs in Comparable, New and Closed Schools.

	Fiscal		Increase (decrease)
	2009	2008	Dollar	Percent
Total Company	$105,562	$97,762	$7,800	8.0%

Comparable Schools	$87,382	$88,363	$(981)	(1.1)%

Schools acquired, opened or closed after June 30, 2007:
Acquired	13,220	1,546	11,674	755.1
New	3,319	4,890	(1,571)	(32.1)
Closed	1,641	2,963	(1,322)	(44.6)

	$105,562	$97,762	$7,800	8.0%

Personnel costs increased to 48.0% of revenue for Fiscal 2009 as compared to 47.9% for Fiscal 2008. This increase of 10 basis points consisted of the following:

	Percentage of Revenue
	Fiscal	Fiscal
	2009	2008
Total Company	48.0%	47.9%

Comparable Schools	47.2%	47.1%
Schools acquired or opened subsequent to June 30, 2007 for Fiscal 2009 and July 1, 2006 for Fiscal 2008:
Core Schools	47.2%	47.1%
Acquired Schools	49.2%	48.0%
New Schools	55.7%	55.4%

Increases in personnel costs as a percentage of revenue at Comparable Schools are reflective of wage rate and staffing increases coinciding with overall enrollment declines at these schools due in large part to current economic activity affecting unemployment rates which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates.

Personnel costs as a percentage of revenue at New Schools increased thirty basis points as one of the New Schools which operated during Fiscal 2008 was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed, hence the school was able to ramp up quickly due to a more mature market resulting in a more optimal student to teacher ratio and another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with an existing student base and a more optimal student to teacher ratio than most new schools. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments.

Personnel costs as a percentage of revenue for Acquired Schools were negatively impacted by the results of a Camelback Desert School (CDS) that was acquired during the fourth quarter of Fiscal 2008. For Fiscal 2009, this one school had a 140 basis point impact to personnel costs as a percentage of revenue for Acquired Schools, the school had no impact on this percentage for Fiscal 2008 as it was opened late in the fourth quarter of that fiscal year.

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

For Fiscal 2009, school operating costs increased $2,636,000 or 9.8% to $29,405,000 from $26,769,000 for Fiscal 2008. This increase was primarily driven by an increase in school operating costs from new and acquired schools offset by decreased costs in Comparable and Closed Schools.

	Fiscal		Increase (decrease)
	2009	2008	Dollar	Percent
Total Company	$29,405	$26,769	$2,636	9.8%

Comparable Schools	$24,228	$24,260	$(32)	(0.1)%
Schools acquired, opened or closed after June 30, 2007:
Acquired	3,556	1,113	2,443	219.5
New	1,000	451	549	121.7
Closed	608	915	(307)	(33.6)
Other	13	30	(17)	(56.7)

	$29,405	$26,769	$2,636	9.8%

School operating costs increased to 13.4% of revenue for Fiscal 2009 as compared to 13.1% for Fiscal 2008. This increase of 30 basis points consisted of the following:

	Percentage of Revenue
	Fiscal	Fiscal
	2009	2008
Total Company	13.4%	13.1%

Comparable Schools	13.1%	12.9%
Schools acquired or opened subsequent to June 30, 2007 for Fiscal 2009 and July 1, 2006 for Fiscal 2008:
Core Schools	13.1%	13.2%
Acquired Schools	13.2%	11.2%
New Schools	16.8%	12.5%

Increases in school operating costs as a percentage of revenue at Comparable Schools are reflective of overall flat costs at these schools coinciding with overall enrollment declines due in large part to current economic activity affecting unemployment rates, which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates. Costs for facility repairs and maintenance as well as food costs increased approximately 50 basis points during Fiscal 2009 as compared to Fiscal 2008 due in large part to vendor price increases for these products and services. These increases were partially offset by decreased spending during Fiscal 2009 as compared to Fiscal 2008 in recruiting, marketing and other controllable expenses.

School operating costs as a percentage of revenue at New Schools increased 430 basis points as one of the New Schools which operated during Fiscal 2008 was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed, hence the school was able to ramp up quickly due to a more mature market, and another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator and already had an existing revenue stream. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments and are more typical of New Schools.

School operating costs as a percentage of revenue for Acquired schools were negatively impacted by the results of a Camelback Desert School (CDS) that was acquired during the fourth quarter of Fiscal 2008. For Fiscal 2009, this one school had a 50 basis point impact to school operating costs as a percentage of revenue for Acquired Schools, the school had a 20 basis point impact on this percentage for Fiscal 2008 as it was opened late in the fourth quarter of that fiscal year.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property insurance, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual obligations, changes in marketing initiatives and the addition of new or acquired schools. In the case of New Schools, management expects these costs to be leveraged as enrollments ramp up.

For Fiscal 2009, rent and other costs increased $7,133,000 or 14.6% to $56,152,000 from $49,019,000 for Fiscal 2008. This increase was primarily driven by an increase in rent and other costs from acquired, new and closed schools. During Fiscal 2009 closed school costs included $777,000 of depreciation expense due to a change in estimate for the remaining usable life of fixed assets that resided in six schools that were closed during the fiscal year.

	Fiscal		Increase
	2009	2008	Dollar	Percent
Total Company	$56,152	$49,019	$7,133	14.6%

Comparable Schools	$43,676	$43,638	$38	0.1%
Schools acquired, opened or closed after June 30, 2007:
Acquired	7,150	2,028	5,122	252.6
New	3,237	1,673	1,564	93.5
Closed	2,089	1,680	409	24.3

	$56,152	$49,019	$7,133	14.6%

Rent and other costs increased to 25.5% of revenue for Fiscal 2009 as compared to 24.0% for Fiscal 2008. This increase of 150 basis points consisted of the following:

	Percentage of Revenue
	Fiscal	Fiscal
	2009	2008
Total Company	25.5%	24.0%

Comparable Schools	23.6%	23.3%
Schools acquired or opened subsequent to June 30, 2007 for Fiscal 2009 and July 1, 2006 for Fiscal 2008:
Core Schools	23.6%	22.9%
Acquired Schools	26.6%	25.6%
New Schools	54.3%	37.8%
Closed Schools	106.4%	38.5%

Increases in rent and other costs as a percentage of revenue at Comparable Schools are reflective of overall flat costs at these schools coinciding with overall enrollment declines due in large part to current economic activity. Rents and property taxes increased $822,000 or approximately 270 basis points during Fiscal 2009 as compared to Fiscal 2008 which was consistent with contractual rent and property tax escalations from prior years. Depreciation expense increased $560,000 or 70 basis points as a percentage of revenue due to continued capital investments to maintain and improve school facilities and ongoing investments in curriculum and technology. These increases were partially offset by reduced spending in marketing and school vehicles and reductions in insurance premiums and workers compensation and property damage claims retained by the Company.

School operating costs as a percentage of revenue at New Schools increased 1,650 basis points as the one of New Schools which operated during Fiscal 2008 was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed, hence the school was able to ramp up quickly due to a more mature market, and another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent cost. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments and are more typical of New Schools.

During Fiscal 2009, the Company recorded charges for accelerated depreciation of $789,000 as a result of changes in accounting estimates regarding the remaining useful lives of assets residing at schools that were closed and that were classified as continuing operations for the periods presented. These changes in estimates had a 470 basis point impact as a percentage of revenue for Closed Schools rent and other costs.

Gross profit

As a result of the factors mentioned above, gross profit for Fiscal 2009 decreased $1,667,000 or 5.4% to $28,984,000 from $30,651,000 for Fiscal 2008. Gross profit was 13.2% of revenue for Fiscal 2009 and 15.0% of revenue for Fiscal 2008. The change in gross profit for Fiscal 2009 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal 2009	Percent of Revenues	Fiscal 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent
Revenues	$220,103	100.0%	$204,201	100.0%	$15,902	7.8%

Personnel costs	105,562	48.0	97,762	47.9	7,800	8.0
School operating costs	29,405	13.4	26,769	13.1	2,636	9.8
Rent and other	56,152	25.5	49,019	24.0	7,133	14.6

Cost of services	191,119	86.8	173,550	85.0	17,569	10.1

Gross profit	$28,984	13.2%	$30,651	15.0%	$(1,667)	(5.4)%

The table below shows the change in gross profit for Fiscal 2009 as compared to the same period in the prior year for Comparable Schools:

	Fiscal 2009	Percent of Revenues	Fiscal 2008	Percent of Revenues	Change Amount Increase	Percent Increase (decrease)
Revenues	$185,103	100.0%	$187,445	100.0%	$(2,342)	(1.2)%

Personnel costs	87,382	47.2	88,363	47.1	(981)	(1.1)
School operating costs	24,228	13.1	24,260	12.9	(32)	(0.1)
Rent and other	43,676	23.6	43,638	23.3	38	0.1

Cost of services	155,286	83.9	156,261	83.4	(975)	(0.6)

Gross profit	29,817	16.1%	31,184	16.6%	(1,367)	(4.4)%

The table below shows comparative information as a percent of revenue for Core Schools, New Schools and Acquired Schools:

	Fiscal 2009	Percentage of Revenue	Fiscal 2008	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools
Number of schools	144		135
Revenue	$185,103	100.0%	$172,356	100.0%	$12,747	7.4%
Personnel Cost	87,382	47.2	81,191	47.1	6,191	7.6
School Operating Cost	24,228	13.1	22,687	13.2	1,541	6.8
Rent and Other	43,676	23.6	39,506	22.9	4,170	10.6

Gross Profit	$29,817	16.1%	$28,972	16.8%	$845	2.9%

New Schools
Number of schools	9		8
Revenue	$5,959	100.0%	$7,035	100.0%	$(1,076)	(15.3)%
Personnel Costs	3,319	55.7	3,899	55.4	(580)	(14.9)
School Operating Costs	1,000	16.8	876	12.5	124	14.2
Rent and Other	3,237	54.3	2,658	37.8	579	21.8

Gross Loss	$(1,597)	(26.8)%	$(398)	(5.7)%	$(1,199)	301.3%

Acquired Schools
Number of schools	27		24
Revenue	$26,894	100.0%	$20,249	100.0%	$6,645	32.8%
Personnel Costs	13,220	49.2	9,710	48.0	3,510	36.1
School Operating Costs	3,556	13.2	2,262	11.2	1,294	57.2
Rent and Other	7,150	26.6	5,175	25.6	1,975	38.2

Gross Profit	$2,968	11.0%	$3,102	15.3%	$(134)	(4.3)%

Closed Schools
Number of schools	5		7
Revenue	$1,963	100.0%	$4,366	100.0%	$(2,403)	-55.0%
Personnel Costs	1,641	83.5	2,962	67.8	(1,321)	(44.6)
School Operating Costs	608	31.0	913	20.9	(305)	(33.4)
Rent and Other	2,089	106.4	1,680	38.5	409	24.3

Gross Loss	$(2,374)	(120.9)%	$(1,189)	(27.2)%	$(1,185)	99.7%

Other
Revenue	$184	100.0%	$195	100.0%	$(11)	(5.6)%
Personnel Costs	—	—	—	—	—	—
School Operating Costs	13	6.5	31	15.9	(18)	(58.1)
Rent and Other	—	—	—	—	—	—

Gross Profit	$172	93.5%	$164	84.1%	$8	4.9%

Total
Revenue	$220,103	100.0%	$204,201	100.0%	$15,902	7.8%
Personnel Costs	105,562	48.0	97,762	47.9	7,800	8.0
School Operating Costs	29,405	13.4	26,769	13.1	2,636	9.8
Rent and Other	56,152	25.5	49,019	24.0	7,133	14.6

Gross Profit	$28,984	13.2%	$30,651	15.0%	$(1,667)	(5.4)%

Gross profit for Core Schools decreased as a percentage of revenue, to 16.1% during Fiscal 2009 as compared to 16.8% for Core Schools as they were reported in the prior fiscal year.

Gross loss as a percentage of revenue from New Schools worsened to (26.8%) during Fiscal 2009 as compared to (5.7%) during Fiscal 2008. New Schools for the Fiscal 2009 period include nine schools as compared to eight schools for the Fiscal 2008 period. One of the new schools included in the Fiscal 2008 period was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market). Another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent costs and which was immediately accretive. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments and are more typical of New Schools.

Gross profit from Acquired Schools during Fiscal 2009 was negatively impacted primarily by the results of one Camelback Desert School (CDS) with gross losses of $259,000. This loss had a negative 125 basis point impact on gross profit percentages for continuing operations for Fiscal 2009. As previously described by the Company, CDS was acquired for the strong demographic characteristics of the Phoenix, Arizona market. The Company believes that under its management the school may perform more in line with current, well-operated schools’ financial performance as best practices are adopted at this school and the requisite time passes for local market acceptance which may be extended due to local market conditions. The Company has an early lease termination option to protect itself without continuing liability in the case that it is not able to obtain the desired financial performance after a certain period of time.

General and administrative expenses

During Fiscal 2009, general and administrative expenses increased $210,000, or 1.1%, to $18,726,000 from $18,516,000 for Fiscal 2008. Fiscal 2009 general and administrative expenses decreased to 8.5% of revenue as compared to 9.1% for Fiscal 2008.

The overall increase in general and administrative expenses included consulting and professional fees of $368,000 related to the evaluation of whether a sale of the Company was in the best interest of its shareholders, increased legal fees of $286,000 incurred as a result of a lawsuit filed against the Company by the United States Department of Justice and increased amortization expense from acquisitions of $688,000. These increases were offset by a decrease of approximately $945,000 due to lower performance-based incentive compensation (based on targets as determined by the Compensation Committee and approved by the Board of Directors) and the effects of an adjustment of $266,000 that corrected the Company’s accounting for its deferred compensation plan.

Operating Income

As a result of the factors mentioned above, operating income decreased $1,877,000 or 15.5% to $10,258,000 for Fiscal 2009 from $12,135,000 for Fiscal 2008. Operating income decreased in Fiscal 2009 to 4.7% of revenue from 5.9% in Fiscal 2008.

Interest expense

Interest expense increased $506,000 or 106.5% to $981,000 for Fiscal 2009 from $475,000 for Fiscal 2008. This increase corresponded with an increase of average debt outstanding of $14,700,000 during Fiscal 2009 as compared to $5,400,000 during Fiscal 2008. During Fiscal 2009, average debt outstanding increased primarily due to the Company’s use of debt to finance acquisitions, most substantially, the Enchanted Care acquisition with a purchase price and acquisition costs of over $14 million and which closed during the third quarter of Fiscal 2008.

Income tax expense

Income tax expense from continuing operations for Fiscal 2009 was $3,622,000 as compared to $4,621,000 for Fiscal 2008. The Company’s effective tax rate for Fiscal 2009 and Fiscal 2008 was 38.5%. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes.

At June 27, 2009 and June 28, 2008 the Company had net deferred tax assets totaling $301,000 and $47,000, respectively. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Other Income

Other income for Fiscal 2009 decreased $248,000 to $78,000 from $326,000 for Fiscal 2009.

During the second quarter of Fiscal 2008, the Company received a payment of $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations. The settlement of this contract resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.02.

Discontinued operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	Fiscal
	2009	2008
Revenues	$1,761	$2,057
Cost of services	(2,242)	(1,730)
Rent and other	(1,112)	(611)
Closed school lease reserves	(340)	(245)
Gain from sale of schools	—	—
Gain from settlement of sublease	—	1,028

Income (loss) from discontinued operations before income tax benefit	(1,933)	499
Income tax (expense) benefit	764	(186)

Income (loss) from discontinued operations, net of income taxes	$(1,169)	$313

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

Net Income

As a result of the above factors, the Company’s net income was $4,564,000 for Fiscal 2009 as compared to $7,678,000 for Fiscal 2008.

Results of Operations—Fiscal 2008 compared to Fiscal 2007

At June 28, 2008, the Company operated 173 schools. Between June 30, 2007 and June 28, 2008, the Company opened five new preschools, acquired eighteen preschools, one of which was subsequently closed within the same fiscal quarter, and acquired two elementary schools. Included with the acquired preschools were seven before- and after- school program buildings; the Company does not count these facilities or programs as separate schools. Additionally, two preschools were closed during Fiscal 2008.

School counts for Fiscal 2008 and Fiscal 2007 are as follows:

	Fiscal
	2008	2007
Number of schools at the beginning of period	151	150
New	5	3
Acquired	20	6
Closed or sold	(3)	(8)

Number of schools at the end of the period	173	151

As a result of certain school closures during Fiscal 2009 the Company has conformed amounts reported for Fiscal 2008 and Fiscal 2007 to the period ended June 27, 2009. Operating results include three preschools and one elementary school closed during Fiscal 2009, two preschools closed during the Fiscal 2008 and two preschools closed during Fiscal 2007. Results from one elementary school closed during Fiscal 2009, one preschool closed during Fiscal 2008 and six preschools that were closed and sold during Fiscal 2007 are included in the Company’s income (loss) from discontinued operations.

The table below identifies schools and the periods they were acquired or opened for Fiscal 2008 and Fiscal 2007. During Fiscal 2008 the results of one preschool acquired and closed in the same fiscal quarter are not included in the Company’s operating income; rather these results are included in the Company’s income (loss) from discontinued operations. This school is included in the count of Acquired Schools in the table below and in the Acquired Schools and Closed Schools in the roll-forward above.

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	4	—	—	1	5
Acquired	6	—	12	2	20

	10	—	12	3	25

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
New	1	1	1	—	3
Acquired	—	6	—	—	6

	1	7	1	—	9

The following table sets forth certain statement of operations data as a percent of revenue for Fiscal 2008 and Fiscal 2007 (dollars in thousands):

	Fiscal 2008	Percent of Revenues	Fiscal 2007	Percent of Revenues	Change Amount Increase	Percent Increase (decrease)
Revenues	$204,201	100.0%	$180,823	100.0%	$23,378	12.9%

Personnel costs	97,762	47.9	85,782	47.4	11,980	14.0
School operating costs	26,769	13.1	24,399	13.5	2,370	9.7
Rent and other	49,019	24.0	43,278	23.9	5,741	13.3

Cost of services	173,550	85.0	153,459	84.9	20,091	13.1

Gross profit	30,651	15.0	27,364	15.1	3,287	12.0
General and administrative expenses	18,516	9.1	16,993	9.4	1,523	9.0

Operating income	$12,135	5.9%	$10,371	5.7%	$1,764	17.0%

The table below shows the number of schools included in each of the four growth categories for each section where they are respectively discussed below. Note that when presenting Comparable School results, as is the case in regard to Fiscal 2008 and Fiscal 2007, there may be schools included within Comparable School results that were subsequently classified as closed or discontinued operations during Fiscal 2008 or 2009. In this case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10K or as closed schools in the Results of Operations – Fiscal 2008 compared to Fiscal 2007 and they have been removed from Comparable School results as Comparable School results were reported in the Fiscal 2008 Form 10K.

	Fiscal
School Category	2008	2007
Comparable	135	135
Core	135	132
New	8	4
Acquired	24	8

Total	167	144

Schools closed subsequent to reported fiscal year	6	7

Schools operated during reported fiscal year	173	151

Revenue

Revenue for Fiscal 2008 increased $23,378,000 or 12.9% to $204,201,000 from $180,823,000 from Fiscal 2007. This increase was primarily driven by revenues from schools opened or acquired subsequent to the end of Fiscal 2006 of $13,926,000 and an increase in revenues from Comparable schools of $7,073,000 or 4.3% for Fiscal 2008 as compared to Fiscal 2007.

	Fiscal		Increase (decrease)
	2008	2007	Dollar	Percent
Total Company revenue	$204,201	$180,823	$23,378	12.9%

Comparable Schools	$172,356	$165,283	$7,073	4.3%
Schools acquired, opened or closed after July 1, 2006:
Acquired	20,249	6,323	13,926	220.2
New	7,035	2,713	4,322	159.3
Closed	4,366	5,135	(769)	(15.0)
Other	195	1,369	(1,174)	(85.8)

	$204,201	$180,823	$23,378	12.9%

Revenue increases from Comparable Schools were primarily the results of average tuition increases of approximately 3.8% and an increase in average enrollments.

Other, non-school revenues decreased by $1,174,000 during Fiscal 2008 as compared to Fiscal 2007. This decrease was the result of a reduction in back office management services contracts and sublease terminations with third parties.

Revenue trends

In comparing Fiscal 2008 to Fiscal 2007, revenue growth continued to be generated by each of the four growth initiative categories. The revenue results of each of the four revenue growth categories for Fiscal 2008 (schools acquired, opened or closed subsequent to July 1, 2006) and Fiscal 2007 (schools acquired, opened or closed subsequent to July 2, 2005) are as follows:

	Fiscal 2008	Percent of Revenue (1)	Fiscal 2007	Percent of Revenue (1)
Core Schools	$172,356	84.4%	$157,764	87.2%
New Schools	7,035	3.4	4,503	2.5
Acquired Schools	20,249	9.9	12,051	6.7
Closed schools and other	4,561	2.2	6,505	3.6

	$204,201	100.0%	$180,823	100.0%

(1)	Percent of revenue may not total due to rounding.

New School revenue increased as a percentage of total revenue to 3.4% from Fiscal 2008 as compared to 2.5% from Fiscal 2007. This increase was the result of eight New Schools operating during Fiscal 2008 compared to four New Schools operating during Fiscal 2007.

Acquired School revenue increased as a percentage of total revenue to 9.9% for Fiscal 2008 as compared to 6.7% for Fiscal 2007. Thirteen of the Acquired Schools from Fiscal 2008 were acquired subsequent to the second quarter of the fiscal year, whereas all schools included in Acquired Schools for Fiscal 2007 were acquired prior to or during the first quarter of Fiscal 2007.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit and participant rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of New Schools, personnel costs tend to be higher as a percentage of revenue as a base level of personnel and associated costs are established in the early years of a school’s life and which are expected to leverage as enrollments increase. It is important to note that preschool staffing ratios are mandated by state requirements which can result in very low teacher to student ratios when class sizes are not optimal. This is not the case in K+ schools where no such requirements exist.

For Fiscal 2008, personnel costs increased $11,980,000 or 14.0% to $97,762,000 from $85,782,000 for Fiscal 2007. This increase was primarily driven by an increase in personnel costs from schools acquired or newly opened subsequent to July 1, 2006 of $9,301,000 and an increase in personnel costs from Comparable Schools of $3,079,000.

	Fiscal		Increase (decrease)
	2008	2007	Dollar	Percent
Total Company	$97,762	$85,782	$11,980	14.0%

Comparable Schools	$81,191	$78,112	$3,079	3.9%

Schools acquired, opened or closed after July 1, 2006:
Acquired	9,710	2,723	6,987	256.6
New	3,898	1,584	2,314	146.1
Closed	2,963	3,363	(400)	(11.9)

	$97,762	$85,782	$11,980	14.0%

Personnel costs increased to 47.9% of revenue for Fiscal 2008 as compared to 47.4% for Fiscal 2007. This increase of 50 basis points consisted of the following:

	Percentage of Revenue
	Fiscal	Fiscal
	2008	2007
Total Company	47.9%	47.4%

Comparable Schools	47.1%	47.2%
Schools acquired or opened subsequent to July 1, 2006 for Fiscal 2008 and July 2, 2005 for Fiscal 2007:
Core Schools	47.1%	47.2%
Acquired Schools	48.0%	46.8%
New Schools	55.4%	50.1%

Comparable Schools’ personnel costs as a percentage of revenue decreased ten basis points as a result of an increase in wage rates and benefit costs was offset by an efficient utilization of payroll hours and personnel.

Personnel costs as a percentage of revenue at New Schools increased 530 basis points as the eight New Schools which operated during Fiscal 2008 included one “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market) and one school included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator and already had an existing revenue stream. Fiscal 2008 also included the operations of six additional schools which were newly opened in less developed markets. Three of the four new schools operated during Fiscal 2007 were either land banked schools or an already operating contract school.

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

For Fiscal 2008, school operating costs increased $2,370,000 or 9.7% to $26,769,000 from $24,399,000 for Fiscal 2007. This increase was primarily driven by an increase in school operating costs from new and acquired schools offset by decreased costs in Comparable and Closed Schools.

	Fiscal		Increase (decrease)
	2008	2007	Dollar	Percent
Total Company	$26,769	$24,399	$2,370	9.7%

Comparable Schools	$22,687	$22,266	$421	1.9%
Schools acquired, opened or closed after July 1, 2006:
Acquired	2,262	563	1,699	301.8
New	876	314	562	179.0
Closed	914	1,123	(209)	(18.6)
Other	30	133	(103)	(77.4)

	$26,769	$24,399	$2,370	9.7%

School operating costs decreased to 13.1% of revenue for Fiscal 2008 as compared to 13.5% for Fiscal 2007. This decrease of 40 basis points consisted of the following:

	Percentage of Revenue
	Fiscal	Fiscal
	2008	2007
Total Company	13.1%	13.5%

Comparable Schools	13.2%	13.5%
Schools acquired or opened subsequent to July 1, 2006 for Fiscal 2008 and July 2, 2005 for Fiscal 2007:
Core Schools	13.2%	13.5%
Acquired Schools	11.2%	11.3%
New Schools	12.5%	10.5%

School operating costs as a percentage of revenue from Comparable Schools operated by the Company during the entire year for Fiscal 2008 and Fiscal 2007 decreased forty basis points. This decrease was the result of a forty basis point reduction in program costs and bad debt expense partially offset by increased food and facility maintenance costs.

School operating costs as a percentage of revenue at New Schools increased 200 basis points as the eight New Schools which operated during Fiscal 2008 included one “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market) and one school included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator. Fiscal 2008 also included the operations of six additional schools which were newly opened in less developed markets. Three of the four new schools operated during Fiscal 2007 were either land banked schools or an already operating contract school.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property insurance, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. This category of costs is relatively fixed in nature with increases related to contractual obligations, changes in marketing initiatives and the addition of new or acquired schools. In the case of New Schools, management expects these costs to be leveraged as enrollments ramp up.

For Fiscal 2008, rent and other costs increased $5,741,000 or 13.3% to $49,019,000 from $43,278,000 for Fiscal 2007. This increase was primarily driven by an increase in rent and other costs from acquired, new and closed schools partially offset by a decrease in rents and depreciation of equipment related to a property subleased through the Company. During Fiscal 2007, the lease rights to this property were transferred by the Company to the subtenant and the Company no longer has any obligations for that property.

	Fiscal		Increase (decrease)
	2008	2007	Dollar	Percent
Total Company	$49,019	$43,278	$5,741	13.3%

Comparable Schools	$39,506	$38,491	$1,015	2.6%
Schools acquired, opened or closed after July 1, 2006:
Acquired	5,175	1,715	3,460	201.7
New	2,658	864	1,794	207.6
Closed	1,680	1,635	45	2.8
Other	—	573	(573)	(100.0)

	$49,019	$43,278	$5,741	13.3%

Rent and other costs increased to 24.0% of revenue for Fiscal 2008 as compared to 23.9% for Fiscal 2007. This increase of 150 basis points consisted of the following:

	Percentage of Revenue
	Fiscal	Fiscal
	2008	2007
Total Company	24.0%	23.9%

Comparable Schools	22.9%	23.2%
Schools acquired or opened subsequent to July 1, 2006 for Fiscal 2008 and July 2, 2005 for Fiscal 2007:
Core Schools	22.9%	23.6%
Acquired Schools	25.6%	22.3%
New Schools	37.8%	27.1%

Rent and other costs as a percentage of revenue from Comparable Schools operated by the Company during the entire year for Fiscal 2008 and Fiscal 2007 decreased thirty basis points. Reductions in insurance premiums and workers compensation and property damage claims retained by the Company, vehicle lease and marketing costs as a percentage of Comparable School revenue was partially offset by increased rent and property taxes of approximately forty-six basis points.

Rent and other costs as a percentage of revenue at New Schools increased 200 basis points as the eight New Schools which operated during Fiscal 2008 included one “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market) and one school included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent costs. Fiscal 2008 also included the operations of six additional schools which were newly opened in less developed markets. Three of the four new schools operated during Fiscal 2007 were either land banked schools or an already operating contract school.

Gross profit

As a result of the factors mentioned above, gross profit for Fiscal 2008 increased $3,287,000 or 12.0% to $30,651,000 from $27,364,000 for Fiscal 2008. Gross profit was 15.0% of revenue for Fiscal 2008 and 15.1% of revenue for Fiscal 2007. The change in gross profit for Fiscal 2008 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal 2008	Percent of Revenues	Fiscal 2007	Percent of Revenues	Change Amount Increase	Percent Increase (decrease)
Revenues	$204,201	100.0%	$180,823	100.0%	$23,378	12.9%

Personnel costs	97,762	47.9	85,782	47.4	11,980	14.0
School operating costs	26,769	13.1	24,399	13.5	2,370	9.7
Rent and other	49,019	24.0	43,278	23.9	5,741	13.3

Cost of services	173,550	85.0	153,459	84.9	20,091	13.1

Gross profit	$30,651	15.0%	$27,364	15.1%	$3,287	12.0%

The table below shows the change in gross profit for Fiscal 2008 as compared to the same period in the prior year for Comparable Schools:

	Fiscal 2008	Percent of Revenues	Fiscal 2007	Percent of Revenues	Change Amount Increase	Percent Increase
Revenues	$172,356	100.0%	$165,283	100.0%	$7,073	4.3%

Personnel costs	81,191	47.1	78,112	47.3	3,079	3.9
School operating costs	22,687	13.2	22,266	13.5	421	1.9
Rent and other	39,506	22.9	38,491	23.3	1,015	2.6

Cost of services	143,384	83.2	138,869	84.0	4,515	3.3

Gross profit	$28,972	16.8%	$26,414	16.0%	$2,558	9.7%

The table below shows comparative information as a percent of revenue for Core Schools, New Schools and Acquired Schools:

	Fiscal 2008	Percentage of Revenue	Fiscal 2007	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools
Number of schools	135		132
Revenue	$172,356	100.0%	$157,764	100.0%	$14,592	9.2%
Personnel Cost	81,191	47.1	74,515	47.2	6,676	9.0
School Operating Cost	22,687	13.2	21,327	13.5	1,360	6.4
Rent and Other	39,506	22.9	37,161	23.6	2,345	6.3

Gross Profit	$28,972	16.8%	$24,761	15.7%	$4,211	17.0%

New Schools
Number of schools	8		4
Revenue	$7,035	100.0%	$4,503	100.0%	$2,532	56.2%
Personnel Costs	3,899	55.4	2,258	50.1	1,641	72.7
School Operating Costs	876	12.5	473	10.5	403	85.2
Rent and Other	2,658	37.8	1,220	27.1	1,438	117.9

Gross Profit (Loss)	$(398)	(5.7)%	$552	12.3%	$(950)	(172.1)%

Acquired Schools
Number of schools	24		8
Revenue	$20,249	100.0%	$12,051	100.0%	$8,198	68.0%
Personnel Costs	9,710	48.0	5,644	46.8	4,066	72.0
School Operating Costs	2,262	11.2	1,364	11.3	898	65.8
Rent and Other	5,175	25.6	2,689	22.3	2,486	92.5

Gross Profit	$3,102	15.3%	$2,354	19.5%	$748	(31.8)%

Closed Schools
Number of schools	7		7
Revenue	$4,366	100.0%	$5,133	100.0%	$(767)	(14.9)%
Personnel Costs	2,962	67.8	3,365	65.6	(403)	(11.9)
School Operating Costs	913	20.9	1,122	21.9	(209)	(18.5)
Rent and Other	1,680	38.5	1,635	31.9	45	2.8

Gross Loss	$(1,189)	(27.3)%	$(989)	(19.3)%	$(200)	20.2%

Other
Revenue	$195	100.0%	$1,372	100.0%	$(1,177)	(85.8)%
Personnel Costs	—	—	—	—	—	n.a.
School Operating Costs	31	15.9	113	8.2	(82)	(71.8)
Rent and Other	—	—	573	41.8	(573)	n.a.

Gross Profit	$164	84.1%	$686	50.0%	$(522)	(76.2)%

Total
Revenue	$204,201	100.0%	$180,823	100.0%	$23,378	12.9%
Personnel Costs	97,762	47.9	85,782	47.4	11,980	14.0
School Operating Costs	26,769	13.1	24,399	13.5	2,370	9.7
Rent and Other	49,019	24.0	43,278	23.9	5,741	13.3

Gross Profit	$30,651	15.0%	$27,364	15.1%	$3,287	12.0%

Gross profit for Core Schools increased as a percentage of revenue, to 16.8% during Fiscal 2008 as compared to 15.7% for Core Schools as they were reported in the prior fiscal year.

Gross profit for New Schools declined during Fiscal 2008 to (5.7%) of revenue as compared to 12.3% for those New Schools reported in the prior fiscal period. New Schools which operated during Fiscal 2008 included one “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed (hence able to ramp up quickly due to a more mature market) and another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent costs and which was immediately accretive. However Fiscal 2008 also included the operations of six additional schools which were newly opened in less developed markets whereas three of the four new schools operated during Fiscal 2007 were either land banked schools or an already operating contract school.

Gross profit for Acquired Schools declined during Fiscal 2008 to 15.3% of revenue as compared to 19.5% for those reported in the prior fiscal year. Acquired schools in Fiscal 2008 reflect the performance of 24 schools compared to eight schools in Fiscal 2007. Acquired school performance for Fiscal 2008 is lower due to the fact that several of the acquired schools are relatively new and in the early stages of their ramp-up.

General and administrative expenses

General and administrative expenses for Fiscal 2008 increased $1,523,000 to $18,516,000 from $16,993,000 for Fiscal 2007. General and administrative expenses decreased to 9.1% of revenue for Fiscal 2008 from 9.4% of revenue for Fiscal 2007.

The overall increase in general and administrative expenses was driven by several items including increased consulting and professional fees of $640,000 primarily attributable to the Company’s update of its strategic plan and work performed for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, amortization cost from acquisitions of $412,000, increased corporate personnel costs of $215,000, costs of $210,000 for potential new schools that were cancelled either due to recent acquisitions making the new schools duplicative to a certain market or failure to reach a lease agreement or construction budget with acceptable economic terms, recruiting fees and relocation costs of $143,000, training and seminar costs of $94,000, board fees of $65,000 and other increased general and administrative costs of $104,000. These increases were offset by a decrease in corporate depreciation expense of $360,000 primarily due to the retirement of the Company’s payroll system during Fiscal 2007.

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

Operating Income

As a result of the factors mentioned above, operating income increased $1,764,000 or 17.0% to $12,135,000 for Fiscal 2008 from $10,371,000 for Fiscal 2007. Operating income increased in Fiscal 2008 to 5.9% of revenue from 5.7% in Fiscal 2007.

Interest expense

Interest expense decreased $910,000 or 65.7% to $475,000 for Fiscal 2008 from $1,385,000 for Fiscal 2007.

The decrease was the result of two factors: 1) a reduction of average debt outstanding and lower average rates during Fiscal 2008 as compared to Fiscal 2007 and, 2) during the second quarter of Fiscal 2007, the Company’s senior debt with Harris Bank N.A. was extinguished and the Company recognized $562,000 of unamortized loan origination fees associated with the Prior Credit Agreement (as defined below) included in interest expense. This resulted in a charge to Fiscal 2007 basic and diluted earnings per share of $0.04 and $0.03, respectively.

Income tax expense

Income tax expense from continuing operations for Fiscal 2008 was $4,621,000 as compared to $5,021,000 for Fiscal 2007. The Company’s effective tax rate for Fiscal 2008 was 38.5%, the Company’s effective tax rate for Fiscal 2007 was 39.0%. Income tax expense was computed by applying estimated effective income tax rates to the income or loss before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state income taxes and non-deductible expenses and credits.

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

Other income for Fiscal 2007 primarily resulted from a $2,500,000 subordinated note receivable the Company had previously fully reserved that was due May 2005. In addition to the $2,500,000 note receivable, the Company had acquired a $1,000,000 debt obligation of the same entity for $200,000. The entity paid the Company $3,510,000 resulting in the recognition of $3,300,000 of other income and an increase in basic and diluted earnings per share of $00.22 and $0.19, respectively.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The payments to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations and an increase to Fiscal 2007 basic and diluted earnings per share of $0.02.

Discontinued operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented.

The operating results for discontinued operations in the statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	Fiscal
	2008	2007
Revenues	$2,057	$6,149
Cost of services	(1,730)	(5,141)
Rent and other	(611)	(1,665)
Closed school lease reserves	(245)	(2,027)
Gain from sale of schools	—	1,900
Gain from settlement of sublease	1,028	—

Income (loss) from discontinued operations before income tax benefit	499	(784)
Income tax (expense) benefit	(186)	313

Income (loss) from discontinued operations, net of income taxes	$313	$(471)

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

Management periodically analyzes the profitability of existing schools and the Company’s real estate portfolio to identify schools that are underperforming or do not fit its business model, demographic or cluster strategies. The Company will then develop plans either to improve these schools or remove them from its portfolio. During Fiscal 2007, management initiated a plan to sell seven schools with demographic or cluster characteristics that were inconsistent with the Company’s long term strategy. During Fiscal 2007, the Company completed the sale each of these schools and received net proceeds of approximately $4,020,000, resulting in a gain before tax of $1,900,000. The sale of these schools resulted in an increase to Fiscal 2007 basic and diluted earnings per share of $0.13 and $0.11, respectively.

During Fiscal 2007, one property that had been previously occupied under a sublease was vacated. During the third quarter of Fiscal 2007, the Company entered into an agreement to sublease this property. Under the terms of the agreement, the Company was obligated to pay rent and property taxes on behalf of the subtenant through May 31, 2008. Based upon the terms of this agreement, the Company increased the reserve related to this closed school by $1,284,000. The reserve amount also includes estimated legal and broker fees that had been incurred to consummate this transaction.

Net Income

As a result of the above factors, the Company’s net income was $7,678,000 for Fiscal 2008 as compared to $7,365,000 for Fiscal 2007.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its Revolving Credit Commitment under the 2008 Credit Agreement. Principal uses of liquidity are debt service, capital expenditures related to the renovation and maintenance of its existing schools and capital expenditures related to new school development, furniture, fixtures, technology and curriculum. During Fiscal 2009, the Company also used $7,196,000 for the acquisition of nine school businesses. Under the 2008 Credit Agreement, at June 27, 2009, there was $13,525,000 outstanding and at September 4, 2009, there was $26,825,000 outstanding. In addition, there was $2,615,000 outstanding for letters of credit as of June 27, 2009 and September 4, 2009, respectively. The total unused and available portion of the 2008 Credit Agreement, after allowance for the letters of credit, at June 27, 2009 was $58,860,000 and at September 4, 2009 was $45,560,000.

Cash provided by operating activities for Fiscal 2009, 2008 and 2007 was $12,787,000, $14,333,000 and $19,004,000, respectively. The $1,546,000 decrease in Fiscal 2009 as compared to Fiscal 2008 was primarily due to a decrease in net income of $3,114,000 and a decrease in cash from working capital items of $2,704,000 which were partially offset by an increase from adjustments to net income of $4,272,000. The increase in adjustments to net income included an increase in depreciation and amortization expense of $2,767,000 during Fiscal 2009 as compared to Fiscal 2008 and a gain from a sublease settlement which is due to the Company as a long-term note receivable during Fiscal 2008 for $1,028,000 net of unamortized interest income.

Cash used in investing activities for Fiscal 2009, 2008 and 2007 was $14,646,000, $29,353,000 and $11,233,000, respectively. The $14,707,000 decrease in Fiscal 2009 as compared to Fiscal 2008 was primarily due to a decrease of cash used for acquisitions of $13,865,000 as the Company completed five acquisitions adding nine schools totaling $7,196,000 during Fiscal 2009 as compared to five acquisitions adding twenty schools, totaling $21,061,000 during Fiscal 2008. The purchase of capital assets decreased $672,000 to $7,450,000 during Fiscal 2009 as compared to $8,122,000 during Fiscal 2008 as the Company opened four new schools during Fiscal 2009 as compared to five new schools during Fiscal 2008, the Company also made an investment of $170,000 to its Spanish curriculum during Fiscal 2008.

Cash provided by financing activities for Fiscal 2009 was $1,581,000 compared to cash provided by financing activities in Fiscal 2008 of $12,270,000 and cash used in financing activities in Fiscal 2007 of $13,794,000. Cash provided in Fiscal 2009 was primarily due to the net proceeds from borrowing activities of $1,025,000 during Fiscal 2009 compared to net proceeds of borrowings of $12,500,000 during Fiscal 2008.

As a result of the above cash flow activity, total cash and cash equivalents decreased by $278,000 from $1,064,000 at June 28, 2008 to $786,000 at June 27, 2009.

Revolving Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of June 27, 2009 outstanding borrowings equaled $13,525,000 and outstanding letters of credit were $2,615,000 respectively.

The Company’s obligation under its 2008 Credit Agreement, as well as under the Prior Credit Agreement, bear interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. The applicable rate as of June 27, 2009 is both (1) a selected LIBOR rate plus a debt to defined EBITDA-indexed rate or (2) the defined base rate plus a debt to defined EBITDA-indexed rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest based on selected LIBOR rate plus a debt to defined EBITDA-indexed rate. The range of EBITDA-indexed rates applicable for each of the agreements Fiscal 2009 and Fiscal 2008 was as follows:

	October 26, 2006 - June 5, 2008	June 6, 2008 - June 27, 2009
LIBOR rate plus debt to defined EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	0.00% - 0.50%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA-indexed rate	1.00% - 2.00%	1.15% - 2.40%

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

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties, such as letters of credit. At June 27, 2009, letter of credit commitments totaled $2,615,000.

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

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at June 27, 2009 (dollars in thousands): Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at June 27, 2009 (dollars in thousands):

	Total	For Fiscal Year
		2010	2011	2012	2013	2014	Thereafter
Long term debt obligations including contractual interest	$15,349	$456	$456	$456	$13,981	$—	$—
Letters of credit	2,615	2,615	—	—	—		—
Operating leases	337,790	40,150	38,287	34,624	31,471	28,698	164,560

Total	$355,754	$43,221	$38,743	$35,080	$45,452	$28,698	$164,560

Net operating lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount includes the net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if a sublessee defaults under their sublease with the Company or if the Company is successful in subleasing additional closed schools, extending existing sublease agreements or mitigating the commitment in some other form. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2010 and 2017. Most of the above real estate leases contain annual rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all leases included in continuing operations was $37,376,000, $32,254,000 and $28,298,000 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Most of the above leases are triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs, which are not included in the amounts presented above. Most of the above leases contain rent increases based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule.

At June 27, 2009, there were nine leased properties included in discontinued operations, six of these properties were sub-leased, three of which remain vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If such parties under the sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. The operating lease commitments reflected above do not reflect sublease amounts due to the Company of $8,390,000. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on the respective property. Additionally, one of the vacant schools included in discontinued operations that was closed during the fourth quarter of the Fiscal 2009. The school has been closed and will remain closed contingent upon the landlord remediating the property to a usable condition. Based upon the provisions of the lease to this property, the Company has notified the property’s owner of issues in regard to the physical condition of the property and has terminated rent payments to the landlord. If and when the landlord makes the repairs as required by the lease provisions, the Company may reopen the property. As the resolution of the Company’s actions with the landlord is not currently known, the Company has not included a liability for future lease payments it may or may not be subject to in regard to this property. As of June 27, 2009 the future lease payments under the original terms of the lease total $1,113,000.

In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party during or before Fiscal 2000 and four properties during Fiscal 2007 (the

“Guaranteed Properties”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is diminimus, and therefore, has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at June 27, 2009 is $498,000.

Capital Expenditures

Company funded capital expenditures for new school development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the school. The capital expenditure funds to open or acquire these schools were provided by cash flow from operations, the Company’s Revolving Credit Agreement or asset sales. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and in some cases to extend the service life of the school. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2009, this limitation was $13,000,000.

Capital expenditures were as follows (dollars in thousands):

	Fiscal
	2009	2008	2007
New school development	$2,789	$1,716	$1,054
Renovations and equipment purchases	3,815	4,932	5,471
Corporate and information systems	846	1,474	987

	$7,450	$8,122	$7,512

During Fiscal 2009, the Company opened four new preschools, acquired six preschools and three elementary schools, and added three new preschools which opened during the first quarter of Fiscal 2010. During Fiscal 2008, the Company opened five new preschools and acquired eighteen preschools and two elementary schools. During Fiscal 2007, the Company opened three new preschools and acquired six preschools.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) is intended to become the source of the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritiative. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 27, 2009. The required disclosures upon adoption of this statement can be found in Note 25.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. FAS 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 154-4 is effective for interim and annual reports ending after June 15, 2009. The adoption of FSP No. 157-4 has not had a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosures in summarized financial information at interim periods. The adoption of FSP No. FAS 107-1 and APB 28-1 has not had a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective fiscal years and interim periods beginning after December 15, 2008 and will be applicable to the Company during the first quarter of Fiscal 2010. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. The Company does not anticipate the adoption of this FSP to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard during Fiscal 2009, and the required tabular disclosures can be found at Note 11.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. SFAS 141(R) will be applicable to the Company during the first quarter of Fiscal

2010. The Company is evaluating the effect the implementation of SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be re-characterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 will be applicable to the Company during the first quarter of Fiscal 2010. The Company does not anticipate the adoption of this standard to have a material impact on its financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be immaterial to the Company’s consolidated financial statements.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements. The following accounting policies are critical to the preparation of the Company’s consolidated financial statements due to the estimation process and judgment involved in their application.

Recognition of Revenues:

The recognition of net revenues meets the following criteria: the existence of an arrangement through a registration, an enrollment agreement or a contract, the rendering of educational services over time, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other revenues, reduced by discounts. Fees are received for registration, other educational services and management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as services are performed. Tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

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

There were no impairment charges recorded during Fiscal 2009, Fiscal 2008 or Fiscal 2007.

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

For Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for each of these fiscal years indicated that no impairment existed for the Company’s reporting units, as such, the Company did not record any goodwill impairments; however, there can be no assurance that such a charge will not be recorded in future periods.

Lease Reserves:

In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures when the lease is terminated or at the “cease use” date rather than at the date of a commitment to an exit or disposal plan.

Stock Compensation:

Effective July 3, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. Under that method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on and subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ requisite service period, generally the vesting period. Stock compensation expense is recognized only for the grants expected to vest, which is total estimated value less estimated forfeitures.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has interest rate exposure as a result of the 2008 Credit Agreement. The 2008 Credit Agreement and the Prior Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $48,000 and $32,000 during Fiscal 2009 and Fiscal 2008, respectively. As of June 27, 2009, under the 2008 Credit Agreement the Company had outstanding $13,525,000 in borrowings and $2,615,000 in letter of credit commitments.

Interest Rate Swap Agreement

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At June 27, 2009 and June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and 2.74% through April 28, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate. The market value of the interest rate swap agreements was a long-term net liability balance of $246,000 at June 27, 2009 and a long-term net asset balance of $13,000 at June 28, 2008. The Company utilized the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Unrealized net losses of $160,000 and unrealized net gains of $9,000 and are included as a component of Accumulated Other Comprehensive Loss for Fiscal 2009 and Fiscal 2008, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary financial information specified by this Item, together with the Reports of the Company’s independent registered public accounting firm thereon, are included in this Annual Report on Form 10-K on pages F-1 through F-30 below.

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

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment management believes that, as of June 27, 2009, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of June 27, 2009 and their report dated September 8, 2009 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Nobel Learning Communities, Inc.

We have audited Nobel Learning Communities, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nobel Learning Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nobel Learning Communities, Inc. and subsidiaries as of June 27, 2009 and June 28, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the fiscal years (52 weeks) ended June 27, 2009, June 28, 2008 and June 30, 2007, and our report dated September 8, 2009, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

September 8, 2009

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

Exhibit Number	Description of Exhibit
3.1	The Registrant’s Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.)

3.2	The Registrant’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995 and incorporated herein by reference.)

3.3	The Registrant’s Amended and Restated By-laws as modified August 27, 2008. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation of the Series A Junior Preferred Stock (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008, and incorporated herein by reference.)

4.1	Executive Nonqualified Excess Plan of Registrant Plan Document (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.2	Executive Nonqualified Excess Plan of Registrant Adoption Agreement (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.3	Rights Agreement, dated as of July 20, 2008, between the Registrant and StockTrans, Inc. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.1	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.2	Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.3	Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.4*	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

10.5*	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

10.6	Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.7	First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.8	Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.9*	Omnibus Incentive Equity Compensation Plan of the Registrant, (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124247) filed on April 22, 2005 and incorporated herein by reference.)

10.10	Employment Agreement dated as of May 10, 2006 between the Registrant and Lee Bohs. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2006 and incorporated herein by reference.)

10.11	Form of Incentive Stock Option Certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.12	Form of Non-Qualified Stock Option Agreement (Non-Employee Director), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.13	Form of Non-Qualified Stock Option Agreement (Employee), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.14	Form of Stock Award certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.15	Amendment and Restated Employment Agreement between the Registrant and George Bernstein, dated as of April 6, 2007 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007 and incorporated herein by reference.)

10.16	Amendment to the Amended and Restated Employment Agreement between the Registrant and George Bernstein, dated as of May 8, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2008 and incorporated herein by reference.)

10.17	Second Amended and Restated Employment Agreement between the Registrant and George Bernstein, dated as of October 22, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2008 and incorporated herein by reference.)

10.18	Severance Agreement dated as of April 6, 2007 between the Registrant and George Bernstein. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.19	Severance Agreement dated as of April 6, 2007 between the Registrant and Thomas Frank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.20	Severance Agreement dated as of April 6, 2007 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.21	Severance Agreement dated as of April 6, 2007 between the Registrant and Jeanne Marie Welsko. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.22	Severance Agreement dated as of April 6, 2007 between the Registrant and Osborne F. Abbey. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.23	Severance Agreement dated as of April 6, 2007 between the Registrant and G. Lee Bohs. (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.24	Amended and Restated Credit Agreement with Harris N.A., as agent for the lenders, dated as of June 6, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2008, and incorporated herein by reference.)

10.25	Amended and Restated Security Agreement, dated as of June 6, 2005 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 11, 2008 and incorporated herein by reference.)

10.26	Employment Agreement dated August 19, 2008 between the Registrant and Dr. Susan W. Race. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2008, and incorporated herein by reference).

10.27	Severance Agreement dated September 15, 2008 between the Registrant and Dr. Susan W. Race. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 24, 2008, and incorporated herein by reference).

10.28	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and Thomas Frank. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.29	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

10.30	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and Jeanne Marie Welsko. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

10.31	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and G. Lee Bohs. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

10.32	First Amendment to Second Amendment and Restated Employment Agreement dated as of May 1, 2009 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-W, filed May 1, 2009, and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics of the Registrant, as adopted June 3, 2004. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2004, and incorporated herein by reference.)

16.1	Letter from BDO Seidman, LLP to the SEC, dated June 6, 2007 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on June 8, 2007, and incorporated herein by reference.)

21.1	List of subsidiaries of the Registrant. (Filed herewith.)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

*	Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*)

(c)	Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2009	NOBEL LEARNING COMMUNITIES, INC

	By:	/S/ GEORGE H. BERNSTEIN
George H. Bernstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date

/S/ GEORGE H. BERNSTEIN George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	September 4, 2009

/S/ THOMAS FRANK Thomas Frank	Chief Financial Officer (Principal Financial and Accounting Officer)	September 4, 2009

/S/ THERESE KREIG CRANE Therese Kreig Crane	Director	September 4, 2009

/S/ DAVID BEALE David Beale	Director	September 4, 2009

/S/ STEVEN B. FINK Steven B. Fink	Director	September 4, 2009

/S/ PETER H. HAVENS Peter H. Havens	Director	September 4, 2009

/S/ RICHARD J. PINOLA Richard J. Pinola	Director	September 4, 2009

/S/ MICHAEL J. ROSENTHAL Michael J. Rosenthal	Director	September 4, 2009

/S/ RALPH SMITH Ralph Smith	Director	September 4, 2009

/S/ DAVID L. WARNOCK David L. Warnock	Director	September 4, 2009

SCHEDULE II

Nobel Learning Communities, Inc.

Valuation and Qualifying Accounts.

(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Balance at end of period
Year ended June 27, 2009
Allowance for doubtful accounts	$227	482	(408)	$301

Year ended June 28, 2008
Allowance for doubtful accounts	$187	312	(272)	$227

Year ended June 30, 2007
Allowance for doubtful accounts	$698	588	(1,099)	$187

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nobel Learning Communities, Inc.

We have audited the accompanying consolidated balance sheets of Nobel Learning Communities, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the fiscal years (52 weeks) ended June 27, 2009, June 28, 2008, and June 30, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nobel Learning Communities, Inc. and subsidiaries as of June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for the fiscal years (52 weeks) ended June 27, 2009, June 28, 2008, and June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nobel Learning Communities, Inc. and subsidiaries’ internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2009 expressed unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

September 8, 2009

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 27, 2009	June 28, 2008
ASSETS
Cash and cash equivalents	$786	$1,064
Customer accounts receivable, less allowance for doubtful accounts of $301 at June 27, 2009 and $227 at June 28, 2008	802	922
Note receivable, current portion	500	—
Deferred tax asset	443	221
Prepaid rent	3,336	3,086
Prepaid expenses and other current assets	2,912	3,467

Total Current Assets	8,779	8,760

Property and equipment, at cost	79,935	76,253
Accumulated depreciation and amortization	(51,185)	(48,155)

Property and equipment, net	28,750	28,098

Goodwill	71,489	65,223
Intangible assets, net	6,725	7,080
Note Receivable	693	1,138
Deposits and other assets	3,139	2,849

Total Assets	$119,575	$113,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$19,386	$18,606
Income taxes payable	438	1,271
Current portion of lease obligations	274	265
Deferred revenue	14,526	15,003

Total Current Liabilities	34,624	35,145

Long-term obligations	13,525	12,500
Long-term portion of lease obligations	686	800
Deferred tax liability	142	174
Other long term liabilities	1,712	1,615

Total Liabilities	50,689	50,234

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,497,409 and 10,394,177 shares issued and outstanding at June 27, 2009 and June 28, 2008, respectively	10	10
Additional paid-in capital	59,297	57,729
Retained earnings	9,729	5,165
Accumulated other comprehensive (loss) income	(151)	9

Total Stockholders’ Equity	68,886	62,914

Total Liabilities and Stockholders’ Equity	$119,575	$113,148

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Revenues, net	$220,103	$204,201	$180,823

Cost of services:
Personnel costs	105,562	97,762	85,782
School operating costs	29,405	26,769	24,399
Rent and other	56,152	49,019	43,278

Total Cost of Services	191,119	173,550	153,459

Gross profit	28,984	30,651	27,364
General and administrative expenses	18,726	18,516	16,993

Operating income	10,258	12,135	10,371
Interest expense	981	475	1,385
Other (income), net	(78)	(326)	(3,871)

Income from continuing operations before income taxes	9,355	11,986	12,857
Income tax expense	3,622	4,621	5,021

Income from continuing operations	5,733	7,365	7,836
Income (loss) from discontinued operations, net of income tax benefit (expense) of $764, ($186) and $313 respectively	(1,169)	313	(471)

Net income	4,564	7,678	7,365
Preferred stock dividends	—	—	325

Net income available to common stockholders	$4,564	$7,678	$7,040

Basic income per share:
Income from continuing operations	$0.55	$0.71	$0.85
Income (loss) from discontinued operations	(0.11)	0.03	(0.06)

Net income per common share	$0.44	$0.74	$0.79

Diluted income per share:
Income from continuing operations	$0.54	$0.69	$0.75
Income (loss) from discontinued operations	(0.11)	0.03	(0.05)

Net income per common share *	$0.43	$0.72	$0.70

Weighted average common stock outstanding (in thousands):
Basic	10,456	10,382	8,957
Diluted	10,701	10,630	10,580

*	Net income per share totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Fiscal Years Ended June 27, 2009, June 28, 2008 and June 30, 2007

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
July 1, 2006	3,283,419	3	8,092,776	8	—	55,778	(9,509)	—	46,280
Comprehensive income:
Net income	—	—	—	—	—	—	7,365	—	7,365
Issuance of preferred stock	36,445	—	—	—	`	175	—	—	175
Conversion of Series E and Series F Preferred Stock	(2,256,034)	(2)	2,256,034	2	—	—	—	—	—
Stock based compensation	—	—	—	—	—	666	—	—	666
Stock award shares issued	—	—	10,000	—	—	9	—	—	9
Stock options exercised	—	—	6,800	—	—	48	—	—	48
Preferred dividends	—	—	—	—	—	—	(325)	—	(325)

June 30, 2007	1,063,830	1	10,365,610	10	—	56,676	(2,469)	—	54,218
Comprehensive income:
Net income	—	—	—	—	—	—	7,678	—	7,678
Change in fair value of swap contract, net of tax	—	—	—	—	—	—	—	9	9

Total comprehensive income									7,687

Cumulative impact from adoption of FASB Interpertation No. 48	—	—	—	—	—	—	(44)	—	(44)
Stock based compensation	—	—	—	—	—	717	—	—	717
Stock options exercised and related tax benefits	—	—	28,567	—	—	336	—	—	336

June 28, 2008	1,063,830	$1	10,394,177	$10	$—	$57,729	$5,165	$9	$62,914
Comprehensive income:
Net income	—	—	—	—	—	—	4,564	—	4,564
Change in fair value of swap contract, net of tax	—	—	—	—	—	—	—	(160)	(160)

Total comprehensive income									4,404

Stock based compensation	—	—	—	—	—	1,012	—	—	1,012
Stock award shares issued	—	—	41,632	—	—	96	—	—	96
Stock options exercised and related tax benefits	—	—	61,600	—	—	460	—	—	460

June 27, 2009	1,063,830	$1	10,497,409	$10	$—	$59,297	$9,729	$(151)	$68,886

The accompanying notes are an integral part of these consolidated financial statements

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net income	$4,564	$7,678	$7,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,087	7,320	6,935
Reserve for lease costs for closed schools	382	(245)	2,028
Provision for losses on accounts receivable	482	312	588
Stock based compensation	1,012	717	675
(Benefit) provision for deferred taxes	(254)	306	2,012
Gain on recovery of notes receivable	—	—	(3,287)
Gain on sale of assets	—	—	(2,190)
Gain from sublease settlement	—	(1,028)	—
Other	(55)	—	(50)
Changes in assets and liabilities, net of acquired amounts
Customer accounts receivable	(331)	(243)	653
Prepaid expenses and other current assets	498	(557)	(250)
Other assets and liabilities	(464)	(1,603)	45
Deferred revenue	(1,723)	1,163	849
Accounts payable and current liabilities	(1,411)	513	3,631

Net Cash Provided by Operating Activities	12,787	14,333	19,004

Cash Flows Used in Investing Activities:
Purchase of fixed assets, net of acquired amounts	(7,450)	(8,122)	(7,512)
Proceeds from sale of property and equipment	—	—	4,985
Purchase of note receivable	—	—	(200)
Proceeds from repayment of notes receivable	—	—	3,510
Acquisitions	(7,196)	(21,061)	(12,016)
Investment in product rights and trade names	—	(170)	—

Net Cash Used in Investing Activities	(14,646)	(29,353)	(11,233)

Cash Flows from Financing Activities:
Borrowings of long term debt	78,400	76,200	40,715
Repayment of long term debt	(77,375)	(63,700)	(53,895)
Proceeds from exercise of stock options and warrants	363	213	48
Tax benefits from exercise of stock options	193	123	—
Payment of debt issuance costs	—	(566)	(381)
Dividends paid to preferred stockholders	—	—	(281)

Net Cash Provided by (Used in) Financing Activities	1,581	12,270	(13,794)

Net decrease in cash and cash equivalents	(278)	(2,750)	(6,023)
Cash and cash equivalents at beginning of year	1,064	3,814	9,837

Cash and cash equivalents at end of year	$786	$1,064	$3,814

Supplemental disclosure of cash flow information:
Interest paid	$786	$317	$774
Income taxes paid	3,691	5,577	1,052
Non-cash investing and financing activities:
Issuance of preferred stock for dividend payments	$—	$—	$174
Paid in kind preferred stock dividends	—	—	44

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company” or “Nobel Learning Communities”) is a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia. Nobel Learning Communities provides high-quality private education, with small schools and class sizes and attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before and after-school programs, the Camp Zone® summer program, learning support programs and technology camps. These schools operate under various brand names and are located in the District of Columbia, Arizona, California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Washington.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if assumptions change. The most significant estimates underlying the accompanying consolidated financial statements include long-lived assets and goodwill valuations and any potential impairment, the allowance for doubtful accounts, the valuation of stock compensation expense and estimates of future obligations related to closed facilities, valuations of liabilities for workers’ compensation claim liabilities retained by the Company and realization of our deferred tax assets.

Principles of Consolidation and Basis of Presentation:

Fiscal Period. The fiscal years ended June 27, 2009 (“Fiscal 2009”), June 28, 2008 (“Fiscal 2008”) and June 30, 2007 (“Fiscal 2007”) each include 52 weeks.

Consolidation. All significant intercompany balances and transactions have been eliminated.

Reclassifications. As a result of certain school closures during Fiscal 2009 the Company has conformed amounts reported for Fiscal years 2008 and 2007 in its Annual Report on Form 10-K to the period ended June 27, 2009.

Recognition of Revenues:

The recognition of net revenues meets the following criteria: the existence of an arrangement through a registration, an enrollment agreement or a contract, the rendering of educational services over time, a specific tuition rate and/or fee and probable collection. Net revenues include tuition, fees and other revenues, reduced by discounts. Fees are received for registration, other educational services and management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as services are performed. Tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Accounts Receivable and Credit Risk:

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectability of its accounts receivable and must rely on its evaluation of its experience with historical trends, governmental funding processes, specific customer issues and current economic trends to arrive at appropriate reserves. Material differences may result in the amount and timing of bad debt expense if actual experience differs from management’s estimates. Customer accounts are considered due when services are rendered and are considered for write-off when open for sixty days subsequent to the service date. Accounts due from governmental agencies are due within the terms as outlined within each agency agreement.

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

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

Buildings	40 years
Leasehold improvements	The shorter of the leasehold period or the estimated useful life
Furniture and equipment	3 to 10 years
Computer software and equipment	3 to 5 years

Maintenance, repairs and minor refurbishments are expensed as incurred. Upon retirement, lease terminations or other disposition of buildings, the cost of property and equipment associated with the facility and the related accumulated depreciation are derecognized and any gain or loss is included in operations.

Long-Lived and Intangible Assets:

In accordance with Statement of Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

There were no impairment charges recorded during Fiscal 2009, Fiscal 2008 or Fiscal 2007.

Discontinued Operations:

In accordance with SFAS 144, the results of operations for schools that are no longer operating under the Company’s management and were not part of the operations of a cluster of schools that continue to operate have been reflected in the consolidated financial statements and notes as discontinued operations for the periods presented.

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

For Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company performed its annual impairment test as required by SFAS 142. The level one impairment test for each of these fiscal years indicated that no impairment existed for the Company’s reporting units, as such, the Company did not record any goodwill impairments; however, there can be no assurance that such a charge will not be recorded in future periods.

Advertising Costs:

General advertising costs which include yellow pages and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during Fiscal 2009, Fiscal 2008 and Fiscal 2007 were $4,018,000, $4,138,000 and $3,882,000, respectively. As of June 27, 2009 and June 28, 2008, prepaid advertising expense totaled $508,000 and $575,000, respectively.

Deferred Financing Costs:

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of June 27, 2009 and June 28, 2008, $686,000 and $813,000 in unamortized financing costs were carried on the Company’s balance sheet, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock Compensation:

The Company records estimated compensation costs for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For purposes of calculating grant date fair value for stock options, the value of the options is estimated using a Block Scholes option pricing formula and amortizes the calculated expense over the options’ requisite service period, generally, the vesting period. Stock compensation is estimated only for grants expected to vest, which is total estimated value less estimated forfeitures.

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

New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) is intended to become the source of the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritiative. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 27, 2009. The required disclosures upon adoption of this statement can be found in Note 25.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. FAS 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 154-4 is effective for interim and annual reports ending after June 15, 2009. The adoption of FSP No. 157-4 has not had a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosures in summarized financial information at interim periods. The adoption of FSP No. FAS 107-1 and APB 28-1 has not had a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective fiscal years and interim periods beginning after December 15, 2008 and will be applicable to the Company during the first quarter of Fiscal 2010. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. The Company does not anticipate the adoption of this FSP to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard during Fiscal 2009, and the required tabular disclosures can be found at Note 11.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. SFAS 141(R) will be applicable to the Company during the first quarter of Fiscal 2010. The Company is evaluating the effect the implementation of SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be re-characterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 will be applicable to the Company during the first quarter of Fiscal 2010. The Company does not anticipate the adoption of this standard to have a material impact on its financial statements.

2. Earnings Per Share:

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

	For the Fiscal Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Basic income per share:

Net income	$4,564	$7,678	$7,365
Less preferred dividends	—	—	325

Net income available to common shareholders	$4,564	$7,678	$7,040

Weighted average common shares outstanding	10,456	10,382	8,957

Basic income per share	$0.44	$0.74	$0.79

Diluted income per share:

Net income	$4,564	$7,678	$7,365
Weighted average common shares outstanding	10,456	10,382	8,957
Dilutive effect of options, warrants and convertible preferred stock	245	248	1,624

Weighted average common stock and dilutive securities outstanding	10,701	10,630	10,580

Diluted income per share	0.43	0.72	$0.70

Anti-dilutive Stock options issued and outstanding with exercise prices in excess of average market price.	372	156	52

On January 31, 2006, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s certificate of designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 1,551,000 shares and no shares of the Series E Preferred Stock remain outstanding. On March 12, 2007, the Company caused the holders of Series F Preferred Stock to convert their shares into Common Stock in

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

accordance with the terms of the Company’s certificate of designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding has increased by approximately 705,000 shares and no shares of the Series F Preferred Stock remain outstanding. Since both the Series E and Series F Preferred Stock had previously been accounted for as if converted in the Company’s diluted share base, the conversion will have no future impact on fully diluted per share calculations.

3. Acquisitions:

During Fiscal 2009, Fiscal 2008 and Fiscal 2007 the Company completed five, five and one acquisition, respectively. Each of these acquisitions is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets. The eleven acquisitions completed during the last three fiscal years are summarized as follows:

•

During the fourth quarter of Fiscal 2009 the Company completed the acquisition of the assets of three Montessori schools in central New Jersey collectively referred to as “Montessori Corner”, the addition of these schools added one elementary school and two preschools to the three Montessori method schools already in the Company’s portfolio of schools.

•

Also during the fourth quarter of Fiscal 2009 the Company completed the acquisition of the assets of Highpointe Children’s Academy (“Highpointe”). These schools will be rebranded under the Company’s existing “Merryhill” brand. The addition of Highpointe added a preschool and an elementary school and expanded the Company’s existing market coverage in the Dallas, Texas market.

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

•

During the fourth quarter of Fiscal 2008, the Company completed the acquisition of the assets of two Camelback Desert Schools, which offer preschool and elementary school programs. The Camelback Desert Schools are located in the Phoenix, Arizona market, which is a new geographic market for the Company. During the fourth quarter of Fiscal 2009, the Company closed one of Camelback Desert School. The results of this school are included in Net income (loss) from discontinued operations.

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

•

During the third quarter of Fiscal 2008, the Company acquired the assets of three Ivy Glen preschools and one before-and-after school program building. Each of these schools has been rebranded under the Company’s existing Merryhill brand. These schools expand the Company’s existing market coverage in the Dallas, Texas market.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs is presented below (dollars in thousands):

	Purchase Price, including transaction costs	Net Working Capital Assets/ (Liabilities) included in purchase price	Goodwill	Acquired Intangible Assets at Fair Value				Other Long- Term Assets at Fair Value
Acquired Entity				Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)
Fiscal 2009 Acquisitions:
Montessori Corners	2,658	(676)	2,883	88	20	238	7	125
Highpointe	1,093	(5)	703	—	n/a	249	7	146
Country Tyme	1,354	47	1,041	—	n/a	216	4	50
Southern Highlands	1,256	(502)	1,106	94	20	255	7	303
Ivy Kids	745	35	400	—	n/a	120	4	190
Purchase accounting adjustments to prior year acquisitions:	90	(43)	133	—		—		—

Total Fiscal 2009 acquisitions	$7,196	$(1,144)	$6,266	$182		$1,078		$814

Fiscal 2008 Acquisitions:
Camelback Desert Schools	$194	$(294)	$127	$43	20	$115	4	$203
Enchanted Care	14,303	(1,097)	12,074	608	20	1,936	7	782
Ivy Glen	2,132	3	1,583	—	n/a	423	6	123
Teddy Bear Treehouse	2,279	4	1,925	—	n/a	281	3	69
Learning Ladder	2,153	(183)	1,972	—	n/a	252	4	$112

Total Fiscal 2008 acquisitions	$21,061	$(1,567)	$17,681	$651		$3,007		$1,289

Fiscal 2007 Acquisition:
Discovery Isle	$12,016	$(197)	$9,080	$1,540	20	$1,450	4	$143

The following unaudited pro forma results of operations assume that these acquisitions were completed as of the beginning of their related fiscal year (dollars in thousands, except per share data):

	Fiscal
	2009	2008	2007
Revenues	$226,444	$228,592	$205,689
Net Income	4,860	7,779	7,601
Net Income available to shareholders	4,860	7,779	7,276
Earnings per share—basic	$0.46	$0.75	$0.81
Earnings per share—assuming dilution	$0.45	$0.73	$0.75

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pro-forma data incorporates the use of cash basis accounting of certain acquired entities and therefore is not indicative of the results that would have been obtained had these events actually occurred at the beginning of the earliest period presented and if recorded under Generally Accepted Accounting Principles, accordingly, this data is not intended to be a projection of future results.

SEC Regulation S-X does not require any additional pro-forma financial information to be furnished as a result of any of the above acquisitions.

To date, we have not identified material unrecorded pre-acquisition contingencies. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

4. Goodwill and Other Intangible Assets:

Intangible assets include trade names, student rosters, a franchise agreement and other identifiable intangibles from acquisitions. At June 27, 2009 and June 28, 2008, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	June 27, 2009			June 28, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$71,489	$—	$71,489	$65,223	$—	$65,223

Amortized intangible assets:
Franchise agreement	130	580	192	388	580	124	456
Trade Names	240	2,928	362	2,566	2,761	205	2,556
Student Rosters	68	6,149	2,378	3,771	5,112	1,044	4,068

Total Intangible Assets		$9,657	$2,932	$6,725	$8,453	$1,373	$7,080

At June 27, 2009, goodwill totaled $71,489,000, an increase of $6,266,000 from June 28, 2008. This increase was primarily the result of five acquisitions completed during Fiscal 2009. Amortization expense related to intangible assets was $1,617,000, $930,000 and $518,000 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Projected amortization expense for the intangible assets above for Fiscal 2010, Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014 is $1,858,000, $1,171,000, $732,000, $568,000 and $320,000, respectively.

5. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $20,000 and $350,000 at June 27, 2009 and June 28, 2008, respectively. The Company’s funds were invested in money market accounts which are not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6. Note Receivable:

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee with a note in the face amount of $1,250,000 to be paid to the Company over five years. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable, this rate is consistent with other published discounts for liabilities the payee has with other creditors. The unaccreted discount related to this note totaled $112,000 at issue and will be recognized as income from discontinued operations during the collection period of the note. At June 27, 2009, the unaccreted discount related to the note was $57,000. During Fiscal 2009 and Fiscal 2008 interest income of $52,000 and $5,000 was recognized as income from discontinued operations, respectively.

7. Property and Equipment:

The balances of major property and equipment classes were as follows (dollars in thousands):

	June 27, 2009			June 28, 2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$1,518	$—	$1,518	$1,518	$—	$1,518
Buildings	5,856	2,890	2,966	5,838	2,598	3,240
Leasehold improvements	32,492	19,321	13,171	30,301	17,039	13,262
Furniture and equipment	37,945	28,974	8,971	37,591	28,518	9,073
Construction in progress	2,124	—	2,124	1,005	—	1,005

	$79,935	$51,185	$28,750	$76,253	$48,155	$28,098

Depreciation expense from continuing operations was $8,050,000, $6,381,000 and $6,296,000, for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

8. Change in Accounting Estimate:

During Fiscal 2009, the Company recorded charges for accelerated depreciation and amortization of $1,145,000 as a result of changes in accounting estimates regarding the remaining useful lives of assets residing at schools that were closed during the fiscal year and the retirement and replacement of the Company’s website. These changes in estimates resulted in an after-tax charge to basic and diluted income per share of $0.07 for Fiscal 2009. These charges are further detailed as follows:

Fiscal 2009
Accelerated depreciation and amortization included in Operating Income:
Accelerated Depreciation—Rent and other	$789
Accelerated amortization of intangibles—general and administrative expenses	70
Company website—general and administrative expenses	51

Total accelerated depreciation and amortization included in Operating Income	910
Accelerated depreciation and amortization included loss from discontinued operations:
Accelerated Depreciation	235

Total accelerated depreciation and amortization expense for changes in accounting estimates	$1,145

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During Fiscal 2007, the Company recorded a charge for accelerated depreciation of $341,000, as a result of a change in an accounting estimate regarding the remaining useful life of the Company’s existing payroll system. The Company migrated to an outsourced payroll service provider and ceased using the prior payroll system to better support its growth strategy. This change in estimate resulted in an after-tax charge to basic and diluted income per share of $0.02 for Fiscal 2007.

9. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows, (dollars in thousands):

	June 27, 2009	June 28, 2008
Accounts payable	$6,459	$6,601
Accrued payroll and related items	5,862	6,648
Accrued property taxes	1,321	1,083
Accrued rent	1,462	1,073
Other accrued expenses	4,282	3,201

	$19,386	$18,606

10. Debt:

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of June 27, 2009 and June 28, 2008, outstanding borrowings equaled $13,525,000 and $12,500,000, respectively, and outstanding letters of credit as of June 27, 2009 and June 28, 2008 were $2,615,000 and $2,437,000, respectively.

The Company’s obligations under the 2008 Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company’s obligation under its 2008 Credit Agreement, as well as under the Prior Credit Agreement, bear interest, at the Company’s option, at either of the following rates, which may be adjusted in quarterly increments based on the achievement of performance goals. The applicable rate as of June 27, 2009 is both (1) a selected LIBOR rate plus a debt to defined EBITDA-indexed rate or (2) the defined base rate plus a debt to defined EBITDA-indexed rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest of selected LIBOR rate plus a debt to defined EBITDA-indexed rate. The range of EBITDA-indexed rates applicable for each of the agreements during Fiscal 2009 and Fiscal 2008 was as follows:

	October 26, 2006 - June 5, 2008	June 6, 2008 - June 27, 2009
LIBOR rate plus debt to defined EBITDA-indexed rate	1.00% – 2.00%	1.15% – 2.40%
Base rate plus debt to defined EBITDA-indexed rate	0.00% – 0.50%	0.15% – 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA-indexed rate	1.00% – 2.00%	1.15% – 2.40%

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings that are permitted. At June 27, 2009 the Company was in compliance with all financial covenants.

11. Derivative Financial Instruments and Comprehensive Income:

Cash Flow Hedges:

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At June 27, 2009 and June 28, 2008, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and 2.74% through April 28, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate. The Company utilized the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Unrealized net losses of $160,000 and unrealized net gains of $9,000 are included as a component of Other Comprehensive Loss for Fiscal 2009 and Fiscal 2008, respectively.

Derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) were as follows:

	June 27, 2009		June 28, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other long term liabilities	$246	Other long term assets	$13

The Company did not have any derivatives not designated as hedging instruments under SFAS No. 133 at June 27, 2009 or June 28, 2008.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

These financial instruments are the Company’s only component of Other Comprehensive income relative to the periods presented. Comprehensive income during Fiscal 2009 and Fiscal 2008 were as follows (dollars in thousands):

	Fiscal
	2009	2008
Net Income	$4,564	$7,678
Other Comprehensive net income (loss)	(160)	9

Total comprehensive income	$4,404	$7,687

If the Company were to settle the underlying LIBOR based debt instruments, any unrealized gains or losses reported in accumulated Other Comprehensive Income would be reclassified into earnings during the period in which the underlying instruments were settled.

12. Other Income, net:

Other income included the following items:

	Fiscal
	2009	2008	2007
Interest income	$(69)	$(38)	$(288)
Recovery of Notes Receivable	—	—	(3,287)
Gain from sale of assets	—	—	(310)
Settlement of outstanding contract	—	(300)	—
Other	(9)	12	14

	$(78)	$(326)	$(3,871)

During the second quarter of Fiscal 2008, the Company received a payment of $300,000 for the settlement and release of a contract for which the Company no longer has performance obligations. The settlement of this contract resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.02.

Other income for Fiscal 2007 primarily resulted from a $2,500,000 subordinated note receivable the Company had previously fully reserved that was due May 2005. In addition to the $2,500,000 note receivable, the Company had acquired a $1,000,000 debt obligation of the same entity for $200,000. The entity paid the Company $3,510,000 resulting in the recognition of $3,300,000 of other income and an increase in basic and diluted earnings per share of $0.22 and $0.19, respectively.

During the second quarter of Fiscal 2007, the Company received payments from Franklin Town Charter High School (“FTCHS”) in the amount of $1,028,000. The payments to the Company released FTCHS from its sublease obligations to the Company and transferred ownership of leasehold improvements and other assets that the Company had funded on behalf of FTCHS. This resulted in the recognition of $310,000 of other income in continuing operations and an increase to Fiscal 2007 basic and diluted earnings per share of $0.02.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Lease Obligations:

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at June 27, 2009 (dollars in thousands):

	Operating Lease Commitments			Total Operating Lease Commitments	Closed Location Cash Sublease Amounts Due to the Company	Net Operating Lease Commitments
	Continuing Operations		Discontinued Operations
Fiscal Year	Vehicle and Other Leases	School Real Estate Leases	Closed Location Real Estatea Leases
2010	919	38,695	2,458	42,072	1,800	40,272
2011	699	37,203	2,234	40,136	1,737	38,399
2012	539	33,738	1,906	36,183	1,559	34,624
2013	210	30,907	1,718	32,835	1,364	31,471
2014	160	28,184	1,242	29,586	888	28,698
2015 and thereafter	39	162,690	2,636	165,365	805	164,560

Total	$2,566	$331,417	$12,194	$346,177	$8,153	$338,024

Net operating lease commitments are the net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount is net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if a sublessee defaults under their sublease with the Company or if the Company is successful in subleasing additional closed schools, extending existing sublease agreements or mitigating the commitment in some other form. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2010 and 2017.

In addition to the lease obligations noted above, the Company also has made guarantees for ten leases that were assigned to a third party during or before Fiscal 2000 and four properties during Fiscal 2007 (the “Guaranteed Properties”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is diminimus, and therefore, has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees at June 27, 2009 is $498,000.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Costs Associated with Exit Activities:

In accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company records estimated costs for school closures at the cease-use date rather than at the date of a commitment to an exit or disposal plan. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At June 27, 2009 and June 28, 2008 the lease reserve for closed schools was $960,000 and $1,065,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

	For the Fiscal Year Ended
	June 27, 2009	June 28, 2008
Lease reserve at beginning of period	$1,065	$2,193
Payments against reserve	(487)	(1,547)
Lease reserve from acquisition	—	174
Adjustments to reserve:
Discontinued Operations	340	245
Continuing Operations	42	—

Lease reserve at end of period	$960	$1,065

15. Discontinued Operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	Fiscal
	2009	2008	2007
Revenues	$1,761	$2,057	$6,149
Cost of services	(3,354)	(2,341)	(6,806)
Closed school lease reserves	(340)	(245)	(2,027)
Gain from sale of schools	—	—	1,900
Gain from settlement of sublease	—	1,028	—

Income (loss) from discontinued operations before income tax benefit	(1,933)	499	(784)
Income tax (expense) benefit	764	(186)	313

Income (loss) from discontinued operations	$(1,169)	$313	$(471)

Fiscal 2009 discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of the fiscal year. The school has been closed and will remain closed contingent upon the landlord remediating the property to a usable condition. Based upon the provisions of the lease to this property, the Company has notified the property’s owner of issues in regard to the physical condition of the property and has terminated rent payments to the landlord. If and when the landlord makes the repairs as required by the lease provisions, the Company may reopen the property. As the resolution of the Company’s actions with

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the landlord is not currently known, the Company has not recorded a liability for future lease payments it may or may not be subject to in regard to this property. As of June 27, 2009 the future lease payments under the original terms of the lease total $1,113,000, as it is not currently known whether or not the property will be remediated to a usable condition, and the possibility that if the school is returned to a usable condition, it may be reopened, the Company has not accrued any future lease obligations for this property at June 27, 2009.

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute in the amount of $1,250,000 to be paid to the Company over five years. The net gain resulting from this settlement is $1,028,000 after costs and discount for the five year collection period. This gain resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.06 included in discontinued operations (see Note 6).

16. Stockholders’ Equity:

Preferred Stock:

In 1995, the Company issued 1,063,830 shares of the Company’s non-voting Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to common stock. The Series D Convertible Preferred Stock is no longer convertible. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.88 per share plus any unpaid dividends. At June 27, 2009, June 28, 2008 and June 30, 2007, 1,063,830 shares of Series D Convertible Preferred Stock were outstanding.

On September 9, 2003, the Company issued in a private placement an aggregate of 588,236 shares of Series F Convertible Preferred Stock, $.001 par value, in exchange for an investment of $3,000,000, net of expenses of $106,000. On March 12, 2007, in accordance with the terms of the Company’s Certificate of Designation, the Company caused the holders of Series F Preferred Stock to convert their shares into Common Stock. As a result of these conversions, the number of shares of the Company’s common stock outstanding increased by approximately 705,000 shares and no shares of the Series F Preferred Stock remain outstanding. In accordance with the Company’s Certificate of Designation, during Fiscal 2007, the Company issued 17,302 shares of paid in kind dividends and $79,000 of cash dividends.

On June 17, 2003, the Company issued in a private placement an aggregate of 1,333,333 shares of Series E Convertible Preferred Stock, $.001 par value, for a purchase price of $6,000,000. On January 31, 2007, in accordance with the terms of the Company’s Certificate of Designation, the Company caused the holders of Series E Preferred Stock to convert their shares into Common Stock in accordance with the terms of the Company’s Certificate of Designation. As a result of these conversions, the number of shares of the Company’s common stock outstanding increased by approximately 1,551,000 shares and no shares of the Series E Preferred Stock remain outstanding. In accordance with the Company’s Certificate of Designation, during Fiscal 2007, the Company issued 19,143 shares of paid in kind dividends and $202,000 of cash dividends.

17. Stock Based Compensation.

As of June 27, 2009, approximately 1,154,000 stock options were issued and outstanding and 34,000 shares of restricted stock had been granted. As of June 27, 2009, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 598,000.

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

Beginning in Fiscal 2008, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards (“RSA”) that vest the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. The first RSAs included 17,000 shares that were granted to the Company’s non-employee Board of Directors during the second quarter of Fiscal 2008 and vested during the second quarter of Fiscal 2009. An additional 17,000 awards were granted during the second quarter of Fiscal 2009 and are scheduled to vest during the second quarter of Fiscal 2010.

Through June 27, 2009, approximately 901,000 non-qualified stock options and 34,000 restricted stock awards had been issued under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through June 27, 2009, approximately 28,000 non-qualified stock options have been issued and are outstanding under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,000 were cancelled. At June 27, 2009, 225,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal
	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	26.3%	21.7%	32.6%
Risk-free interest rate	3.6%	4.2%	4.6%
Weighted average expected life of options	6 years	6 years	5 years
Expected rate of forfeiture	5.1%	7.3%	6.4%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense is included in general and

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

administrative expense in the statements of income for Fiscal 2009, Fiscal 2008 and Fiscal 2007 and was $1,012,000, $717,000 and $675,000, respectively. As of June 27, 2009 there was $1,132,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.3 years. The Company expects to continue its historical practice of issuing stock options and board grants, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of option activity under the Company’s employee stock option plans as of June 27, 2009, June 28, 2008 and June 30, 2007 and changes during the years then ended is as follows:

	Shares Available for Grant	Outstanding		Exercisable
		Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price
Balance at July 1, 2006	1,139,000	745,000	$7.20	446,000	$6.42

Granted at market	(173,000)	173,000	10.19	—	—
Cancelled	50,000	(50,000)	8.47	—	—
Exercised	—	(7,000)	7.04	—	—

Balance at June 30, 2007	1,016,000	861,000	$7.71	608,000	$6.91

Granted at market	(167,000)	167,000	14.70	—	—
Cancelled	21,000	(21,000)	11.79	—	—
Exercised	—	(29,000)	7.61	—	—

Balance at June 28, 2008, not including RSAs	870,000	978,000	$8.82	687,000	$7.26

RSAs Granted at market	(17,000)	n.a.	n.a.	n.a.	n.a.

Balance at June 28, 2008, net of RSA grants	853,000	978,000	$8.82	687,000	$7.26

Stock options:
Granted at market	(239,000)	239,000	15.26	—	—
Cancelled	1,000	(1,000)	14.73	—	—
Exercised	—	(62,000)	5.89	—	—

Balance at June 27, 2009, not including RSAs	615,000	1,154,000	$10.28	775,000	$8.17

RSAs Granted at market	(17,000)	n.a.	n.a.	n.a.	n.a.

Balance at June 27, 2009, net of restricted stock awards	598,000	1,154,000	$10.28	775,000	$8.17

The aggregate intrinsic value for options outstanding and options exercisable at June 27, 2009, was approximately $2,710,000 and $2,662,000, respectively. The aggregate intrinsic value for options exercised during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $429,000, $209,000 and $51,000, respectively. The weighted average remaining contractual terms for options outstanding and options exercisable at June 27, 2009 were approximately 5.7 years and 5.4 years, respectively. The total fair value of options vested during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $573,000, $416,000 and $688,000, respectively. The weighted average fair value of stock options granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $4.88, $4.47 and $4.39, respectively. The total number of options not yet vested as of June 27, 2009, was 380,000 shares with a weighted average exercise price of $14.59.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Income Taxes:

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies FAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized approximately a $44,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the July 1, 2007 accumulated deficit balance. The Company recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. Upon adoption of FIN No. 48, the Company recognized $21,000 in interest and penalties. Additionally, upon the implementation of FIN No. 48, the Company reduced its state net operating loss carry-forwards and the corresponding valuation allowance by $1,392,000.

At June 27, 2009, there were no remaining unrecognized tax benefits included on the Company’s balance sheet as the statutes of limitations related to the items previously recorded have expired.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various U.S. states’ jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before Fiscal 2004.

The Company was under examination by the Internal Revenue Service of its income tax return for Fiscal 2006. This examination has been concluded and settled during Fiscal 2009. As a result of certain school closures in Fiscal 2009 the Company has reclassified its income tax provisions between continuing operations and discontinued operations reported for Fiscal years 2008 and 2007 to conform to the period ended June 27, 2009.

The provision for income taxes attributable to income before income taxes consisted of the following (dollars in thousands):

	For the Fiscal Years
	2009	2008	2007
Current tax provision
Federal	$3,249	$4,002	$3,357
State	449	542	503

Total	3,698	4,544	3,860
Deferred tax provision
Federal	(67)	68	1,010
State	(9)	9	151

Total	(76)	77	1,161

Income tax expense	$3,622	$4,621	$5,021

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes is as follows (dollars in thousands):

	For the Fiscal Years
	2009	2008	2007
U.S. federal statutory rate	$3,182	$4,070	$4,366
State taxes, net of federal tax benefit	440	551	655
Goodwill and other non deductible expenses	—	—	—

	$3,622	$4,621	$5,021

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry- forwards that give rise to a significant portion of deferred tax assets and (liabilities) are as follows (dollars in thousands):

	For the Fiscal Years Ending
	June 27, 2009		June 28, 2008
	Deferred tax assets (liabilities)
	Current	Long Term	Current	Long Term
Goodwill amortization and impairments	$—	$(6,521)	$—	$(5,213)
Fixed asset depreciation and impairments	—	3,939	—	3,497
Closed school lease reserves	—	264	—	308
Stock option and deferred compensation	—	1,430	—	1,165
State net operating losses	—	—	—	224
Deferred rent expense	—	563	—	500
Gain on settlement of contract	—	22	—	(440)
Mark-to-Market on Swap contracts	—	99	—	—
Prepayments, accruals and reserves	443	62	237	(33)

	443	(142)	237	8
Valuation Allowance	—	—	(16)	(182)

Net deferred tax asset (liability)	$443	$(142)	$221	$(174)

As of June 27, 2009, the Company has utilized all previously generated state and federal net operating loss carry-forwards.

19. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $411,000, $389,000 and $328,000 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

During Fiscal 2007, the Company initiated a deferred compensation plan that permits certain management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. As of June 27, 2009 and June 28, 2008, the Company has included in “Deposits and other assets” $1,021,000 and $902,000, which represents the cash surrender value of these policies, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors. During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company has recognized $201,000, $302,000 and $204,000 of general and administrative expense reflecting the prorated vesting of employer contributions into the plan, respectively. At June 27, 2009 and June 28, 2008 the Company has included $850,000 and $915,000, respectively in “Other long term liabilities” to reflect its liability under the plan. The following table summarizes activity recorded to the deferred compensation plan liability (dollars in thousands):

Deferred compensation plan liability at June 28, 2008	$915
Fiscal 2009 contributions and fund activity	201
Adjustment to prior periods’ compensation expense under the plan	(266)

Deferred compensation plan liability at June 27, 2009	$850

The Company’s contributions to the deferred compensation plan are subject to a five-year vesting period. Prior to the second quarter of Fiscal 2009, the Company had overstated its expense in connection with the deferred compensation plan, primarily as a result of the vesting provisions of the deferred compensation plan. In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded an adjustment of $266,000 reducing the deferred compensation plan liability and reducing general and administrative expense for Fiscal 2009. This adjustment to the Company’s financial statements is immaterial both as it relates to the current period as well as each of the periods from the inception of the deferred compensation plan. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99.

20. Fair Value of Financial Instruments:

Effective June 27, 2009, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which did not have a material effect on the Company’s consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The SFAS No. 157 framework for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter; and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 27, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 27, 2009, aggregated by the level in the fair value hierarchy within with those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Total derivatives, net liability	$—	$(246)	$—

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash, accounts receivable and accounts payable and accrued expenses approximates their carrying value on the consolidated balance sheet.

The carrying values for the Company’s long-term debt and note receivable approximate fair value based on current rates that management believes could be obtained for similar debt.

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

22. Related Party Transactions:

In September 2004, the Company entered into a License Agreement with NetSuite, Inc. for the license of an online business application known as NetSuite for approximately $600,000. One of the Company’s directors, Mr. Fink, also served as a director of NetSuite, Inc. at the time of the license agreement and continued as a NetSuite director through April 2007. The Company paid $601,000 for licenses and $54,000 for services to NetSuite during Fiscal 2007.

23. Segment Information:

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the private pay schools are disclosed as a segment. The Company primarily manages the same type of business in its private pay schools. The Company also performs back office services for which it receives management fees. In accordance with SFAS 131, the Company discloses these back office management fee services as separate segment information in the “other” category.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The table below presents information about the reported operating income of the Company for Fiscal 2009, Fiscal 2008 and Fiscal 2007 (dollars in thousands):

	Private
	Schools	Other	Corporate	Total
Fiscal 2009
Revenues	$219,919	$184	$—	$220,103
Gross profit	28,812	172		$28,984
Depreciation and amortization:
Continuing operations	$8,306		$1,362	$9,668
Discontinued operations	419			419

Total depreciation and amortization	$8,725	$—	$1,362	$10,087

Goodwill	71,489	—	—	71,489
Segment assets
Continuing operations	$113,511	$—	$4,170	$117,681
Discontinued operations	1,893	1		1,894

Total assets	$115,404	$1	$4,170	$119,575

Capital Expenditures	$6,604	$—	$846	$7,450

Fiscal 2008
Revenues	$204,006	$195	$—	$204,201
Gross profit	30,487	164	—	30,651
Depreciation and amortization:
Continuing operations	$5,920	$—	$1,280	$7,200
Discontinued operations	120	—	—	120

Total depreciation and amortization	$6,040	$—	$1,280	$7,320

Goodwill	65,223	—	—	65,223
Segment assets
Continuing operations	$107,180	$—	$3,872	$111,052
Discontinued operations	2,094	2	—	2,096

Total assets	$109,274	$2	$3,872	$113,148

Capital Expenditures	$6,648	$—	$1,474	$8,122

Fiscal 2007
Revenues	$179,451	$1,372	$—	$180,823
Gross profit	26,679	685	—	27,364
Depreciation and amortization:
Continuing operations	$4,981	$193	$1,640	6,814
Discontinued operations	120	—	—	120

Total depreciation and amortization	$5,101	$193	$1,640	$6,934

Goodwill	47,499	—	—	47,499
Segment assets
Continuing operations—non-capital assets	$83,245	$—	$3,008	$86,253
Discontinued operations—capital assets	2,058	3	—	2,061

Total assets	$85,303	$3	$3,008	$88,314

Capital Expenditures	$6,525	—	$987	$7,512

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

Quarterly Results

Adjusted for Discontinued Operations

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$50,903	$44,288	$55,872	$50,752	$56,918	$52,843	$56,410	$56,319
Gross profit	4,972	4,181	8,803	7,895	8,708	9,005	6,501	9,569
Income (loss) from continuing operations, net of tax	(128)	(190)	2,358	2,226	2,544	2,604	959	2,725
Income (loss) from discontinued operations, net of tax	(230)	(100)	(239)	(100)	(207)	(97)	(493)	610

Net income (loss)	$(358)	$(290)	$2,119	$2,126	$2,337	$2,507	$466	$3,335

Basic income (loss) per share
Continuing operations	$(0.01)	$(0.02)	$0.23	$0.21	$0.24	$0.25	$0.09	$0.27
Discontinued operations, net of tax	(0.02)	(0.01)	(0.02)	(0.01)	(0.02)	(0.01)	(0.05)	0.05

Net income (loss)	$(0.03)	$(0.03)	$0.21	$0.20	$0.22	$0.24	$0.04	$0.32

Diluted income (loss) per share:
Continuing operations	$(0.01)	$(0.02)	$0.22	$0.21	$0.24	$0.24	$0.09	$0.26
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)	(0.02)	—	(0.05)	0.05

Net income (loss)	$(0.03)	$(0.03)	$0.20	$0.20	$0.22	$0.24	$0.04	$0.31

25. Subsequent Events:

The Company has evaluated subsequent events through the filing of this Form 10K on September 8, 2009, and determined that there have not been any events that have occurred that would require adjustments to or additional disclosures in the audited consolidated financial statements except for the following transactions:

On September 4, 2009, the Company completed the acquisition of all the outstanding shares of the Laurel Springs School of Ojai, California (“LSS”). Laurel Springs is a leading college preparatory private school offering distance learning programs and teacher services for students in grades K-12. The purchase price for the stock acquisition was approximately $12 million pending final closing adjustments.