Form 10-Q
period 2009-09-26
NOBEL LEARNING COMMUNITIES INC
filed 2009-11-05
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at November 2, 2009 was 10,500,909.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I, Item 2; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and under Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009. In addition, potential risks and uncertainties include, among others, unemployment rates impacting our current customers or potential customer base; changes in general economic conditions; the implementation and results of the Company’s ongoing strategic initiatives; the Company’s ability to compete with new or existing competitors; dependence on senior management and other key personnel; the litigation with the Department of Justice relating to alleged violations of the American with Disabilities Act; the high concentration of ownership of the Company’s stock among its four largest stockholders; and the Company’s ability to maintain compliance with financial covenants as required by the Amended and Restated Credit Agreement dated June 6, 2008 among the Company and its lenders. In addition, the Company’s results may be affected by general factors, such as political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 26, 2009	June 27, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,727	$786
Customer accounts receivable, less allowance for doubtful accounts of $413 at September 26, 2009 and $301 at June 27, 2009	1,285	802
Note receivable, current portion	250	500
Deferred tax asset	218	443
Prepaid rent	3,380	3,336
Prepaid expenses and other current assets	4,357	2,912

Total Current Assets	12,217	8,779

Property and equipment, at cost	83,358	79,935
Accumulated depreciation and amortization	(53,197)	(51,185)

Property and equipment, net	30,161	28,750

Goodwill	83,367	71,489
Intangible assets, net	9,446	6,725
Note receivable	451	693
Deposits and other assets	3,546	3,139

Total Assets	$139,188	$119,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	15,703	$19,824
Current portion of lease obligations	232	274
Deferred revenue	21,109	14,526

Total Current Liabilities	37,044	34,624

Long-term obligations	31,625	13,525
Long-term portion of lease obligations	644	686
Deferred tax liability	268	142
Other long term liabilities	1,807	1,712

Total Liabilities	71,388	50,689

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,499,409 and 10,497,409 shares issued and outstanding at September 26, 2009 and June 27, 2009, respectively	10	10
Additional paid-in capital	59,612	59,297
Retained earnings	8,297	9,729
Accumulated other comprehensive (loss) income	(120)	(151)

Total Stockholders’ Equity	67,800	68,886

Total Liabilities and Stockholders’ Equity	$139,188	$119,575

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Revenues	$50,623	$50,903

Personnel costs	25,036	24,812
School operating costs	7,801	7,782
Rent and other	14,642	13,337

Cost of services	47,479	45,931

Gross profit	3,144	4,972

General and administrative expenses	4,887	4,942

Operating (loss) income	(1,743)	30
Interest expense	267	267
Other income	(7)	(29)

Loss from continuing operations before income taxes	(2,003)	(208)
Income tax benefit	(771)	(80)

Loss from continuing operations	(1,232)	(128)
Loss from discontinued operations, net of income tax effect	(200)	(230)

Net loss	$(1,432)	$(358)

Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(0.01)
Loss from discontinued operations	(0.02)	(0.02)

Net loss per share	$(0.14)	$(0.03)

Weighted average of basic common shares outstanding:	10,498	10,418

Net income per share totals may not sum due to rounding.

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended September 26, 2009

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
June 27, 2009	1,063,830	$1	10,497,409	$10	$59,297	$9,729	$(151)	$68,886
Net loss	—	—	—	—	—	(1,432)	—	(1,432)
Change in fair value of swap contracts, net of tax	—	—	—	—	—	—	31	31

Total comprehensive loss								(1,401)

Stock options compensation	—	—	—	—	305	—	—	305
Stock options exercised and related tax benefit	—	—	2,000	—	10	—	—	10

September 26, 2009	1,063,830	$1	10,499,409	$10	$59,612	$8,297	$(120)	$67,800

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Cash Flows used in Operating Activities:
Net loss	$(1,432)	$(358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,300	2,261
Reserve for lease costs for discontinued operations	94	(19)
Deferred taxes (benefit)	351	(111)
Provision for losses on accounts receivable	141	93
Stock based compensation	305	248
Other	(12)	(15)

Changes in Assets and Liabilities, net of business combinations:
Customer accounts receivable	(405)	(320)
Prepaid expenses and other current assets	(1,252)	253
Other assets and liabilities	(193)	(286)
Deferred revenue	2,877	3,248
Accounts payable and current liabilities	(5,776)	(5,540)

Net Cash Used in Operating Activities	(3,002)	(546)

Cash Flows used in Investing Activities:
Purchases of fixed assets, net of acquired amounts	(1,684)	(2,096)
School acquisitions	(11,983)	(1,990)
Proceeds from payment of note receivable	500	—

Net Cash Used in Investing Activities	(13,167)	(4,086)

Cash Flows from Financing Activities:
Borrowings of long term debt	37,650	25,400
Repayment of long term debt	(19,550)	(21,200)
Proceeds from exercise of stock options	9	164
Tax benefits from exercise of stock options and issuance of stock awards	1	156

Net Cash Provided by Financing Activities	18,110	4,520

Net increase (decrease) in cash and cash equivalents	1,941	(112)
Cash and cash equivalents at beginning of period	786	1,064

Cash and cash equivalents at end of period	$2,727	$952

Supplemental disclosure of cash flow information:
Interest	$179	$182
Income taxes, net	$237	$1,244

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen Weeks Ended September 26, 2009

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 26, 2009 and results of operations for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2010 and Fiscal 2009 are to the 53 weeks ended July 3, 2010 and the 52 weeks ended June 27, 2009, respectively. The first quarters of Fiscal 2010 and Fiscal 2009 are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended September 27, 2008 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

The Company’s critical accounting policies are unchanged from those described in the Company’s Annual Report on Form 10-K for Fiscal 2009.

New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) is intended to become the source of the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 has become effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is reflected in this Form 10-Q.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165, which has been classified under FASB ASC Topic 855, “Subsequent Events”. SFAS No. 165 codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for the thirteen week period ended September 26, 2009. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

On June 27, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1, which has been classified under FASB ASC Topic 825, “Financial Instruments”. This FSP amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amended APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements.

On June 27, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1, which has been classified under FASB ASC Topic 260,

“Earnings Per Share”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have an impact on the Company’s financial statements.

On June 28, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R, and has been classified under FASB ASC Topic 805, “Business Combinations”. Among other things, SFAS No. 141R broadened the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the non-controlling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of SFAS No. 141R did not have any effect on our historical financial statements. See Note 3 for the application of this standard to transactions that occurred during the thirteen week period ended September 26, 2009.

Note 2. Earnings Per Share

Earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of basic earnings per share, weighted average number of shares outstanding is used as the denominator. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume the exercise of options if such shares are dilutive. The Company was in a loss position for the thirteen weeks ended September 26, 2009 and September 27, 2008. The common stock equivalents of stock options during the thirteen weeks ended September 26, 2009 and September 27, 2008 were not included in the computation of diluted earnings per share as they were anti-dilutive. Earnings per share is computed as follows (dollars and average common stock outstanding in thousands):

	For the Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Basic loss per share:
Net loss	$(1,432)	$(358)
Weighted average common shares outstanding	10,498	10,418

Basic loss per share	$(0.14)	$(0.03)

The Company excluded 1,330,000 and 1,170,000 potentially dilutive common shares (stock options) from the computation of diluted net loss per share for the first quarters of Fiscal 2010 and Fiscal 2009, respectively, as their effect would have been anti-dilutive given the net loss incurred in these periods.

Note 3. Acquisitions

During the past five quarters, the Company completed seven acquisitions. Each acquisition is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets as well as the expansion of the Company’s learning platform with the acquisition of Laurel Springs School, an on-line and distance learning K-12 school. The acquisitions are summarized as follows:

•

During the first quarter of Fiscal 2010, the Company completed the acquisition of all of the stock of Laurel Springs School (“LSS”) and substantially all of the assets of The Learning Springs (“TLS”), both based in Ojai, California. LSS is a leading college preparatory private school offering online and distance learning programs and teacher services for grades K-12. In addition to enrollments in all 50 states in the United States, LSS also provides services to students in 40 other countries.

•

During the first quarter of Fiscal 2010 the Company completed the acquisition of all of the stock of Gifted Child Studies, Inc. (“GCS”). GCS added one elementary school to the Company’s existing market coverage in the San Diego, California market.

•

During the fourth quarter of Fiscal 2009 the Company completed the acquisition of the assets of three Montessori schools in central New Jersey collectively referred to as “Montessori Corner.” The addition of these schools added one elementary school and two preschools to the three Montessori method schools already in the Company’s portfolio.

•

During the fourth quarter of Fiscal 2009 the Company completed the acquisition of substantially all of the assets of Highpointe Children’s Academy (“Highpointe”). These schools have been rebranded under the Company’s existing “Merryhill” brand. The addition of Highpointe added a preschool and an elementary school and expanded the Company’s existing market coverage in the Dallas, Texas market.

•

During the third quarter of Fiscal 2009, the Company completed the acquisition of substantially all of the assets of Country Tyme Preschool (“Country Tyme”). The acquisition expands the Company’s existing market coverage in the Southeastern Pennsylvania market in which the Company currently operates. Country Tyme provides programs for preschool students through kindergarten.

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of substantially all of the assets of Southern Highlands Preparatory Schools (“Southern Highlands”). The acquisition expands the Company’s existing market coverage in the Las Vegas, Nevada market in which the Company currently operates. Southern Highlands provides programs for preschool students through grade 8.

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of substantially all of the assets of the Ivy Kids Learning Center School (“Ivy Kids”). This school has been rebranded under the Company’s existing “The Honor Roll” brand. The acquisition expands the Company’s existing market coverage in the Houston, Texas market adding one preschool to a market in which the Company currently operates.

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs are presented below (dollars in thousands):

			Total Assets Acquired at Purchase (1)
Acquired Entity	Acquisition price net of acquired working capital (1)	Net non-cash working capital assets/ (liabilities) included in purchase price	Goodwill	Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)	Preliminary valuation of Laurel Springs and The Learning Springs amortizable intangible assets (2)	Other Long-Term Assets at Fair Value	Total Purchase Price of Acquisition (1)
Fiscal 2010 Acquisitions through September 26, 2009:
LSS & TLS	$10,444	$(2,406)	$9,519	(2)				$2,650	$681	$12,850
GCS	1,539	(1,611)	2,361	264	20	302	7	—	223	3,150

Total Fiscal 2010 acquisitions	$11,983	$(4,017)	$11,880	$264		$302		$2,650	$904	$16,000

Fiscal 2009 Acquisitions:
Montessori Corners	2,658	(676)	2,883	88	20	238	7	—	125	3,334
Highpointe	1,093	(5)	703	—	n/a	249	7	—	146	1,098
Country Tyme	1,354	47	1,041	—	n/a	216	4	—	50	1,307
Southern Highlands	1,256	(502)	1,106	94	20	255	7	—	303	1,758
Ivy Kids	745	35	400	—	n/a	120	4	—	190	710
Adjustments to prior year acquisitions:	90	(43)	133	—		—		—	—	—

Total Fiscal 2009 acquisitions	$7,196	$(1,144)	$6,266	$182		$1,078		$—	$814	$8,207

(1)	Fiscal 2009 purchase price includes transaction costs whereas Fiscal 2010 purchase price does not as these costs are no longer capitalizable under generally accepted accounting principles.

(2)	The Company is in the process of finalizing the values and lives of the amortizable intangible assets acquired in regard to the LSS and TLS acquisitions. Amounts presented herein are preliminary and presented in aggregate.

With the exceptions of LSS and GCS, each of the above acquisitions includes tax deductible goodwill recorded at a basis equal to its respective book value. Goodwill is not deductible for income tax purposes for either LSS or GCS. To date, the Company has not identified any material unrecorded pre-acquisition contingencies where the related asset or liability is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available which would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to goodwill. Due to the seasonality and variations of accounting methodologies from each of the non-public acquired companies, management does not believe it would be meaningful to present pro-forma information regarding these acquisitions on a quarterly basis; rather this information will be presented in the Company’s annual Form 10-K where it will reflect pro forma information over its full business cycle.

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the acquisition of the Laurel Springs School and Gifted Child Studies, Inc. At September 26, 2009 and June 27, 2009, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	September 26, 2009			June 27, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$83,367	$—	$83,367	$71,489	$—	$71,489

Amortized intangible assets:
Laurel Springs School & The Learning Springs (1)		$2,650	$—	$2,650	$—	$—	$—
Franchise agreement	130	580	209	371	580	192	388
Trade Names	240	3,191	401	2,790	2,928	362	2,566
Student Rosters	68	6,450	2,815	3,635	6,149	2,378	3,771

Total Intangible Assets		$12,871	$3,425	$9,446	$9,657	$2,932	$6,725

(1)	The Company is in the process of finalizing the values and lives of the amortizable intangible assets acquired in regard to the Laurel Springs School and The Learning Springs acquisitions. Amounts presented herein are preliminary and presented in aggregate.

Amortization expense related to intangible assets was $495,000 and $355,000 for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively.

Note 5. Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of September 26, 2009 and June 27, 2009, outstanding borrowings equaled $31,625,000 and $13,525,000, respectively, and outstanding letters of credit as of September 26, 2009 and June 27, 2009 were $2,615,000.

The Company’s obligations under the 2008 Credit Agreement are guaranteed by subsidiaries which are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The Company’s obligation under its 2008 Credit Agreement bears interest, at the Company’s option, at either:

(1)	a selected LIBOR rate plus a debt to defined EBITDA-indexed rate or;

(2)	a defined base rate plus a debt to defined EBITDA-indexed rate.

Either of these rates options may be adjusted in quarterly increments based on the achievement of performance goals. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest based on selected LIBOR rate plus a debt to defined EBITDA-indexed rate. The ranges of EBITDA-indexed rates applicable during the first quarter of Fiscal 2010 and during the first quarter of Fiscal 2009 were as follows:

LIBOR rate plus debt to defined EBITDA-indexed rate	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA-indexed rate	1.15% - 2.40%

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted.

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of September 26, 2009 and June 27, 2009, $642,000 and $686,000 in unamortized financing costs were carried on the Company’s balance sheet, respectively.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. Consistent with the terms of this agreement, as of September 26, 2009, $500,000 of the note has been collected. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. At September 26, 2009 and June 27, 2009, the unaccreted discount related to this note was $49,000 and $57,000, respectively. During the thirteen weeks ended September 26, 2009 and September 27, 2008, $7,000 and $13,000 of interest income was recognized as income from discontinued operations, respectively.

Note 7. Derivative Financial Instruments and Comprehensive Income:

Cash Flow Hedges:

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, as they are subject to rate and price fluctuations and are also subject to elements of credit risk in the event the counterparty should default. At September 26, 2009 and June 27, 2009, the Company had two interest rate swap contracts outstanding, each having a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and 2.74% through April 28, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate. The Company utilized the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Unrealized gains of $31,000 and unrealized losses of $12,000 are included as a component of Other Comprehensive Loss for the thirteen weeks ending September 26, 2009 and September 27, 2008, respectively.

Derivatives designated as hedging instruments were as follows:

	September 26, 2009		June 27, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other long term liabilities	$195	Other long term liabilities	$246

The Company did not have any derivatives not designated as hedging instruments at September 26, 2009 or June 27, 2009. These financial instruments are the Company’s only component of Other Comprehensive income (loss) relative to the periods presented. Comprehensive income (loss) during the thirteen weeks ended September 26, 2009 and September 27, 2008 was as follows (dollars in thousands):

	Thirteen weeks ended
	September 26, 2009	September 27, 2008
Net loss	$(1,432)	$(358)
Other Comprehensive income (loss)	31	(12)

Total comprhensive loss	$(1,401)	$(370)

If the Company were to settle the underlying LIBOR based debt instruments, any unrealized gains or losses reported in accumulated Other Comprehensive Income would be reclassified into earnings during the period in which the underlying instruments were settled.

Note 8. Advertising

General advertising costs, which include yellow page and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended September 26, 2009 and September 27, 2008 were $951,000 and $999,000, respectively. As of September 26, 2009 and June 27, 2009, prepaid advertising expense totaled $410,000 and $508,000, respectively.

Note 9. Fair Value of Financial Instruments

The Company determines fair value based upon a hierarchy that defines three levels of inputs that may be used to measure fair value:

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 26, 2009 and June 27, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 26, 2009 and June 27, 2009, aggregated by the level in the fair value hierarchy within with those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Total derivatives, net liability at June 27, 2009	$—	$(246)	$—
Total derivatives, net liability at September 26, 2009	$—	$(195)	$—

Note 10. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $147,000 and $20,000 at September 26, 2009 and June 27, 2009, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 11. Lease Reserves

The Company records estimated costs for school closures at the property’s cease-use date. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At September 26, 2009 and June 27, 2009, the lease reserve for closed schools was $876,000 and $960,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 27, 2009	$960
Payments against reserve	(178)
Adjustments to reserve	94

Lease reserve at September 27, 2009	$876

The Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of September 26, 2009 is $2,285,000.

Note 12. Costs Associated with Exit Activities

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Revenues	$—	$473
Cost of services	(60)	(593)
Rent and other	(265)	(255)

Loss from discontinued operations before income tax benefit	(325)	(375)
Income tax benefit	125	145

Loss from discontinued operations	$(200)	$(230)

Discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of Fiscal 2009. The school has been closed and will remain closed contingent upon the landlord remediating the property to a usable condition. Based upon the provisions of the lease to this property, the Company has notified the property’s owner of issues in regard to the physical condition of the property and has ceased making rent payments to the landlord. If and when the landlord makes the repairs as required by the lease provisions, the Company may reopen the property. As the resolution of the Company’s actions with the landlord is not currently known, the Company has not recorded a liability for future lease payments it may or may not be subject to in regard to this property. As of September 26, 2009 the future lease payments and payments withheld to date under the original terms of the lease total $1,113,000. It is not currently known whether or not the property will be remediated to a usable condition, and there is a possibility that if the school is returned to a usable condition, it would be reopened, the Company has not accrued any future lease obligations for this property at September 26, 2009.

Note 13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	Sept 26, 2009	June 27, 2009
Accounts payable	$5,131	$6,459
Accrued payroll and related items	3,886	5,862
Accrued property taxes	1,190	1,321
Accrued rent	1,657	1,462
Other accrued expenses	3,839	4,720

	$15,703	$19,824

Note 14. Stock Based Compensation

As of September 26, 2009, approximately 1,330,000 stock options were issued and outstanding and 34,000 shares of restricted stock had been granted. As of September 26, 2009, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 420,000.

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

Beginning in Fiscal 2008, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards (“RSA”) that vest the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. The first RSAs included 17,000 shares that were granted to the Company’s non-employee Board of Directors during the second quarter of Fiscal 2008 and vested during the second quarter of Fiscal 2009. An additional 17,000 awards were granted during the second quarter of Fiscal 2009 and vested during the second quarter of Fiscal 2010.

Through September 26, 2009, approximately 1,080,000 non-qualified stock options and 34,000 restricted stock awards and 25,000 market based awards had been issued under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through September 26, 2009, approximately 28,000 non-qualified stock options have been issued and are outstanding under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance there under of 719,000 were cancelled. At June 27, 2009, 224,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	26.3%	21.7%
Risk-free interest rate	3.6%	4.2%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	5.1%	7.3%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense is included in general and administrative expense in the statements of operations for the thirteen weeks ended September 26, 2009 and September 27, 2008 and was $305,000 and $248,000, respectively. As of September 26, 2009 there was $1,407,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.5 years. A summary of option activity under the Company’s employee stock option plans as of June 27, 2009 and changes during the thirteen weeks ended September 26, 2009 is as follows:

		Outstanding		Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price
Balance at June 27, 2009, net of RSAs	598,000	1,154,000	$10.28	775,000	$8.17

Stock options:
Granted at market	(178,000)	178,000	9.89	—	—
Cancelled	—	—		—	—
Exercised	—	(2,000)	5.88	—	—

Balance at September 26, 2009, net of RSAs	420,000	1,330,000	$10.24	938,000	$9.20

The aggregate intrinsic value for options outstanding and options exercisable at September 26, 2009, was approximately $1,418,000. The aggregate intrinsic value for options exercised during the first thirteen weeks of Fiscal 2010 was $11,100. The weighted average remaining contractual terms for options outstanding and options exercisable at September 26, 2009, were approximately 5.6 years and 5.3 years, respectively. The total fair value of options vested during the first thirteen weeks of Fiscal 2010 was $746,000. The weighted average fair value of stock options granted during the first thirteen weeks of Fiscal 2010 was $3.17. The total number of options not yet vested as of September 26, 2009, was 393,000 shares with a weighted average exercise price of $12.73.

Note 15. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $100,000 and $110,000 for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. Company contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors and are subject to a five-year vesting period subsequent to the employee’s initial plan participation date. At September 26, 2009 and June 27, 2008, the Company has included $995,000 and $850,000 in “Other long term liabilities” to reflect its liability under the plan, respectively.

The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $1,157,000 and $1,021,000 in “Deposits and other assets” as of September 26, 2009 and June 27, 2009, respectively, which represents the cash surrender value of these policies.

During the thirteen weeks ended September 26, 2009 and September 27, 2008, the Company recognized $61,000 and $52,000 of general and administrative expense reflecting the prorated vesting of employer contributions into the plan, respectively.

Note 16. Commitments and Contingencies

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

Note 17. Shareholder Rights Plan

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

Note 18. Unsolicited Expression of Interest

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

Note 19. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q on November 5, 2009, and determined that there have not been any events that have occurred that would require adjustments to or additional disclosures in the audited consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009 filed with the SEC.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and may include statements regarding: opportunities for growth; the number of schools expected to be added in future years; the profitability of newly opened schools; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; and changes in operating systems and policies. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects” or similar expressions are used in this Quarterly Report on Form 10-Q, the Company is making forward-looking statements.

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include, but are not limited to:

•	the impact of unemployment rates on our current or potential customers;

•	changing economic conditions including unemployment rates, as demand for the Company’s products and services are a lagging indicator of the economy;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s ability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the impact on school enrollment of an outbreak of a health pandemic, including the H1N1 virus;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the Company’s ability to maintain compliance with financial covenants as required defined by the Amended and Restated Credit Agreement dated June 6, 2008 among the Company and its lenders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•	the Company’s ability to find affordable real estate and renew existing locations on terms acceptable to the Company and the impact this may have on enrollment;

•	the Company’s ability to obtain the capital required to fully implement its business and strategic plan;

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

Results of Operations

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure and balance revenue and profit growth in initiative categories: (i) Comparable Schools, (ii) Core Schools, (iii) New Schools and (iv) Acquired Schools or businesses. Management seeks to balance growth in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through several different metrics to help management better understand where growth is derived and manage the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

i.	Comparable Schools – consists of an identical set of schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of identical schools in each comparable period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth and expense management. Information related to Comparable Schools is included in each relevant section below and summarized in the gross profit section below. When presenting Comparable School results there may be schools included within Comparable School results that were subsequently classified as closed or discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10-Q or as closed schools in the Results of Operations for all periods presented herein.

ii.	Core Schools – consists of schools reported as Comparable Schools for each specific period presented. By definition, the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. We measure Core Schools’ performance as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts to grow the Core School base. The table presented in the gross profit section below shows this information. When presenting Core School results there may be schools included within Core School results that were subsequently classified as discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10-Q for all periods presented herein.

iii.	New Schools – consists of newly developed schools. By definition the population of schools in each period should be different for each period as the Company continues to add schools.

New Schools are an integral part of the Company’s business development strategy and are defined as newly developed schools as compared to “Acquired Schools” which are discussed below. In planning New School development activity, management typically seeks to balance the pre-opening costs and start-up losses associated with the ramp up of new schools and achieving an appropriate growth and profitability balance for the Company as a whole.

New School revenue is expressed as a percentage of total operating revenue for each comparative period. This information is included in the revenue section below. We also measure New School gross profit, gross margin and expense items as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve New School period-over-period performance by minimizing the impact of pre-opening and ramp up costs, as well as shortening the time it takes a new school to ramp up. The table presented in the gross profit section below shows New School percent of revenue information for each period presented.

iv.	Acquired Schools – consists of purchased schools previously operated by independent third parties.

Acquired Schools are an integral part of the Company’s business development strategy. Management seeks to acquire schools that expand or complement existing markets as well as schools that provide platforms for additional growth in new markets within our demographic parameters. Management seeks to add schools at a rate and in a manner that promotes the appropriate growth and profitability balance described above. While the Company has typically acquired schools that are already profitable, in some cases the Company acquires schools that are just beginning their ramp up periods, and as such may not yet be profitable, or more well-established schools that present an opportunity of revitalization and expansion as in the case of Camelback Desert Schools, which are located in a well matched demographic, but contend with issues that have impeded their profitability. Acquired Schools’ revenue is expressed as a percentage of total operating revenue for each comparative period. This information is included in the revenue section below. We measure Acquired Schools’ gross profit, gross margin and expense items as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve Acquired Schools’ period-over-period performance by honing our screening and due diligence processes and streamlining our integration activities. The table presented in the gross profit section below shows Acquired Schools’ percentage of revenue information for each period presented.

At September 26, 2009 the Company operated 184 schools. Since June 27, 2009, the Company has opened three new preschools and acquired one elementary school. During the thirteen weeks ending September 27, 2008, the Company opened two new preschools and acquired two new preschools and one elementary school. The Laurel Springs School is not included in the following table as its curriculum is delivered on-line and a physical school location does not exist for its students. School counts for the thirteen weeks ended September 26, 2009 and September 27, 2008 are as follows:

	Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Number of schools at the beginning of period	180	173

Acquisitions	1	3
Openings	3	2
Closings	—	—

Number of schools at the end of the period	184	178

Schools closed subsequent to September 27, 2008:
Results included within Operating Loss	—	(1)
Results included within Loss from Discontinued Operations	—	(5)

	184	172

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen weeks ended September 26, 2009 and September 27, 2008 (dollars in thousands):

	Thirteen Weeks Ended September 26, 2009	Percent of Revenues	Thirteen Weeks Ended September 27, 2008	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
Revenues	$50,623	100.0%	$50,903	100.0%	$(280)	(0.6)%

Personnel costs	25,036	49.5	24,812	48.7	224	0.9
School operating costs	7,801	15.4	7,782	15.3	19	0.2
Rent and other	14,642	28.9	13,337	26.2	1,305	9.8

Cost of services	47,479	93.8	45,931	90.2	1,548	3.4

Gross profit	3,144	6.2	4,972	9.8	(1,828)	(36.8)
General and administrative expenses	4,887	9.7	4,942	9.7	(55)	(1.1)

Operating (loss) income	$(1,743)	(3.4)%	$30	0.1%	$(1,773)	n.m.

As a result of certain school closures subsequent to the first quarter of Fiscal 2009 the Company has conformed amounts reported for Fiscal 2009 to the period ended September 27, 2008. Operating results include one preschool closed during the third quarter of Fiscal 2009, two preschools and one elementary school closed during the fourth quarter of Fiscal 2009.

The table below shows the number of schools included in each of the four growth initiative categories. Each section category is discussed below for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively:

School Category	September 26, 2009	September 27, 2008
Comparable	167	167

Core	167	144
New	7	7
Acquired	10	21

Total	184	172

Revenue

Revenue for the thirteen weeks ended September 26, 2009 decreased $280,000, or 0.6%, to $50,623,000 from $50,903,000 for the thirteen weeks ended September 27, 2008. The revenue decrease for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	September 26, 2009	September 27, 2008	Dollar	Percent
Total Company revenue	$50,623	$50,903	$(280)	(0.6)%

Comparable Schools	$46,906	$49,797	$(2,891)	(5.8)%
Schools acquired, opened or closed after June 28, 2008:
Acquired	2,279	416	1,863	447.8
New	783	55	728	1,323.6
Closed	—	592	(592)	(100.0)
Other	655	43	612	1,423.3

	$50,623	$50,903	$(280)	(0.6)%

Comparable school revenue decreases were primarily driven by overall decreases in enrollment partially offset by average tuition increases between 2.5% and 3.5%. As a percentage, Comparable School revenue growth fell below that of tuition rate increases, due in large part to current economic activity affecting unemployment rates which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates.

Revenue trends

The revenue results of each of the four growth initiative categories for the thirteen weeks ended September 26, 2009 (schools acquired, opened or closed subsequent to June 28, 2008) and the thirteen weeks ended September 27, 2008 (schools acquired, opened or closed subsequent to June 30, 2007) are as follows:

	Thirteen weeks ended September 26, 2009	Number of Schools	Percent of Revenue	Thirteen weeks ended September 27, 2008	Number of Schools	Percent of Revenue
Core Schools	$46,906	167	92.7%	$43,318	144	84.7%
New Schools	783	7	1.5%	1,111	7	2.2%
Acquired Schools	2,279	10	4.5%	5,839	21	11.4%

New Schools’ revenue decreased as a percentage of total revenue to 1.5% for the thirteen weeks ended September 26, 2009 as compared to 2.2% for the thirteen weeks ended September 27, 2008; there were seven New Schools for each period. The decrease was reflective of unemployment rate increases and the age of the New Schools included in each period’s results, as New Schools typically include a ramp up period. New Schools included in the thirteen weeks ended September 26, 2009 have been operating an average of 208 days as compared to 247 days for the New Schools included in the thirteen weeks ended September 27, 2008. New Schools included in the thirteen week period ended September 27, 2009 included seven schools, three of which had been operating less than ninety days and two of which had been operating more than 270 days as compared to seven New Schools included in the thirteen weeks ended September 27, 2009 of which two had been operating less than ninety days and four had been operating more than 270 days.

Acquired Schools’ revenue decreased as a percentage of total revenue to 4.5% for the thirteen weeks ended September 26, 2009 as compared to 11.5% for the thirteen weeks ended September 27, 2009. Acquired Schools for the thirteen weeks ended September 26, 2009 included ten schools. Acquired Schools included for the thirteen weeks ended September 27, 2008 included twenty-one schools of which nine schools included significant before-and-after school programs that are not counted as separate schools.

Personnel costs

Personnel costs primarily include wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit and participant rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of New Schools, personnel costs tend to be higher as a percentage of revenue as a base level of personnel and associated costs are established in the early years of a school’s life; we expect to leverage these front-end investments as enrollments increase. It is important to note that preschool staffing ratios are mandated by state requirements which can result in very low student to teacher ratios when class sizes are not optimal, especially in period of declining enrollment.

Personnel costs for the thirteen weeks ended September 26, 2009 increased $224,000, or 0.9%, to $25,036,000 from $24,812,000 for the thirteen weeks ended September 27, 2008. The increase in personnel costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	September 26, 2009	September 27, 2008	Dollar	Percent
Total Company personnel costs	$25,036	$24,812	$224	0.9%

Comparable Schools	$23,085	$24,034	$(949)	(4.0)%
Schools acquired, opened or closed after June 28, 2008:
Acquired	1,278	232	1,046	450.9
New	542	79	463	586.1
Closed	10	467	(457)	(97.9)
Other	121	—	121	n.m.

	$25,036	$24,812	$224	0.9%

Personnel costs increased to 49.5% of revenue for the thirteen weeks ended September 26, 2009 as compared to 48.7% for thirteen weeks ended September 27, 2008. This increase of 80 basis points was comprised of the following:

	Percentage of Revenue Thirteen weeks ended
	September 26, 2009	September 27, 2008
Total Company	49.5%	48.7%

Comparable Schools	49.2%	48.4%
Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2009 and June 30, 2007 for Fiscal 2009
Core Schools	49.2%	47.8%
Acquired Schools	56.1%	51.2%
New Schools	69.2%	59.5%

Increases in personnel costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of school based wage rate increases which went into effect during the second quarter of Fiscal 2009. There have not been company-wide wage rate increases during Fiscal 2010. In addition, preschool staffing ratios are mandated by state regulations and as such, some classes and schools are not able to reduce wage costs in line with revenue declines which are the result of unemployment rate increases and other economic activity.

Personnel costs as a percentage of revenue at New Schools increased 970 basis points for the thirteen weeks ended September 26, 2009 as compared to the thirteen weeks ended September 27, 2008. This increase was reflective of decreased enrollment, due in part to unemployment rate increases and the age of the New Schools included in each period’s results, as New Schools typically include a ramp up period for achieving optimal student to teacher ratios which directly impact personnel costs. New Schools included in the thirteen weeks ended September 26, 2009 have been operating an average of 208 days as compared to 247 days for the New Schools included in the thirteen weeks ended September 27, 2008. New Schools included in the thirteen week period ended September 27, 2009 included seven schools, three of which had been operating less than ninety days and two of which had been operating more than 270 days as compared to seven New Schools included in the thirteen weeks ended September 27, 2009 of which two had been operating less than ninety days and four had been operating more than 270 days.

Personnel costs as a percentage of revenue at Acquired Schools increased 490 basis points. This was in large part due to significant summer camp program revenue at most of the Acquired Schools included in the thirteen weeks ended September 27, 2008 as compared to lower revenue from these programs for those Acquired Schools included in the thirteen weeks ended September 26, 2009. Acquired Schools included for the thirteen weeks ended September 27, 2008 included twenty-one schools of which nine schools included significant before-and-after school programs that are not counted as separate schools.

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

School operating costs for the thirteen weeks ended September 26, 2009 increased $19,000, or 0.2%, to $7,801,000 from $7,782,000 for the thirteen weeks ended September 27, 2008. The increase in school operating costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	September 26, 2009	September 27, 2008	Dollar	Percent
Total Company school operating costs	$7,801	$7,782	$19	0.2%

Comparable Schools	$6,916	$7,452	$(536)	(7.2)%
Schools acquired, opened or closed after June 28, 2008:
Acquired	402	106	296	279.2
New	158	16	142	887.5
Closed	59	203	(144)	(70.9)
Other	266	5	261	5,220.0

	$7,801	$7,782	$19	0.2%

School operating costs for comparable schools for the thirteen weeks ended September 26, 2009 decreased $536,000 as compared to the thirteen weeks ended September 27, 2008. This decrease included decreased food costs of approximately $180,000, decreased ancillary and camp program costs of $165,000 and decreased recruitment, teaching supplies and other operating costs of approximately $191,000.

School operating costs increased to 15.4% of revenue for the thirteen weeks ended September 26, 2009 as compared to 15.3% for thirteen weeks ended September 27, 2008. This increase of 10 basis points was comprised of the following:

	Percentage of Revenue Thirteen weeks ended
	September 26, 2009	September 27, 2008
Total Company	15.4%	15.3%

Comparable Schools	14.7%	15.0%
Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2009 and June 30, 2007 for Fiscal 2009
Core Schools	14.7%	15.0%
Acquired Schools	17.6%	15.3%
New Schools	20.2%	17.7%

Decreases in school operating costs at Comparable Schools as a percentage of revenue are reflective of decreased spending in food, ancillary and camp programs, recruitment, teaching supplies and other operating costs as described above.

School operating costs as a percentage of revenue at New Schools increased 250 basis points for the thirteen weeks ended September 26, 2009 as compared to the thirteen weeks ended September 27, 2008. This increase was reflective of decreased enrollment, due in part to unemployment rate increases and the age of the New Schools included in each period’s results. New Schools included in the thirteen weeks ended September 26, 2009 have been operating an average of 208 days as compared to 247 days for the New Schools included in the thirteen weeks ended September 27, 2008. New Schools included in the thirteen week period ended September 27, 2009 included seven schools, three of which had been operating less than ninety days and two of which had been operating more than 270 days as compared to seven New Schools included in the thirteen weeks ended September 27, 2009 of which two had been operating less than ninety days and four had been operating more than 270 days.

School operating costs as a percentage of revenue at Acquired Schools increased 230 basis points. This was in large part due to significant summer camp program revenue at most of the Acquired Schools included in the thirteen weeks ended September 27, 2008 as compared lower revenue from these programs for those Acquired Schools included in the thirteen weeks ended September 26, 2009. Acquired Schools included for the thirteen weeks ended September 27, 2008 included twenty-one schools of which nine schools included significant before-and-after school programs that are not counted as separate schools.

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

Rent and other costs for the thirteen weeks ended September 26, 2009 increased $1,305,000, or 9.8%, to $14,642,000 from $13,337,000 for the thirteen weeks ended September 27, 2008. The increase in rent and other costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	September 26, 2009	September 27, 2008	Dollar	Percent
Total Company rent and other costs	$14,642	$13,337	$1,305	9.8%

Comparable Schools	$12,932	$12,555	$377	3.0%
Schools acquired, opened or closed after June 28, 2008:
Acquired	740	134	606	452.2
New	760	238	522	219.3
Closed	200	410	(210)	(51.2)
Other	10	—	10	n.m.

	$14,642	$13,337	$1,305	9.8%

The $377,000 increase in rent and other costs for comparable schools was primarily the result of $392,000 of increased rent and property taxes which was consistent with contractual rent and property tax escalations from prior years and $55,000 of increased workers compensation claims retained by the Company. These increases were partially offset by $95,000 of lower marketing costs.

Rent and other costs increased to 28.9% of revenue for the thirteen weeks ended September 26, 2009 as compared to 26.2% for thirteen weeks ended September 27, 2008. This increase of 270 basis points was comprised of the following:

	Percentage of Revenue Thirteen weeks ended
	September 26, 2009	September 27, 2008
Total Company	28.9%	26.2%

Comparable Schools	27.6%	25.2%
Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2009 and June 30, 2007 for Fiscal 2009
Core Schools	27.6%	24.7%
Acquired Schools	32.5%	26.2%
New Schools	97.1%	61.7%

Increases in rent and other costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of overall contractual rent and property tax escalations at these schools coinciding with overall enrollment declines due in large part to current economic activity including increased unemployment rates.

Rent and other costs as a percentage of revenue at New Schools increased 3,450 basis points for the thirteen weeks ended September 26, 2009 as compared to the thirteen weeks ended September 27, 2008. This increase was reflective of decreased enrollment, due in large part to unemployment rate increases and the age of the New Schools included in each period’s results New Schools included in the thirteen weeks ended September 26, 2009 have been operating an average of 208 days as compared to 247 days for the New Schools included in the thirteen weeks ended September 27, 2008. New Schools included in the thirteen week period ended September 27, 2009 included seven schools, three of which had been operating less than ninety days and two of which had been operating more than 270 days as compared to seven New Schools included in the thirteen weeks ended September 27, 2009 of which two had been operating less than ninety days and four had been operating more than 270 days.

Rent and other costs as a percentage of revenue at Acquired Schools increased 630 basis points. This was in large part due to significant summer camp program revenue at most of the Acquired Schools included in the thirteen weeks ended September 27, 2008 as compared to lower revenue from these programs for those Acquired Schools included in the thirteen weeks ended September 26, 2009. Acquired Schools included for the thirteen weeks ended September 27, 2008 included twenty-one schools of which nine schools included significant before-and-after school programs that are not counted as separate schools.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended September 26, 2009 decreased $1,828,000, or 36.8%, to $3,144,000 from $4,972,000 for the thirteen weeks ended September 27, 2008. Gross profit was 6.2% of revenue for the thirteen weeks ended September 26, 2009 and 9.8% of revenue for the thirteen weeks ended September 27, 2008.

The change in gross profit for the thirteen weeks ended September 26, 2009 as compared to the same period ended September 27, 2008 was follows (dollars in thousands):

	Thirteen Weeks Ended September 26, 2009	Percent of Revenues	Thirteen Weeks Ended September 27, 2008	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
Revenues	$50,623	100.0%	$50,903	100.0%	$(280)	(0.6)%

Personnel costs	25,036	49.5	24,812	48.7	224	0.9
School operating costs	7,801	15.4	7,782	15.3	19	0.2
Rent and other	14,642	28.9	13,337	26.2	1,305	9.8

Cost of services	47,479	93.8	45,931	90.2	1,548	3.4

Gross profit	$3,144	6.2%	$4,972	9.8%	$(1,828)	(36.8)%

The change in gross profit for Comparable Schools for the thirteen weeks ended September 26, 2009 as compared to the same period ended September 27, 2008 is as follows (dollars in thousands):

	Thirteen Weeks Ended September 26, 2009	Percent of Revenues	Thirteen Weeks Ended September 27, 2008	Percent of Revenues	Change Amount Increase/ (Decrease)	Percent Increase (Decrease)
Revenues	$46,906	100.0%	$49,797	100.0%	$(2,891)	(5.8)%

Personnel costs	23,085	49.2	24,034	48.3	(949)	(3.9)
School operating costs	6,916	14.7	7,452	15.0	(536)	(7.2)
Rent and other	12,932	27.6	12,555	25.2	377	3.0

Cost of services	42,933	91.5	44,041	88.4	(1,108)	(2.5)

Gross profit	$3,973	8.5%	$5,756	11.6%	$(1,783)	(31.0)%

The table below shows comparative information as a percentage of revenue for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirteen weeks ended September 26, 2009	Percentage of Revenue	Thirteen weeks ended September 27, 2008	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools

Number of schools	167	—	144	—

Revenue	$46,906	100.0%	$43,318	100.0%	$3,588	8.3%

Personnel Cost	23,085	49.2	20,694	47.8	2,391	11.6
School Operating Cost	6,916	14.7	6,483	15.0	433	6.68
Rent and Other	12,932	27.6	10,710	24.7	2,222	20.7

Gross Profit	$3,973	8.5%	$5,431	12.5%	$(1,458)	(26.8)%

New Schools

Number of schools	7		7		—

Revenue	$783	100.0%	$1,111	100.0%	$(328)	(29.5)%

Personnel Costs	542	69.2	661	59.5	(119)	(18.0)
School Operating Costs	158	20.2	197	17.7	(39)	(19.8)
Rent and Other	760	97.1	686	61.7	74	10.8

Gross Loss	$(677)	(86.5)%	$(433)	(39.0)%	$(244)	56.4%

Acquired Schools

Number of schools	10		21

Revenue	$2,279	100.0%	$5,839	100.0%	$(3,560)	(61.0)%

Personnel Costs	1,278	56.1	2,991	51.2	(1,713)	(57.3)
School Operating Costs	402	17.6	893	15.3	(491)	(55.0)
Rent and Other	740	32.5	1,529	26.2	(789)	(51.6)

Gross Profit	$(141)	(6.2)%	$426	7.3%	$(567)	(133.1)%

Closed Schools

Number of schools	4		5

Revenue	$—	100.0%	$592	100.0%	$(592)	-100.0%

Personnel Costs	10	n.m.	467	78.9	(457)	(97.9)
School Operating Costs	59	n.m.	203	34.3	(144)	(70.9)
Rent and Other	200	n.m.	411	69.4	(211)	(51.3)

Gross Profit	$(269)	n.m.	$(489)	(82.6)%	$220	(45.0)%

Other

Revenue	$655	100.0%	$43	100.0%	$612	1423.3%

Personnel Costs	121	18.5	—	—	121	n.a.
School Operating Costs	266	40.6	6	14.0	260	4,333.3
Rent and Other	10	1.5	—	—	10	n.a.

Gross Profit	$258	100.0%	$37	86.0%	$221	597.3%

Total

Revenue	$50,623	100.0%	$50,903	100.0%	$(280)	(0.6)%

Personnel Costs	25,036	49.5	24,813	48.7	223	0.9
School Operating Costs	7,801	15.4	7,782	15.3	19	0.2
Rent and Other	14,642	28.9	13,336	26.2	1,306	9.8

Gross Profit	$3,144	6.2%	$4,972	9.8%	$(1,828)	(36.8)%

General and administrative expenses

For the thirteen weeks ended September 26, 2009, general and administrative expenses decreased $55,000, or 1.1%, to $4,887,000 from $4,942,000 for the thirteen weeks ended September 27, 2008.

The overall decrease in general and administrative expenses included a decrease of corporate compensation costs of $135,000 due to unfilled positions and reduced overtime, corporate depreciation expense of $127,000 as a number of prior year IT investments have been fully depreciated and other decreased costs including travel, recruiting and supplies of $167,000. These decreases were partially offset with general and administrative costs associated with the first quarter of Fiscal 2010 acquisition of Laurel Springs School in the amount of $121,000, increased amortization expense from acquisitions of $128,000, professional fees incurred to complete two acquisitions of $146,000, which prior to Fiscal 2010 would have been capitalized as purchase consideration of acquired entities and legal fees of $100,000 incurred in connection with the Company’s defense in regard to a lawsuit filed by the Department of Justice alleging that the Company violated Title III of the Americans with Disabilities Act of 1990.

Operating income

As a result of the factors mentioned above, the Company’s operating loss increased $1,773,000 to $1,743,000 for the thirteen weeks ended September 26, 2009 from $30,000 of operating income for the thirteen weeks ended September 27, 2008.

Interest expense

Interest expense for the thirteen weeks ended September 26, 2009 and the thirteen weeks ended September 27, 2008 was $267,000. During the thirteen weeks ended September 26, 2009, the Company had average debt outstanding of $19,846,000 as compared to average debt outstanding of $14,563,000 during the thirteen weeks ended September 27, 2008. The increase in average borrowings coincided with a decrease in LIBOR or bank base rate indexed borrowing rates during the same period ending September 26, 2009.

Other Income

Other income for the thirteen weeks ended September 26, 2009 decreased $22,000 to $7,000 from $29,000 for the thirteen weeks ended September 27, 2008.

Income tax benefit

Income tax benefit for the thirteen weeks ended September 26, 2009 was $771,000 as compared to $80,000 for the thirteen week period ended September 27, 2008. The Company’s effective tax rate was 38.5% for the thirteen week periods ended September 26, 2009 and September 27, 2008.

Discontinued operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	September 26, 2009	September 27, 2008
Revenues	$—	$473
Cost of services	(60)	(593)
Rent and other	(265)	(255)

Loss from discontinued operations before income tax benefit	(325)	(375)
Income tax benefit	125	145

Loss from discontinued operations	$(200)	$(230)

Discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of Fiscal 2009. The school has been closed and will remain closed contingent upon the landlord remediating the property to a usable condition. Based upon the provisions of the lease to this property, the Company has notified the property’s owner of issues in regard to the physical condition of the property and has ceased making rent payments to the landlord. If and when the landlord makes the repairs as required by the lease provisions, the Company may reopen the property. As the resolution of the Company’s actions with the landlord is not currently known, the Company has not recorded a liability for future lease payments it may or may not be subject to in regard to this property. As of September 26, 2009 the future lease payments and payments withheld to date under the original terms of the lease total $1,113,000, as it is not currently known whether or not the property will be remediated to a usable condition, and the possibility that if the school is returned to a usable condition, it may be reopened, the Company has not accrued any future lease obligations for this property at September 26, 2009.

Net loss

As a result of the above factors, the Company’s net loss was $1,432,000 for the thirteen weeks ended September 26, 2009 as compared to $358,000 for the thirteen weeks ended September 27, 2008.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity despite the current disruptions in the capital and credit markets. The Company has continued to closely monitor these developments in terms of their relative effects on its consumer base, including increased unemployment, and their impact upon the financial institutions associated with the Company’s credit facility. In addition, in light of recent revenue declines and related overall financial performance brought on by the current economic conditions, the Company is closely monitoring the financial covenants under its credit facility. If the Company is unable to satisfy these covenants, it would be required to obtain an amendment to the covenants from the financial institutions associated with its credit facility, which may result in increased borrowing costs to the Company. Management believes that the relationship with these financial institutions is good. As a result, although there can be no assurances made, management believes that in the event an amendment is required to accommodate changes impacting certain financial covenants, the Company should be able to obtain these amendments.

The Company generally does not extend credit to consumers on a long-term basis as services are paid in advance and customer receivables are collected on a weekly or monthly basis. The Company currently has a long-term note receivable from a municipality that it continues to monitor in regard to collectability, there have been no indications to date that this note will not be fully paid, and the Company has received the first installment of this note consistent with the terms of the note. The Company does have a number of sub-lessees and has made guarantees to landlords for a number of properties where its original lease obligations have been assigned to a third party. The Company continues to monitor the payment patterns and condition of these third-party obligors and as of this report date believes they will continue to honor their contractual commitments (see “Long-Term Obligations and Commitments” below).

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under the 2008 Credit Agreement. Principal uses of liquidity are debt service, acquisitions, capital expenditures related to the renovation and maintenance of existing schools, new school development, furniture, fixtures, technology and curriculum.

Total cash and cash equivalents increased by $1,941,000 to $2,727,000 at September 26, 2009 from $786,000 at June 27, 2009. Cash used in operations was $3,002,000. Cash used in investing activities totaled $13,167,000 and included $11,983,000 used in connection with the purchases of the Laurel Springs School and Gifted Child Studies, Inc. and an additional $1,684,000 used for capital expenditures, which investments were partially offset by a $500,000 cash payment received under the terms of a note receivable. Cash from financing activities was $18,110,000 consisting primarily of net borrowings from the 2008 Credit Agreement to fund acquisitions.

Revolving Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 5, 2013. As of September 26, 2009, outstanding borrowings equaled $31,625,000 and outstanding letters of credit were $2,615,000.

The Company’s obligations under the 2008 Credit Agreement are guaranteed by subsidiaries that are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The Company’s obligation under its 2008 Credit Agreement bear interest, at the Company’s option, at either:

(1) a selected LIBOR rate plus a debt to defined EBITDA-indexed rate or;

(2) a defined base rate plus a debt to defined EBITDA-indexed rate.

The 2008 Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted.

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

Future contractual obligations, by year and in the aggregate consisted of the following at September 27, 2009 (dollars in thousands):

			Operating Lease Commitments				Contractual commitments, net of sublease amounts due to the Company
Fiscal Year	Letters of credit	Long-term debt 2008 Credit Agreement	Vehicle and Other Leases	School Real Estate Leases	Closed Location Real Estate Leases	Closed location cash sublease amounts due to the Company
2010	$2,615	$667	$782	$29,686	$1,855	$1,350	$34,255
2011	—	888	839	38,290	2,234	1,737	40,514
2012	—	888	678	35,725	1,906	1,559	37,638
2013	—	32,439	328	33,086	1,718	1,364	66,207
2014	—	—	274	30,323	1,242	888	30,951
2015 and thereafter	—	—	189	183,137	2,636	805	185,157

Total	$2,615	$34,882	$3,090	$350,247	$11,591	$7,703	$394,722

Most of the above real estate leases contain periodic rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Net operating lease commitments are the un-escalated net cash amounts due from the Company to third party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount is the net of closed location real estate leases less closed location cash sublease amounts due to the Company. The leases on the closed schools expire during or before 2017.

At September 27, 2009, there were nine leased properties included in discontinued operations, seven of these properties were sub-leased, while two remain vacant. The obligations with respect to the properties that are subleased are substantially covered by the subtenant. If such subtenants default, the Company has the obligation to pay rent under the terms of these leases. The Company’s liability with respect to closed school lease commitments could change if subtenants default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on the respective property. Additionally, one of the vacant schools included in discontinued operations that was closed during the fourth quarter of the Fiscal 2009. The school has been closed and will remain closed contingent upon the landlord remediating the property to a usable condition. Based upon the provisions of the lease to this property, the Company has notified the property’s owner of issues in regard to the physical condition of the property and has ceased making rent payments to the landlord. If and when the landlord makes the repairs as required by the lease provisions, the Company may reopen the property. As the resolution of the Company’s actions with the landlord is not currently known, the Company has not included a liability for future lease payments it may or may not be subject to in regard to this property. As of September 26, 2009 the future lease payments and payments withheld to date under the original terms of the lease total $1,113,000.

In addition to the lease obligations noted above, the Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of September 26, 2009 is $2,285,000.

Capital Expenditures

Company funded capital expenditures for new school development include school equipment, furniture, fixtures and curricula purchased by the Company for the operation of the new school. The capital required to open or acquire these schools was provided by cash flow from operations, the Company’s Revolving Credit Agreement and asset sales. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and in some cases to extend the service life of the school. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2010, this limitation was $13,000,000.

Capital expenditures for the thirteen weeks ended September 26, 2009 and September 27, 2008 were as follows (dollars in thousands):

	Thirteen weeks ended
	September 26, 2009	September 27, 2008
New school development	$776	$154
Renovations and equipment purchases	650	1,784
Corporate and information systems	258	158

	$1,684	$2,096

During the thirteen weeks ended September 26, 2009, the Company opened three new preschools. During the thirteen weeks ended September 27, 2008, the Company opened two new preschools.

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

The Company’s critical accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2009. To date, there have been no changes to these accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the form of interest rates.

Market Conditions

During the first quarter of Fiscal 2010 and through October of 2009, the Company’s stock price declined approximately 12%. In evaluating market conditions and potential goodwill impairment triggers, one factor considered is the overall business enterprise value as compared to net assets. Despite this decline in stock price, the Company’s overall business enterprise value relative to its net assets has remained consistent with the relative values determined in connection with the Company’s annual testing for impairment of goodwill determined during the fourth quarter of Fiscal 2009. Based on an evaluation of the Company’s business enterprise value, the results of the recently completed goodwill impairment testing, and performance trends during the first quarter of Fiscal 2010, the Company does not believe interim testing for goodwill impairment to be appropriate at this time. The Company will continue to evaluate whether interim testing is appropriate in future quarters as more information becomes available regarding enterprise value, business performance and other macro- and micro-economic trends.

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the 2008 Credit Agreement. The 2008 Credit Agreement and the Prior Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $25,000 and $11,000 for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively.

Interest Rate Swap Agreement

Cash Flow Hedges:

The Company does not enter into derivative transactions for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations and elements of credit risk in the event the counterparty should default. At September 26, 2009 and June 27, 2009, the Company had two interest rate swap contracts outstanding, each had a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and 2.74% through April 28, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate. The Company utilized the shortcut method in accounting for its hedged transactions utilizing interest rate swaps. Unrealized income of $31,000 and unrealized losses of $12,000 are included as a component of Other Comprehensive Loss for the thirteen weeks ending September 26, 2009 and September 27, 2008, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2009. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.	Risk Factors

Risk factors are identified in Part I, Item 1A of the Company’s Fiscal 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During August 2009, issued non-employee director exercised options to purchase 2,000 shares of the Company’s common stock at a purchase price of $5.875. These shares were sold by the Company in reliance upon an exemption from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: November 5, 2009	By:	/s/ Thomas Frank
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)