Form 10-Q
period 2009-12-26
NOBEL LEARNING COMMUNITIES INC
filed 2010-02-04
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 26, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at February 1, 2010 was 10,550,701.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I, Item 2; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and under Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009. In addition, potential risks and uncertainties include, among others, unemployment rates impacting current or future enrollments; changes in general economic conditions; the Company’s ability to compete with new or existing competitors; dependence on senior management and other key personnel; the litigation with the Department of Justice relating to alleged violations of the American with Disabilities Act; the high concentration of ownership of the Company’s stock among its four largest stockholders; and the Company’s ability to maintain compliance with operating covenants among the Company and its lenders. In addition, the Company’s results may be affected by general factors, such as political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 26, 2009	June 27, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,386	$786
Customer accounts receivable, less allowance for doubtful accounts of $449 at December 26, 2009 and $301 at June 27, 2009	1,719	802
Note receivable, current portion	250	500
Deferred tax asset	715	443
Prepaid rent	3,414	3,336
Prepaid expenses and other current assets	2,780	2,912

Total Current Assets	10,264	8,779

Property and equipment, at cost	85,131	79,935
Accumulated depreciation and amortization	(54,327)	(51,185)

Property and equipment, net	30,804	28,750

Goodwill	82,863	71,489
Intangible assets, net	9,458	6,725
Note receivable	458	693
Deposits and other assets	3,655	3,139

Total Assets	$137,502	$119,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$18,291	$19,824
Current portion of lease obligations	259	274
Deferred revenue	16,335	14,526

Total Current Liabilities	34,885	34,624

Long-term obligations	29,500	13,525
Long-term portion of lease obligations	629	686
Deferred tax liability	1,446	142
Other long term liabilities	1,917	1,712

Total Liabilities	68,377	50,689

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,550,701 and 10,497,409 shares issued and outstanding at December 26, 2009 and June 27, 2009, respectively.	10	10
Additional paid-in capital	59,895	59,297
Retained earnings	9,316	9,729
Accumulated other comprehensive (loss) income	(97)	(151)

Total Stockholders’ Equity	69,125	68,886

Total Liabilities and Stockholders’ Equity	$137,502	$119,575

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Revenues	$58,593	$55,871	$109,216	$106,774

Personnel costs	27,553	26,760	52,720	51,572
School operating costs	7,874	6,791	15,543	14,574
Rent and other	14,749	13,518	29,391	26,855

Cost of services	50,176	47,069	97,654	93,001

Gross profit	8,417	8,802	11,562	13,773

General and administrative expenses	5,841	4,709	10,729	9,651

Operating income	2,576	4,093	833	4,122
Interest expense	315	268	582	535
Other income	(7)	(21)	(15)	(51)

Income from continuing operations before income taxes	2,268	3,846	266	3,638
Income tax expense	873	1,481	102	1,401

Income from continuing operations	1,395	2,365	164	2,237
Loss from discontinued operations, net of income tax effect	(377)	(246)	(577)	(476)

Net income (loss)	$1,018	$2,119	$ (413)	$1,761

Basic income per share:
Income from continuing operations	$0.13	$0.23	$0.02	$0.21
Loss from discontinued operations	(0.04)	(0.02)	(0.05)	(0.05)

Net income per share	$0.10	$0.20	$(0.04)	$0.17

Diluted income per share:
Income from continuing operations	$0.13	$0.22	n.m.	$0.21
Loss from discontinued operations	(0.04)	(0.02)	n.m.	(0.04)

Net income per share	$0.10	$0.20	n.m.	$0.16

Weighted average of common shares outstanding:
Basic	10,528	10,454	10,513	10,436
Diluted	10,617	10,713	n.m.	10,705

Net income per share totals may not sum due to rounding.

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended December 26, 2009

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
June 27, 2009	1,063,830	$1	10,497,409	$10	$59,297	$9,729	$(151)	$68,886
Net loss	—	—	—	—	—	(413)	—	(413)
Change in fair value of swap contracts, net of tax	—	—	—	—	—	—	54	54

Total comprehensive loss								(359)

Stock based compensation expense	—	—	—	—	575	—	—	575
Stock options and restricted award shares issued and related tax benefit	—	—	53,292	—	23	—	—	23

December 26, 2009	1,063,830	$1	10,550,701	$10	$59,895	$9,316	$(97)	$69,125

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008
Cash flows (used in) provided from operating activities:
Net (loss) income	$(413)	$1,761
Adjustments to reconcile net income (loss) to net cash (used in) provided from operating activities:
Depreciation and amortization	4,967	4,454
Reserve for lease costs for discontinued operations	95	119
Deferred taxes (benefit), net of business combinations	(211)	351
Provision for losses on accounts receivable	309	220
Stock based compensation	575	549
Other	(49)	(105)

Changes in assets and liabilities, net of business combinations:
Customer accounts receivable	(1,006)	(357)
Prepaid expenses and other current assets	309	962
Other assets and liabilities	(177)	56
Tax effect from exercise of stock options	32	(130)
Deferred revenue	(1,896)	(1,790)
Accounts payable and current liabilities	(2,700)	(4,165)

Total adjustments	248	164

Net cash (used in) provided from operating activities	(165)	1,925

Cash flows used in investing activities:
Purchases of fixed assets, net of acquired amounts	(3,750)	(3,781)
School acquisitions	(11,983)	(2,049)
Proceeds from payment of note receivable	500	—

Net cash used in investing activities	(15,233)	(5,830)

Cash flows from financing activities:
Borrowings of long term debt	58,075	45,975
Repayment of long term debt	(42,100)	(43,150)
Proceeds from exercise of stock options	55	190
Tax effect from exercise of stock options and issuance of stock awards	(32)	130

Net cash provided by financing activities	15,998	3,145

Net increase (decrease) in cash and cash equivalents	600	(760)
Cash and cash equivalents at beginning of period	786	1,064

Cash and cash equivalents at end of period	$1,386	$304

Supplemental disclosure of cash flow information:
Interest	$451	$406
Income taxes	$437	$1,262

(Unaudited)

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 26, 2009 and results of operations for the thirteen and twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2010 and Fiscal 2009 are to the 53 weeks ended July 3, 2010 and the 52 weeks ended June 27, 2009, respectively. The second quarters of Fiscal 2010 and Fiscal 2009 are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended December 27, 2008 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165, which has been classified under FASB ASC Topic 855, “Subsequent Events”. SFAS No. 165 codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. This topic does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated (see Note 18) when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for the thirteen and twenty-six week periods ended December 26, 2009. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

On June 27, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB 28-1, which has been classified under FASB ASC Topic 825, “Financial Instruments”. This topic amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This topic also amended APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt this topic. The adoption of this topic did not have a material effect on the Company’s consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

On June 27, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities”, or FSP EITF 03-6-1, which has been classified under FASB ASC Topic 260, “Earnings Per Share”. This topic addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in this topic, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this topic did not have an impact on the Company’s financial statements.

On June 28, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R which replaces SFAS No. 141, “Business Combinations”, or SFAS No. 141R, and has been classified under FASB ASC Topic 805, “Business Combinations”. Among other things, this topic broadened the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the non-controlling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of this topic did not have any effect on our historical financial statements. See Note 3 for the application of this standard to transactions that occurred during the thirteen and twenty-six week periods ended December 26, 2009.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Basic income per share:
Net income (loss)	$1,018	$2,119	$(413)	$1,761
Weighted average common shares outstanding	10,528	10,451	10,513	10,434

Basic income (loss) per share	$0.10	$0.20	$(0.04)	$0.17

Diluted income per share:
Net income (loss)	$1,018	$2,119	n.m.	$1,761

Weighted average common shares outstanding	10,528	10,454	n.m.	10,436
Stock options	89	259	n.m.	269

Average common stock and dilutive securities outstanding	10,617	10,713	n.m.	10,705

Diluted income per share	$0.10	$0.20	n.m.	$0.16

For the thirteen weeks ended December 26, 2009 and December 27, 2008, 986,000 and 420,000 stock options were issued, outstanding and deemed to be anti-dilutive, respectively. The Company excluded 1,327,000 potentially dilutive common shares (stock options) from the computation of diluted net loss per share for the twenty-six weeks ended December 26, 2009 as their effect would have been anti-dilutive given the net loss incurred in this period. For the twenty-six weeks ended December 27, 2008, 300,000 stock options were issued, outstanding and deemed to be anti-dilutive. These stock options are not included in the above diluted earnings per share calculations.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

Note 3. Acquisitions

During the past six quarters, the Company completed seven acquisitions. Each acquisition is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets as well as the expansion of the Company’s learning platform with the acquisition of Laurel Springs School, an on-line and distance learning K-12 school. The acquisitions are summarized as follows:

•

During the first quarter of Fiscal 2010, the Company completed the acquisition of all of the stock of Laurel Springs School (“LSS”) and substantially all of the assets of The Learning Springs (“TLS”), both based in Ojai, California. LSS is a leading college preparatory private school offering online and distance learning programs and teacher services for grades K-12. In addition to enrollments in all 50 states in the United States, LSS also provides services internationally to students.

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

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs are presented below (dollars in thousands):

			Total Assets Acquired at Purchase
Acquired Entity	Net cash paid at acquisition	Net non-cash working capital assets/(liabilities) included in purchase price	Goodwill	Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)	Restrictive Covenants	Amortizable Asset Life (years)	Other Long- Term Assets (Liabilities)	Total Purchase Price of Acquisition (1)
Fiscal 2010 Acquisitions through December 26, 2009:

Laurel Springs School & The Learning Springs (1)	$10,444	$(2,387)	$8,681	1,079	5	2,220	10	$150	5	$701	$12,831
Gifted Child Studies, Inc.	1,539	(1,611)	2,693	264	20	302	7	—	n/a	(109)	3,150

Total Fiscal 2010 acquisitions	$11,983	$(3,998)	$11,374	$1,343		$2,522		$150		$592	$15,981

Fiscal 2009 Acquisitions:

Montessori Corners	2,658	(676)	2,883	88	20	238	7	—	n/a	125	3,334
Highpointe	1,093	(5)	703	—	n/a	249	7	—	n/a	146	1,098
Country Tyme	1,354	47	1,041	—	n/a	216	4	—	n/a	50	1,307
Southern Highlands	1,256	(502)	1,106	94	20	255	7	—	n/a	303	1,758
Ivy Kids	745	35	400	—	n/a	120	4	—	n/a	190	710

Purchase accounting adjustments to prior year acquisitions:	90	(43)	133	—		—		—	n/a	—	—

Total Fiscal 2009 acquisitions	$7,196	$(1,144)	$6,266	$182		$1,078		$—		$814	$8,207

(1)	The Company is in the process of finalizing values and lives of the amortizable intangible assets acquired in regard to the Laurel Springs School and The Learning Springs acquisitions. Amounts presented are preliminary.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

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

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the acquisition of the Laurel Springs School and Gifted Child Studies, Inc. At December 26, 2009 and June 27, 2009, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		December 26, 2009			June 27, 2009
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$82,863	$—	$82,863	$71,489	$—	$71,489

Amortized intangible assets:
Franchise agreement	130	580	226	354	580	192	388
Trade names	195	4,271	531	3,740	2,928	362	2,566
Student rosters	81	8,671	3,445	5,226	6,149	2,378	3,771
Restrictive covenants	60	150	12	138	—	—	—

Total Intangible Assets		$13,672	$4,214	$9,458	$9,657	$2,932	$6,725

Amortization expense related to intangible assets was $788,000 and $359,000 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively. Amortization expense related to intangible assets was $1,280,000 and $713,000 for the twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively.

Note 5. Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 6, 2013. As of December 26, 2009 and June 27, 2009, outstanding borrowings equaled $29,500,000 and $13,525,000, respectively, and outstanding letters of credit as of December 26, 2009 and June 27, 2009 were $2,615,000.

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

Either of these rate options may be adjusted quarterly based on the achievement of certain performance or permitted acquisition events. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest based on selected LIBOR rate plus a debt to defined EBITDA-indexed rate. The ranges of EBITDA-indexed rates applicable during the thirteen and twenty-six weeks ended December 26, 2009 and December 27, 2008 were as follows:

LIBOR rate plus debt to defined EBITDA-indexed rate	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined-EBITDA-indexed rate	1.15% - 2.40%

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

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

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of December 26, 2009 and June 27, 2009, $570,000 and $686,000 in unamortized financing costs were carried on the Company’s balance sheet, respectively.

On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement by entering into the first Amendment to the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). The revised terms of the 2008 Amended Agreement are described in Note 18.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. Consistent with the terms of this agreement, as of December 26, 2009, $500,000 of the note has been collected. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. At December 26, 2009 and June 27, 2009, the unaccreted discount related to this note was $41,000 and $57,000, respectively. During the thirteen weeks ended December 26, 2009 and December 27, 2008, $7,000 and $13,000 of interest income was recognized as income from discontinued operations, respectively. During the twenty-six weeks ended December 26, 2009 and December 27, 2008, $15,000 and $26,000 of interest income was recognized as income from discontinued operations, respectively.

Note 7. Derivative Financial Instruments and Comprehensive Income:

Cash Flow Hedges:

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, as they are subject to rate and price fluctuations and are also subject to elements of credit risk in the event the counterparty should default. At December 26, 2009 the Company had one interest rate swap contract outstanding that was designated as a cash flow hedge with a notional amount of $5,000,000. Under the interest rate swap contract, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate.

At June 27, 2009 the Company had two interest rate swap contracts outstanding which were designated as cash flow hedges, each with a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and 2.74% (the “Original Interest Rate Swap”) through April 28, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate, respectively. The cash flow hedges were determined to be highly effective.

During the thirteen weeks ended December 26, 2009, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap was terminated and replaced with a new interest rate swap with a termination date of May 2012 and a rate of 1.86%. This transaction resulted in the termination of hedge accounting for the original interest rate swap. The remaining unrealized loss of $43,000 will be amortized and recognized as interest expense through the original interest rate swap’s original termination date of April 28, 2010. As of December 26, 2009, the fair value of the new interest rate swap was a liability of $46,000.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

Derivatives designated as hedging instruments were as follows:

	December 26, 2009		June 27, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other long term liabilities	$175	Other long term liabilities	$246

Unrealized gains of $23,000 and unrealized losses of $184,000 are included as a component of Other Comprehensive Loss for the thirteen weeks ending December 26, 2009 and December 27, 2008, respectively. Unrealized gains, net of tax of $54,000 and unrealized losses of $196,000 are included as a component of Other Comprehensive Loss for the twenty-six weeks ending December 26, 2009 and December 27, 2008, respectively. These financial instruments are the Company’s only component of Other Comprehensive income (loss) relative to the periods presented. Comprehensive income (loss) during the thirteen and twenty-six weeks ended December 26, 2009 and December 27, 2008 was as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income (loss)	$1,018	$2,119	$(413)	$1,761
Other Comprehensive net income (loss)	23	(184)	54	(196)

Total comprehensive income (loss)	$1,041	$1,935	$(359)	$1,565

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 26, 2009 and June 27, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net, see Note 7) measured at fair value on a recurring basis as of December 26, 2009 and June 27, 2009, aggregated by the level in the fair value hierarchy within which those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Total derivatives, net liability at June 27, 2009	$—	$(246)	$—
Total derivatives, net liability at December 26, 2009	$—	$(175)	$—

Note 9. Advertising

General advertising costs, which include yellow page and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended December 26, 2009 and December 27, 2008 were $873,000 and $972,000, respectively. Advertising and marketing costs during the twenty-six weeks ended December 26, 2009 and December 27, 2008 were $1,824,000 and $1,996,000, respectively. As of December 26, 2009 and June 27, 2009, prepaid advertising expense totaled $321,000 and $508,000, respectively.

Note 10. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $995,000 and $20,000 at December 26, 2009 and June 27, 2009, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 11. Lease Reserves

The Company records estimated costs for school closures at the property’s cease-use date. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At December 26, 2009 and June 27, 2009, the lease reserve for closed schools was $888,000 and $960,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 27, 2009	$960
Payments against reserve	(293)
Adjustments to reserve	221

Lease reserve at December 26, 2009	$888

The Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of December 26, 2009 is $2,071,000.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

Note 12. Costs Associated with Exit Activities

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Revenues	$—	$483	$—	$955
Cost of services	(58)	(597)	(120)	(1,190)
Rent and other	(555)	(286)	(818)	(539)

Loss from discontinued operations before income tax benefit	(613)	(400)	(938)	(774)
Income tax benefit	236	154	361	298

Loss from discontinued operations	$(377)	$(246)	$(577)	$(476)

Discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of Fiscal 2009. During the second quarter of Fiscal 2010 the Company paid the landlord of this school $350,000 to terminate this lease and release the Company from any future obligations associated with the property.

Note 13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	Dec 26, 2009	June 27, 2009
Accounts payable	$6,892	$6,459
Accrued payroll and related items	5,869	5,862
Accrued property taxes	839	1,321
Accrued rent	1,650	1,462
Other accrued expenses	3,041	4,720

	$18,291	$19,824

Note 14. Stock Based Compensation

As of December 26, 2009, approximately 1,327,000 stock options were issued and outstanding and 71,000 shares of restricted stock had been granted. As of December 26, 2009, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 379,000.

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

Beginning in Fiscal 2008, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards (“RSA”) that vest the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. As of December 26, 2009, 61,000 RSAs have been granted to the Company’s non-employee Board of Directors.

During the second quarter of Fiscal 2010 the Company granted an RSA of 10,000 shares to a Senior Vice President of the Company, this RSA is subject to a service period of three years prior to vesting.

Through December 26, 2009, approximately 1,083,000 non-qualified stock options and 71,000 restricted stock awards had been issued and are outstanding under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through December 26, 2009, 27,000 non-qualified stock options have been issued and are outstanding under the 2000 Stock Option Plan for Consultants.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance there under of 719,000 were cancelled. At December 26, 2009, 218,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen Weeks Ended
	December 26, 2009	December 27, 2008
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	28.2%	26.3%
Risk-free interest rate	2.9%	3.6%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	2.6%	5.1%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in general and administrative expense in the statements of operations for the thirteen weeks ended December 26, 2009 and December 27, 2008 and was $270,000 and $301,000, respectively. Stock-based compensation expense included in general and administrative expense in the statements of operations for the twenty-six weeks ended December 26, 2009 and December 27, 2008 and was $575,000 and $549,000, respectively. As of December 26, 2009 there was $1,563,000 of total unrecognized stock-based compensation cost related to options and RSAs granted under our plans that are expected to be recognized over a weighted average period of 1.4 years. A summary of option activity under the Company’s employee stock option plans as of June 27, 2009 and changes during the twenty-six weeks ended December 26, 2009 is as follows:

		Outstanding		Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price

Balance at June 27, 2009, net of restricted stock awards	598,000	1,154,000	$10.28	775,000	$8.17

Stock options:
Granted at market	(182,000)	182,000	9.87	—	—
Cancelled	—	—	—	—	—
Exercised	—	(9,000)	6.42	—	—

Balance at December 26, 2009, net of RSAs	416,000	1,327,000	$10.24	934,000	$9.23

RSAs Granted at Market	(37,000)	n.a.	n.a.	n.a.	n.a.

Balance at December 26, 2009, net of RSAs	379,000	1,327,000	$10.24	934,000	$9.23

The aggregate intrinsic value for options outstanding and options exercisable at December 26, 2009, was approximately $536,000. The aggregate intrinsic value for options exercised during the first twenty-six weeks of Fiscal 2010 was $23,000. The weighted average remaining contractual terms for options outstanding and options exercisable at December 26, 2009, were approximately 5.4 years and 5.1 years, respectively. The total fair value of options vested during the first twenty-six weeks of Fiscal 2010 was $764,000. The weighted average fair value of stock options granted during the first twenty-six weeks of Fiscal 2010 was $3.17. The total number of options not yet vested as of December 26, 2009, was 394,000 shares with a weighted average exercise price of $12.69.

Note 15. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $91,000 and $94,000 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively. The Company’s matching contributions under the Plan were $191,000 and $205,000 for the twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. The Company’s contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors and are subject to a five-year vesting period subsequent to the employee’s initial plan participation date. At December 26, 2009 and June 27, 2008, the Company has included $1,126,000 and $850,000 in “Other long term liabilities” to reflect its liability under the plan, respectively.

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded an adjustment of $266,000 reducing the deferred compensation liability and reducing general and administrative expense for the thirteen and twenty-six weeks ended December 27, 2008. This adjustment to the Company’s financial statements is immaterial both as it relates to the current period as well as each of the periods from the inception of the deferred compensation plan. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $1,278,000 and $1,021,000 in “Deposits and other assets” as of December 26, 2009 and June 27, 2009, respectively, which represents the cash surrender value of these policies.

During the thirteen weeks ended December 26, 2009 and December 27, 2008, the Company recognized general and administrative expense of $56,000 and $24,000 from the deferred compensation plan. During the twenty-six weeks ended December 26, 2009 and December 27, 2008, the Company recognized general and administrative expense of $118,000 and $151,000 from the deferred compensation plan.

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

Note 17. Shareholder Rights Plan

During the first quarter of Fiscal 2009, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board of Directors adopted a limited duration Plan that is planned to expire in four years, on July 19, 2012, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of all of the Company’s shareholders and other constituencies are protected.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended December 26, 2009

(Unaudited)—(Continued)

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

Note 18. Subsequent Events

On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement by entering into the first Amendment to the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended Agreement continues to provide for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under the terms of the 2008 Credit Agreement. The Amended and Restated Credit Agreement expires with all principal outstanding under the Revolving Credit Commitment due and payable on June 6, 2013.

The Amended and Restated Credit Agreement amends certain operational covenants that the Company was required to meet under the 2008 Credit Agreement. In addition, the Amended and Restated Credit Agreement increases the interest rates and fees payable from the 2008 Credit Agreement. Under the Amended and Restated Credit Agreement, the Company may choose from (i) a base rate, which is equal to the greatest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the London Interbank Offer Rate (“ LIBOR ”) as quoted on each day plus 100 basis points, plus in each case a specified margin ranging from 1.50% per annum to 2.75% per annum, or (ii) a rate based generally on LIBOR plus a specified margin ranging from 2.50% per annum to 3.75% per annum. A fee of $338,000 was paid by the Company in conjunction with this transaction. This fee will be amortized through the remaining term of the Amended and Restated Credit Agreement.

The Company has evaluated subsequent events through the filing of this Form 10-Q on February 4, 2010, and determined that with the exception of the item noted above, there have not been any other events that have occurred that would require adjustments to or additional disclosures in these interim unaudited consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009, filed with the SEC.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include, but are not limited to:

•	the impact of unemployment rates on demand for our schools;

•	changing economic conditions including unemployment rates, as demand for the Company’s products and services are a lagging indicator of the economy;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s ability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	the impact on school enrollment of an outbreak of a health pandemic, including the H1N1 virus;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the Company’s ability to maintain compliance with operational covenants as defined among the Company and its lenders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•	the Company’s ability to find affordable real estate and renew existing locations on terms acceptable to the Company and the impact this may have on enrollment;

•	the Company’s ability to obtain the capital required to fully implement its business and strategic plan;

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

Interim Goodwill Impairment Analysis

The Company has considered whether a triggering event for potential testing of goodwill impairment may have occurred for the reporting period covered herein. One item of consideration and analysis is that the company’s market capitalization exceeded its book value as of this balance sheet date. Based on this and consideration of other facts and circumstances the Company believes it has not had a triggering event for this period which would require interim goodwill impairment testing.

Results of Operations

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure and balance revenue and profit growth in the following categories: (i) Comparable Schools, (ii) Core Schools, (iii) New Schools and (iv) Acquired Schools or businesses. Management seeks to balance growth in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through several different metrics to help management better understand where growth is derived and manage the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

i.	Comparable Schools – consists of an identical set of schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of identical schools in each comparable period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth and expense management. Information related to Comparable Schools is included in each relevant section below and summarized in the gross profit section below. When presenting Comparable School results there may be schools included within Comparable School results that were subsequently classified as closed or discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10-Q or as closed schools in the Results of Operations for all periods presented herein.

ii.	Core Schools – consists of schools reported as Comparable Schools for each specific period presented. By definition, the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. We measure Core Schools’ performance as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts to grow the Core School base. The table presented in the gross profit section below shows this information. When presenting Core School results there may be schools included within Core School results that were subsequently classified as discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in the Company’s current Form 10-Q for all periods presented herein.

iii.	New Schools – consists of newly developed schools. By definition, the population of schools in each period should be different for each period as the Company continues to add schools.

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

The number of enrollments and tuitions rates are two factors, amongst many, that impact the Company’s revenue and gross profits. Unemployment rates have and, we believe, will continue to impact enrollments. If unemployment rates improve within the key age groups that represent the majority of our families, the Company believes this will result in increases in future revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors.

At December 26, 2009, the Company operated 183 schools. During the twenty-six weeks ending December 26, 2009, the Company opened three new preschools, acquired one elementary school and closed one preschool. During the twenty-six weeks ending December 27, 2008, the Company opened two new preschools and acquired one elementary school. The Laurel Springs School is not included in the following table, as its curriculum is delivered on-line and a physical school location does not exist for its students. School counts for the thirteen and twenty-six weeks ended December 26, 2009, and December 27, 2008 are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Number of schools at the beginning of period	184	178	180	173

Acquisitions	—	—	1	3
Openings	—	—	3	2
Closings	(1)	—	(1)	—

Number of schools at the end of the period	183	178	183	178

Schools closed subsequent to June 27, 2008:
Results included within Operating Income	—	(2)	—	(2)
Results included within Loss from Discontinued Operations	—	(5)	—	(5)

Number of schools included in operating results of both periods	183	171	183	171

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and twenty-six weeks ended December 26, 2009, and December 27, 2008 (dollars in thousands):

	Thirteen weeks ended December 26, 2009	Percent of Revenues	Thirteen weeks ended December 27, 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent

Revenues	$58,593	100.0%	$55,871	100.0%	$2,722	4.9%
Personnel costs	27,553	47.0	26,760	47.9	793	3.0

School operating costs	7,874	13.4	6,791	12.2	1,083	15.9
Rent and other	14,749	25.2	13,518	24.2	1,231	9.1

Cost of services	50,176	85.6	47,069	84.2	3,107	6.6

Gross profit	8,417	14.4	8,802	15.8	(385)	(4.4)
General and administrative expenses	5,841	10.0	4,709	8.4	1,132	24.0

Operating income	$2,576	4.4%	$4,093	7.3%	$(1,517)	(37.1)%

	Twenty-six weeks ended December 26, 2009	Revenues	Twenty-six weeks ended December 27, 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent

Revenues	$109,216	100.0%	$106,774	100.0%	$2,442	2.3%
Personnel costs	52,720	48.3	51,572	48.3	1,148	2.2
School operating costs	15,543	14.2	14,574	13.6	969	6.6
Rent and other	29,391	26.9	26,855	25.2	2,536	9.4

Cost of services	97,654	89.4	93,001	87.1	4,653	5.0

Gross profit	11,562	10.6	13,773	12.9	(2,211)	(16.1)
General and administrative expenses	10,729	9.8	9,651	9.0	1,078	11.2

Operating income	$833	0.8%	$4,122	3.9%	$(3,289)	(79.8)%

As a result of certain school closures subsequent to the first quarter of Fiscal 2009 the Company has conformed amounts reported for Fiscal 2009 to the period ended December 27, 2008. Operating results include one preschool closed during the third quarter of Fiscal 2009, two preschools and one elementary school closed during the fourth quarter of Fiscal 2009 and one preschool closed during the second quarter of Fiscal 2010.

The table below shows the number of schools included in each of the four growth categories. Each category is discussed below for the thirteen and twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively:

	Thirteen weeks ended		Twenty-six weeks ended
School Category	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Comparable	171	149	166	143
Core	171	149	166	143
New	5	4	7	7
Acquired	7	18	10	21

Total	183	171	183	171

Revenue

Revenue for the thirteen weeks ended December 26, 2009 increased $2,722,000, or 4.9%, to $58,593,000 from $55,871,000 for the thirteen weeks ended December 27, 2008. The revenue increase for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company revenue	$58,593	$55,871	$2,722	4.9%

Comparable Schools	$52,406	$55,031	$(2,625)	(4.8)%

Schools acquired, opened or closed after September 27, 2008:
Acquired	3,202	—	3,202	n.m.
New	932	—	932	n.m.
Closed	8	804	(796)	(99.0)
Laurel Springs School	2,003	—	2,003	n.m.
Other	42	36	6	16.7

	$58,593	$55,871	$2,722	4.9%

Revenue for the twenty-six weeks ended December 26, 2009 increased $2,442,000, or 2.3%, to $109,216,000 from $106,774,000 for the twenty-six weeks ended December 27, 2008. The revenue increase for the twenty-six weeks was comprised of the following (dollars in thousands):

	Twenty-six weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company revenue	$109,216	$106,774	$2,442	2.3%

Comparable Schools	$97,676	$103,334	$(5,658)	(5.5)%

Schools acquired, opened or closed after June 28, 2008:
Acquired	6,558	1,452	5,106	3.5
New	2,108	271	1,837	6.8
Closed	175	1,638	(1,463)	(89.3)
Laurel Springs School	2,619	—	2,619	n.m.
Other	80	79	1	1.3

	$109,216	$106,774	$2,442	2.3%

Total Company revenue growth for the thirteen and twenty-six weeks ended December 26, 2009 as compared to the same periods ended December 27, 2008 was primarily driven by the acquisition of one new elementary school and the opening of three new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of one preschool.

Comparable school revenue decreases were primarily driven by overall decreases in enrollment partially offset by average tuition increases of approximately 3%. As a percentage, Comparable School revenue growth fell below that of tuition rate increases, due in large part to current economic activity affecting unemployment rates which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates.

Revenue trends

The revenue results of each of the four growth initiative categories for the thirteen weeks ended December 26, 2009 (schools acquired, opened or closed subsequent to September 27, 2008) and the thirteen weeks ended December 27, 2008 (schools acquired, opened or closed subsequent to September 27, 2007) are as follows:

	Thirteen weeks ended December 26, 2009	Number of Schools	Percent of Revenue excluding Laurel Springs & Other	Thirteen weeks ended December 27, 2008	Number of Schools	Percent of Revenue excluding Laurel Springs & Other
Core Schools	$52,406	171	92.7%	$48,458	149	86.8%
Acquired Schools	3,202	7	5.7	5,902	18	10.6
New Schools	932	5	1.6	670	4	1.2
Closed Schools	8	4	0.0	804	6	1.4

	$56,548		100.0%	$55,834		100.0%

The revenue results of each of the four growth initiative categories for the twenty-six weeks ended December 26, 2009 (schools acquired, opened or closed subsequent to June 28, 2008) and the twenty-six weeks ended December 27, 2008 (schools acquired, opened or closed subsequent to June 30, 2007) are as follows:

	Twenty-six weeks ended December 26, 2009	Number of Schools	Percent of Revenue excluding Laurel Springs & Other	Twenty- six weeks ended December 27, 2008	Number of Schools	Percent of Revenue excluding Laurel Springs & Other
Core Schools	$97,676	166	91.7%	$90,225	143	84.6%
Acquired Schools	6,558	10	6.2%	12,284	21	11.5%
New Schools	2,108	7	2.0%	2,547	7	2.4%
Closed schools	175	5	0.2%	1,638	6	1.5%

	$106,517		100.0%	$106,694		100.0%

Acquired Schools’ revenue decreased as a percentage of total revenue to 5.7% for the thirteen weeks ended December 26, 2009, as compared to 10.6% for the thirteen weeks ended December 27, 2008. Acquired Schools for the thirteen weeks ended December 26, 2009 included seven schools. Acquired Schools included for the thirteen weeks ended December 27, 2008 included eighteen schools of which nine schools included significant before-and-after school programs that are not counted as separate schools.

Acquired Schools’ revenue decreased as a percentage of total revenue to 6.2% for the twenty-six weeks ended December 26, 2009, as compared to 11.5% for the twenty-six weeks ended December 27, 2008. Acquired Schools for the twenty-six weeks ended December 26, 2009, included ten schools. Acquired Schools included for the twenty-six weeks ended December 27, 2008 included twenty-one schools of which nine schools included significant before-and-after school programs that are not counted as separate schools.

New Schools’ revenue increased as a percentage of total revenue to 1.6% for the thirteen weeks ended December 26, 2009, as compared to 1.2% for the thirteen weeks ended December 27, 2008. This was reflective of the number of New Schools included in each period’s results, and the result of the typical ramp up period common to New Schools. New Schools included in the thirteen weeks ended December 26, 2009 have been operating an average of 225 days with two of the five New Schools included in this period’s results operating for more than 270 days. New Schools included in the thirteen weeks ended December 28, 2008 have been operating an average of 217 days with one of the four New Schools included in this period’s results operating for more than 270 days.

New Schools’ revenue decreased as a percentage of total revenue to 2.0% for the twenty-six weeks ended December 26, 2009, as compared to 2.4% for the twenty-six weeks ended December 27, 2008. This was reflective of the typical ramp up period common to New Schools. New Schools included in the twenty-six weeks ended December 26, 2009 have been operating an average of 298 days with two of the seven New Schools included in this period’s results operating for more than 365 days. New Schools included in the twenty-six weeks ended December 28, 2008 have been operating an average of 337 days with four of the seven New Schools included in this period’s results operating for more than 365 days.

Closed schools decreased as a percentage of total revenue to 0.0% for the thirteen weeks ended December 26, 2009, as compared to 1.4% for the thirteen weeks ended December 27, 2008. Closed schools decreased as a percentage of total revenue to 0.2% for the twenty-six weeks ended December 26, 2009, as compared to 1.5% for the twenty-six weeks ended December 27, 2008. These decreases were the result of the reclassification of schools which were closed for substantially the entire periods reported during Fiscal 2010 but operated during the entire periods reported during Fiscal 2009.

Personnel costs

Personnel costs primarily include teachers, wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit and participant rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of New Schools, personnel costs tend to be higher as a percentage of revenue as a base level of personnel and associated costs are established in the early years of a school’s life; we expect to leverage these front-end investments as enrollments increase. It is important to note that preschool staffing ratios are mandated by state requirements which can result in very low student to teacher ratios when class sizes are not optimal, especially in period of declining enrollment.

Personnel costs for the thirteen weeks ended December 26, 2009 increased $793,000, or 3.0%, to $27,553,000 from $26,760,000 for the thirteen weeks ended December 27, 2008. The increase in personnel costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company personnel costs	$27,553	$26,760	$793	3.0%

Comparable Schools	$25,086	$26,140	$(1,054)	(4.0)%

Schools acquired, opened or closed after September 27, 2008:
Acquired	1,605	—	1,605	n.m.
New	520	—	520	n.m.
Closed	14	620	(606)	(97.7)
Laurel Springs School	328	—	328	n.m.

	$27,553	$26,760	$793	3.0%

Personnel costs for the twenty-six weeks ended December 26, 2009 increased $1,148,000, or 2.2%, to $52,720,000 from $51,572,000 for the twenty-six weeks ended December 27, 2008. The increase in personnel costs for the twenty-six weeks was comprised of the following (dollars in thousands):

	Twenty-six weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company personnel costs	$52,720	$51,572	$1,148	2.2%

Comparable Schools	$47,296	$49,409	$(2,113)	(4.3)%

Schools acquired, opened or closed after June 28, 2008:
Acquired	3,425	695	2,730	392.8
New	1,264	227	1,037	456.8
Closed	154	1,241	(1,087)	(87.6)
Laurel Springs School	581	—	581	n.m.

	$52,720	$51,572	$1,148	2.2%

Total increase in personnel costs for the thirteen and twenty-six weeks ended December 26, 2009 as compared to the same periods ended December 27, 2008 were primarily driven by the acquisition of one new elementary school and the opening of three new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of one preschool.

Personnel costs decreased to 47.0% of revenue for the thirteen weeks ended December 26, 2009 as compared to 47.9% for thirteen weeks ended December 27, 2008. Personnel costs were 48.3% of revenue for the twenty-six weeks ended December 26, 2009 and December 27, 2008. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	December 26, 2009	December 27, 2008
Total Company	47.0%	47.9%

Comparable Schools	47.9%	47.5%

Core Schools	47.9%	47.2%

Schools acquired or opened subsequent to September 27, 2008 for Fiscal 2010 and September 29, 2007 for Fiscal 2009

Acquired Schools	50.1%	48.7%
New Schools	55.8%	60.3%

Laurel Springs School	16.4%	—

	Percentage of Revenue
	Twenty-six weeks ended
	December 26, 2009	December 27, 2008
Total Company	48.3%	48.3%

Comparable Schools	48.4%	47.8%

Core Schools	48.4%	47.4%

Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009

Acquired Schools	52.2%	50.1%
New Schools	60.0%	56.2%

Laurel Springs School	22.2%	—

Increases in personnel costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of school based wage rate increases which went into effect during the second quarter of Fiscal 2009. There have not been company-wide wage rate increases during Fiscal 2010. In addition, preschool staffing ratios are mandated by state regulations and as such, some classes and schools are not able to reduce wage costs in line with lower enrollment driven revenue which are the result of unemployment rate trends and other economic activity.

Personnel costs as a percentage of revenue at New Schools decreased 450 basis points for the thirteen weeks ended December 26, 2009 as compared to the thirteen weeks ended December 27, 2008. This decrease was reflective of the age of the New Schools included in each period’s results, as New Schools typically include a ramp up period for achieving improved student to teacher ratios which directly impact personnel costs as a percentage of revenue. New Schools included in the thirteen weeks ended December 26, 2009 have been operating an average of 225 days with two of the five New Schools included in this period’s results operating for more than 270 days. New Schools included in the thirteen weeks ended December 28, 2008 have been operating an average of 217 days with one of the four New Schools included in this period’s results operating for more than 270 days.

Personnel costs as a percentage of revenue at New Schools increased 380 basis points for the twenty-six weeks ended December 26, 2009 as compared to the twenty-six weeks ended December 27, 2008. This increase was reflective of the age of the New Schools included in each period’s results, as New Schools typically include a ramp up period for achieving improved student to teacher ratios which directly impact personnel costs as a percentage of revenue. New Schools included in the twenty-six weeks ended December 26, 2009 have been operating an average of 298 days with two of the seven New Schools included in this period’s results operating for more than 365 days. New Schools included in the twenty-six weeks ended December 28, 2008 have been operating an average of 337 days with four of the seven New Schools included in this period’s results operating for more than 365 days.

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

School operating costs for the thirteen weeks ended December 26, 2009 increased $1,083,000, or 15.9%, to $7,874,000 from $6,791,000 for the thirteen weeks ended December 27, 2008. The increase in school operating costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company school operating costs	$7,874	$6,791	$1,083	15.9%

Comparable Schools	$6,992	$6,603	$389	5.9%

Schools acquired, opened or closed after September 27, 2008:
Acquired	385	—	385	n.m.
New	193	—	193	n.m.
Closed	55	183	(128)	(69.9)
Laurel Springs School	244	—	244	n.m.
Other	5	5	—	—

	$7,874	$6,791	$1,083	15.9%

School operating costs for comparable schools for the thirteen weeks ended December 26, 2009 increased $389,000 as compared to the thirteen weeks ended December 27, 2008. This increase included increased facility maintenance and repair costs of $191,000 and increased ancillary program costs of $113,000.

School operating costs for the twenty-six weeks ended December 26, 2009 increased $969,000, or 6.6%, to $15,543,000 from $14,574,000 for the twenty-six weeks ended December 27, 2008. The increase in school operating costs for the twenty-six weeks was comprised of the following (dollars in thousands):

	Twenty-six weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company school operating costs	$15,543	$14,574	$969	6.6%

Comparable Schools	$13,694	$13,840	$(146)	(1.1)%

Schools acquired, opened or closed after June 28, 2008:
Acquired	900	216	684	316.7
New	411	65	346	532.3
Closed	153	443	(290)	(65.5)
Laurel Springs School	375	—	375	n.m.
Other	10	10	—	—

	$15,543	$14,574	$969	6.6%

School operating costs for comparable schools for the twenty-six weeks ended December 26, 2009 decreased $146,000 as compared to the twenty-six weeks ended December 27, 2008. This decrease included decreased food costs of approximately $156,000 and decreased utility costs of $82,000 partially offset by increases of other operating costs of approximately $92,000.

School operating costs increased to 13.4% of revenue for the thirteen weeks ended December 26, 2009 as compared to 12.2% for the thirteen weeks ended December 27, 2008. School operating costs increased to 14.2% of revenue for the twenty-six weeks ended December 26, 2009 as compared to 13.6% for the twenty-six weeks ended December 27, 2008. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	December 26, 2009	December 27, 2008
Total Company	13.4%	12.2%

Comparable Schools	13.3%	12.0%

Core Schools	13.3%	12.0%

Schools acquired or opened subsequent to September 27, 2008 for Fiscal 2010 and September 29, 2007 for Fiscal 2009

Acquired Schools	12.0%	11.2%
New Schools	20.7%	16.9%

	Percentage of Revenue
	Twenty-six weeks ended
	December 26, 2009	December 27, 2008
Total Company	14.2%	13.6%

Comparable Schools	14.0%	13.4%

Core Schools	14.0%	13.4%

Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009

Acquired Schools	13.7%	13.2%
New Schools	19.5%	16.6%

Comparable Schools’ operating costs as a percentage of revenue increased 130 basis points for the thirteen weeks ended December 26, 2009 as compared to the same period ended December 28, 2008. This was primarily the result of increased ancillary program costs of 26 basis points, food of 15 basis points and facility repair and maintenance costs of 56 basis points. Comparable Schools’ operating costs as a percentage of revenue increased 60 basis points for the twenty-six weeks ended December 26, 2009 as compared to the same period ended December 28, 2008. This was primarily the result of increased facility repair and maintenance costs of 40 basis points and ancillary program costs of 14 basis points. These increases as a percentage of revenue were reflective of decreased enrollment, due in part to unemployment rate trends.

School operating costs as a percentage of revenue at Acquired Schools increased 80 basis points for the thirteen weeks ended December 26, 2009 as compared to the thirteen weeks ended December 27, 2008 and increased 50 basis points for the twenty-six weeks December 26, 2009 as compared to the twenty-six weeks ended December 27, 2008. School operating costs as a percentage of revenue at New Schools increased 380 basis points for the thirteen weeks ended December 26, 2009 as compared to the thirteen weeks ended December 27, 2008 and increased 290 basis points for the twenty-six weeks December 26, 2009 as compared to the twenty-six weeks ended December 27, 2008. These increases as a percentage of revenue were reflective of decreased enrollment, due in part to unemployment rate trends.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property insurance, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. Much of this category of costs is relatively fixed in nature with increases related to contractual obligations, changes in marketing initiatives and the addition of new or acquired schools. In the case of New Schools, management expects these costs to be leveraged as enrollments ramp up.

Rent and other costs for the thirteen weeks ended December 26, 2009 increased $1,231,000, or 9.1%, to $14,749,000 from $13,518,000 for the thirteen weeks ended December 27, 2008. The increase in rent and other costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company rent and other costs	$14,749	$13,518	$1,231	9.1%

Comparable Schools	$13,204	$13,038	$166	1.3%

Schools acquired, opened or closed after September 27, 2008:
Acquired	665	—	665	n.m.
New	522	86	436	507.0
Closed	279	394	(115)	(29.2)
Laurel Springs School	79	—	79	n.m.

	$14,749	$13,518	$1,231	9.1%

The $166,000 increase in rent and other costs for comparable schools for the thirteen week periods ended December 26, 2009 and December 27, 2008 was primarily the result of $271,000 of increased rent and property taxes which was consistent with contractual rent and property tax escalations from prior years partially offset by $92,000 of lower marketing costs.

Rent and other costs for the twenty-six weeks ended December 26, 2009 increased $2,536,000, or 9.4%, to $29,391,000 from $26,855,000 for the twenty-six weeks ended December 27, 2008. The increase in rent and other costs for the twenty-six weeks was comprised of the following (dollars in thousands):

	Twenty-six weeks ended		Increase (decrease)
	December 26, 2009	December 27, 2008	Dollar	Percent
Total Company rent and other costs	$29,391	$26,855	$2,536	9.4%

Comparable Schools	$25,537	$25,026	$511	2.0%

Schools acquired, opened or closed after September 27, 2008:
Acquired	1,753	451	1,302	2.9
New	1,474	515	959	186.2
Closed	538	863	(325)	(37.7)
Laurel Springs School	89	—	89	n.m.

	$29,391	$26,855	$2,536	9.4%

The $511,000 increase in rent and other costs for comparable schools for the thirteen week periods ended December 26, 2009 and December 27, 2008 was primarily the result of $707,000 of increased rent and property taxes which consisted of contractual rent and property tax escalations and an increase of $165,000 of workers compensation claims retained by the company partially offset by $309,000 of lower marketing costs.

Rent and other costs increased to 25.2% of revenue for the thirteen weeks ended December 26, 2009 as compared to 24.2% for thirteen weeks ended December 27, 2008. Rent and other costs increased to 26.9% of revenue for the twenty-six weeks ended December 26, 2009 as compared to 25.2% for the twenty-six weeks ended December 27, 2008. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	December 26, 2009	December 27, 2008
Total Company	25.2%	24.2%

Comparable Schools	25.2%	23.7%

Core Schools	25.2%	22.8%

Schools acquired or opened subsequent to September 27, 2008 for Fiscal 2010 and September 29, 2007 for Fiscal 2009

Acquired Schools	20.8%	27.8%
New Schools	56.0%	68.4%

	Percentage of Revenue
	Twenty-six weeks ended
	December 26, 2009	December 27, 2008
Total Company	26.9%	25.2%

Comparable Schools	26.1%	24.2%

Core Schools	26.1%	23.6%
Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009

Acquired Schools	26.7%	26.8%
New Schools	69.9%	55.4%

Increases in rent and other costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of overall contractual rent and property tax escalations at these schools coinciding with overall enrollment declines due in large part to current economic activity including increased unemployment rates.

Rent and other costs as a percentage of revenue at New Schools decreased 1,240 basis points for the thirteen weeks ended December 26, 2009 as compared to the thirteen weeks ended December 27, 2008. This decrease was reflective of the age of the New Schools included in each period’s results, as New Schools typically include a ramp up period for achieving improved student to teacher ratios which directly impact personnel costs. New Schools included in the thirteen weeks ended December 26, 2009 have been operating an average of 225 days with two of the five New Schools included in this period’s results operating for more than 270 days. New Schools included in the thirteen weeks ended December 28, 2008 have been operating an average of 217 days with one of the four New Schools included in this period’s results operating for more than 270 days.

Rent and other costs as a percentage of revenue at New Schools increased 1,450 basis points for the twenty-six weeks ended December 26, 2009 as compared to the twenty-six weeks ended December 27, 2008. This increase was reflective of the age of the New Schools included in each period’s results, as New Schools typically include a ramp up period for achieving improved student to teacher ratios which directly impact personnel costs. New Schools included in the twenty-six weeks ended December 26, 2009 have been operating an average of 298 days with two of the seven New Schools included in this period’s results operating for more than 365 days. New Schools included in the twenty-six weeks ended December 28, 2008 have been operating an average of 337 days with four of the seven New Schools included in this period’s results operating for more than 365 days.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended December 26, 2009 decreased $385,000, or 4.4%, to $8,417,000 from $8,802,000 for the thirteen weeks ended December 27, 2008. Gross profit was 14.4% of revenue for the thirteen weeks ended December 26, 2009 and 15.8% of revenue for the thirteen weeks ended December 27, 2008.

As a result of the factors described above, gross profit for the twenty-six weeks ended December 26, 2009 decreased $2,211,000, or 16.1%, to $11,562,000 from $13,773,000 for the twenty-six weeks ended December 27, 2008. Gross profit was 10.6% of revenue for the twenty-six weeks ended December 26, 2009 and 12.9% of revenue for the twenty-six weeks ended December 27, 2008.

The change in gross profit for the thirteen and twenty-six weeks ended December 26, 2009 as compared to the same periods ended December 27, 2008 were as follows (dollars in thousands):

	Thirteen weeks ended December 26, 2009	Percent of Revenues	Thirteen weeks ended December 27, 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent

Revenues	$58,593	100.0%	$55,871	100.0%	$2,722	4.9%

Personnel costs	27,553	47.0	26,760	47.9	793	3.0
School operating costs	7,874	13.4	6,791	12.2	1,083	15.9
Rent and other	14,749	25.2	13,518	24.2	1,231	9.1

Cost of services	50,176	85.6	47,069	84.2	3,107	6.6

Gross profit	$8,417	14.4%	$8,802	15.8%	$(385)	(4.4)%

	Twenty-six weeks ended December 26, 2009	Revenues	Twenty-six weeks ended December 27, 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent

Revenues	$109,216	100.0%	$106,774	100.0%	$2,442	2.3%

Personnel costs	52,720	48.3	51,572	48.3	1,148	2.2
School operating costs	15,543	14.2	14,574	13.6	969	6.6
Rent and other	29,391	26.9	26,855	25.2	2,536	9.4

Cost of services	97,654	89.4	93,001	87.1	4,653	5.0

Gross profit	$11,562	10.6%	$13,773	12.9%	$(2,211)	(16.1)%

The change in gross profit for Comparable Schools for the thirteen and twenty-six weeks ended December 26, 2009 as compared to the same periods ended December 27, 2008 is as follows (dollars in thousands):

	Thirteen weeks ended December 26, 2009	Percent of Revenues	Thirteen weeks ended December 27, 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent

Revenues	$52,406	100.0%	$55,031	100.0%	$(2,625)	(4.8)%

Personnel costs	25,086	47.9	26,140	47.5	(1,054)	(4.0)
School operating costs	6,992	13.3	6,603	12.0	389	5.9
Rent and other	13,204	25.2	13,038	23.7	166	1.3

Cost of services	45,282	86.4	45,781	83.2	(499)	(1.1)

Gross profit	$7,124	13.6%	$9,250	16.8%	$(2,126)	(15.7)%

	Twenty-six weeks ended December 26, 2009	Revenues	Twenty-six weeks ended December 27, 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent

Revenues	$97,676	100.0%	$103,334	100.0%	$(5,658)	(5.5)%

Personnel costs	47,296	48.4	49,409	47.8	(2,113)	(4.3)
School operating costs	13,694	14.0	13,840	13.4	(146)	(1.1)
Rent and other	25,537	26.1	25,026	24.2	511	2.0

Cost of services	86,527	88.6	88,275	85.4	(1,748)	(2.0)

Gross profit	$11,149	11.4%	$15,059	14.6%	$(3,910)	(26.0)%

The table below shows comparative information as a percentage of revenue for the thirteen weeks ended December 26, 2009 and December 27, 2008 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirteen weeks ended December 26, 2009	Percentage of Revenue	Thirteen weeks ended December 27, 2008	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools
Number of schools	171	—	149	—

Revenue	$52,406	100.0%	$48,458	100.0%	$3,948	8.1%
Personnel Cost	25,086	47.9	22,860	47.2	2,226	9.7
School Operating Cost	6,992	13.3	5,827	12.0	1,165	20.0
Rent and Other	13,204	25.2	11,026	22.8	2,178	19.8

Gross Profit	$7,124	13.6%	$8,745	18.0%	$(1,621)	(20.8)%

Acquired Schools
Number of schools	7		18

Revenue	$3,202	100.0%	$5,902	100.0%	$(2,700)	(45.7)%
Personnel Costs	1,605	50.1	2,877	48.7	(1,272)	(44.2)
School Operating Costs	385	12.0	661	11.2	(276)	(41.8)
Rent and Other	665	20.8	1,639	27.8	(974)	(59.4)

Gross Profit	$547	17.1%	$725	12.3%	$(178)	(24.5)%

New Schools
Number of schools	5		4

Revenue	$932	100.0%	$670	100.0%	$262	39.1%
Personnel Costs	520	55.8	404	60.3	116	28.7
School Operating Costs	193	20.7	113	16.9	80	70.8
Rent and Other	522	56.0	458	68.4	64	14.0

Gross Loss	$(303)	(32.5)%	$(305)	(45.5)%	$2	(0.7)%

Closed Schools
Number of schools	4		6

Revenue	$8	100.0%	$804	100.0%	$(796)	(99.0)%
Personnel Costs	14	175.0	619	77.0	(605)	(97.7)
School Operating Costs	55	687.5	185	23.0	(130)	(70.3)
Rent and Other	279	3,487.5	395	49.1	(116)	(29.4)

Gross Profit	$(340)	(40.9)%	$(395)	(49.1)%	$55	(17.2)%

Laurel Springs School

Revenue	$2,003	100.0%	$—	—	$2,003	n.m.
Personnel Costs	328	16.4	—	—	328	n.m.
School Operating Costs	244	12.2	—	—	244	n.m.
Rent and Other	79	3.9	—	—	79	n.m.

Gross Profit	$1,352	67.5%	$—	—	$1,352	n.m.

Other

Revenue	$42	100.0%	$37	100.0%	$5	13.5%
Personnel Costs	—	—	—	—	—	—
School Operating Costs	5	11.9	5	13.5	—	—
Rent and Other	—	—	—	—	—	—

Gross Profit	$37	88.1%	$32	86.5%	$5	15.6%

Total

Revenue	$58,593	100.0%	$55,871	100.0%	$2,722	4.9%
Personnel Costs	27,553	47.0	26,760	47.9	793	3.0
School Operating Costs	7,874	13.4	6,791	12.2	1,083	15.9
Rent and Other	14,749	25.2	13,518	24.2	1,231	9.1

Gross Profit	$8,417	14.4%	$8,802	15.8%	$(385)	(5.8)%

The table below shows comparative information as a percentage of revenue for the twenty-six weeks ended December 26, 2009 and December 27, 2008 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Twenty-six weeks ended December 26, 2009	Percentage of Revenue	Twenty-six weeks ended December 27, 2008	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools
Number of schools	166	—	143	—

Revenue	$97,676	100.0%	$90,225	100.0%	$7,451	8.3%
Personnel Cost	47,296	48.4	42,743	47.4	4,553	10.7
School Operating Cost	13,694	14.0	12,078	13.4	1,616	13.38
Rent and Other	25,537	26.1	21,286	23.6	4,251	20.0

Gross Profit	$11,149	11.4%	$14,118	15.6%	$(2,969)	(22.9)%

Acquired Schools
Number of schools	10		21

Revenue	$6,558	100.0%	$12,284	100.0%	$(5,726)	(48.9)%
Personnel Costs	3,425	52.2	6,156	50.1	(2,731)	(44.4)
School Operating Costs	900	13.7	1,620	13.2	(720)	(44.4)
Rent and Other	1,753	26.7	3,296	26.8	(1,543)	(46.8)

Gross Profit	$480	7.3%	$1,212	9.9%	$(732)	(45.4)%

New Schools
Number of schools	7		7

Revenue	$2,108	100.0%	$2,547	100.0%	$(439)	(17.2)%
Personnel Costs	1,264	60.0	1,431	56.2	(167)	(11.7)
School Operating Costs	411	19.5	423	16.6	(12)	(2.8)
Rent and Other	1,474	69.9	1,412	55.4	62	4.4

Gross Loss	$(1,041)	(49.4)%	$(719)	(28.2)%	$(322)	44.8%

Closed Schools
Number of schools	5		6

Revenue	$175	100.0%	$1,638	100.0%	$(1,463)	(89.3)%
Personnel Costs	154	88.0	1,242	75.8	(1,088)	(87.6)
School Operating Costs	154	88.0	444	27.1	(290)	(65.3)
Rent and Other	538	307.4	861	52.6	(323)	(37.5)

Gross Profit	$(671)	(383.4)%	$(909)	(55.4)%	$238	(26.1)%

Laurel Springs School

Revenue	$2,619	100.0%	$—	—	$2,619	n.m.
Personnel Costs	581	22.2	—	—	581	n.m.
School Operating Costs	375	14.3	—	—	375	n.m.
Rent and Other	89	3.4	—	—	89	n.m.

Gross Profit	$1,574	60.1%	$—	—	$1,574	n.m.

Other

Revenue	$80	100.0%	$80	100.0%	$—	0.0%
Personnel Costs	—	—	—	—	—	n.a.
School Operating Costs	9	11.3	9	11.3	—	—
Rent and Other	—	—	—	—	—	n.a.

Gross Profit	$71	88.8%	$71	88.8%	$—	0.0%

Total

Revenue	$109,216	100.0%	$106,774	100.0%	$2,442	2.3%
Personnel Costs	52,720	48.3	51,572	48.3	1,148	2.2
School Operating Costs	15,543	14.2	14,574	13.6	969	6.6
Rent and Other	29,391	26.9	26,855	25.2	2,536	9.4

Gross Profit	$11,562	10.6%	$13,773	12.9%	$(2,211)	(16.1)%

General and administrative expenses

For the thirteen weeks ended December 26, 2009, general and administrative expenses increased $1,132,000, or 24.0%, to $5,841,000 from $4,709,000 for the thirteen weeks ended December 27, 2008. The overall increase in general and administrative expenses included increased amortization expense from acquisitions of $429,000, increased compensation and benefit costs associated with general and administrative personnel at Laurel Springs School of $795,000 and legal fees of $157,000 incurred in connection with the Company’s defense in regard to a lawsuit filed by the United States Department of Justice alleging the Company violated Title III of the Americans with Disabilities Act of 1990. These increases were partially offset by overall decreases in corporate compensation costs of $65,000 and decreased corporate depreciation expense of $147,000, as a number of technology investments have been fully depreciated and other decreased costs including travel, recruiting, supplies and site acquisition costs.

For the twenty-six weeks ended December 26, 2009, general and administrative expenses increased $1,078,000, or 11.2%, to $10,729,000 from $9,651,000 for the thirteen weeks ended December 27, 2008. The overall increase in general and administrative expenses included increased amortization expense from acquisitions of $569,000, increased compensation and benefit costs associated with general and administrative personnel at Laurel Springs School of $827,000, professional fees incurred to complete two acquisitions of $175,000 (which prior to Fiscal 2010 would have been capitalized as purchase consideration of acquired entities), and legal fees of $315,000 incurred in connection with the Company’s defense in regard to a lawsuit filed by the United States Department of Justice alleging the Company violated Title III of the Americans with Disabilities Act of 1990. These increases were partially offset by overall decreases in corporate compensation costs of $247,000 and decreased corporate depreciation expense of $269,000, as a number of technology investments have been fully depreciated and other decreased costs including travel, recruiting, supplies and site acquisition costs.

Operating income

As a result of the factors mentioned above, the Company’s operating income decreased $1,517,000 to $2,576,000 for the thirteen weeks ended December 26, 2009 from $4,093,000 of operating income for the thirteen weeks ended December 27, 2008. The Company’s operating income decreased $3,289,000 to $833,000 for the twenty-six weeks ended December 26, 2009 from $4,122,000 of operating income for the twenty-six weeks ended December 27, 2008.

Interest expense

Interest expense for the thirteen weeks ended December 26, 2009 and December 27, 2008 was $315,000 and $268,000, respectively. Interest expense for the twenty-six weeks ended December 26, 2009 and December 27, 2008 was $582,000 and $535,000, respectively. During the twenty-six weeks ended December 26, 2009, the Company had average daily debt outstanding of $24,781,000 as compared to average daily debt outstanding of $15,256,000 during the twenty-six weeks ended December 27, 2008. The increase in average borrowings coincided with a decrease in LIBOR or bank base rate indexed borrowing rates during the twenty-six weeks ended December 26, 2009.

Other Income

Other income for the thirteen weeks ended December 26, 2009 decreased $14,000 to $7,000 from $21,000 for the thirteen weeks ended December 27, 2008. Other income for the twenty-six weeks ended December 26, 2009 decreased $36,000 to $15,000 from $51,000 for the twenty-six weeks ended December 27, 2008.

Income taxes

Income tax expense for the thirteen weeks ended December 26, 2009 was $873,000 as compared to $1,481,000 for the thirteen week period ended December 27, 2008. Income tax expense for the twenty-six weeks ended December 26, 2009 was $102,000 as compared to $1,401,000 for the twenty-six week period ended December 27, 2008. The Company’s effective tax rate was 38.5% for the thirteen and twenty-six week periods ended December 26, 2009 and December 27, 2008.

Discontinued operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, and are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Revenues	$—	$483	$—	$955
Cost of services	(58)	(597)	(120)	(1,190)
Rent and other	(555)	(286)	(818)	(539)

Loss from discontinued operations before income tax benefit	(613)	(400)	(938)	(774)
Income tax benefit	236	154	361	298

Loss from discontinued operations	$(377)	$(246)	$(577)	$(476)

Discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of Fiscal 2009. During the second quarter of Fiscal 2010 the Company paid the landlord of this school $350,000 to terminate this lease and release the Company from any future obligations associated with the property.

Net income (loss)

As a result of the above factors, the Company’s net income was $1,018,000 for the thirteen weeks ended December 26, 2009 as compared to $2,119,000 for the thirteen weeks ended December 27, 2008. The Company incurred a net loss of $413,000 for the twenty-six weeks ended December 26, 2009 as compared to net income of $2,761,000 for the twenty-six weeks ended December 27, 2008.

Liquidity and Capital Resources

The Company believes it has sufficient liquidity despite the current disruptions in the capital and credit markets. The Company has continued to closely monitor these developments in terms of their relative effects on its consumer base, including increased unemployment, and their impact upon the financial institutions associated with the Company’s credit facility. On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement by entering into the first Amendment to the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). See “Revolving Credit Agreement” below.

The Company generally does not extend credit to consumers on a long-term basis as services are paid in advance and customer receivables are collected on a weekly or monthly basis. The Company currently has a long-term note receivable from a municipality that it continues to monitor in regard to collectability. There have been no indications to date that this note will not be fully paid, and the Company has received the first installment of this note consistent with its terms. The Company does have a number of sub-lessees and has made guarantees to landlords for a number of properties where its original lease obligations have been assigned to a third party. The Company continues to monitor the payment patterns and condition of these third-party obligors and as of this report date believes they will continue to honor their contractual commitments. See “Long-Term Obligations and Commitments” below.

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under the Amended and Restated Credit Agreement. Principal uses of liquidity are debt service, acquisitions, capital expenditures related to the renovation and maintenance of existing schools, new school development, furniture, fixtures, technology and curriculum.

Total cash and cash equivalents increased by $600,000 to $1,386,000 at December 26, 2009 from $786,000 at June 27, 2009. Cash used in operations was $165,000. Cash used in investing activities totaled $15,233,000 and included $11,983,000 used in connection with the purchases of the Laurel Springs School and Gifted Child Studies, Inc. and an additional $3,750,000 used for capital expenditures, which investments were partially offset by a $500,000 cash payment received under the terms of a note receivable. Cash from financing activities was $15,998,000 consisting primarily of net borrowings from the 2008 Credit Agreement to fund acquisitions.

Revolving Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement are adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement had a five-year term that ends on June 6, 2013. As of December 26, 2009, outstanding borrowings equaled $29,500,000 and outstanding letters of credit were $2,615,000.

On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement. The Amended and Restated Agreement continues to provide for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under the terms of the 2008 Credit Agreement. The 2008 Amended Credit Agreement amends certain operational covenants that the Company was required to meet under the 2008 Credit Agreement. In addition, the Amended and Restated Credit Agreement increases the interest rates and fees payable from the 2008 Credit Agreement. Under the Amended and Restated Credit Agreement, the Company may choose from (i) a base rate, which is equal to the greatest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the London Interbank Offer Rate (“ LIBOR ”) as quoted on each day plus 100 basis points, plus in each case a specified margin ranging from 1.50% per annum to 2.75% per annum, or (ii) a rate based generally on LIBOR plus a specified margin ranging from 2.50% per annum to 3.75% per annum. The commitment fee payable by the Company under the Amended and Restated Credit Agreement on the unused portion of the revolving credit facility ranges from 0.40% per annum to 0.70% per annum.

The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by subsidiaries that are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The Amended and Restated Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the Amended and Restated Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its Amended and Restated Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted.

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

The Company’s most significant contractual obligations are real estate leases for its schools. Additionally, the Company has closed locations for which it continues to have cash obligations under lease agreements with third party landlords. The Company attempts to mitigate these cash payment obligations by subleasing the locations to third parties. The Company has risk for the future real estate leases for closed schools for which it does not have third party sublease coverage or where third party sublease coverage on any specific sublease may not equal the total cash obligation under the lease agreement for that property.

Future contractual obligations, by year and in the aggregate consisted of the following at December 26, 2009 (dollars in thousands):

			Operating Lease Commitments
Fiscal Year	Letters of credit	Long-term debt 2008 Credit Agreement	Vehicle and Other Leases	School Real Estate Leases	Closed Location Real Estate Leases	Closed location cash sublease amounts due to the Company	Contractual commitments, net of sublease amounts due to the Company
2010	$2,615	$560	$374	$19,681	$1,230	$895	$23,565
2011	—	797	849	39,331	2,210	1,737	41,450
2012	—	797	688	37,134	1,903	1,559	38,963
2013	—	30,230	335	34,099	1,716	1,364	65,016
2014	—	—	268	31,342	1,240	888	31,962
2015 and thereafter	—	—	206	191,099	2,634	805	193,134

Total	$2,615	$32,384	$2,720	$352,686	$10,933	$7,248	$394,090

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

At December 26, 2009, there were eight leased properties included in discontinued operations, six of these properties were sub-leased, while two remain vacant. The obligations with respect to the properties that are subleased are substantially covered by the subtenant. If such subtenants default, the Company has the obligation to pay rent under the terms of these leases. The Company’s liability with respect to closed school lease commitments could change if subtenants default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on the respective property.

In addition to the lease obligations noted above, the Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of December 26, 2009 is $2,071,000.

Capital Expenditures

Company funded capital expenditures for new school development include school equipment, furniture, fixtures and curricula purchased by the Company for the operation of the new school. The capital required to open or acquire these schools was provided by cash flow from operations, the Company’s Revolving Credit Agreement and asset sales. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and in some cases to extend the service life of the school. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2010, this limitation is $15,000,000.

Capital expenditures for the twenty-six weeks ended December 26, 2009 and December 27, 2008 were as follows (dollars in thousands):

	For the Twenty-Six weeks Ended
	December 26, 2009	December 27, 2008
New school development	$1,016	$689
Renovations and equipment purchases	2,217	2,682
Corporate and information systems	517	410

	$3,750	$3,781

During the twenty-six weeks ended December 26, 2009, the Company opened three new preschools. During the twenty-six weeks ended December 27, 2008, the Company opened two new preschools.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement and the 2008 Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $125,000 and $76,000 for the twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively.

Interest Rate Swap Agreement

Cash Flow Hedges:

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, as they are subject to rate and price fluctuations and are also subject to elements of credit risk in the event the counterparty should default. At December 26, 2009 the Company had one interest rate swap contract outstanding with a notional amount of $5,000,000. Under the interest rate swap contract, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate.

At June 27, 2009 the Company had two interest rate swap contracts outstanding which were designated as cash flow hedges, each with a notional amount of $5,000,000. Under the interest rate swap contracts, the Company agreed to pay fixed rates of 3.68% through June 6, 2010 and 2.74% (the “Original Interest Rate Swap”) through April 28, 2010 and the counterparty agreed to make payments based on the designated LIBOR rate, respectively. The cash flow hedges were determined to be highly effective.

During the thirteen weeks ended December 26, 2009, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap was terminated and replaced with a new interest rate swap with a termination date of May 2012 and a rate of 1.86%. This transaction resulted in the termination of hedge accounting for the original interest rate swap. The remaining unrealized loss of $43,000 will be amortized and recognized as interest expense through the original interest rate swap’s original termination date of April 28, 2010. As of December 26, 2009, the fair value of the new interest rate swap was a liability of $46,000.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 26, 2009. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company held its Annual Meeting of Stockholders on November 4, 2009. Of the combined total of 10,497,409 votes eligible to be cast at the meeting, holders entitled to cast a combined total of 9,081,050 votes at such meeting were present, in person, or by proxy, for purposes of a quorum. At the meeting, stockholders elected to the Board of Directors Richard J. Pinola, Peter H. Havens, Ralph Smith and David L. Warnock as Class I Directors, both with terms expiring at the 2012 Annual Meeting of Stockholders. Votes cast for and votes withheld in the election were as follows:

Director	Votes For	Votes Abstained
Richard J. Pinola	8,989,583	91,467
Peter H. Havens	8,989,363	91,687
Ralph Smith	8,992,620	88,430
David L. Warnock	8,689,586	391,464

There were no broker non-votes.

Additional Directors, whose terms of office as Directors continued after the meeting are as follows:

Term Expiring at the 2010 Annual Meeting of Shareholders:

George H. Bernstein

Michael J. Rosenthal

Term Expiring at the 2011 Annual Meeting of Shareholders:

Theresa Kreig Crane, Ed.D.

Steven B. Fink

David Beale

The stockholders also ratified the appointment of Grant Thornton, LLP as independent auditors for the 2010 fiscal year. Voting for adoption of this resolution were 9,068,842 votes, voting against the resolution were 4,167 votes, abstaining were 8,041 votes and there were no broker non-votes.

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

NOBEL LEARNING COMMUNITIES, INC.

Dated: February 4, 2010	By:	/S/ THOMAS FRANK
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)