Form 10-Q
period 2010-03-27
NOBEL LEARNING COMMUNITIES INC
filed 2010-05-06
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at May 3, 2010 was 10,550,701.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I, Item 2; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on this Form 10-Q and under Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009. In addition, potential risks and uncertainties include, among others, unemployment rates impacting current or future enrollments; changes in general economic conditions; the Company’s ability to compete with new or existing competitors; dependence on senior management and other key personnel; the litigation with the Department of Justice relating to alleged violations of the American with Disabilities Act; and the high concentration of ownership of the Company’s stock among its four largest stockholders. In addition, the Company’s results may be affected by general factors, such as political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 27, 2010	June 27, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,042	$786
Customer accounts receivable, less allowance for doubtful accounts of $393 at March 27, 2010 and $301 at June 27, 2009	1,044	802
Note receivable, current portion	250	500
Deferred tax asset	833	443
Prepaid rent	3,421	3,336
Prepaid expenses and other current assets	2,535	2,912

Total Current Assets	10,125	8,779

Property and equipment, at cost	85,686	79,935
Accumulated depreciation and amortization	(56,128)	(51,185)

Property and equipment, net	29,558	28,750

Goodwill	83,243	71,489
Intangible assets, net	8,633	6,725
Note receivable	466	693
Deposits and other assets	3,883	3,139

Total Assets	$135,908	$119,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$17,110	$19,824
Current portion of lease obligations	242	274
Deferred revenue	16,555	14,526

Total Current Liabilities	33,907	34,624

Long-term obligations	27,500	13,525
Long-term portion of lease obligations	573	686
Deferred tax liability	1,342	142
Other long term liabilities	2,001	1,712

Total Liabilities	65,323	50,689

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,550,701 and 10,497,409 shares issued and outstanding at March 27, 2010 and June 27, 2009, respectively.	10	10
Additional paid-in capital	60,152	59,297
Retained earnings	10,475	9,729
Accumulated other comprehensive (loss)	(53)	(151)

Total Stockholders’ Equity	70,585	68,886

Total Liabilities and Stockholders’ Equity	$135,908	$119,575

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009

Revenues	$60,188	$56,919	$169,404	$163,693

Personnel costs	28,777	27,178	81,497	78,750
School operating costs	8,011	7,036	23,554	21,610
Rent and other	15,034	13,993	44,425	40,848

Cost of services	51,822	48,207	149,476	141,208

Gross profit	8,366	8,712	19,928	22,485

General and administrative expenses	5,877	4,347	16,606	13,998

Operating income	2,489	4,365	3,322	8,487
Interest expense	495	225	1,077	760
Other income	(8)	(14)	(23)	(62)

Income from continuing operations before income taxes	2,002	4,154	2,268	7,789
Income tax expense	771	1,599	872	3,000

Income from continuing operations	1,231	2,555	1,396	4,789
Loss from discontinued operations, net of income tax effect	(73)	(218)	(650)	(691)

Net income	$1,158	$2,337	$746	$4,098

Basic income per share:
Income from continuing operations	$0.12	$0.24	$0.13	$0.46
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.07)

Net income per share	$0.11	$0.22	$0.07	$0.39

Diluted income per share:
Income from continuing operations	$0.12	$0.24	$0.13	$0.45
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.06)

Net income per share	$0.11	$0.22	$0.07	$0.38

Weighted average of common shares outstanding:
Basic	10,551	10,462	10,525	10,445
Diluted	10,612	10,697	10,622	10,700

Net income per share totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended March 27, 2010

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Total

	Shares	Amount	Shares	Amount

June 27, 2009	1,063,830	$1	10,497,409	$10	$59,297	$9,729	$(151)	$68,886
Net income	—	—	—	—	—	746	—	746
Change in fair value of swap contracts, net of tax	—	—	—	—	—	—	98	98

Total comprehensive income								844

Stock based compensation expense	—	—	—	—	832	—	—	832
Stock options and restricted award shares issued and related tax benefit	—	—	53,292	—	23	—	—	23

March 27, 2010	1,063,830	$1	10,550,701	$10	$60,152	$10,475	$(53)	$70,585

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009
Cash flows provided by operating activities:
Net income	$746	$4,098

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,525	6,743
Reserve for lease costs for discontinued operations	370	173
Deferred (benefit) taxes, net of business combinations	(432)	683
Provision for losses on accounts receivable	492	311
Stock based compensation	832	771
Other	(55)	(106)

Changes in assets and liabilities, net of business combinations:
Customer accounts receivable	(668)	(202)
Prepaid expenses and other current assets	547	255
Other assets and liabilities	61	(150)
Tax effect from exercise of stock options	32	(130)
Deferred revenue	(1,677)	(138)
Accounts payable and current liabilities	(4,259)	(5,085)

Total adjustments	2,768	3,125

Net cash provided by operating activities	3,514	7,223

Cash flows used in investing activities:
Purchases of fixed assets, net of acquired amounts	(4,435)	(5,669)
School acquisitions	(11,983)	(3,380)
Proceeds from payment of note receivable	500	—

Net cash used in investing activities	(15,918)	(9,049)

Cash flows from financing activities:
Borrowings of long term debt	67,050	63,150
Repayment of long term debt	(53,075)	(61,925)
Loan modification fees	(338)	—
Proceeds from exercise of stock options	55	190
Tax effect from exercise of stock options and issuance of stock awards	(32)	130

Net cash provided by financing activities	13,660	1,545

Net increase (decrease) in cash and cash equivalents	1,256	(281)
Cash and cash equivalents at beginning of period	786	1,064

Cash and cash equivalents at end of period	$2,042	$783

Supplemental disclosure of cash flow information:
Interest	$798	$607
Income taxes	$445	$2,489

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 27, 2010 and results of operations for the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Due to the inherent seasonal nature of the education and child care businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2010 and Fiscal 2009 are to the 53 weeks ended July 3, 2010 and the 52 weeks ended June 27, 2009, respectively. The third quarters of Fiscal 2010 and Fiscal 2009 are each comprised of thirteen weeks.

The Company has conformed previously reported amounts in its Quarterly Report on Form 10-Q for the period ended March 28, 2009 to reflect discontinued operations. Certain other prior period amounts have been reclassified to conform to the current period’s presentation.

The Company’s critical accounting policies are unchanged from those described in the Company’s Annual Report on Form 10-K for Fiscal 2009.

New Accounting Pronouncements:

In February 2010, the FASB amended ASC Topic 855 “Subsequent Events”. The amendment does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires SEC filers to evaluate subsequent events through the date that its financial statements are issued. FASB ASC Topic 855 has been effective for the thirteen and thirty-nine week periods ended March 27, 2010. The adoption of FASB ASC Topic 855 did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements”. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 has not had a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of Fiscal 2011, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the codification of Generally Accepted Accounting Principles (the “Codification”). “The Codification is intended to become the source of the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is reflected in this Form 10-Q. The adoption of the Codification has not had a material effect on the Company’s consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

On June 28, 2009, the Company adopted an update to ASC 260 “Earnings per Share” which addressed “whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC 260. Under the guidance in this topic, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this topic did not have an impact on the Company’s financial statements.

In December 2007 the FASB expanded the requirements of ASC Topic 805, “Business Combinations”. Among other things, this topic broadened the scope Topic 805 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the non-controlling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of this topic did not have any effect on the Company’s historical financial statements. See Note 3 for the application of this standard to transactions that occurred during the thirteen and thirty-nine week periods ended March 27, 2010.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Basic income per share:
Net income	$1,158	$2,337	$746	$4,098
Weighted average common shares outstanding	10,551	10,462	10,525	10,445

Basic income per share	$0.11	$0.22	$0.07	$0.39

Diluted income per share:
Net income	$1,158	$2,337	$746	$4,098

Weighted average common shares outstanding	10,551	10,462	10,525	10,445
Stock options	61	235	97	255

Average common stock and dilutive securities outstanding	10,612	10,697	10,622	10,700

Diluted income per share	$0.11	$0.22	$0.07	$0.38

For the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively, 998,000 and 428,000 stock options were issued, outstanding and deemed to be anti-dilutive. For the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively, 927,000 and 353,000 stock options were issued, outstanding and deemed to be anti-dilutive. These stock options are not included in the above diluted earnings per share calculations.

Note 3. Acquisitions

During the past seven quarters, the Company completed seven acquisitions. Each acquisition is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets as well as the expansion of the Company’s learning platform with the acquisition of Laurel Springs School, an on-line and distance learning K-12 school. The acquisitions are summarized as follows:

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

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

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

•

During the fourth quarter of Fiscal 2009 the Company completed the acquisition of substantially all of the assets of Highpointe Children’s Academy (“Highpointe”). These schools have been rebranded under the Company’s “Merryhill” brand. The addition of Highpointe added a preschool and an elementary school and expanded the Company’s existing market coverage in the Dallas, Texas market.

•

During the third quarter of Fiscal 2009, the Company completed the acquisition of substantially all of the assets of Country Tyme Preschool (“Country Tyme”). The acquisition expands the Company’s existing market coverage in the Southeastern Pennsylvania market in which the Company currently operates. Country Tyme provides programs for preschool students through kindergarten.

•

During the first quarter of Fiscal 2009, the Company completed the acquisition of substantially all of the assets of Southern Highlands Preparatory Schools (“Southern Highlands”). The acquisition expands the Company’s existing market coverage in the Las Vegas, Nevada market in which the Company currently operates. Southern Highlands added one preschool and one K-8 school.

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

A summary of the purchase price, allocation of estimated fair value of the assets acquired, and acquisition costs are presented below (dollars in thousands):

Acquired Entity	Net cash paid at acquisition	Net non-cash working capital assets/ (liabilities) included in purchase price	Total Assets Acquired at Purchase								Total Purchase Price of Acquisition (1)
			Goodwill	Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)	Restrictive Covenants	Amortizable Asset Life (years)	Other Long- Term Assets (Liabilities)
Fiscal 2010 Acquisitions through March 27, 2010 (unaudited):

Laurel Springs School & The Learning Springs (1)	$10,444	$(2,539)	$9,061	1,126	5	2,035	10	$150	5	$611	$12,983
Gifted Child Studies, Inc.	1,539	(1,611)	2,693	264	20	302	7	—	n/a	(109)	3,150

Total Fiscal 2010 acquisitions	$11,983	$(4,150)	$11,754	$1,390		$2,337		$150		$502	$16,133

Fiscal 2009 Acquisitions:

Montessori Corners	2,658	(676)	2,883	88	20	238	7	—	n/a	125	3,334
Highpointe	1,093	(5)	703	—	n/a	249	7	—	n/a	146	1,098
Country Tyme	1,354	47	1,041	—	n/a	216	4	—	n/a	50	1,307
Southern Highlands	1,256	(502)	1,106	94	20	255	7	—	n/a	303	1,758
Ivy Kids	745	35	400	—	n/a	120	4	—	n/a	190	710

Purchase accounting adjustments to prior year acquisitions:	90	(43)	133	—		—		—	n/a	—	—

Total Fiscal 2009 acquisitions	$7,196	$(1,144)	$6,266	$182		$1,078		$—		$814	$8,207

(1)	The Company is in the process of finalizing values and lives of the amortizable intangible assets acquired in regard these acquisitions. Amounts presented are preliminary.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

To date, the Company has not identified any material unrecorded pre-acquisition contingencies where the related asset or liability is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to goodwill. Beginning in Fiscal 2010, the Company no longer capitalized direct costs incurred to complete the acquisition of acquired entities, rather these costs have been recognized as expense in the period in which they have been incurred. Total acquisition costs recognized as general and administrative expense for the LSS and GCS acquisitions were $195,000 for the thirty-nine weeks ended March 27, 2010. With the exceptions of LSS and GCS, each of the aforementioned acquisitions includes tax deductible goodwill recorded at a basis equal to its respective book value. Goodwill is not deductible for income tax purposes for either LSS or GCS.

The following unaudited pro forma results of operations assume that these acquisitions were completed at the beginning of each of the respective periods presented (dollars in thousands, except per share data):

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Revenues	$60,188	$61,770	$170,667	$179,104
Net Income	1,158	2,456	312	4,396
Earnings per share - basic	$0.11	$0.23	$0.03	$0.42
Earnings per share - assuming dilution	$0.11	$0.23	$0.03	$0.40

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. Changes in the carrying amounts of goodwill and intangibles were primarily due to the acquisition of the Laurel Springs School and Gifted Child Studies, Inc. At March 27, 2010 and June 27, 2009, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		March 27, 2010 (unaudited)			June 27, 2009
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance

Goodwill	n.a.	$83,243	$—	$83,243	$71,489	$—	$71,489

Amortized intangible assets:
Franchise agreement	130	580	243	337	580	192	388
Trade names	195	4,318	639	3,679	2,928	362	2,566
Student rosters	81	8,485	3,997	4,488	6,149	2,378	3,771
Restrictive covenants	60	150	21	129	—	—	—

Total Intangible Assets		$13,533	$4,900	$8,633	$9,657	$2,932	$6,725

Amortization expense related to intangible assets was $687,000 and $362,000 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively. Amortization expense related to intangible assets was $1,968,000 and $1,075,000 for the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively.

Note 5. Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement were adjusted by a debt to EBITDA leverage based matrix with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement had a five-year term that ends on June 6, 2013.

On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement (the “2008 Amended Credit Agreement”). The 2008 Amended Credit Agreement continues to provide for a $75,000,000 Revolving Credit Commitment with a

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

$25,000,000 accordion feature permitting the Company to increase the size of the facility and a term that ends on June 6, 2013. The 2008 Amended Credit Agreement amends certain operational covenants that the Company was required to meet under the 2008 Credit Agreement. As of March 27, 2010, outstanding borrowings equaled $27,500,000 and outstanding letters of credit were $2,615,000.

The Company’s obligations under the 2008 Amended Credit Agreement are guaranteed by subsidiaries that are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The 2008 Amended Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the Amended and Restated Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its Amended and Restated Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted.

The Company’s obligation under its 2008 Credit Agreement and the 2008 Amended Credit Agreement bears interest, at the Company’s option, at either:

(1) a selected LIBOR rate plus a debt to defined EBITDA-indexed rate or;

(2) a defined base rate plus a debt to defined EBITDA-indexed rate.

Either of these rate options may be adjusted quarterly based on the achievement of certain performance or permitted acquisition events. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the rate per year then applicable to loans under the 2008 Credit Agreement bearing interest based on selected LIBOR rate plus a debt to defined EBITDA-indexed rate. The ranges of EBITDA-indexed rates applicable during the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009 were as follows:

	June 28, 2009 - January 14, 2010	January 15, 2010 - March 27, 2010
LIBOR rate plus debt to defined EBITDA-indexed rate	1.15% - 2.40%	2.50% - 3.75%
Base rate plus debt to defined EBITDA-indexed rate	0.15% - 0.90%	1.50% - 2.75%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	1.15% - 2.40%	2.50% - 3.75%

Included in deposits and other assets are deferred financing costs of $338,000 that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense on a straight-line basis over the life of the underlying indebtedness. As of March 27, 2010 and June 27, 2009, $841,000 and $686,000 in unamortized financing costs were carried on the Company’s balance sheet, respectively.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. Consistent with the terms of this agreement, as of March 27, 2010, $500,000 of the note has been collected. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. At March 27, 2010 and June 27, 2009, the unaccreted discount related to this note was $35,000 and $57,000, respectively. During the thirteen weeks ended March 27, 2010 and March 28, 2009, $7,000 and $13,000 of interest income was recognized as income from discontinued operations, respectively. During the thirty-nine weeks ended March 27, 2010 and March 28, 2009, $22,000 and $39,000 of interest income was recognized as income from discontinued operations, respectively.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

Note 7. Derivative Financial Instruments and Comprehensive Income:

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, as they are subject to rate and price fluctuations and are also subject to elements of credit risk in the event the counterparty should default. At March 27, 2010 and June 27, 2009, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly effective:

Swap #	Notional Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
Swap Contracts at March 27, 2010:
1	$3,000,000	1.15%	LIBOR	February 27, 2012
2	5,000,000	3.68%	LIBOR	June 6, 2010
3	5,000,000	1.48%	LIBOR	March 26, 2012

Swap Contracts at June 27, 2009:
2	5,000,000	3.68%	LIBOR	June 6, 2010
4	5,000,000	2.74%	LIBOR	April 28, 2010

In addition to the above interest rate swaps, during the thirty-nine weeks ended March 27, 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap (Swap #4 above) was terminated and replaced with a new interest rate swap with a termination date of May 2012 and a rate of 1.86%. This transaction resulted in the termination of hedge accounting for the original interest rate swap. The remaining unrealized loss of $43,000 is being amortized and recognized as interest expense through the original interest rate swap’s original termination date of April 28, 2010. As of March 27, 2010, the fair value of the new interest rate swap was a liability of $77,000.

Derivatives designated as hedging instruments were as follows:

	March 27, 2010		June 27, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Other long term liabilities	$153	Other long term liabilities	$246

Unrealized gains, net of tax, of $44,000 and $14,000 are included as a component of Other Comprehensive Loss for the thirteen weeks ending March 27, 2010 and March 28, 2009, respectively. Unrealized gains, net of tax, of $98,000 and unrealized losses, net of tax, of $182,000 are included as a component of Other Comprehensive Loss for the thirty-nine weeks ending March 27, 2010 and March 28, 2009, respectively. These financial instruments are the Company’s only component of Other Comprehensive income (loss) relative to the periods presented. Comprehensive income (loss) during the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009 was as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net income	$1,158	$2,337	$746	$4,098
Other Comprehensive net income (loss)	44	14	98	(182)

Total comprehensive income	$1,202	$2,351	$844	$3,916

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

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 27, 2010 and June 27, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net, see Note 7) measured at fair value on a recurring basis as of March 27, 2010 and June 27, 2009, aggregated by the level in the fair value hierarchy within which those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Total derivatives, net liability at June 27, 2009	$—	$(246)	$—
Total derivatives, net liability at March 27, 2010	$—	$(153)	$—

Note 9. Advertising

General advertising costs, which include yellow page and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended March 27, 2010 and March 28, 2009 were $1,097,000 and $1,075,000, respectively. Advertising and marketing costs during the thirty-nine weeks ended March 27, 2010 and March 28, 2009 were $2,921,000 and $3,071,000, respectively. As of March 27, 2010 and June 27, 2009, prepaid advertising expense totaled $340,000 and $508,000, respectively.

Note 10. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $1,442,000 and $20,000 at March 27, 2010, 2009 and June 27, 2009, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 11. Lease Reserves

The Company records estimated costs for school closures at the property’s cease-use date. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At March 27, 2010 and June 27, 2009, the lease reserve for closed schools was $815,000 and $960,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at June 27, 2009	$960
Payments against reserve	(515)
Adjustments to reserve	370

Lease reserve at March 27, 2010	$815

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

The Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of March 27, 2010 is $1,857,000.

Note 12. Costs Associated with Exit Activities

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, and are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Revenues	$—	$483	$—	$1,439
Cost of services	(7)	(578)	(127)	(1,768)
Rent and other	(111)	(259)	(930)	(796)

Loss from discontinued operations before income tax benefit	(118)	(354)	(1,057)	(1,125)
Income tax benefit	45	136	407	434

Loss from discontinued operations	$(73)	$(218)	$(650)	$(691)

Discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of Fiscal 2009. During the second quarter of Fiscal 2010 the Company paid the landlord of this school $350,000 to terminate this lease and release the Company from any future obligations associated with the property.

Note 13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	March 27, 2010	June 27, 2009
Accounts payable	$6,039	$6,459
Accrued payroll and related items	4,506	5,862
Accrued property taxes	1,120	1,321
Accrued rent	1,753	1,462
Other accrued expenses	3,692	4,720

	$17,110	$19,824

Note 14. Stock Based Compensation

As of March 27, 2010, approximately 1,327,000 stock options were issued and outstanding and 71,000 shares of restricted stock had been granted. As of March 27, 2010, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 379,000.

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

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

Beginning in Fiscal 2008, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards (“RSA”) that vest the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. As of March 27, 2010, 61,000 RSAs have been granted to the Company’s non-employee Board of Directors. During the third quarter of Fiscal 2010 the Company granted an RSA of 10,000 shares to a Senior Vice President of the Company, this RSA is subject to a service period of three years prior to vesting.

Through March 27, 2010, approximately 1,083,000 non-qualified stock options and 71,000 restricted stock awards had been issued and are outstanding under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through March 27, 2010, 27,000 non-qualified stock options have been issued and are outstanding under the 2000 Stock Option Plan for Consultants.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance there under of 719,000 were cancelled. At March 27, 2010, 218,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	28.2%	26.3%
Risk-free interest rate	2.9%	3.6%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	2.6%	5.1%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense is included in general and administrative expense in the statements of operations for the thirteen weeks ended March 27, 2010 and March 28, 2009 and was $258,000 and $222,000, respectively. Stock-based compensation expense is included in general and administrative expense in the statements of operations for the thirty-nine weeks ended March 27, 2010 and March 28, 2009 and was $832,000 and $771,000, respectively. As of March 27, 2010 there was $1,398,000 of total unrecognized stock-based compensation cost related to options and RSAs granted under our plans that are expected to be recognized over a weighted average period of 1.2 years. A summary of option activity under the Company’s employee stock option plans as of June 27, 2009 and changes during the thirty-nine weeks ended March 27, 2010 is as follows:

		Outstanding		Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price

Balance at June 27, 2009, net of RSAs	598,000	1,154,000	$10.28	775,000	$8.17

Stock options:
Granted at market	(182,000)	182,000	9.87	—	—
Cancelled	—	—	—	—	—
Exercised	—	(9,000)	6.43	—	—

Balance at March 27, 2010, without Fiscal 2010 granted RSAs	416,000	1,327,000	$10.25	936,000	$9.23

RSAs Granted at Market	(37,000)	n.a.	n.a.	n.a.	n.a.

Balance at March 27, 2010 net of RSAs	379,000	1,327,000	$10.25	936,000	$9.23

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

The aggregate intrinsic value for options outstanding and options exercisable at March 27, 2010, was approximately $696,000. The aggregate intrinsic value for options exercised during the first thirty-nine weeks of Fiscal 2010 was $23,000. The weighted average remaining contractual terms for options outstanding and options exercisable at March 27, 2010, were approximately 5.1 years and 4.9 years, respectively. The total fair value of options vested during the first thirty-nine weeks of Fiscal 2010 was $771,000. The weighted average fair value of stock options granted during the first thirty-nine weeks of Fiscal 2010 was $3.17 per stock option. The total number of options not yet vested as of March 27, 2010, was 392,000 shares with a weighted average exercise price of $12.69 per stock option.

Note 15. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $115,000 and $111,000 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively. The Company’s matching contributions under the Plan were $306,000 and $315,000 for the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. The Company’s contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors and are subject to a five-year vesting period subsequent to the employee’s initial plan participation date. At March 27, 2010 and June 27, 2009, the Company has included $1,248,000 and $850,000 in “Other long term liabilities” to reflect its liability under the plan, respectively. As of March 27, 2010, there were $193,000 of unvested Company contributions to the deferred compensation plan.

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded an adjustment of $266,000 reducing the deferred compensation liability and reducing general and administrative expense for the thirty-nine weeks ended March 28, 2009. This adjustment to the Company’s financial statements is immaterial both as it relates to the current period as well as each of the periods from the inception of the deferred compensation plan. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. The Company has included $1,297,000 and $1,021,000 in “Deposits and other assets” as of March 27, 2010 and June 27, 2009, respectively, which represents the cash surrender value of these policies.

During the thirteen weeks ended March 27, 2010 and March 28, 2009, the Company recognized general and administrative expense of $81,000 and $69,000 from the deferred compensation plan, respectively. During the thirty-nine weeks ended March 27, 2010 and March 28, 2009, the Company recognized general and administrative expense of $199,000 and a reduction of general and administrative expense of $86,000 from the deferred compensation plan, respectively.

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

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements—(Continued)

for the Thirteen and Thirty-Nine Weeks Ended March 27, 2010

(Unaudited)

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

Note 17. Shareholder Rights Plan

During the first quarter of Fiscal 2009, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Plan will expire, in accordance with its terms, on July 19, 2012, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of all of the Company’s shareholders and other constituencies are protected.

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

Note 18. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have not been any other events that have occurred that would require adjustments to or additional disclosures in these interim unaudited consolidated financial statements.

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

•	changing economic conditions including unemployment rates, as demand for the Company’s products and services are a lagging indicator of the economy;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s ability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	Increased employer costs of employee healthcare benefits and further employer subsidies;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the Company’s ability to maintain compliance with operational covenants as defined among the Company and its lenders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•	the Company’s ability to renew existing locations on terms acceptable to the Company or to find affordable real estate to replace existing locations and the impact this may have on enrollment;

•	the Company’s ability to obtain the capital required to fully implement its business and strategic plan;

•

competitive conditions in the pre-school, elementary school, and secondary school education and services industry, such as the growth of competitors as possible alternatives to the public school system, including virtual charter schools, charter schools and magnet schools;

•	the impact on school enrollment of an outbreak of a health pandemic;

•	government regulations affecting school operations, including room square footage requirements and student/teacher ratios;

•	maintaining accreditation and certain course approvals in its schools and distance learning programs;

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

Overview

The Company operates a national network of over 180 nonsectarian private Preschool and K+ schools and a global K-12 distance learning and online school. The Company offers an array of ancillary educational services, including before-and after-school programs, the Camp Zone® summer program and learning support programs. The Company is dedicated to providing a high quality private education through small class sizes, caring and skilled teachers, and attention to individual learning styles. The Company’s school facilities are located in fifteen different states and the District of Columbia.

During the second quarter of Fiscal 2010, the Company acquired Laurel Springs School, an online distance learning provider of K-12 education programs. The Laurel Springs School acquisition is intended to broaden the Company’s educational platform by addressing the K-12 distance learning market, including international opportunities.

During the current economic cycle, the Company has strategically reduced the number of new school openings to coincide with lower demand and the slowdown in housing starts.

The number of students enrolled in our schools and tuition rates are two factors, among several, that impact the Company’s revenue and gross profits. Unemployment rates is one variable that has a direct impact upon enrollments. If unemployment rates improve within the key age groups that represent the majority of our families, the Company believes this will result in increases in future enrollments, revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors.

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure revenue and profit growth in the following categories: (i) Comparable Schools, (ii) Core Schools, (iii) New Schools and (iv) Acquired Schools or businesses. Management seeks to balance growth in these categories in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through several different metrics to help management better understand where growth is derived and manage the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

i.	Comparable Schools – consists of an identical set of schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of identical schools in each comparable period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth and expense management. When presenting Comparable School results there may be schools included within Comparable School results that were subsequently classified as closed or discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in this Form 10-Q or as closed schools in the Results of Operations for all periods presented herein.

ii.	Core Schools – consists of schools reported as Comparable Schools for each specific period presented. By definition, the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. We measure Core Schools’ performance as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts to grow the Core School base. When presenting Core School results there may be schools included within Core School results that were subsequently classified as discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in this Form 10-Q for all periods presented herein.

iii.	New Schools – consists of newly developed schools. By definition, the population of schools in each period should be different for each period as the Company continues to add schools.

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

Acquired Schools are an integral part of the Company’s business development strategy. Management seeks to acquire schools that expand or complement existing markets as well as schools that provide platforms for additional growth in new markets within our demographic parameters. Management seeks to add schools at a rate and in a manner that promotes the appropriate growth and profitability balance described above. While the Company has typically acquired schools that are already profitable, in some cases the Company acquires schools that are just beginning their ramp up periods, and as such may not yet be profitable, or more well-established schools that present an opportunity of revitalization and expansion and which are located in a well matched demographic, but contend with issues that have impeded their profitability. Acquired Schools’ revenue is expressed as a percentage of total operating revenue for each comparative period. This information is included in the revenue section below. We measure Acquired Schools’ gross profit, gross margin and expense items as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts from this activity when compared to the prior period. We seek to improve Acquired Schools’ period-over-period performance by honing our screening and due diligence processes and streamlining our integration activities.

Results for Comparable Schools for the thirteen and thirty-nine week periods ended March 27, 2010 and March 28, 2009, respectively, are included in Revenue, Personnel Costs, School Operating Costs and Rent and Other section of the Results of Operations section below and results for Core Schools, Acquired Schools and New Schools are summarized in tables presented in the Gross Profit section of the Results of Operations section below.

Results of Operations

At March 27, 2010 the Company operated 184 schools. During the thirty-nine weeks ending March 27, 2010, the Company opened four new preschools, acquired one elementary school and closed one preschool. During the thirty-nine weeks ending March 28, 2009, the Company opened four new preschools, acquired three preschools and one elementary school and closed one preschool. The Laurel Springs School which was acquired during the second quarter of Fiscal 2010 delivers its curriculum on-line and a physical school location does not exist for its students, it is therefore not included in the school counts below School counts for the thirteen and thirty-nine weeks ended March 27, 2010, and March 28, 2009 are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Number of schools at the beginning of period	183	178	180	173

Acquisitions	—	1	1	4
Openings	1	2	4	4
Closings	—	(1)	(1)	(1)

Number of schools at the end of the period	184	180	184	180

Schools closed subsequent to March 28, 2009:
Results included within Operating Income	—	(1)	—	(1)
Results included within Loss from Discontinued Operations	—	(5)	—	(5)

Number of schools included in operating results of both periods	184	174	184	174

The following table identifies schools and the periods schools were opened, acquired or closed during the thirty-nine weeks ended March 27, 2010 and March 28, 2009.

	Fiscal 2010			Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Acquired	1	—	—	3	—	1	5
New	3	—	1	2	—	2	—
Closed	—	(1)	—	—	—	(1)	(5)

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and thirty-nine weeks ended March 27, 2010, and March 28, 2009 (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	March 27, 2010	Revenues	March 28, 2009	Revenues	Dollar	Percent

Revenues	$60,188	100.0%	$56,919	100.0%	$3,269	5.7%

Personnel costs	28,777	47.8	27,178	47.7	1,599	5.9
School operating costs	8,011	13.3	7,036	12.4	975	13.9
Rent and other	15,034	25.0	13,993	24.6	1,041	7.4

Cost of services	51,822	86.1	48,207	84.7	3,615	7.5

Gross profit	8,366	13.9	8,712	15.3	(346)	(4.0)
General and administrative expenses	5,877	9.8	4,347	7.6	1,530	35.2

Operating income	$2,489	4.1%	$4,365	7.7%	$(1,876)	(43.0)%

	Thirty-Nine weeks ended		Thirty-Nine weeks ended	Percent of	Increase (decrease)
	March 27, 2010	Revenues	March 28, 2009	Revenues	Dollar	Percent

Revenues	$169,404	100.0%	$163,693	100.0%	$5,711	3.5%

Personnel costs	81,497	48.1	78,750	48.1	2,747	3.5
School operating costs	23,554	13.9	21,610	13.2	1,944	9.0
Rent and other	44,425	26.2	40,848	25.0	3,577	8.8

Cost of services	149,476	88.2	141,208	86.3	8,268	5.9

Gross profit	19,928	11.8	22,485	13.7	(2,557)	(11.4)
General and administrative expenses	16,606	9.8	13,998	8.6	2,608	18.6

Operating income	$3,322	2.0%	$8,487	5.2%	$(5,165)	(60.9)%

As a result of certain school closures subsequent to the third quarter of Fiscal 2009 the Company has conformed amounts reported for Fiscal 2009 to the period ended March 27, 2010. Operating results include two preschools and one elementary school closed during the fourth quarter of Fiscal 2009 and one preschool closed during the second quarter of Fiscal 2010.

The table below shows the number of schools included in each of the four growth categories. Each category is discussed below for the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively:

	Thirteen weeks ended		Thirty-Nine weeks ended
School Category	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Comparable	171	152	166	143

Core	171	152	166	143
Acquired	7	17	10	22
New	6	5	8	9

Total	184	174	184	174

Revenue

Revenue for the thirteen weeks ended March 27, 2010 increased $3,269,000, or 5.7%, to $60,188,000 from $56,919,000 for the thirteen weeks ended March 28, 2009. The revenue increase for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company revenue	$60,188	$56,919	$3,269	5.7%

Comparable Schools	$53,614	$55,803	$(2,189)	(3.9)%

Schools acquired, opened or closed after December 27, 2008:
Acquired	3,139	261	2,878	1,102.7
New	1,189	114	1,075	943.0
Closed	—	683	(683)	(100.0)
Laurel Springs School	2,201	—	2,201	n.m.
Other	45	58	(13)	(22.4)

	$60,188	$56,919	$3,269	5.7%

Total Company revenue growth for the thirteen weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of three new elementary schools and three preschools, the opening of four new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of three preschools and one elementary school, all of which occurred subsequent to March 28, 2009.

Comparable school revenue decreases for the thirteen weeks ended March 27, 2010 as compared to the thirteen weeks ended March 28, 2009 were primarily driven by an overall decrease in enrollment, but partially offset by average tuition increases of approximately 3%. As a percentage, Comparable School revenue growth fell below that of tuition rate increases, due in large part to the current economic downturn and increased unemployment rates which have contributed towards an overall reduction in enrollment in many of the geographic areas in which the Company operates. The decrease in Comparable School revenues was partially offset by a tuition rate increase that the Company had implemented during January of 2009 of approximately 1.4%, the Company has not implemented any tuition rate increase subsequent to then.

Revenue for the thirty-nine weeks ended March 27, 2010 increased $5,711,000, or 3.5%, to $169,404,000 from $163,693,000 for the thirty-nine weeks ended March 28, 2009. The revenue increase for the thirty-nine weeks was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company revenue	$169,404	$163,693	$5,711	3.5%

Comparable Schools	$149,768	$157,787	$(8,019)	(5.1)%

Schools acquired, opened or closed after June 28, 2008:
Acquired	10,823	2,798	8,025	286.8
New	3,693	648	3,045	469.9
Closed	176	2,322	(2,146)	(92.4)
Laurel Springs School	4,819	—	4,819	n.m.
Other	125	138	(13)	(9.4)

	$169,404	$163,693	$5,711	3.5%

Total Company revenue growth for the thirty-nine weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008.

Revenue Trends

The revenue results of each of the four school categories for the thirteen weeks ended March 27, 2010 (schools acquired, opened or closed subsequent to December 27, 2008) and the thirteen weeks ended March 28, 2009 (schools acquired, opened or closed subsequent to December 29, 2007) are as follows:

	Thirteen weeks ended March 27, 2010	Number of Schools	Percent of Revenue excluding Laurel Springs & Other	Thirteen weeks ended March 28, 2009	Number of Schools	Percent of Revenue excluding Laurel Springs & Other
Core Schools	$53,614	171	92.5%	$49,795	152	87.6%
Acquired Schools	3,139	7	5.4	5,812	17	10.2
New Schools	1,189	6	2.1	569	5	1.0
Closed Schools	—	4	—	683	5	1.2

	$57,942		100.0%	$56,859		100.0%

Acquired Schools’ revenue decreased as a percentage of total revenue to 5.4% for the thirteen weeks ended March 27, 2010, as compared to 10.2% for the thirteen weeks ended March 28, 2009. Acquired Schools for the thirteen weeks ended March 27, 2010 included seven schools. Acquired Schools included for the thirteen weeks ended March 28, 2009 included seventeen schools of which nine schools included significant before-and-after school programs that are not counted as separate schools, these nine schools were not included in Acquired Schools for the thirteen weeks ended March 27, 2010.

New Schools’ revenue increased as a percentage of total revenue to 2.1% for the thirteen weeks ended March 27, 2010, as compared to 1.0% for the thirteen weeks ended March 28, 2009. This was reflective of the number of New Schools included in each period’s results, and the result of the typical ramp up period common to New Schools. New Schools included in the thirteen weeks ended March 27, 2010 have been operating an average of 278 days with two of the six New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended March 28, 2009 have been operating an average of 168 days with one of the five New Schools included in this period’s results operating for more than 270 days and none operating more than 300 days.

Closed schools decreased as a percentage of total revenue to 0.0% for the thirteen weeks ended March 27, 2010, as compared to 1.2% for the thirteen weeks ended March 28, 2009. This decrease was the result different closing schedules; the four schools closed during the thirteen weeks ended March 27, 2010 were closed at the beginning of that period and therefore did not generate any revenue during such period. In contrast, the five schools closed during the period ended March 28, 2009 were closed at the end of such period, and therefore generated revenue for most of that period.

The revenue results of each of the four school categories for the thirty-nine weeks ended March 27, 2010 (schools acquired, opened or closed subsequent to June 28, 2008) and the thirty-nine weeks ended March 28, 2009 (schools acquired, opened or closed subsequent to June 30, 2007) are as follows:

	Thirty-Nine weeks ended March 27, 2010	Number of Schools	Percent of Revenue excluding Laurel Springs & Other	Thirty-Nine weeks ended March 28, 2009	Number of Schools	Percent of Revenue excluding Laurel Springs & Other
Core Schools	$149,768	166	91.1%	$137,897	143	84.3%
Acquired Schools	10,823	10	6.6	19,176	22	11.7
New Schools	3,693	8	2.2	4,161	9	2.5
Closed schools	176	4	0.1	2,322	6	1.4

	$164,460		100%	$163,556		100%

Acquired Schools’ revenue decreased as a percentage of total revenue to 6.6% for the thirty-nine weeks ended March 27, 2010, as compared to 11.7% for the thirty-nine weeks ended March 28, 2009. Acquired Schools for the thirty-nine weeks ended March 27, 2010, included ten schools. Acquired Schools included for the thirty-nine weeks ended March 28, 2009 included twenty-two schools of which nine schools included significant before-and-after school programs that are not counted as separate schools, these nine schools were not included in Acquired Schools for the thirty-nine weeks ended March 27, 2010.

New Schools’ revenue decreased as a percentage of total revenue to 2.2% for the thirty-nine weeks ended March 27, 2010, as compared to 2.5% for the thirty-nine weeks ended March 28, 2009. This was reflective of the typical ramp up period common to New Schools. New Schools included in the thirty-nine weeks ended March 27, 2010 have been operating an average of 351 days with four of the eight New Schools included in this period’s results operating for more than 365 days. New Schools included in the thirty-nine weeks ended March 28, 2009 have been operating an average of 348 days with four of the nine New Schools included in this period’s results operating for more than 365 days.

Closed schools decreased as a percentage of total revenue to 0.1% for the thirty-nine weeks ended March 27, 2010, as compared to 1.4% for the thirty-nine weeks ended March 28, 2009. This decrease was the result of four schools which were closed for substantially the entire periods reported during Fiscal 2010 but operated during the entire periods reported during Fiscal 2009.

Comparable school revenue decreases for the thirty-nine weeks ended March 27, 2010 as compared to the thirty-nine weeks ended March 28, 2009 were primarily driven by overall decreases in enrollment partially offset by average tuition increases of approximately 2.3%. As a percentage, Comparable School revenue growth fell below that of tuition rate increases, due in large part to current economic activity affecting unemployment rates which has contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates.

Enrollment trends

The Company estimates Comparable School enrollment trends by the relationship of tuition increases to Comparable School revenue performance. As an example, a 4% decrease in Comparable School revenue combined with a 3% tuition increase would imply a 7% Comparable School enrollment decline. Tuition rate and implied enrollment decreases for each thirteen week period during Fiscal 2010 as compared to the same thirteen week periods during Fiscal 2009 were as follows:

	Comparable School increase (decrease)
Thirteen Weeks Ended	Revenue	Tuition Rate	Enrollment

September 26, 2009 compared to September 27, 2008	(5.8)%	4.5%	(10.3)%
December 26, 2009 compared to December 27, 2008	(4.8)%	4.5%	(9.3)%
March 27, 2010 compared to March 28, 2009	(3.9)%	3.0%	(6.9)%

Since December 2009, positive trends in the Company’s leading indicators have included increases in new starts and reductions in student withdrawals for Comparable Schools. This change in trend is summarized in the table below:

	Comparable Schools
Thirteen Weeks Ended	Period New Starts	Period Withdrawals	Period Net Enrollment Improvement

December 26, 2009	2,206	2,170	n.m.
December 27, 2008	2,424	2,546	n.m

Better/(Worse)	(218)	376	158

March 27, 2010	2,882	1,813	n.m.
March 28, 2009	2,726	2,129	n.m.

Better/(Worse)	156	316	472

As shown in the table above, the Comparable School net enrollment trend, which had been negative for several quarters, turned positive during the second fiscal quarter of Fiscal 2010, as compared to the second fiscal quarter of Fiscal 2009. This positive trend accelerated during the third fiscal quarter of 2010 as compared to the third fiscal quarter of Fiscal 2009. During the thirteen week period ending December 26, 2009, the Comparable School enrollment increase was driven by fewer withdrawals. During the thirteen week period ended March 27, 2010, the Comparable School enrollment increase was driven by both an increase in new starts and fewer withdrawals.

Personnel costs

Personnel costs primarily include teachers, wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by incentive compensation, health care benefit and participant rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of New Schools, personnel costs tend to be higher as a percentage of revenue as a base level of personnel and associated costs are established in the early years of a school’s life; we expect to leverage these front-end investments as enrollments increase. It is important to note that preschool staffing ratios are mandated by state requirements which can result in very low student to teacher ratios when class sizes are not optimal, especially in period of declining or slowly increasing enrollment.

Personnel costs for the thirteen weeks ended March 27, 2010 increased $1,599,000, or 5.9%, to $28,777,000 from $27,178,000 for the thirteen weeks ended March 28, 2009. The increase in personnel costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company personnel costs	$28,777	$27,178	$1,599	5.9%

Comparable Schools	$25,894	$26,394	$(500)	(1.9)%

Schools acquired, opened or closed after December 27, 2008:
Acquired	1,762	132	1,630	1,234.8
New	631	119	512	430.3
Closed	—	533	(533)	(100.0)
Laurel Springs School	490	—	490	n.m.

	$28,777	$27,178	$1,599	5.9%

The Company’s overall increase in personnel costs for the thirteen weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of three new elementary schools and three preschools, the opening of four new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of three preschools and one elementary school, all of which occurred subsequent to March 28, 2009. Personnel costs in the Company’s Comparable Schools declined by 1.9%.

Personnel costs for the thirty-nine weeks ended March 27, 2010 increased $2,747,000, or 3.5%, to $81,497,000 from $78,750,000 for the thirty-nine weeks ended March 28, 2009. The increase in personnel costs for the thirty-nine weeks was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company personnel costs	$81,497	$78,750	$2,747	3.5%

Comparable Schools	$72,449	$75,148	$(2,699)	(3.6)%

Schools acquired, opened or closed after June 28, 2008:
Acquired	5,731	1,325	4,406	332.5
New	2,093	502	1,591	316.9
Closed	154	1,775	(1,621)	(91.3)
Laurel Springs School	1,070	—	1,070	n.m.

	$81,497	$78,750	$2,747	3.5%

The Company’s overall increase in personnel costs for the thirty-nine weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008. Personnel costs in the Company’s Comparable Schools declined by 3.6%.

Personnel costs increased to 47.8% of revenue for the thirteen weeks ended March 27, 2010 as compared to 47.7% for thirteen weeks ended March 28, 2009. Personnel costs were 48.1% of revenue for the thirty-nine weeks ended March 27, 2010 and March 28, 2009. This was comprised of the following:

	Personnel Costs as a Percentage of Revenue
	Thirteen weeks ended
	March 27, 2010	March 28, 2009

Total Company	47.8%	47.7%

Comparable Schools	48.3%	47.3%

Core Schools	48.3%	47.1%

Schools acquired or opened subsequent to December 27, 2008 for Fiscal 2010 and December 29, 2007 for Fiscal 2009

Acquired Schools	56.1%	48.0%
New Schools	53.1%	68.0%

Laurel Springs School	22.3%	—

	Personnel Costs as a Percentage of Revenue
	Thirty-Nine weeks ended
	March 27, 2010	March 28, 2009

Total Company	48.1%	48.1%

Comparable Schools	48.4%	47.6%

Core Schools	48.4%	47.2%

Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009

Acquired Schools	53.0%	49.5%
New Schools	56.7%	56.4%

Laurel Springs School	22.2%	—

Increases in personnel costs as a percentage of revenue at Comparable Schools and Core Schools for the thirty-nine weeks ended March 27, 2010 are reflective of school based wage rate increases which went into effect during the second quarter of Fiscal 2009. There were no Company-wide wage rate increases during Fiscal 2010. However, the Company has increased wages in connection with promotions, for competitive reasons and with respect to new hires whose salaries may be higher than those of the employees they’ve replaced. In addition, preschool staffing ratios are mandated by state regulations and as such, some classes and schools are not able to reduce wage costs in line with lower enrollment driven revenue, which is typically the result of unemployment rate trends and other economic activity.

Acquired Schools’ personnel costs increased as a percentage of total revenue for both the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively. Acquired Schools included for the thirteen and thirty-nine weeks ended March 28, 2009 included nine schools with significant before-and-after school programs that are not counted as separate schools and required a lower ratio of staff to student as compared to other schools without separate before-and-after school programs, these schools were not included as Acquired Schools in the thirteen or thirty-nine weeks ended March 27, 2010.

New Schools’ personnel costs decreased as a percentage of revenue to 53.1% for the thirteen weeks ended March 27, 2010, as compared to 68.0% for the thirteen weeks ended March 28, 2009. This was reflective of the typical ramp up period common to New Schools. New Schools included in the thirteen weeks ended March 27, 2010 have been operating an average of 278 days with two of the six New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended March 28, 2009 have been operating an average of 168 days with one of the five New Schools included in this period’s results operating for more than 270 days and none operating more than 300 days.

New Schools’ personnel costs increased as a percentage of total revenue to 56.7% for the thirty-nine weeks ended March 27, 2010, as compared to 56.4% for the thirty-nine weeks ended March 28, 2009. New Schools included in the thirty-nine weeks ended March 27, 2010 have been operating an average of 351 days with four of the eight New Schools included in this period’s results operating for more than 365 days. New Schools included in the thirty-nine weeks ended March 28, 2009 have been operating an average of 348 days with four of the nine New Schools included in this period’s results operating for more than 365 days.

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

School operating costs for the thirteen weeks ended March 27, 2010 increased $975,000, or 13.9%, to $8,011,000 from $7,036,000 for the thirteen weeks ended March 28, 2009. The increase in school operating costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company school operating costs	$8,011	$7,036	$975	13.9%

Comparable Schools	$7,206	$6,793	$413	6.1%

Schools acquired, opened or closed after December 27, 2008:
Acquired	364	22	342	1,554.5
New	213	42	171	407.1
Closed	51	179	(128)	(71.5)
Laurel Springs School	177	—	177	n.m.

	$8,011	$7,036	$975	13.9%

The Company’s overall increase in school operating costs for the thirteen weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of three new elementary schools and three preschools, the opening of four new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of three preschools and one elementary school, all of which occurred subsequent to March 28, 2009.

School operating costs for comparable schools for the thirteen weeks ended March 27, 2010 increased $413,000 as compared to the thirteen weeks ended March 28, 2009. This increase included increased facility maintenance and repair costs of $151,000 due in large part to increased snow removal costs as the Northeastern and Mid-Atlantic schools experienced significant winter storms during Fiscal 2010, as compared to a milder winter during Fiscal 2009. Other school operating costs which increased included food, school supplies, computer supplies, and ancillary program costs.

School operating costs for the thirty-nine weeks ended March 27, 2010 increased $1,944,000, or 9.0%, to $23,554,000 from $21,610,000 for the thirty-nine weeks ended March 28, 2009. The increase in school operating costs for the thirty-nine weeks was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company school operating costs	$23,554	$21,610	$1,944	9.0%

Comparable Schools	$20,718	$20,463	$255	1.2%

Schools acquired, opened or closed after June 28, 2008:
Acquired	1,388	356	1,032	289.9
New	682	160	522	326.3
Closed	214	631	(417)	(66.1)
Laurel Springs School	552	—	552	n.m.

	$23,554	$21,610	$1,944	9.0%

The Company’s overall increase in school operating costs for the thirty-nine weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008.

School operating costs for comparable schools for the thirty-nine weeks ended March 27, 2010 increased $255,000 as compared to the thirty-nine weeks ended March 28, 2009. This increase included increased facility maintenance and repair costs of $417,000 partially offset by decreases in other operating costs of approximately $162,000.

School operating costs increased to 13.3% of revenue for the thirteen weeks ended March 27, 2010 as compared to 12.4% for the thirteen weeks ended March 28, 2009. School operating costs increased to 13.9% of revenue for the thirty-nine weeks ended March 27, 2010 as compared to 13.2% for the thirty-nine weeks ended March 28, 2009. This was comprised of the following:

	School Operating Costs as a Percentage of Revenue
	Thirteen weeks ended
	March 27, 2010	March 28, 2009

Total Company	13.3%	12.4%

Comparable Schools	13.4%	12.2%

Core Schools	13.4%	12.0%

Schools acquired or opened subsequent to December 27, 2008 for Fiscal 2010 and December 29, 2007 for Fiscal 2009

Acquired Schools	11.6%	13.3%
New Schools	17.9%	22.0%

Laurel Springs School	8.0%	—

	School Operating Costs as a Percentage of Revenue
	Thirty-Nine weeks ended
	March 27, 2010	March 28, 2009

Total Company	13.9%	13.2%

Comparable Schools	13.8%	13.0%

Core Schools	13.8%	12.9%

Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009

Acquired Schools	12.8%	13.2%
New Schools	18.5%	16.5%

Laurel Springs School	11.5%	—

Comparable Schools’ operating costs as a percentage of revenue increased to 13.4% from 12.2% for the thirteen weeks ended March 27, 2010 as compared to the same period ended March 28, 2009. Comparable Schools’ operating costs as a percentage of revenue increased to 13.8% from 13.0% for the thirty-nine weeks ended March 27, 2010 as compared to the same period ended March 28, 2009. These increases were primarily driven by increased facility maintenance costs due to increased snow removal expense and other costs as noted above.

Acquired Schools’ school operating costs decreased as a percentage of total revenue for both the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively. These decreases are consistent with an increased number of acquired elementary schools between periods, which generally require less operating costs than preschools as a percentage of revenue. Acquired Schools included for the thirteen and thirty-nine weeks ended March 27, 2010 included four elementary schools whereas Acquired Schools included for the thirteen and thirty-nine weeks ended March 28, 2009 included two elementary schools.

New Schools’ school operating costs decreased as a percentage of revenue to 17.9% for the thirteen weeks ended March 27, 2010, as compared to 22.0% for the thirteen weeks ended March 28, 2009. This was reflective of the typical ramp up period common to New Schools. New Schools included in the thirteen weeks ended March 27, 2010 have been operating an average of 278 days with two of the six New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended March 28, 2009 have been operating an average of 168 days with one of the five New Schools included in this period’s results operating for more than 270 days and none operating more than 300 days.

New Schools’ operating costs increased as a percentage of total revenue to 18.5% for the thirty-nine weeks ended March 27, 2010, as compared to 16.5% for the thirty-nine weeks ended March 28, 2009. New Schools included in the thirty-nine weeks ended March 27, 2010 have been operating an average of 351 days with four of the eight New Schools included in this period’s results operating for more than 365 days. New Schools included in the thirty-nine weeks ended March 28, 2009 have been operating an average of 348 days with four of the nine New Schools included in this period’s results operating for more than 365 days.

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

Rent and other costs for the thirteen weeks ended March 27, 2010 increased $1,041,000, or 7.4%, to $15,034,000 from $13,993,000 for the thirteen weeks ended March 28, 2009. The increase in rent and other costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company rent and other costs	$15,034	$13,993	$1,041	7.4%

Comparable Schools	$13,419	$13,330	$89	0.7%

Schools acquired, opened or closed after December 27, 2008:
Acquired	647	48	599	1,247.9
New	672	226	446	197.3
Closed	204	389	(185)	(47.6)
Laurel Springs School	92	—	92	n.m.

	$15,034	$13,993	$1,041	7.4%

The Company’s overall increase in rent and other costs for the thirteen weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of three new elementary schools and three preschools, the opening of four new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of three preschools and one elementary school, all of which occurred subsequent to March 28, 2009.

The $89,000 increase in rent and other costs for comparable schools for the thirteen week periods ended March 27, 2010 and March 28, 2009 was primarily the result of $105,000 of increased rent and property taxes which was consistent with contractual rent and property tax escalations from prior years and increased vehicle lease costs as a number of school transport vehicles were replaced subsequent to the third quarter of Fiscal 2009 partially offset by an $88,000 decrease in marketing costs.

Rent and other costs for the thirty-nine weeks ended March 27, 2010 increased $3,577,000, or 8.8%, to $44,425,000 from $40,848,000 for the thirty-nine weeks ended March 28, 2009. The increase in rent and other costs for the thirty-nine weeks was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	March 27, 2010	March 28, 2009	Dollar	Percent

Total Company rent and other costs	$44,425	$40,848	$3,577	8.8%

Comparable Schools	$38,422	$37,782	$640	1.7%

Schools acquired, opened or closed after June 28, 2008:
Acquired	2,744	883	1,861	210.8
New	2,336	932	1,404	150.6
Closed	741	1,251	(510)	(40.8)
Laurel Springs School	182	—	182	n.m.

	$44,425	$40,848	$3,577	8.8%

The Company’s overall increase in rent and other costs for the thirty-nine weeks ended March 27, 2010 as compared to the same period ended March 28, 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008.

The $640,000 increase in rent and other costs for comparable schools for the thirty-nine week periods ended March 27, 2010 and March 28, 2009 was primarily the result of $851,000 of increased rent and property taxes which consisted of contractual rent and property tax escalations and an increase of $136,000 of workers compensation claims retained by the company partially offset by $398,000 of lower marketing costs.

Rent and other costs increased to 25.0% of revenue for the thirteen weeks ended March 27, 2010 as compared to 24.6% for thirteen weeks ended March 28, 2009. Rent and other costs increased to 26.2% of revenue for the thirty-nine weeks ended March 27, 2010 as compared to 25.0% for the thirty-nine weeks ended March 28, 2009. This was comprised of the following:

	Rent and Other Costs as a Percentage of Revenue
	Thirteen weeks ended
	March 27, 2010	March 28, 2009

Total Company	25.0%	24.6%

Comparable Schools	25.0%	23.9%

Core Schools	25.0%	23.2%

Schools acquired or opened subsequent to December 27, 2008 for Fiscal 2010 and December 29, 2007 for Fiscal 2009

Acquired Schools	20.6%	26.8%
New Schools	56.5%	90.0%

Laurel Springs School	4.2%	—

	Rent and Other Costs as a Percentage of Revenue
	Thirty-Nine weeks ended
	March 27, 2010	March 28, 2009

Total Company	26.2%	25.0%

Comparable Schools	25.7%	23.9%

Core Schools	25.7%	23.3%

Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009

Acquired Schools	25.4%	26.6%
New Schools	63.3%	55.3%

Laurel Springs School	3.8%	—

Increases in rent and other costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of overall contractual rent and property tax escalations at these schools coinciding with overall enrollment declines due in large part to current economic activity including increased unemployment rates.

New Schools’ rent and other costs decreased as a percentage of revenue to 56.5% for the thirteen weeks ended March 27, 2010, as compared to 90.0% for the thirteen weeks ended March 28, 2009. This was reflective of the typical ramp up period common to New Schools. New Schools included in the thirteen weeks ended March 27, 2010 have been operating an average of 278 days with two of the six New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended March 28, 2009 have been operating an average of 168 days with one of the five New Schools included in this period’s results operating for more than 270 days and none operating more than 300 days.

New Schools’ rent and other costs increased as a percentage of total revenue to 63.3% for the thirty-nine weeks ended March 27, 2010, as compared to 55.3% for the thirty-nine weeks ended March 28, 2009. New Schools included in the thirty-nine weeks ended March 27, 2010 have been operating an average of 351 days with four of the eight New Schools included in this period’s results operating for more than 365 days. New Schools included in the thirty-nine weeks ended March 28, 2009 have been operating an average of 348 days with four of the nine New Schools included in this period’s results operating for more than 365 days.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended March 27, 2010 decreased $346,000, or 4.0%, to $8,366,000 from $8,712,000 for the thirteen weeks ended March 28, 2009. Gross profit was 13.9% of revenue for the thirteen weeks ended March 27, 2010 and 15.3% of revenue for the thirteen weeks ended March 28, 2009.

As a result of the factors described above, gross profit for the thirty-nine weeks ended March 27, 2010 decreased $2,557,000, or 11.4%, to $19,928,000 from $22,485,000 for the thirty-nine weeks ended March 28, 2009. Gross profit was 11.8% of revenue for the thirty-nine weeks ended March 27, 2010 and 13.7% of revenue for the thirty-nine weeks ended March 28, 2009.

The change in gross profit for the thirteen and thirty-nine weeks ended March 27, 2010 as compared to the same periods ended March 28, 2009 were as follows (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	March 27, 2010	Revenues	March 28, 2009	Revenues	Dollar	Percent

Revenues	$60,188	100.0%	$56,919	100.0%	$3,269	5.7%

Personnel costs	28,777	47.8	27,178	47.7	1,599	5.9
School operating costs	8,011	13.3	7,036	12.4	975	13.9
Rent and other	15,034	25.0	13,993	24.6	1,041	7.4

Cost of services	51,822	86.1	48,207	84.7	3,615	7.5

Gross profit	$8,366	13.9%	$8,712	15.3%	$(346)	(4.0)%

	Thirty-Nine weeks ended		Thirty-Nine weeks ended	Percent of	Increase (decrease)
	March 27, 2010	Revenues	March 28, 2009	Revenues	Dollar	Percent

Revenues	$169,404	100.0%	$163,693	100.0%	$5,711	3.5%

Personnel costs	81,497	48.1	78,750	48.1	2,747	3.5
School operating costs	23,554	13.9	21,610	13.2	1,944	9.0
Rent and other	44,425	26.2	40,848	25.0	3,577	8.8

Cost of services	149,476	88.2	141,208	86.3	8,268	5.9

Gross profit	$19,928	11.8%	$22,485	13.7%	$(2,557)	(11.4)%

The change in gross profit for Comparable Schools for the thirteen and thirty-nine weeks ended March 27, 2010 as compared to the same periods ended March 28, 2009 is as follows (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	March 27, 2010	Revenues	March 28, 2009	Revenues	Dollar	Percent

Revenues	$53,614	100.0%	$55,803	100.0%	$(2,189)	(3.9)%

Personnel costs	25,894	48.3	26,394	47.3	(500)	(1.9)
School operating costs	7,206	13.4	6,793	12.2	413	6.1
Rent and other	13,419	25.0	13,330	23.9	89	0.7

Cost of services	46,519	86.8	46,517	83.4	2	0.0

Gross profit	$7,095	13.2%	$9,286	16.6%	$(2,191)	(23.6)%

	Thirty-Nine weeks ended		Thirty-Nine weeks ended	Percent of	Increase (decrease)
	March 27, 2010	Revenues	March 28, 2009	Revenues	Dollar	Percent

Revenues	$149,768	100.0%	$157,787	100.0%	$(8,019)	(5.1)%

Personnel costs	72,449	48.4	75,148	47.6	(2,699)	(3.6)
School operating costs	20,718	13.8	20,463	13.0	255	1.2
Rent and other	38,422	25.7	37,782	23.9	640	1.7

Cost of services	131,589	87.9	133,393	84.5	(1,804)	(1.4)

Gross profit	$18,179	12.1%	$24,394	15.5%	$(6,215)	(25.5)%

The table below shows comparative information as a percentage of revenue for the thirteen weeks ended March 27, 2010 and March 28, 2009 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirteen weeks ended March 27, 2010	Percentage of Revenue	Thirteen weeks ended March 28, 2009	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools
Number of schools	171		152

Revenue	$53,614	100.0%	$49,795	100.0%	$3,819	7.7%
Personnel Cost	25,894	48.3	23,469	47.1	2,425	10.3
School Operating Cost	7,206	13.4	5,957	12.0	1,249	21.0
Rent and Other	13,419	25.0	11,534	23.2	1,885	16.3

Gross Profit	$7,095	13.2%	$8,835	17.7%	$(1,740)	(19.7)%

Acquired Schools
Number of schools	7		17

Revenue	$3,139	100.0%	$5,812	100.0%	$(2,673)	(46.0)%
Personnel Costs	1,762	56.1	2,789	48.0	(1,027)	(36.8)
School Operating Costs	364	11.6	773	13.3	(409)	(52.9)
Rent and Other	647	20.6	1,558	26.8	(911)	(58.5)

Gross Profit	$366	11.7%	$692	11.9%	$(326)	(47.1)%

New Schools
Number of schools	6		5

Revenue	$1,189	100.0%	$569	100.0%	$620	109.0%
Personnel Costs	631	53.1	387	68.0	244	63.0
School Operating Costs	213	17.9	125	22.0	88	70.4
Rent and Other	672	56.5	512	90.0	160	31.3

Gross Loss	$(327)	(27.5)%	$(455)	(80.0)%	$128	(28.1)%

Closed Schools
Number of schools	4		5

Revenue	$—	n.m.	$683	100.0%	$(683)	n.m.
Personnel Costs	—	n.m.	533	78.0	(533)	n.m.
School Operating Costs	51	n.m.	181	26.5	(130)	(71.8)
Rent and Other	204	n.m.	389	57.0	(185)	(47.6)

Gross Profit	$(255)	n.m.	$(420)	(61.5)%	$165	(39.3)%

Laurel Springs School

Revenue	$2,201	100.0%	$—	—	$2,201	n.m.
Personnel Costs	490	22.3	—	—	490	n.m.
School Operating Costs	177	8.0	—	—	177	n.m.
Rent and Other	92	4.2	—	—	92	n.m.

Gross Profit	$1,442	65.5%	$—	—	$1,442	n.m.

Other

Revenue	$45	100.0%	$60	100.0%	$(15)	(25.0)%
Personnel Costs	—	—	—	—	—	n.m.
School Operating Costs	—	—	—	—	—	n.m.
Rent and Other	—	—	—	—	—	n.m.

Gross Profit	$45	100.0%	$60	100.0%	$(15)	(25.0)%

Total

Revenue	$60,188	100.0%	$56,919	100.0%	$3,269	5.7%
Personnel Costs	28,777	47.8	27,178	47.7	1,599	5.9
School Operating Costs	8,011	13.3	7,036	12.4	975	13.9
Rent and Other	15,034	25.0	13,993	24.6	1,041	7.4

Gross Profit	$8,366	13.9%	$8,712	15.3%	$(346)	(4.0)%

Percentage of Revenue amounts may not sum to 100% due to rounding.

The table below shows comparative information as a percentage of revenue for the thirty-nine weeks ended March 27, 2010 and March 28, 2009 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirty-Nine weeks ended March 27, 2010	Percentage of Revenue	Thirty-Nine weeks ended March 28, 2009	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools
Number of schools	166		143

Revenue	$149,768	100.0%	$137,897	100.0%	$11,871	8.6%
Personnel Cost	72,449	48.4	65,141	47.2	7,308	11.2
School Operating Cost	20,718	13.8	17,756	12.9	2,962	16.68
Rent and Other	38,422	25.7	32,189	23.3	6,233	19.4

Gross Profit	$18,179	12.1%	$22,811	16.5%	$(4,632)	(20.3)%

Acquired Schools
Number of schools	10		22

Revenue	$10,823	100.0%	$19,176	100.0%	$(8,353)	(43.6)%
Personnel Costs	5,731	53.0	9,489	49.5	(3,758)	(39.6)
School Operating Costs	1,388	12.8	2,539	13.2	(1,151)	(45.3)
Rent and Other	2,744	25.4	5,106	26.6	(2,362)	(46.3)

Gross Profit	$960	8.9%	$2,042	10.6%	$(1,082)	(53.0)%

New Schools
Number of schools	8		9

Revenue	$3,693	100.0%	$4,161	100.0%	$(468)	(11.2)%
Personnel Costs	2,093	56.7	2,345	56.4	(252)	(10.7)
School Operating Costs	682	18.5	686	16.5	(4)	(0.6)
Rent and Other	2,336	63.3	2,301	55.3	35	1.5

Gross Loss	$(1,418)	(38.4)%	$(1,171)	(28.1)%	$(247)	21.1%

Closed Schools
Number of schools	4		6

Revenue	$176	100.0%	$2,322	100.0%	$(2,146)	(92.4)%
Personnel Costs	154	87.5	1,775	76.4	(1,621)	(91.3)
School Operating Costs	214	121.6	618	26.6	(404)	(65.4)
Rent and Other	741	421.0	1,252	53.9	(511)	(40.8)

Gross Profit	$(933)	(530.1)%	$(1,323)	(57.0)%	$390	(29.5)%

Laurel Springs School

Revenue	$4,819	100.0%	$—	—	$4,819	n.m.
Personnel Costs	1,070	22.2	—	—	1,070	n.m.
School Operating Costs	552	11.5	—	—	552	n.m.
Rent and Other	182	3.8	—	—	182	n.m.

Gross Profit	$3,015	62.6%	$—	—	$3,015	n.m.

Other

Revenue	$125	100.0%	$137	100.0%	$(12)	(8.8)%
Personnel Costs	—	—	—	—	—	n.m
School Operating Costs	—	—	11	8.0	(11)	n.m
Rent and Other	—	—	—	—	—	n.m

Gross Profit	$125	100.0%	$126	92.0%	$(1)	(0.8)%

Total

Revenue	$169,404	100.0%	$163,693	100.0%	$5,711	3.5%
Personnel Costs	81,497	48.1	78,750	48.1	2,747	3.5
School Operating Costs	23,554	13.9	21,610	13.2	1,944	9.0
Rent and Other	44,425	26.2	40,848	25.0	3,577	8.8

Gross Profit	$19,928	11.8%	$22,485	13.7%	$(2,557)	(11.4)%

Percentage of Revenue amounts may not sum to 100% due to rounding.

General and administrative expenses

For the thirteen weeks ended March 27, 2010, general and administrative expenses increased $1,530,000, or 35.2%, to $5,877,000 from $4,347,000 for the thirteen weeks ended March 28, 2009. The overall increase in general and administrative expenses included increased amortization expense from acquisitions of $325,000, compensation and benefit costs associated with general and administrative personnel at Laurel Springs School of $646,000, other general and administrative costs at LSS of $492,000, and legal fees of $254,000 incurred in connection with the Company’s defense in regard to a lawsuit filed by the United States Department of Justice alleging the Company violated Title III of the Americans with Disabilities Act of 1990. These increases were partially offset by overall decreases in corporate depreciation expense of $175,000, as a number of technology investments have been fully depreciated and other decreased costs including travel, recruiting, supplies and site acquisition costs.

For the thirty-nine weeks ended March 27, 2010, general and administrative expenses increased $2,608,000, or 18.6%, to $16,606,000 from $13,998,000 for the thirty-nine weeks ended March 28, 2009. The overall increase in general and administrative expenses included increased amortization expense from acquisitions of $435,000, increased compensation and benefit costs associated with general and administrative personnel at Laurel Springs School of $1,474,000, other general and administrative costs incurred at LSS of $957,000, professional fees incurred to complete two acquisitions of $195,000 (which prior to Fiscal 2010 would have been capitalized as purchase consideration of acquired entities), and legal fees of $570,000 incurred in connection with the Company’s defense in regard to a lawsuit filed by the United States Department of Justice alleging the Company violated Title III of the Americans with Disabilities Act of 1990. These increases were partially offset by decreased corporate depreciation expense of $444,000, as a number of technology investments have been fully depreciated. Other decreased costs include travel, recruiting, supplies and site acquisition costs.

Operating income

As a result of the factors mentioned above, the Company’s operating income decreased $1,876,000 to $2,489,000 for the thirteen weeks ended March 27, 2010 from $4,365,000 of operating income for the thirteen weeks ended March 28, 2009. The Company’s operating income decreased $5,165,000 to $3,322,000 for the thirty-nine weeks ended March 27, 2010 from $8,487,000 of operating income for the thirty-nine weeks ended March 28, 2009.

Interest expense

Interest expense for the thirteen weeks ended March 27, 2010 and March 27, 2009 was $495,000 and $225,000, respectively. Interest expense for the thirty-nine weeks ended March 27, 2010 and March 28, 2009 was $1,077,000 and $760,000, respectively. During the thirty-nine weeks ended March 27, 2010, the Company had average daily debt outstanding of $29,958,000 as compared to average daily debt outstanding of $15,227,000 during the thirty-nine weeks ended March 28, 2009.

Other Income

Other income for the thirteen weeks ended March 27, 2010 decreased $6,000 to $8,000 from $14,000 for the thirteen weeks ended March 28, 2009. Other income for the thirty-nine weeks ended March 27, 2010 decreased $39,000 to $23,000 from $62,000 for the thirty-nine weeks ended March 28, 2009.

Income taxes

Income tax expense for the thirteen weeks ended March 27, 2010 was $771,000 as compared to $1,599,000 for the thirteen week period ended March 28, 2009. Income tax expense for the thirty-nine weeks ended March 27, 2010 was $872,000 as compared to $3,000,000 for the thirty-nine week period ended March 28, 2009. The Company’s effective tax rate was 38.5% for the thirteen and thirty-nine week periods ended March 27, 2010 and March 28, 2009.

Discontinued operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, and are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Revenues	$—	$483	$—	$1,439
Cost of services	(7)	(578)	(127)	(1,768)
Rent and other	(111)	(259)	(930)	(796)

Loss from discontinued operations before income tax benefit	(118)	(354)	(1,057)	(1,125)
Income tax benefit	45	136	407	434

Loss from discontinued operations	$(73)	$(218)	$(650)	$(691)

Discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of Fiscal 2009. During the second quarter of Fiscal 2010 the Company paid the landlord of this school $350,000 to terminate this lease and release the Company from any future obligations associated with the property.

Net income

As a result of the above factors, the Company’s net income was $1,158,000 for the thirteen weeks ended March 27, 2010 as compared to $2,337,000 for the thirteen weeks ended March 28, 2009. The Company’s net income was $746,000 for the thirty-nine weeks ended March 27, 2010 as compared to $4,098,000 for the thirty-nine weeks ended March 28, 2009.

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

Total cash and cash equivalents increased by $1,256,000 to $2,042,000 at March 27, 2010 from $786,000 at June 27, 2009. Cash provided from operations was $3,514,000. Cash used in investing activities totaled $15,918,000 and included $11,983,000 used in connection with the purchases of the Laurel Springs School and Gifted Child Studies, Inc. and an additional $4,435,000 used for capital expenditures, which investments were partially offset by a $500,000 cash payment received under the terms of a note receivable. Cash from financing activities was $13,660,000 consisting primarily of net borrowings from the Amended and Restated Credit Agreement to fund acquisitions.

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

On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement (the “2008 Amended Credit Agreement”). The 2008 Amended Credit Agreement continues to provide for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under the terms of the 2008 Credit Agreement. The 2008 Amended Credit Agreement is scheduled to end on June 6, 2013. The 2008 Amended Credit Agreement amends certain operational covenants that the Company was required to meet under the 2008 Credit Agreement. In addition, the 2008 Amended Credit Agreement increases the interest rates and fees payable from the 2008 Credit Agreement. Under the 2008 Amended Credit Agreement, the Company may choose from (i) a base rate, which is equal to the greatest of (1) the prime rate, (2) the federal funds rate plus 0.5% and (3) the London Interbank Offer Rate (“ LIBOR”) as quoted on each day plus 100 basis points, plus in each case a specified margin ranging from 1.50% per annum to 2.75% per annum, or (ii) a rate based generally on LIBOR plus a specified margin ranging from 2.50% per annum to 3.75% per annum. The commitment fee payable by the Company under the 2008 Amended Credit Agreement on the unused portion of the revolving credit facility ranges from 0.40% per annum to 0.70% per annum. As of March 27, 2010, outstanding borrowings equaled $27,500,000 and outstanding letters of credit were $2,615,000.

The Company’s obligations under the 2008 Amended Credit Agreement are guaranteed by subsidiaries that are 80% or more owned by the Company, and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The 2008 Amended Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Amended Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under its 2008 Amended Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted.

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

Future contractual obligations, by year and in the aggregate consisted of the following at March 27, 2010 (dollars in thousands):

			Operating Lease Commitments
Fiscal Year	Letter of credit	Long-term debt Amended and Restated Credit Agreement	Vehicle and other leases	School real estate leases	Closed location real estate leases	Closed Location Cash Sublease Amounts Due to the Company	Contractual commitments, net of sublease amounts due to the Company
2010	2,615	294	269	10,018	605	450	13,351
2011	—	1,177	910	39,811	2,221	1,739	42,380
2012	—	1,177	750	38,050	1,914	1,556	40,335
2013	—	28,638	396	35,204	1,723	1,371	64,590
2014	—	—	328	32,475	1,240	888	33,155
2015 and thereafter	—	—	257	196,746	1,567	805	197,765

Total	2,615	31,286	2,910	352,304	9,270	6,809	391,576

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

At March 27, 2010, there were eight leased properties included in discontinued operations, six of these properties were sub-leased, while two remain vacant. The obligations with respect to the properties that are subleased are substantially covered by the subtenant. If such subtenants default, the Company has the obligation to pay rent under the terms of these leases. The Company’s liability with respect to closed school lease commitments could change if subtenants default under their sublease with the Company or if the Company is successful or unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on the respective property.

In addition to the lease obligations noted above, the Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of March 27, 2010 is $1,857,000.

Capital Expenditures

Capital expenditures include investments in new schools, renovations and facility improvement of existing schools, development and expansion of curriculum and investments in information technology. These investments are primarily funded by cash flow from operations and the Company’s Revolving Credit Agreement. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2010, this limitation is $15,000,000.

Capital expenditures for the thirty-nine weeks ended March 27, 2010 and March 28, 2009 were as follows (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	March 27, 2010	March 28, 2009
New school development	$1,166	$1,822
Facility Renovations	1,847	1,970
Curriculum	854	1,216
Corporate and information systems	568	661

Total capital expenditures	$4,435	$5,669

During the thirty-nine weeks ended March 27, 2010, the Company opened four new preschools and acquired one elementary school. During the thirty-nine weeks ended March 28, 2009, the Company opened four new preschools and acquired three preschools and one elementary school.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement and the 2008 Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $90,000 and $39,000 for the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively.

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, as they are subject to rate and price fluctuations and are also subject to elements of credit risk in the event the counterparty should default. At March 27, 2010 and June 27, 2009, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly effective:

Swap #	Notational Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
Swap Contracts at March 27, 2010:
1	$3,000,000	1.15%	LIBOR	February 27, 2012
2	5,000,000	3.68%	LIBOR	June 6, 2010
3	5,000,000	1.48%	LIBOR	March 26, 2012

Swap Contracts at June 27, 2009:
2	5,000,000	3.68%	LIBOR	June 6, 2010
4	5,000,000	2.74%	LIBOR	April 28, 2010

During the thirty-nine weeks ended March 27, 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap (Swap #4 above) was terminated and replaced with a new interest rate swap with a termination date of May 2012 and a rate of 1.86%. This transaction resulted in the termination of hedge accounting for the original interest rate swap. The remaining unrealized loss of $43,000 will be amortized and recognized as interest expense through the original interest rate swap’s original termination date of April 28, 2010. As of March 27, 2010, the fair value of the new interest rate swap was a liability of $77,000.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 27, 2010. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors” of the Company’s Fiscal 2009 Annual Report on Form 10-K. The reader should carefully consider the risks described in the Company’s Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Form 10-K are not the Company’s only risks. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results. If any of the risks actually occur, the business, financial condition, and /or results of operations could be negatively affected.

Item 6.	Exhibits

10.1	First Amendment to Amended and Restated Credit Agreement with Bank of Montreal as agent for the lenders, dated as of January 15, 2010 (incorporated by reference to our current report on Form 8-K, filed with the SEC on January 15, 2010).

31.1*	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBEL LEARNING COMMUNITIES, INC.

Dated: May 6, 2010	By:	/S/ THOMAS FRANK
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)