Form 10-K
period 2010-07-03
NOBEL LEARNING COMMUNITIES INC
filed 2010-09-16
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10031

NOBEL LEARNING COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2465204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1615 West Chester Pike, Suite 200 West Chester, PA	19382
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share Series A Junior Preferred Stock Purchase Rights	Nasdaq Stock Market LLC (Nasdaq Global Market) Nasdaq Stock Market LLC (Nasdaq Global Market)

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

Large accelerated filer  ☐             Accelerated filer  ☒              Non-accelerated filer  ☐             Small reporting  company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 26, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $77,783,000 (based upon the closing sale price of these shares on such date as reported by the Nasdaq Global Market). The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at September 9, 2010, was 10,550,701

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2010 (the “Proxy Statement”) and to be filed within 120 days after the registrant’s fiscal year ended July 3, 2010 are incorporated by reference in Part III.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors.” In addition, potential risks and uncertainties include, among others, unemployment rates impacting our current or future enrollments; changes in general economic conditions; the implementation and results of our ongoing strategic initiatives; our ability to compete with new or existing competitors; dependence on senior management and other key personnel; the litigation with the Department of Justice relating to alleged violations of the American with Disabilities Act; and the high concentration of ownership of the Company’s stock among its four largest stockholders. Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

ii

PART I

ITEM 1.	BUSINESS.

General

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company” or “Nobel Learning Communities”) is a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia. In addition, the Company operates a K-12 distance learning online college prep school. Nobel Learning Communities provides high-quality private education, with small schools and class sizes and attention to individual learning styles. We also offer an array of supplemental educational services, including before-and-after-school programs, the Camp Zone® summer program, learning support programs and camps. Our schools operate under various brand names and are located in the District of Columbia, Arizona, California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Washington. As of September 9, 2010, the Company operated 184 schools.

The following trademarks are in use by the Company, all of which have either been registered or are in the process of being registered in the United States Patent and Trademark Office: Chesterbrook Academy®, Merryhill School®, Discovery Isle Child Development Center, Enchanted Care Learning Center, Camelback Desert Schools, The Honor Roll School®, Camp Zone®, Paladin Academy®, Rocking Horse Child Care Centers®, Southern Highlands Preparatory School, Montessori Corner, HighPointe Children’s Academy, Houston Learning Academy™ and Laurel Springs School. We believe that certain of our service marks have substantial value in our marketing in the respective areas in which our schools operate.

Our corporate office is located at 1615 West Chester Pike, Suite 200, West Chester, PA 19382-6223. Our telephone number is (484) 947-2000. Nobel Learning Communities, Inc., a Delaware corporation, was formed on March 30, 1983.

Educational Program and Delivery Model

We deliver research-based, standards-driven curricula in all its schools. The content of our curricula is closely monitored by our Education Department to ensure that changes to national and state standards are reflected in our own national K-12 standards. Our Education Department continually evaluates programs and practices related to early childhood development so that the curriculum reflects the latest and best research-based content for preschoolers. The framework for delivery of this content embraces student-centered learning. Classroom learning is often organized around guided centers, cooperative learning activities, and project-based learning.

Accreditation

We seek to ensure that our schools meet or exceed the standards of appropriate accrediting agencies through an internal quality assurance program. Although not mandated by any governmental or regulatory authority, many of our schools are accredited, or are currently seeking accreditation through the Commission on International and Trans-Regional Accreditation (CITA)/AdvancED and/or with various regional accreditation agencies throughout the United States. Regional accreditation agencies include Middle States Association of Colleges and Schools, North Central Association of Colleges and Schools, Southern Association of Colleges and Schools and Western Association of Colleges and Schools. The company also maintains corporate accreditation through CITA/AdvancED; and is accredited through June 30, 2014.

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

Links to Learning divides skills into distinct academic areas. These areas are: Language and Literacy, Mathematics, The World and Me, My Community and Environment, Art, Music, Wellness and Spanish.

The Links to Learning program features a strong parent communication component. Nobel Learning believes that when parents and teachers work as partners in a child’s education, the learning experience is richer and more meaningful. Parents receive materials each month, containing an overview of the developmental skills that the child has worked on that month. The materials contain samples of their children’s work that was completed in class, as well as a letter outlining suggested activities that can be done with their child at home. The materials also provide a preview of the next month’s skills and lessons. Teachers post weekly and daily skills lists outside the classroom as further support to these activities.

The Links to Learning Curriculum focuses on two vital goals: developing a child’s lifelong love of learning and ensuring that he/she is ready for kindergarten and elementary school. Our Education Department studied the kindergarten standards in all of the states in which there are kindergarten classes and carefully designed the preschool program to meet or to exceed pre-kindergarten expectations. Each preschool has a “Links to Kindergarten” section on its school website so that parents can be assured of a successful transition to kindergarten by matching to the appropriate state standards.

Elementary and Middle School Educational Program

Standards-Based Content

In 2007 Nobel Learning created a standards-based curriculum for kindergarten through eighth grades. To do so, the members of the Education Department researched the standards in 46 states and merged them into one set of national standards. This was done for critical content areas: language arts, writing, math, science, social studies, technology, physical education, wellness, art, music, Spanish, and study skills. Each content area has standards with corresponding objectives of what students need to know and be able to do. Each grade level has a comprehensive curriculum binder that takes each of the content areas and divides the standards and objectives into four quarterly pacing guides. The pacing guides then create a synchronous curriculum for the Company’s national network of schools which provides unique collaborative learning opportunities, such as Learning Without Walls projects and Giving Without Walls, our student-driven social entrepreneurship programs.

Delivery System

The content of the Nobel Learning curriculum is dictated by state standards. The core curriculum contains the content of what we teach. Then, through planning instruction, lessons and personalized learning plans, we integrate 21st century themes and skills into the delivery of that content. The content delivery model includes traditional classroom instruction, as well as 21st century skills projects in grades 1 through 8. These projects are based on the framework provided by the Partnership for the 21st Century Skills organization. Nobel Learning is a professional development affiliate of the Partnership for 21st Century Skills (www.21stcenturyskills.com),the leading advocacy organization focused on infusing 21st century skills into education.

Through project-based learning, we are able to enrich and sometimes accelerate the delivery of our curriculum. All students in grades 1 through 8, in collaboration with their teachers and parents create a Personal Learning Plan for each school year. The Personal Learning Plan is an opportunity for the teacher, parents and student to work together on goals related to their current and future academic success. Our project based learning programs include “Giving Without Walls” projects which allow our 1st through 8th grade students to be active participants in service-learning opportunities. Student-led service-learning projects integrate meaningful community service with instruction and reflection to enrich the learning experience, teach civic responsibility, and encourage lifelong civic engagement.

“Learning Without Walls” is another project-based learning program that is offered for grades 4 through 8. These projects require students to use 21st Century skills while working with our network schools across the country. The projects challenge students to explore highly relevant, curriculum-based topics, use a variety of technology tools to research their topic and collaborate with students in different parts of the country as they work through the project timeline. The ability to share, to interact, and to work in small regional or larger national teams offers a rich learning environment, in which students are challenged to apply their knowledge in authentic ways to solve real problems.

Assessment

It is essential to continuously monitor students’ academic performance to ensure that they meet or exceed grade-level benchmarks for proficiency. All students in grades 1 through 8 participate in SAT10 testing each spring. Those test results are used to monitor student progress and set achievement goals. In addition, we use an online assessment program in reading and math to give teachers weekly feedback on how each student is performing relative to the recent lessons and concepts in order to personalize lessons and instruction programs for each student based on his or her current needs.

Teachers

We recognize that investing in the quality of our teachers’ capabilities and professionalism is essential to sustaining our students’ high level of academic achievement and our profitability. We sponsor professional development days covering various aspects of teaching and education, using both internal trainers and external consultants. Our educators serve on Company task forces and committees that review and revise curricular guidelines, programs, support materials and teaching methods.

Training

In support of teachers’ professional development, during the 2008/2009 school year we implemented Education Connections. Education Connections is an intranet site dedicated to providing training resources and support for our teachers. The intranet site includes a teacher communication and support area, exemplary lesson plan library, grade level curriculum support and other valuable resources to support and enhance our teachers’ professional development, professional relationships, and satisfaction.

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

Our school Principals and Assistant Principals are responsible for all facets of school operations, including curriculum implementation, ensuring student achievement and success, personnel and financial management, community outreach, student discipline and implementing local sales and marketing strategies. The Principals and Assistant Principals are supported by our regional operations, education and human resources teams and our centralized marketing, real estate, facilities and finance organizations.

We operate and review our performance based on both geographic cluster and individual school based performance criteria. Each school has an annual budget and financial and operating information is collected daily. Certain measures of school and cluster performance are reviewed weekly and others are reviewed monthly or quarterly. We determine whether to monitor a particular aspect of performance based on its impact on our operational and financial objectives. For example, net revenue, tuition revenue, certain operating costs and student census information are monitored weekly in relation to our objectives.

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

Private Pay Schools

General Education Schools

The Company operates a complementary dual track strategy. Track 1 is the preschool strategy track in which the Company operates preschools that are generally clustered in geographic areas. Clusters of preschools are placed in geographic markets where the economy and population meet our demographic profile. Track 2 is the K-12 strategy track. This track primarily includes brick and mortar schools which typically start at kindergarten and may go through grade 8. We also operate a K-12 distance learning and online school. We believe that both the preschool strategy track and the K-12 strategy track provide the company with multiple growth opportunities. In markets where our strategy tracks are integrated, students from our preschools can easily matriculate into our elementary/middle school programs.

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

Our schools also offer athletic activities and supplemental programs, which include day field trips coordinated with our curriculum to zoos, libraries, museums and theaters and, at the middle schools, overnight trips to such places as national parks and historical locations, and select summer trips to European destinations. Schools arrange classroom presentations by parents, community leaders and other volunteers to supplement instruction. We also organize programs that allow students to present to community groups and organizations. To enhance the child’s physical, social, emotional and intellectual growth, schools may provide extra-curricular experiences (some fee-based) tailored to particular families’ interests. These activities include but are not limited to dance, gymnastics, instrumental music lessons and computer-based technology programs. Additionally, students expand their horizons through participation in science fairs, drama clubs and local and regional academic competitions. Most of our preschools and elementary schools complement their educational programs with enrichment programs, arts programs, before-and-after-school programs and summer programs or camps. In addition to those revenue generating programs, our schools seek to improve margins by providing ancillary services and products, such as portrait photos, books and uniform sales.

Laurel Springs Distance Learning and Online College Prep K-12

In September, 2009, we Acquired Laurel Springs School, a K-12 distance learning private school. Curriculum is delivered to students via text, online and through project-based learning symposiums. Laurel Springs’ students are supported by teachers and staff who work with students on a one-to-one basis. Laurel Springs focuses on the college prep student who wishes to grow and excel academically and personally while keeping a flexible and self-paced schedule. Most students at Laurel Springs are full time, but some students take a course or two while concurrently enrolled in another school. Many of these part time students take courses to get ahead of their traditional course and/or grade path or take courses which are not offered in their school. Courses are mastery based, so students can move through a course at their own pace once they pass a series of assessments.

Marketing

Our primary sources for generating new enrollments include word-of-mouth recommendations from current parents, interactive marketing including search engine marketing, direct mail campaigns, yellow page listings and public relations programs. We utilize a paid search engine marketing program that is customized to generate and track new leads for each individual market and product type. We also market to our own database of parent inquiries through ongoing direct mail and e-mail communications.

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

Our annual marketing calendar is synchronized with the typical customer demand cycle for enrollment. Although marketing campaigns and demand take place throughout the year, we direct the most marketing resources towards our preschool enrollments in late summer and early winter and towards our K+ schools during fall and winter.

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

In addition to the focus on improving the performance of existing schools, the Company also identifies opportunities to develop and open new schools and to acquire schools that are consistent with our demographic profile in contiguous geographic markets.

We regularly analyze the performance of our existing school and real estate portfolio to identify schools that are underperforming and/or do not fit our business model or demographic and geographic cluster strategy. We then develop plans either to improve these schools or remove them from our portfolio. This represents an important activity in reallocating capital to the balance of our schools in order to ensure the continued improvement of our program offerings and overall company performance.

New School Development

During Fiscal 2010, we opened four new preschools. For new school development, we typically engage a developer or contractor to build a facility to our specifications. We also look to occupy existing buildings that are appropriate for our schools and that are located in growth areas that meet our demographic requirements. The Company continues, as part of its strategy, to focus on private pay markets supported by complementary demographics. Our new school development strategy builds upon our practice of clustering schools by geographic area. Clusters of schools are placed in geographic markets where the economy and population meet our demographic profile. In several markets, students from our preschools can easily matriculate into our elementary/middle school programs. In addition, we can potentially convert students from our specialty and before-and-after programs to our general education programs. We believe many of our existing markets have opportunity to add new preschools and we seek to acquire K-8 schools in our existing and new geographic markets.

Acquisitions

We expect to use acquisitions to expand our business. Key acquisition criteria include reputation, location in markets meeting our target demographics, growth prospects, quality of personnel and the ability to integrate into existing market clusters or become the platform for new market clusters. Acquisitions are primarily focused on schools that fit our demographic and cluster strategy and which serve the preschool and/or kindergarten through eighth grade markets. From time to time we evaluate opportunities which, while related in educational content, may provide the Company entry into a variety of other business models. These may include companies that have business models that focus on extending our platform through high school, on-line K-12 schools, on-line course delivery, enrichment programs, summer camps, technology based before-and-after school programs, and concepts with a focus on international students.

During the first quarter of Fiscal 2010, the Company acquired the Laurel Springs School (“Laurel Springs”), an online and distance learning school (www.laurelsprings.com). Laurel Springs’ educational program spans the entire K-12 market and has a fully accredited curriculum that includes Honors AP Courses, a Gifted and Talented program, a chapter of the National Honors Society and a strong college preparatory program. Laurel Springs’ student body includes elite athletes, entertainers, and home schooled students. Laurel Springs has served students from all fifty states and a number of foreign countries. The acquisition of Laurel Springs extends our educational programs through high school and provides a distance learning and online K-12 platform.

Also, during the first quarter of Fiscal 2010, the Company completed the acquisition of Gifted Child Studies, Inc. (“GCS”). GCS added one elementary school to the Company’s existing market coverage in the San Diego, California market.

During the fourth quarter of Fiscal 2009, we acquired three Montessori schools in central New Jersey collectively referred to as “Montessori Corner”, the addition of these schools added one elementary school and two preschools to the three Montessori method schools already in the Company’s portfolio of schools. Also during the fourth quarter of Fiscal 2009, the Company acquired the Highpointe Children’s Academy (“Highpointe”). The addition of Highpointe added a preschool and an elementary school and expanded the Company’s existing market coverage in the Dallas, Texas market. During the third quarter of Fiscal 2009 the Company acquired Country Tyme Preschool, which expanded the Company’s existing market coverage in the Southeastern Pennsylvania market. During the first quarter of Fiscal 2009, the Company acquired Southern Highlands Preparatory Schools (“SHPS”) which included a preschool and elementary school and expanded the Company’s existing market coverage in the Las Vegas, Nevada market. SHPS has become a destination middle school for many of our elementary school students from one of our Merryhill elementary schools in that market. Additionally, during the first quarter of Fiscal 2009 the Company acquired Ivy Kids Learning Center School (“Ivy Kids”) which has subsequently been rebranded under the Company’s existing “The Honor Roll School ®” brand. The Ivy Kids acquisition expanded the Company’s existing market coverage in the Houston, Texas market by adding one preschool to a market in which the Company currently operates.

During Fiscal 2008, we acquired Enchanted Care Learning Centers, the acquisition included six standalone facilities offering before-and-after school programs for elementary school-age children under the Kid’s Campus trade name. This acquisition provides the Company opportunities in existing and new geographic markets to further develop its growth strategy. In addition, the Fiscal 2008 acquisition of the Ivy Glen Schools in the Dallas market also provided the company with one standalone before-and-after school program. During Fiscal 2008, the Company further enhanced the value of the Discovery Isle acquisition and the Discovery Isle brand by acquiring two additional schools in the southern California market previously branded as Teddy Bear Treehouse Schools, which were quickly re-branded as Discovery Isle schools. Also during Fiscal 2008, the Company acquired four Learning Ladder preschools, three of which were rebranded under the Company’s existing Chesterbrook Academy brand, and the fourth of which was closed shortly after completing the acquisition. During the fiscal year ended June 30, 2007 (“Fiscal 2007”), we entered a new geographic market with the acquisition of the six Discovery Isle preschools in San Diego, California. In this case, the acquisition provided the Company the opportunity to expand the Discovery Isle preschool brand through the development or acquisition of additional preschools and elementary and/or middle schools that could utilize the Discovery Isle preschools as a feeder system for elementary school students.

The table below summarizes the Company’s recent history of acquisitions:

		Number of facilities acquired			Market
Name of Acquisition	Fiscal Year	Preschool	PreK & K - 8	Before-and-After (2)	Description	(N)ew or (E)xisting
Laurel Springs School	2010	—	—	—	Distance Learning	N
Gifted Child Studies, Inc.	2010	—	1	—	San Diego, CA	E
Montessori Corner	2009	2	1	—	Princeton, NJ	N
HighPointe Childrens Academy	2009	—	1	—	Dallas, TX	E
Country Tyme	2009	1	—	—	Limerick, PA	E
Southern Highlands Preparatory Schools	2009	1	1	—	Las Vegas, NV	E
Ivy Kids Early Learning Center	2009	1	—	—	Missouri City, TX	E
Camelback Desert Schools (1)	2008	—	2	—	Phoenix, AZ	N
Enchanted Care Learning Centers (2)	2008	9	—	6	Columbus, OH	N
Ivy Glen Schools	2008	3	—	1	Dallas, TX	E
Teddy Bear Treehouse	2008	2	—	—	San Diego, CA	E
Learning Ladder (3)	2008	4	—	—	Lancaster, PA	E
Discovery Isle	2007	6	—	—	San Diego, CA	N

(1)	During the fourth quarter of Fiscal 2009, the Company closed one Camelback Desert School. The results of this school are included in Net income (loss) from discontinued operations in the periods presented in this Form 10K.
(2)	Before-and-After facilities are integral to adjacent school facilities and as such are not incremental to total school count
(3)	In conjunction with the acquisition of Learning Ladder schools the Company determined one location would be closed. This location was closed during the same quarter that this acquisition was completed.

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

Industry and Competition

Education reform movements in the United States are providing new alternatives to the public schools. These reforms include charter schools, private management of public schools, home schooling, private schools, virtual charter schools, state run virtual schools, virtual private schools and voucher programs. Our strategy is to provide parents a high quality alternative to public schools and traditional child care through our privately owned and operated schools, utilizing proven curriculum in a safe and challenging environment. We consider each of these alternatives to be competition for our schools and the expansion or contraction of funding and/or public support of these alternatives may impact the demand for our product, available real estate and our ability to increase or maintain our operating margins. Additionally, throughout this document, references are made to the child care industry, child care and child care competitors. Many of the companies with which we compete with offer child care services and many of our potential customers need child care services. In many cases, our curriculum-based preschools are suitable substitutes that can satisfy the child care demand while offering the additional educational developmental programs and services delivered in our preschools.

Furthermore, we compete with other for-profit private schools, charter schools, non-profit schools, sectarian schools, private virtual schools, public virtual schools and home schooling. We also face competition with respect to preschool services and before- and-after-school programs from public schools, government-based providers and religiously affiliated community-based or other non-profit programs that may offer such services at little or no cost to parents. We anticipate that, given the perceived potential of the education market, well-financed competition may emerge, including possible competition from the large for-profit child care companies and international school operators. We believe the only large for-profit competitors that integrate preschool, elementary education and school age programs in the U.S. and that currently compete beyond a regional level are privately held Knowledge Learning Corp., Bright Horizons Family Solutions, Inc. and Mini-Skools, Challenger Schools and Learning Care Group. We also face regional competition in each of our markets from operators of individually owned private schools. Finally, public school systems may become stronger competitors at the preschool level if additional states pass or expand universal pre-K legislation that provides public funds for preschool for three and four year olds and does not allow for-profit preschool operators to participate in these programs, or fund payments to for-profit operators at lower than market prices or costs.

While price is an important factor in competing in both the preschool and elementary school markets, we believe that other competitive factors are also important, including trained teachers, location, professionally developed educational programs, qualified and trained school administrators, well-equipped facilities, relationships with local employers and a broad range of ancillary services, including before-and-after-school programs, transportation and infant care. Some of these services are not offered by some of our competitors. We conduct annual tuition rate surveys and believe we are competitively priced in each of our markets.

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

Insurance

We currently maintain comprehensive general liability, workers’ compensation, automobile liability, property, excess umbrella liability, terrorism, student accident insurance and directors’ and officers’ liability insurance. The policies provide a variety of coverages and limits. Companies involved in the education and care of children, however, may not be able to obtain insurance for the total risks inherent in their operations. In particular, general liability coverage can have sublimits per claim for child abuse. Although we believe we have adequate insurance coverage at this time, claims in excess of, or not included within, our coverage may be asserted. In addition, there can be no assurance that in future years we will not become subject to lower limits or a substantial increase in insurance premiums.

Employees

As of September 9, 2010, we employed approximately 4,700 persons. None of the Company’s employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Recently the child care industry in general saw an increase in organized labor contracts with child care workers and preschool teachers, especially in states such as Washington and California. While there have been no specific attempts to organize our teachers or other employees, there is no assurance that in future years we or the industry will not be subject to some form of labor organization attempt.

Available Information

All periodic and current reports, registration statements, code of conduct and other material that the Company is required to file with the Securities and Exchange Commission (“SEC”), including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934 (“the 1934 Act Reports”), are available through the Company’s investor relations page at www.nobellearningcommunities.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Changing economic conditions, including unemployment rates, as demand for the Company’s products and services are a lagging indicator of the economy

The Company’s revenue and net income are subject to general economic conditions. The Company’s revenues depend, in part, on the number of dual-income families and working single parents who require child development, child care or educational services. A deterioration of general economic conditions, including a soft housing market and rising unemployment may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of these services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in wages, health insurance and other operating costs or continue tuition increases at historical rates experienced in the industry. Finally, there can be no assurance that demographic trends, including the number of dual-income families in the work force, will continue to lead to increased market share.

Changing social and economic conditions and their impact on public school systems

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

The Company’s ability to hire and retain qualified Executive Directors, Principals, Teachers and Teachers’ Aides

The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets. Difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to obtain additional enrollments, and retain existing enrollment at its preschools and elementary schools. In addition, while the Company’s wage ranges are generally materially above minimum wage, any future changes to federal and state changes to the minimum wage laws may reduce the qualified applicant pool or increase our wage costs.

Recently the child care and preschool industries in general saw an increase in organized labor contacts with child care workers and preschool teachers, especially in states such as Washington and California. While there have been no specific attempts to organize our teachers or other employees, there is no assurance that in future years we or the industry will not be subject to some form of labor organization attempt.

The Company’s ability to retain key individuals in acquired schools and/or successfully identify, acquire, grow and integrate acquired schools’ operations

Acquisitions are an ongoing part of the Company’s growth strategy. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional need for capital investment, undisclosed liabilities not covered by insurance or indemnification provisions in the acquisition agreement, diversion of management’s attention in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and integrating acquisitions in the future or the ability to identify satisfactory acquisition targets and successfully complete any acquisition.

The Company’s inability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools

Because of the nature of its business, the Company is and expects that in the future it will be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the children it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. There can be no assurance that additional lawsuits will not be filed, that the Company’s insurance will be adequate to cover liabilities resulting from any claim or that any such claim or that the publicity resulting from it will not have a material adverse effect on the Company’s business, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company’s services.

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

Increased employer costs of employee healthcare benefits and further employer subsidies

Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in government and private sector initiatives proposing healthcare reforms. On March 10, 2010, The Health Care and Education Reconciliation Act of 2010 was signed into law. Various healthcare reform proposals have also emerged at the state level. We cannot predict what, if any, further healthcare initiatives will be implemented at the federal or state level, or the effect this or any future legislation or regulation will have on us. However, we may be required in the future to provide healthcare benefits to a greater percentage of our employees and to subsidize a greater percentage of the costs of healthcare benefits of our employees. The resulting increased costs could adversely affect our financial condition and results of operations.

Control of a majority of the outstanding common stock of the Company by a small number of stockholders

A limited number of our stockholders can exert significant influence over us. As of September 16, 2010, four stockholders and their affiliates controlled approximately 70% of the Company’s outstanding Common Stock. This share ownership would permit these and other stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

The effect of anti-takeover provisions in the Company’s Certificate of Incorporation, bylaws and Delaware law and Shareholders’ Rights Plan

The Company’s certificate of incorporation and bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company’s Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders’ meetings. In addition, the Company is subject to Section 203 of the Delaware General Corporation Law (“DGCL”) which limits transactions between a publicly held company and “interested stockholders” (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company’s outstanding capital stock). This provision of the DGCL may have the effect of deterring certain potential acquisitions of Nobel Learning Communities. The Company’s certificate of incorporation provides for 8,936,170 authorized but unissued shares of preferred stock. The rights, preferences, qualifications, limitations and restrictions of these unissued authorized shares preferred stock may be fixed by the Company’s Board of Directors without any further action by stockholders.

On July 20, 2008, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Board has adopted a limited duration Plan that expires in four years, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and is consistent with interests of the Company’s shareholders and other constituencies.

The Company’s ability to find affordable real estate and renew existing locations on terms acceptable to the Company

We may be unable to identify and successfully negotiate or renew existing leases at attractive rents; which may impact the Company’s profitability. In addition, if the Company cannot renew school leases for an appropriate term length, it may impact enrollment should parents become concerned with the length of time a school will remain open in a particular location.

The Company’s ability to obtain the capital required to implement fully its business and strategic plan

Our ability to execute our business and strategic plan is dependent upon the availability of adequate financing sources on acceptable terms. Our efforts to execute our business plan and open or acquire new schools are subject to our ability to finance such growth. Based on current economic events and the related restraint in the capital markets, financing resources may be inadequate to support new school openings or acquisitions, and we may be required to seek additional capital to support such expansion efforts. Such additional capital may take the form of the issuance of debt or equity securities, among other forms. Beyond our existing revolving senior credit facility, we presently have no commitments to provide the Company with any additional capital should we determine that additional capital is required. In the event that management determines that additional capital is required to support the Company’s business and strategic plan, there is no assurance that we will be able to secure such financing on acceptable terms under the current condition of the capital markets. If we are unable to secure needed additional capital, our growth efforts would be curtailed.

Competitive conditions in the preschool and elementary school education and services industry, such as the growth of competitors as possible alternatives to the public school system, including virtual charter schools, charter schools and magnet schools

We compete for individual enrollment in a highly fragmented market. For enrollment, the Company competes with residential based child care (operated out of the caregiver’s home) and center-based child care which may include work-site child care centers, full and part-time child care centers and preschools, private and public elementary schools, and church-affiliated, government subsidized and other not-for-profit providers and schools. In addition, substitutes for organized preschool, child care, and educational services, such as relatives and others caring for a child or home schooling, can represent lower cost alternatives to the Company’s services. Management believes our ability to compete successfully depends on a number of factors, including qualifications of Principals and teachers, quality of care, quality of curriculum, site convenience and cost. We are often at a price disadvantage with respect to these alternative providers, who operate with little or no rental expense, little or no curriculum expense, and generally may not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Competitors in the private pay education service segment also may offer similar or competing services at a lower price than the Company and some may have access to greater financial resources than the Company. The Company also competes with many not-for-profit providers of child care and preschools, some of which receive government subsidies, as well as elementary schools, some of which are able to offer lower pricing than the Company. In addition, the Company is currently studying the impact, if any, of the rapid expansion of virtual, or on-line, schools on demand for the Company’s elementary and middle school products. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Government regulations affecting school operations

Our schools or other school and child-care based centers and programs are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, educational qualifications of teachers and staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of any location to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the location’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its location into compliance. Many government agencies may publish or publicly report major and/or minor regulatory violations and the Company may suffer adverse publicity, which could result in a loss of enrollment in a school or market. We believe that our operations are in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine a particular school to be in violation of applicable regulations and take action against that school and possibly other schools in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have a material adverse effect on our operations. States in which we operate routinely review the adequacy of regulatory and licensing requirements and implement changes, which may significantly increase our costs to operate in those states.

We have several special purpose high schools that provide our graduates with state-approved high school diplomas. There have been instances in the past when the local school district has determined our education materials or curriculum did not meet requirements for credit in their district thereby limiting our ability to successfully attract students. There is a risk that such determinations may be made in the future with respect to the same or different schools, and that as a result, our enrollment and financial performance in such schools will suffer.

We may not be able to adequately protect our intellectual property, which could adversely affect our business

We rely on a combination of trademarks, copyrights, service marks, trade secrets, and similar intellectual property rights to protect our brands and other intellectual property. Our ability to successfully execute our business strategy depends, in part, on our ability to use our existing intellectual property to enhance brand awareness in current and future markets. There can be no assurance that the actions we have taken to establish and protect our intellectual property will be adequate to prevent infringement, dilution, or other violation of our trademarks by others or to prevent others from claiming that our services infringe, dilute or otherwise violate third party trademarks or other proprietary rights. In some cases, litigation, which can result in substantial costs and diversion of our resources, may be necessary to protect our trademarks and other intellectual property rights or to defend against claims by third parties alleging that we infringe, dilute, misappropriate or otherwise violate third party trademark or other intellectual property rights.

The laws of foreign countries may not protect our intellectual property to the same extent as the laws of the United States. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brands could be harmed which could adversely affect our business and operating results.

If additional jurisdictions pass “living wage” laws, our operations in those jurisdictions could be negatively impacted

“Living wage” laws set minimum wage rates above the federal minimum wage, adjusted to local cost of living conditions. Currently such laws exist or have recently passed at the state, county or local level in New York, California, Oregon, Washington and North Carolina. In many cases, the laws only cover certain job classifications (e.g., home health care workers in New York City) and are only applicable to companies doing business with or receiving benefits from state or local governments and agencies. Recently, there has been an effort in a number of jurisdictions to extend these benefits to child care workers, primarily in New York and California. Living wage laws, if enacted in jurisdictions where we do business, could increase our costs of operations and have a material, negative impact on our business and financial condition in those areas.

Breaches in data security could adversely affect the Company’s financial condition and operating results

For various operational needs, we receive certain personal information from enrolled and potential students, families and employees, such as names, addresses, credit and debit card numbers, and other information of a sensitive nature. While we have policies and practices that protect our data, a compromise of our systems, whether caused by a third party or by employee error or malfeasance, that results in personal information being obtained by unauthorized persons could adversely affect our reputation and brand, as well as our operations and financial condition, and could result in litigation against us or the imposition of fines and penalties. In addition, any security breach or inadvertent disclosure of personal or confidential information could require us to expend significant additional resources related to the security of information systems, could result in a disruption of our operations, and cause significant harm to our reputation and brand, all of which could reduce demand for our services.

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

The Company’s ability to maintain compliance with operational covenants as defined among the Company and its lenders

The Company is required to meet or exceed certain financial covenants as defined by the 2008 Amended Credit Agreement. As the Company’s revenue and net income are subject to general economic conditions as described above, there may be risks in meeting or exceeding these covenants. The potential risks of not meeting these covenants could include the inability to borrow under the 2008 Amended Credit Agreement, the requirement to repay outstanding borrowings under the 2008 Credit Agreement, a charge from the lenders to amend the 2008 Amended Credit Agreement or to waive the non-compliance, and increased interest costs, certain of which would have a material adverse effect on the Company.

The impact of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law. The Financial Reform Act includes regulations intended to enhance SEC enforcement authority and provides for additional corporate governance requirements. New regulations associated with the Financial Reform Act may have impacts upon legal entity structures and business lines, corporate governance and organization, operations and IT systems, risk management and internal control frameworks, tax planning, regulatory and public disclosures and legal and compliance demands. We cannot predict what, if any, further initiatives may be required in future periods that impact the scope of this Financial Reform Act. The Company’s efforts to maintain compliance within the scope of the requirements provided by the Financial Reform Act may impact the Company’s business and financial condition.

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

A regional or global health pandemic could severely disrupt our business. A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its severity and duration, the Company’s business could be severely affected. Enrollment in our schools could experience sharp declines as parents might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of disease causing business disruptions and the temporary closure of our schools. A health pandemic could impair our ability to hire and retain an adequate level of staff. The impact of a health pandemic on the Company might be disproportionately greater than on other companies that depend less on the interaction of people for the sale of their products and services.

Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or lease school properties. Some types of losses, such as those from earthquakes, hurricanes, terrorism and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the school. In that event, we might nevertheless remain obligated for any lease obligations, mortgage debt or other financial obligations related to the property. In addition, the degree of preparedness, contingency planning or recovery capability in relation to a major incident or crisis may hinder operational continuity and consequently impact the value and reputation of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

At September 15, 2010, we operated 184 schools on 5 owned and 179 leased properties in 15 states and the District of Columbia. Our schools are geographically distributed as follows:

Location	Number of Schools
Arizona	1
California	38
District of Columbia	1
Florida	8
Illinois	20
Maryland	1
Nevada	9
New Jersey	10
North Carolina	17
Oregon	3
Ohio	9
Pennsylvania	23
South Carolina	2
Texas	17
Virginia	19
Washington	6

Total	184

In addition to the school locations listed above, Laurel Springs School, our online K-12 School, leases one property in California and one property in Oregon. We lease 22,500 square feet of space for our corporate offices in West Chester, Pennsylvania. This space is adequate for our current needs.

The land and buildings that we own are subject to security interests on the real property. Our leased properties are leased under long-term leases which are typically triple-net leases requiring us to pay all applicable real estate taxes, utility expenses, insurance and operating costs. These leases usually contain inflation indexed rent escalators.

ITEM 3.	LEGAL PROCEEDINGS.

The DOJ filed a lawsuit on April 29, 2009 in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that the Company violated Title III of the ADA by excluding children with disabilities from its schools and programs. The complaint seeks an unspecified amount in compensatory damages and civil penalties, as well as declaratory and injunctive relief.

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

ITEM 4.	REMOVED AND RESERVED.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol NLCI.

The table below sets forth the quarterly high and low closing sales prices for our common stock as reported by Nasdaq for each quarter during the period from June 28, 2008 through July 3, 2010.

	High	Low
Fiscal 2009 (June 29, 2008 to June 27, 2009)
First Quarter	$16.00	$12.17
Second Quarter	15.76	12.55
Third Quarter	13.86	11.37
Fourth Quarter	12.50	10.73

Fiscal 2010 (June 28, 2009 to July 3, 2010)
First Quarter	$12.11	$9.51
Second Quarter	9.66	7.41
Third Quarter	8.56	5.75
Fourth Quarter	8.10	5.90

Holders

At September 9, 2010, there were approximately 250 holders of record of shares of our common stock.

Dividend Policy

We have never paid a dividend on our common stock and do not expect to do so in the foreseeable future. Although the payment of dividends is at the discretion of the Board of Directors, we intend to retain our earnings in order to finance our ongoing operations and to develop and expand our business. Our credit facility with our senior lender prohibits us from paying dividends on our common stock or making other cash distributions on our common stock without the lender’s consent.

STOCK PERFORMANCE

The peer group includes other public entities that provide education services; the group includes K12 Inc., Leapfrog Enterprises, Inc., Plato Learning Inc., Princeton Review, Inc., Renaissance Learning Inc. and Voyager Learning, Inc.

The following line graph compares the cumulative total stockholder return on the Common Stock with the total return of the Nasdaq (U.S. Companies) and the industry peer group described above for the period July 2, 2005 through July 3, 2010 as calculated by Morningstar, Inc. The graph assumes that the value of the investment in the common stock and each index was $100 at July 2, 2005 and that all dividends paid by the companies included in the indexes were reinvested.

ASSUMES $100 INVESTED ON JULY 2, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING JULY 3, 2010

Total Return Index for:	July 2, 2005	July 1, 2006	June 30, 2007	June 28, 2008	June 27, 2009	July 3, 2010
Nobel Learning Communities, Inc.	$100.00	$115.45	$165.68	$158.18	$129.43	$74.20
NASDAQ Market Index (U.S. Companies)	$100.00	$108.25	$131.82	$118.11	$94.71	$108.76
Peer Group Index	$100.00	$64.61	$59.60	$49.46	$37.06	$43.45

ITEM 6.	SELECTED FINANCIAL DATA.

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

	For the Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006
Operating Data:
Revenue	$232,035	$220,103	$204,201	$180,823	$159,898
Cost of services	203,139	191,119	173,550	153,459	136,893

Gross profit	28,896	28,984	30,651	27,364	23,005
General and administrative expenses (a)	22,938	18,726	18,516	16,993	13,523

Operating income	5,958	10,258	12,135	10,371	9,482
Interest expense (b)	1,571	981	475	1,385	1,469
Other income, net (c)	(30)	(78)	(326)	(3,871)	(350)

Income from continuing operations before income taxes	4,417	9,355	11,986	12,857	8,363
Income tax expense	1,711	3,622	4,621	5,021	3,269

Income from continuing operations	2,706	5,733	7,365	7,836	5,094
Income (loss) from discontinued operations, net of income tax (d)	(834)	(1,169)	313	(471)	(615)

Net income	1,872	4,564	7,678	7,365	4,479
Preferred stock dividends	—	—	—	325	487

Net income available to common stockholders	$1,872	$4,564	$7,678	$7,040	$3,992

Basic income per share:
Income from continuing operations	$0.26	$0.55	$0.71	$0.85	$0.62
Discontinued operations	(0.08)	(0.11)	0.03	(0.06)	(0.08)

Income per share (may not sum due to rounding)	$0.18	$0.44	$0.74	$0.79	$0.54

Diluted income per share:
Income from continuing operations	$0.25	$0.54	$0.69	$0.75	$0.51
Discontinued operations	(0.08)	(0.11)	0.03	(0.05)	(0.06)

Net income per share (may not sum due to rounding)	$0.18	$0.43	$0.72	$0.70	$0.44

Weighted average common shares outstanding (in thousands):
Basic	10,532	10,456	10,382	8,957	7,473
Diluted	10,619	10,701	10,630	10,580	10,080
Number of weeks included in fiscal year	53	52	52	52	52
Balance Sheet Data:
Cash and cash equivalents	$1,606	$786	$1,064	$3,814	$9,837
Goodwill and intangible assets, net	91,337	78,198	72,303	51,681	39,902
Total assets	134,396	119,575	113,148	88,244	86,419
Deferred revenue	15,756	14,526	15,003	12,835	11,885
Short term debt and current portion of long term debt	—	—	—	—	2,180
Long term debt	21,500	13,525	12,500	—	11,000
Stockholders’ equity	71,980	68,886	62,914	54,218	46,280

(a)	During Fiscal 2007, general and administrative expense included a charge of $341,000 for accelerated depreciation as a result of a change in the accounting estimate regarding the remaining life of the Company’s existing payroll system.
(b)	During Fiscal 2007, the Company recorded a charge of $562,000 to write off unamortized loan origination fees as the Company’s prior senior term loan credit agreement was extinguished and replaced with a new $50,000,000 revolving credit facility.
(c)	During Fiscal 2007, the Company received a payment on an outstanding receivable from a single entity in the amount of $3,510,000. This payment settled all outstanding receivables from this entity. Upon receipt of this payment, the entity was released from all obligations to the Company. Payment of this receivable resulted in the recognition of $3,300,000 of other income in continuing operations. Also, during Fiscal 2007, the Company received payments for a second outstanding receivable from a separate single entity in the amount of $1,028,000. The payments to the Company released this entity from its obligations to the Company and transferred ownership of leasehold improvements and other assets. This resulted in the recognition of $310,000 of other income in continuing operations.
(d)	Discontinued operations contain the following (dollars in thousands):

	For the Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006
Revenues	$—	$1,761	$2,057	$6,149	$8,431
Cost of services	(176)	(2,242)	(1,730)	(5,141)	(9,232)
Rent and other	(720)	(1,112)	(611)	(1,665)	(436)
Closed school lease reserves	(454)	(340)	(245)	(2,027)	228
Gain from sale of schools	—	—	—	1,900	—
Gain from settlement of sublease	—	—	1,028	—	—

Income (loss) from discontinued operations before income tax benefit	(1,350)	(1,933)	499	(784)	(1,009)
Income tax (expense) benefit	516	764	(186)	313	394

Income (loss) from discontinued operations	$(834)	$(1,169)	$313	$(471)	$(615)

Fiscal 2009 discontinued operations include, among other items, the results of a school which was closed during the fourth quarter of Fiscal 2009. As of June 27, 2009, based upon the provisions of the lease to this property, the Company had notified the landlord of the property of issues regarding the physical condition of the property and terminated rent payments to the landlord. At that time, the resolution of the lease was not known and the Company had not deemed future payment of its lease obligations to the landlord as probable and subsequently did not accrue for such future payments. During the second quarter of Fiscal 2010, the Company resolved this issue with the landlord and paid the landlord $350,000 to terminate this lease and release the Company from any future obligations associated with the property.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Risk factors that could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flow are outlined in Item 1A. Risk Factors of this Form 10-K.

Readers are cautioned that risks outlined in Item 1A. Risk Factors of this Form 10-K may not be exhaustive. The Company operates in a continually changing business and regulatory environment and new risks and requirements emerge from time to time. Readers should not rely upon forward-looking statements except as statements of management’s present intentions and expectations that may or may not occur. Readers should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. The Company assumes no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Introduction

The following discussion should be read in conjunction with “Item 6. Selected Historical Consolidated Financial and Other Data”, the consolidated financial statements and the related notes presented in “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Fiscal Year End

Our fiscal year is either 52 or 53 weeks ending on the Saturday closest to June 30. The fiscal year ended July 3, 2010 (“Fiscal 2010”) includes 53 weeks. The fiscal years ended June 27, 2009 (“Fiscal 2009”) and June 28, 2008 (“Fiscal 2008”) each included 52 weeks.

Reclassifications

Certain Fiscal 2008 amounts have been reclassified in regard to the classification of operating and discontinued operations to conform to the current period’s presentation. All significant intercompany balances and transactions have been eliminated.

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

During the first quarter of Fiscal 2010, we acquired Laurel Springs School, an online distance learning provider of K-12 education programs. The Laurel Springs School acquisition is intended to broaden the Company’s educational platform by addressing the K-12 distance learning market, including international opportunities.

During the current economic cycle, the Company has strategically reduced the number of new school openings to coincide with lower demand and the slowdown in housing starts.

The number of students enrolled in our schools and our tuition rates are two factors, among several, that impact the Company’s revenue and gross profits. Unemployment rates have and, we believe, will continue to impact enrollments. If unemployment rates improve within the key age groups that represent the majority of our families, the Company believes this will result in increases in future enrollments, revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors.

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, we seek to measure revenue and profit growth in the following categories: (i) Comparable Schools, (ii) Core Schools, (iii) New Schools and (iv) Acquired Schools or businesses. Management seeks to balance growth in these categories in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through several different metrics to help management better understand where growth is derived and manage the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

i.	Comparable Schools—consists of an identical set of schools open for each of the entire periods being reported, sometimes referred to as “same schools.” By definition, Comparable Schools are always the same number of identical schools in each comparable period. Comparing results of the performance of these schools provides an “apples-to-apples” comparison of results between periods. Results are measured by revenue, operating expense and gross profit performance for this identical group of schools for the current period versus the prior period. Management seeks to grow revenue and increase gross margin in this category through annual tuition rate increases, enrollment growth and expense management.

ii.	Core Schools—consists of schools reported as Comparable Schools for each specific period presented. By definition, the population of Core Schools is schools open and comparable versus the prior period at a fixed point in time. We measure Core Schools’ performance as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts to grow the Core School base. When presenting Core School results there may be schools included within Core School results that were subsequently classified as discontinued operations. In each case, the results of activities from these schools are presented as discontinued operations in this Form 10-K for all periods presented herein.

iii.	New Schools—consists of newly developed schools. By definition, the population of schools in each period should be different for each period as the Company continues to add schools.

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

Acquired Schools are an integral part of the Company’s business development strategy. Management seeks to acquire schools that expand or complement existing markets as well as schools that provide platforms for additional growth in new markets within our demographic parameters. Management seeks to add schools at a rate and in a manner that promotes the appropriate growth and profitability balance described above. While the Company has typically acquired schools that are already profitable, in some cases the Company acquires schools that are just beginning their ramp up periods, and as such may not yet be profitable. Acquired Schools’ revenue is expressed as a percentage of total operating revenue for each comparative period. This information is included in the revenue section below. We measure Acquired Schools’ gross profit, gross margin and expense items as a percentage of revenue to develop period-over-period trends to understand the contribution provided by our efforts from this activity when compared to the prior period.

Results for Comparable Schools for Fiscal 2010 as compared to Fiscal 2009 and Fiscal 2009 as compared to Fiscal 2008, respectively, are included in Revenue, Personnel Costs, School Operating Costs and Rent and Other section of the Results of Operations section below and results for Core Schools, Acquired Schools and New Schools are summarized in tables presented in the Gross Profit section of the Results of Operations section below.

Results of Operations—Fiscal 2010 compared to Fiscal 2009

At July 3, 2010 the Company operated 184 schools. During Fiscal 2010, the Company opened four new preschools, acquired one elementary school and closed one preschool. The Laurel Springs School which was acquired during the first quarter of Fiscal 2010 delivers its curriculum on-line and a physical school location does not exist for its students, it is therefore not included in the school counts below. During Fiscal 2009, the Company opened four new preschools, acquired three elementary schools and six preschools.

School counts for Fiscal 2010 and Fiscal 2009 are as follows:

	Fiscal
	2010	2009
Number of schools at the beginning of period	180	173
Acquisitions	1	9
Openings	4	4
Closings	(1)	(6)

Number of schools at the end of the period	184	180

As a result of certain school closures during Fiscal 2010 the Company has conformed amounts reported for Fiscal 2009 to the period ended July 3, 2010. Operating results include one preschool closed during the second quarter of Fiscal 2010.

The table below identifies schools and the periods they were acquired, opened or closed during Fiscal 2010 and Fiscal 2009 (the acquisition of the Laurel Springs School is not included in these counts).

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Acquired	1	—	—	—	1
Opened	3	—	1	—	4
Closed	—	(1)	—	—	(1)

	4	(1)	1	—	4

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Acquired	3	—	1	5	9
Opened	2	—	2	—	4
Closed	—	—	(1)	(5)	(6)

	5	—	2	—	7

The following table sets forth certain statement of operations data as a percentage of revenue for Fiscal 2010 and Fiscal 2009 (dollars in thousands):

	Fiscal 2010	Percent of Revenues	Fiscal 2009	Percent of Revenues	Increase (decrease)
					Dollar	Percent
Revenues	$232,035	100.0%	$220,103	100.0%	$11,932	5.4%

Personnel costs	111,716	48.1	105,562	48.0	6,154	5.8
School operating costs	32,223	13.9	29,405	13.4	2,818	9.6
Rent and other	59,200	25.5	56,152	25.5	3,048	5.4

Cost of services	203,139	87.5	191,119	86.8	12,020	6.3

Gross profit	28,896	12.5	28,984	13.2	(88)	(0.3)
General and administrative expenses	22,938	9.9	18,726	8.5	4,212	22.5

Operating income	$5,958	2.6%	$10,258	4.7%	$(4,300)	(41.9)%

As a result of certain school closures subsequent to the end of Fiscal 2009, the Company has conformed amounts reported for Fiscal 2009 to the period ended July 3, 2010. Operating results include one preschool closed during the second quarter of Fiscal 2010.

The table below shows the number of schools included in each of the four growth categories. Each category is discussed below for Fiscal 2010 and Fiscal 2009, respectively:

	Fiscal
School Category	2010	2009
Comparable	166	166

Core	166	144
Acquired	10	27
New	8	9

Total	184	180

Comparable School revenues and personnel costs presented in the following analysis reflect 52 weeks of activity for both Fiscal 2010 and Fiscal 2009. All other comparisons reflect the full 53 weeks of activity for Fiscal 2010 compared to 52 weeks for Fiscal 2009.

Revenue

Revenue for Fiscal 2010 increased $11,932,000, or 5.4%, to $232,035,000 from $220,103,000 for Fiscal 2009. The revenue increase was comprised of the following (dollars in thousands):

	Fiscal		Increase (decrease)
	2010	2009	Dollar	Percent
Total Company revenue	$232,035	$220,103	$11,932	5.4%

Comparable Schools	$201,802	$210,908	$(9,106)	(4.3)%

Schools acquired, opened or closed after June 28, 2008:
Acquired	14,949	4,987	9,962	199.8
New	5,502	1,146	4,356	380.1
Closed	176	2,879	(2,703)	(93.9)
Laurel Springs School	6,756	—	6,756	n.m.
53rd week, Comparable Schools	2,667	—	2,667	n.m.
Other	183	183	—	—

	$232,035	$220,103	$11,932	5.4%

Total Company revenue growth for Fiscal 2010 as compared to Fiscal 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, an on-line and distance learning school for grades K-12, which was partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008.

On a fifty-two week basis, Comparable School revenue decreases for Fiscal 2010 as compared to Fiscal 2009 were primarily driven by an overall decrease in enrollments. As a percentage, Comparable School revenue growth fell below that of tuition rate increases, due in large part to the current economic downturn and increased unemployment rates which we believe have contributed to an overall reduction in enrollment in many of the geographic areas in which the Company operates. The decrease in Comparable School revenues was partially offset by a tuition rate increase that the Company had implemented during January 2009 of approximately 1.4% and an additional increase of 2.5% to 2.8% during July 2009.

Revenue Trends

The revenue results of each of the four school categories for Fiscal 2010 (schools acquired, opened or closed subsequent to June 28, 2008) and Fiscal 2009 (schools acquired, opened or closed subsequent to June 30, 2007) are as follows:

	Fiscal 2010	Number of Schools	Percent of Revenue excluding Laurel Springs & Other	Fiscal 2009	Number of Schools	Percent of Revenue excluding Laurel Springs & Other
Core Schools	$204,469	166	88.1%	$185,103	144	84.1%
Acquired Schools	14,949	10	6.4	26,894	27	12.2
New Schools	5,502	8	2.4	5,959	9	2.7
Closed schools	176	4	0.1	1,963	5	0.9
Laurel Springs School	6,756	n.a.	2.9	—	n.a.	—
Other	183	n.a.	0.1	184	n.a.	0.1

	$232,035		100%	$220,103		100%

Acquired Schools’ revenue decreased as a percentage of total revenue to 6.4% for Fiscal 2010, as compared to 12.2% for Fiscal 2009. Acquired Schools for Fiscal 2010 included ten schools. Acquired Schools for Fiscal 2009 included twenty-seven schools, nine of which have included significant before-and-after school programs that are not counted as separate schools. These nine schools were not included in Acquired Schools for Fiscal 2010.

New Schools’ revenue decreased as a percentage of total revenue to 2.4% for Fiscal 2010, as compared to 2.7% for Fiscal 2009. This was reflective of the typical adjustment period common to New Schools. New Schools included in Fiscal 2010 have been operating an average of 447 days with four of the eight New Schools included in this period’s results operating for more than 400 days. New Schools included in Fiscal 2009 were operating an average of 437 days with four of the nine New Schools included in this period’s results operating for more than 400 days.

Closed schools decreased as a percentage of total revenue to 0.1% for the Fiscal 2010, as compared to 0.9% for Fiscal 2009. This decrease was the result of four schools which were closed for substantially the entire periods reported during Fiscal 2010 but which operated during all of Fiscal 2009.

Enrollment trends

The Company estimates Comparable School enrollment trends based on the relationship of tuition increases to Comparable School revenue performance. As an example, a 4% decrease in Comparable School revenue combined with a 3% tuition increase would imply a 7% Comparable School enrollment decline. Tuition rate and implied enrollment decreases for each thirteen week period during Fiscal 2010 as compared to the same thirteen week periods during Fiscal 2009 were as follows:

	Comparable School increase (decrease)
Thirteen Weeks Ended	Revenue	Tuition Rate	Enrollment
September 26, 2009 compared to September 27, 2008	(5.8)%	4.5%	(10.3)%
December 26, 2009 compared to December 27, 2008	(4.8)%	4.5%	(9.3)%
March 27, 2010 compared to March 28, 2009	(3.9)%	3.0%	(6.9)%
June 26, 2010 compared to June 27, 2009 (1)	(1.8)%	3.0%	(4.8)%

(1)	The fourth quarter of Fiscal 2010 included fourteen weeks whereas the fourth quarter of Fiscal 2009 included thirteen weeks. The above accounts for revenues during the first thirteen weeks of the fourth quarter of Fiscal 2010.

Personnel costs

Personnel costs primarily include teacher salaries, wages, payroll taxes, employee benefits and vacation costs. This category of costs is partially variable and primarily affected by wage rate changes, incentive compensation, health care benefit and participant rate increases, staffing ratio requirements and changes in enrollment. The category tends to be variable on a step function basis when staffing ratios indicate additional teachers are required without full enrollment in a class. In the case of New Schools, personnel costs tend to be higher as a percentage of revenue as a base level of personnel and associated costs are established in the early years of a school’s life. However, we expect to leverage these front-end investments as enrollments increase. Preschool staffing ratios are mandated by state requirements which can result in very low student to teacher ratios when class sizes are not optimal, especially in periods of declining enrollment.

Personnel costs for Fiscal 2010 increased $6,154,000, or 5.8%, to $111,716,000 as compared to $105,562,000 for Fiscal 2009. The increase in personnel costs was comprised of the following (dollars in thousands):

	Fiscal		Increase (decrease)
	2010	2009	Dollar	Percent
Total Company personnel costs	$111,716	$105,562	$6,154	5.8%

Comparable Schools	$97,308	$100,130	$(2,822)	(2.8)%

Schools acquired, opened or closed after June 28, 2008:
Acquired	8,013	2,380	5,633	236.7
New	3,084	832	2,252	270.7
Closed	155	2,220	(2,065)	(93.0)
53rd week, Comparable Schools	1,604	—	1,604	n.m.
Laurel Springs School	1,552	—	1,552	n.m.

	$111,716	$105,562	$6,154	5.8%

The Company’s overall increase in personnel costs for Fiscal 2010 as compared to Fiscal 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, which was partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008. Personnel costs in the Company’s Comparable Schools declined by 2.8%.

Personnel costs slightly increased to 48.1% of revenue for Fiscal 2010 as compared to 48.0% for Fiscal 2009. This was comprised of the following:

	Personnel costs as a percentage of revenue
	Fiscal
	2010	2009
Total Company	48.1%	48.0%

Comparable Schools	48.2%	47.5%
Core Schools	48.4%	47.2%

Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009
Acquired Schools	53.6%	49.2%
New Schools	56.1%	55.7%
Laurel Springs School	23.0%	—

Increases in personnel costs as a percentage of revenue at Comparable Schools and Core Schools for Fiscal 2010 are reflective of declining enrollments. Wages were generally frozen during the second quarter of Fiscal 2009 and there were no Company-wide wage rate increases during Fiscal 2010. However, the Company has increased wages in connection with promotions, for competitive reasons and with respect to new hires whose salaries may be higher than those of the employees they have replaced. In addition, preschool staffing ratios are mandated by state regulations and as such, some classes and schools are not able to reduce wage costs in line with lower enrollments and lower revenue.

Acquired Schools’ personnel costs increased as a percentage of total revenue for Fiscal 2010 as compared to Fiscal 2009. Acquired Schools for Fiscal 2010 included four elementary schools which were owned during almost the entire school year, whereas Acquired Schools for Fiscal 2009 included two elementary schools which were owned during almost the entire school year and two additional elementary schools that were acquired during the fourth quarter of Fiscal 2009. Additionally, Acquired Schools included for Fiscal 2009 included nine schools with significant before-and-after programs that are not counted as separate schools and required a lower ratio of staff to student as compared to other schools without separate before-and-after school programs; these schools were not included as Acquired Schools for Fiscal 2010.

New Schools’ personnel costs increased as a percentage of revenue to 56.1% for Fiscal 2010, as compared to 55.7% for Fiscal 2009. New Schools included in Fiscal 2010 have been operating an average of 447 days with four of the eight New Schools included in this period’s results operating for more than 400 days. New Schools included in Fiscal 2009 have been operating an average of 437 days with four of the nine New Schools included in this period’s results operating for more than 400 days.

School operating costs

School operating costs primarily include food, utilities, transportation, maintenance, janitorial, supplies, school level marketing spending and ancillary programs. This category is partially variable with increases driven by additional enrollment. In the case of New Schools, school operating costs tend to be higher as a percentage of revenue because a base level of costs are incurred in the early period of a school’s life and are expected to be leveraged as enrollments increase.

School operating costs for Fiscal 2010 increased $2,818,000, or 9.6%, to $32,223,000 as compared to $29,405,000 for Fiscal 2009. The increase in school operating costs was comprised of the following (dollars in thousands):

	Fiscal		Increase (decrease)
	2010	2009	Dollar	Percent
Total Company school operating costs	$32,223	$29,405	$2,818	9.6%

Comparable Schools	$28,331	$27,659	$672	2.4%

Schools acquired, opened or closed after June 28, 2008:
Acquired	1,907	661	1,246	188.5
New	976	285	691	242.5
Closed	223	788	(565)	(71.7)
Laurel Springs School	768	—	768	n.m.
Other	18	12	6	50.0

	$32,223	$29,405	$2,818	9.6%

The Company’s overall increase in school operating costs for Fiscal 2010 as compared to Fiscal 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, which was partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008.

School operating costs for comparable schools for Fiscal 2010 increased $672,000 as compared to Fiscal 2009. $586,000 of this increase was due to facility maintenance and repair costs attributable in large part to increased snow removal costs and facility repairs during Fiscal 2010.

School operating costs increased to 13.9% of revenue for Fiscal 2010 as compared to 13.4% for Fiscal 2009. This was comprised of the following:

	School operating costs as a percentage of revenue
	Fiscal
	2010	2009
Total Company	13.9%	13.4%

Comparable Schools	14.0%	13.1%
Core Schools	13.9%	13.1%

Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009
Acquired Schools	12.8%	13.2%
New Schools	17.7%	16.8%
Laurel Springs School	11.4%	—

Comparable Schools’ operating costs as a percentage of revenue increased to 14.0% from 11.7% for Fiscal 2010 as compared to Fiscal 2009. This increase was primarily driven by increased facility maintenance costs due in part to increased snow removal expense and other costs as noted above.

Acquired Schools’ school operating costs decreased as a percentage of total revenue for Fiscal 2010 as compared to Fiscal 2009. This decrease was consistent with an increased number of acquired elementary schools between periods, which generally leverage operating costs better than preschools. Acquired Schools for Fiscal 2010 included four elementary schools which were owned during almost the entire school year, whereas Acquired Schools for Fiscal 2009 included two elementary schools which were owned during almost the entire school year and two additional elementary schools that were acquired during the fourth quarter of Fiscal 2009.

New Schools’ operating costs increased as a percentage of total revenue to 17.7% for Fiscal 2010, as compared to 16.8% for Fiscal 2009. New Schools included in Fiscal 2010 have been operating an average of 447 days with four of the eight New Schools included in this period’s results operating for more than 400 days. New Schools included in Fiscal 2009 have been operating an average of 437 days with four of the nine New Schools included in this period’s results operating for more than 400 days.

Rent and other

Rent and other costs primarily include property rent and property taxes, the portion of claims retained by the Company for workers’ compensation and property insurance, depreciation and amortization, regional and school marketing, vehicle and equipment rent, and pre-opening costs. Much of this category of costs is relatively fixed in nature with increases related to contractual obligations, changes in marketing initiatives and the addition of new or acquired schools. In the case of New Schools, rent and other costs tend to be higher as a percentage of revenue because these costs are incurred in the early period of a school’s life and are expected to be leveraged as enrollments increase.

Rent and other costs for Fiscal 2010 increased $3,048,000, or 5.4%, to $59,200,000 as compared to $56,152,000 for Fiscal 2009. The increase in rent and other costs was comprised of the following (dollars in thousands):

	Fiscal		Increase (decrease)
	2010	2009	Dollar	Percent
Total Company rent and other costs	$59,200	$56,152	$3,048	5.4%

Comparable Schools	$50,994	$50,942	$52	0.1%
Schools acquired, opened or closed after June 28, 2008:
Acquired	3,733	1,477	2,256	152.7
New	3,271	1,412	1,859	131.7
Closed	932	2,321	(1,389)	(59.8)
Laurel Springs School	270	—	270	n.m.

	$59,200	$56,152	$3,048	5.4%

The Company’s overall increase in rent and other costs for Fiscal 2010 as compared to Fiscal 2009 was primarily driven by the acquisition of four elementary schools and six preschools, the opening of eight new preschools and the acquisition of the Laurel Springs School, partially offset by the closing of four preschools and one elementary school, all of which occurred subsequent to June 28, 2008.

The $52,000 increase in rent and other costs for comparable schools for Fiscal 2010 as compared to Fiscal 2009 was primarily the result of $848,000 of increased rent and property taxes due to contractual rent and property tax escalations offset by decreases of $614,000 of lower marketing costs and $182,000 of lower insurance premiums and lower workers’ compensation claims retained by the Company.

Rent and other costs were 25.5% of revenue for Fiscal 2010 and Fiscal 2009. This was comprised of the following:

	Rent and Other Costs as a Percentage of Revenue
	Fiscal
	2010	2009
Total Company	25.5%	25.5%

Comparable Schools	25.3%	24.2%
Core Schools	24.9%	23.6%
Schools acquired or opened subsequent to June 28, 2008 for Fiscal 2010 and June 30, 2007 for Fiscal 2009
Acquired Schools	25.0%	26.6%
New Schools	59.5%	54.3%
Laurel Springs School	4.0%	—

Increases in rent and other costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of overall contractual rent and property tax escalations at these schools in addition to overall enrollment declines due in large part to current economic activity including increased unemployment rates.

New Schools’ rent and other costs increased as a percentage of total revenue to 59.5% for Fiscal 2010, as compared to 54.3% for Fiscal 2009. New Schools included in Fiscal 2010 have been operating an average of 447 days with four of the eight New Schools included in this period’s results operating for more than 400 days. New Schools included in Fiscal 2009 have been operating an average of 437 days with four of the nine New Schools included in this period’s results operating for more than 400 days.

Gross profit

As a result of the factors described above, gross profit for Fiscal 2010 decreased $88,000, or 0.3%, to $28,896,000 as compared to $28,984,000 for Fiscal 2009. Gross profit was 12.5% of revenue for Fiscal 2010 and 13.2% of revenue for Fiscal 2009.

The change in gross profit for Fiscal 2010 as compared to Fiscal 2009 was as follows (dollars in thousands):

	Fiscal 2010	Percent of Revenues	Fiscal 2009	Percent of Revenues	Increase (decrease)
					Dollar	Percent
Revenues	$232,035	100.0%	$220,103	100.0%	$11,932	5.4%

Personnel costs	111,716	48.1	105,562	48.0	6,154	5.8
School operating costs	32,223	13.9	29,405	13.4	2,818	9.6
Rent and other	59,200	25.5	56,152	25.5	3,048	5.4

Cost of services	203,139	87.5	191,119	86.8	12,020	6.3

Gross profit	$28,896	12.5%	$28,984	13.2%	$(88)	(0.3)%

Gross profit for Comparable Schools on a fifty-two week basis for Fiscal 2010 as compared to Fiscal 2009 was as follows (dollars in thousands):

	Fiscal 2010	Percent of Revenues	Fiscal 2009	Percent of Revenues	Increase (decrease)
					Dollar	Percent
Revenues	$201,802	100.0%	$210,908	100.0%	$(9,106)	(4.3)%

Personnel costs	97,308	48.2	100,130	47.5	(2,822)	(2.8)
School operating costs	28,331	14.0	27,659	13.1	672	2.4
Rent and other	50,994	25.3	50,942	24.2	52	0.1

Cost of services	176,633	87.5	178,731	84.7	(2,098)	(1.2)

Gross profit	$25,169	12.5%	$32,177	15.3%	$(7,008)	(21.8)%

The table below shows comparative information as a percentage of revenue for Fiscal 2010 and Fiscal 2009 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

					Increase (Decease)
	Fiscal 2010	Percentage of Revenue	Fiscal 2009	Percentage of Revenue	Dollar	Percent
Core Schools
Number of schools	166		144
Revenue	$204,469	100.0%	$185,103	100.0%	$19,366	10.5%
Personnel Cost	98,912	48.4	87,382	47.2	11,530	13.2
School Operating Cost	28,331	13.9	24,228	13.1	4,103	16.9
Rent and Other	50,994	24.9	43,676	23.6	7,318	16.8

Gross Profit	$26,232	12.8%	$29,817	16.1%	$(3,585)	(12.0)%

Acquired Schools
Number of schools	10		27
Revenue	$14,949	100.0%	$26,894	100.0%	$(11,945)	(44.4)%
Personnel Costs	8,013	53.6	13,220	49.2	(5,207)	(39.4)
School Operating Costs	1,907	12.8	3,556	13.2	(1,649)	(46.4)
Rent and Other	3,733	25.0	7,150	26.6	(3,417)	(47.8)

Gross Profit	$1,296	8.7%	$2,968	11.0%	$(1,672)	(56.3)%

New Schools
Number of schools	8		9
Revenue	$5,502	100.0%	$5,959	100.0%	$(457)	(7.7)%
Personnel Costs	3,084	56.1	3,319	55.7	(235)	(7.1)
School Operating Costs	976	17.7	1,000	16.8	(24)	(2.4)
Rent and Other	3,271	59.5	3,237	54.3	34	1.1

Gross Loss	$(1,829)	(33.2)%	$(1,597)	(26.8)%	$(232)	14.5%

Closed Schools
Number of schools	4		5
Revenue	$176	100.0%	$1,963	100.0%	$(1,787)	(91.0)%
Personnel Costs	155	88.1	1,641	83.6	(1,486)	(90.6)
School Operating Costs	223	126.7	608	31.0	(385)	(63.3)
Rent and Other	932	529.5	2,089	106.4	(1,157)	(55.4)

Gross Profit	$(1,134)	(644.3)%	$(2,375)	(121.0)%	$1,241	(52.3)%

Laurel Springs School
Revenue	$6,756	100.0%	$—	—	$6,756	n.m.
Personnel Costs	1,552	23.0	—	—	1,552	n.m.
School Operating Costs	768	11.4	—	—	768	n.m.
Rent and Other	270	4.0	—	—	270	n.m.

Gross Profit	$4,166	61.7%	$—	—	$4,166	n.m.

Other
Revenue	$183	100.0%	$184	100.0%	$(1)	(0.5)%
Personnel Costs	—	—	—	—	—	n.m
School Operating Costs	18	9.8	13	7.1	5	n.m
Rent and Other	—	—	—	—	—	n.m

Gross Profit	$165	90.2%	$171	92.9%	$(6)	(3.5)%

Total
Revenue	$232,035	100.0%	$220,103	100.0%	$11,932	5.4%
Personnel Costs	111,716	48.1	105,562	48.0	6,154	5.8
School Operating Costs	32,223	13.9	29,405	13.4	2,818	9.6
Rent and Other	59,200	25.5	56,152	25.5	3,048	5.4

Gross Profit	$28,896	12.5%	$28,984	13.2%	$(88)	(0.3)%

Percentage of Revenue amounts may not sum to 100% due to rounding.

General and administrative expenses

General and administrative expenses increased $4,212,000, or 22.3%, to $22,938,000 for Fiscal 2010 from $18,726,000 for Fiscal 2009. This increase was primarily the result of $3,582,000 of expenses, excluding amortization expense, associated with the Laurel Springs School which was acquired during the first quarter of Fiscal 2010. General and administrative expenses for Fiscal 2010 as compared to Fiscal 2009 also included increased amortization expense from acquisitions of $925,000, legal fees of $961,000 during Fiscal 2010 as compared to $277,000 during Fiscal 2009 which were incurred in connection with the Company’s defense in regard to a lawsuit filed by the United States Department of Justice alleging the Company violated Title III of the Americans with Disabilities Act of 1990 and transaction costs related to acquisitions of $207,000. These increases were partially offset by overall decreases in other professional fees of $624,000, a decrease in corporate depreciation expense of $526,000, as a number of technology investments have been fully depreciated and other decreased costs including travel, recruiting and site acquisition costs.

Operating income

As a result of the factors mentioned above, the Company’s operating income decreased $4,300,000 to $5,958,000 for Fiscal 2010 from $10,258,000 of operating income for Fiscal 2009.

Interest expense

As a result of increased debt outstanding, interest expense increased $590,000 to $1,571,000 for Fiscal 2010 as compared to $981,000 for Fiscal 2009. During Fiscal 2010, the Company had average daily debt outstanding of $28,653,000 as compared to average daily debt outstanding of $14,700,000 during Fiscal 2009.

Other Income

Other income decreased $48,000 to $30,000 for Fiscal 2010 as compared to $78,000 for Fiscal 2009.

Income taxes

Income tax expense from continuing operations for Fiscal 2010 was $1,711,000 as compared to $3,622,000 for Fiscal 2009. The Company’s effective tax rate for Fiscal 2010 was 38.8% and the effective tax rate for Fiscal 2009 was 38.5%.

At July 3, 2010 the Company had a net deferred tax liability of $1,311,000. At June 27, 2009 the Company had net deferred tax assets totaling $301,000. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

Discontinued operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the consolidated statements of income for all periods presented, net of tax, and are as follows (dollars in thousands):

	Fiscal
	2010	2009
Revenues	$—	$1,761
Cost of services	(176)	(2,242)
Rent and other	(720)	(1,112)
Closed school lease reserves	(454)	(340)

Loss from discontinued operations before income tax benefit	(1,350)	(1,933)
Income tax benefit	516	764

Loss from discontinued operations	$(834)	$(1,169)

Net Income

As a result of the above factors, the Company’s net income was $1,872,000 for Fiscal 2010 as compared to $4,564,000 for Fiscal 2009.

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

As a result of certain school closures during Fiscal 2009 the Company has conformed amounts reported for Fiscal year 2008 to the period ended June 27, 2009. Operating results include one preschool closed during the third quarter of Fiscal 2009, two preschools and one elementary school closed during the fourth quarter of Fiscal 2009, and two preschools closed during the fourth quarter of Fiscal 2008. In addition, the Company closed two elementary schools during the fourth quarter of Fiscal 2009; these two schools are included in the Company’s income (loss) from discontinued operations.

The table below identifies schools and the periods they were acquired or opened for Fiscal 2009 and Fiscal 2008. During Fiscal 2009 the results of one elementary school that was acquired during Fiscal 2008 and subsequently closed during Fiscal 2009 are not included in the Company’s operating income, rather these results are included in the Company’s income (loss) from discontinued operations. Additionally, during Fiscal 2008 the results of one preschool acquired and closed in the same fiscal quarter are not included in the Company’s operating income; rather these results are included in the Company’s income (loss) from discontinued operations. Both schools are included in the count of Acquired Schools in the table below and in count of Acquired Schools and Closed Schools in the roll-forward above.

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

Revenue

Revenue for Fiscal 2009 increased $15,902,000 or 7.8% to $220,103,000 from $204,201,000 for Fiscal 2008. This increase was primarily driven by revenues from schools opened or acquired subsequent to the end of Fiscal 2007 of $20,658,000 partially offset by a $2,403,000 decrease in revenues from Comparable Schools from schools closed subsequent to the end of Fiscal 2007.

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

New Schools’ revenue decreased as a percentage of total revenue to 2.7% in Fiscal 2009 as compared to 3.4% in Fiscal 2008. New schools for Fiscal 2009 include nine schools as compared to eight schools for Fiscal 2008. One of the new schools included in the Fiscal 2008 period was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market for that school would be more fully developed by the time it opened. As a result, the school ramped up quickly due to the more mature market. Another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator and had an existing enrollment and revenue stream. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets in which management expects to continue to develop incremental enrollments.

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

Personnel costs as a percentage of revenue at New Schools increased thirty basis points because one of the New Schools which operated during Fiscal 2008 was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market for that school would be more fully developed by the time it opened. As a result, the school was able to ramp up quickly due to the more mature market resulting in a more optimal student to teacher ratio and another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with an existing student base and a more optimal student to teacher ratio than most new schools. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments.

Personnel costs as a percentage of revenue for Acquired Schools were negatively impacted by the results of a Camelback Desert School (CDS) that was acquired during the fourth quarter of Fiscal 2008. For Fiscal 2009, this one school had a 140 basis point impact to personnel costs as a percentage of revenue for Acquired Schools; the school had no impact on this percentage for Fiscal 2008 as it was opened late in the fourth quarter of that fiscal year.

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

Increases in school operating costs as a percentage of revenue at Comparable Schools for Fiscal 2009 as compared to Fiscal 2008 are reflective of overall flat costs at these schools coinciding with overall enrollment declines due in large part to economic conditions and high unemployment rates, which have contributed towards an overall reduction in enrollment in certain geographic areas in which the Company operates. Costs for facility repairs and maintenance as well as food costs increased approximately 50 basis points during Fiscal 2009 as compared to Fiscal 2008 due vendor price increases for these products and services. These increases were partially offset by decreased spending during Fiscal 2009 as compared to Fiscal 2008 in recruiting, marketing and other controllable expenses.

School operating costs as a percentage of revenue at New Schools increased 430 basis points because one of the New Schools which operated during Fiscal 2008 was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market for that school would be more fully developed by the time it opened. As a result, the school was able to ramp up quickly due to the more mature market, and another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator and already had an existing revenue stream. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments and are more typical of New Schools.

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

Increases in rent and other costs as a percentage of revenue at Comparable Schools for Fiscal 2009 as compared to Fiscal 2008 are reflective of overall flat costs at these schools coinciding with overall enrollment declines due in large part to economic conditions and high unemployment rates. Rents and property taxes increased $822,000 or approximately 270 basis points during Fiscal 2009 as compared to Fiscal 2008 which was consistent with contractual rent and property tax escalations from prior years. Depreciation expense increased $560,000 or 70 basis points as a percentage of revenue due to continued capital investments to maintain and improve school facilities and ongoing investments in curriculum and technology. These increases were partially offset by reduced spending in marketing and school vehicles and reductions in insurance premiums and workers compensation and property damage claims retained by the Company.

School operating costs as a percentage of revenue at New Schools increased 1,650 basis points because the one of New Schools which operated during Fiscal 2008 was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market would be more fully developed, hence the school was able to ramp up quickly due to a more mature market, and another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent cost. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments and are more typical of New Schools.

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

Gross profit

As a result of the items noted above, gross profit for Fiscal 2009 decreased $1,667,000 or 5.4% to $28,984,000 from $30,651,000 for Fiscal 2008. Gross profit was 13.2% of revenue for Fiscal 2009 and 15.0% of revenue for Fiscal 2008. The change in gross profit for Fiscal 2009 as compared to the same period in the prior year is as follows (dollars in thousands):

	Fiscal 2009	Percent of Revenues	Fiscal 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent
Revenues	$220,103	100.0%	$204,201	100.0%	$15,902	7.8%

Personnel costs	105,562	48.0	97,762	47.9	7,800	8.0
School operating costs	29,405	13.4	26,769	13.1	2,636	9.8
Rent and other	56,152	25.5	49,019	24.0	7,133	14.6

Cost of services	191,119	86.8	173,550	85.0	17,569	10.1

Gross profit	$28,984	13.2%	$30,651	15.0%	$(1,667)	(5.4)%

The table below shows the change in gross profit for Fiscal 2009 as compared to the same period in the prior year for Comparable Schools:

	Fiscal 2009	Percent of Revenues	Fiscal 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent
Revenues	$185,103	100.0%	$187,445	100.0%	$(2,342)	(1.2)%

Personnel costs	87,382	47.2	88,363	47.1	(981)	(1.1)
School operating costs	24,228	13.1	24,260	12.9	(32)	(0.1)
Rent and other	43,676	23.6	43,638	23.3	38	0.1

Cost of services	155,286	83.9	156,261	83.4	(975)	(0.6)

Gross profit	29,817	16.1%	31,184	16.6%	(1,367)	(4.4)%

The table below shows comparative information as a percent of revenue for Core Schools, New Schools and Acquired Schools:

	Fiscal 2009	Percent of Revenues	Fiscal 2008	Percent of Revenues	Increase (decrease)
					Dollar	Percent
Core Schools
Number of schools	144		135
Revenue	$185,103	100.0%	$172,356	100.0%	$12,747	7.4%
Personnel Cost	87,382	47.2	81,191	47.1	6,191	7.6
School Operating Cost	24,228	13.1	22,687	13.2	1,541	6.8
Rent and Other	43,676	23.6	39,506	22.9	4,170	10.6

Gross Profit	$29,817	16.1%	$28,972	16.8%	$845	2.9%

New Schools
Number of schools	9		8
Revenue	$5,959	100.0%	$7,035	100.0%	$(1,076)	(15.3)%
Personnel Costs	3,319	55.7	3,899	55.4	(580)	(14.9)
School Operating Costs	1,000	16.8	876	12.5	124	14.2
Rent and Other	3,237	54.3	2,658	37.8	579	21.8

Gross Loss	$(1,597)	(26.8)%	$(398)	(5.7)%	$(1,199)	301.3%

Acquired Schools
Number of schools	27		24
Revenue	$26,894	100.0%	$20,249	100.0%	$6,645	32.8%
Personnel Costs	13,220	49.2	9,710	48.0	3,510	36.1
School Operating Costs	3,556	13.2	2,262	11.2	1,294	57.2
Rent and Other	7,150	26.6	5,175	25.6	1,975	38.2

Gross Profit	$2,968	11.0%	$3,102	15.3%	$(134)	(4.3)%

Closed Schools
Number of schools	5		7
Revenue	$1,963	100.0%	$4,366	100.0%	$(2,403)	-55.0%
Personnel Costs	1,641	83.6	2,962	67.8	(1,321)	(44.6)
School Operating Costs	608	31.0	913	20.9	(305)	(33.4)
Rent and Other	2,089	106.4	1,680	38.5	409	24.3

Gross Loss	$(2,375)	(121.0)%	$(1,189)	(27.2)%	$(1,186)	99.7%

Other
Revenue	$184	100.0%	$195	100.0%	$(11)	(5.6)%
Personnel Costs	—	—	—	—	—	—
School Operating Costs	13	7.1	31	15.9	(18)	(58.1)
Rent and Other	—	—	—	—	—	—

Gross Profit	$171	92.9%	$164	84.1%	$7	4.3%

Total
Revenue	$220,103	100.0%	$204,201	100.0%	$15,902	7.8%
Personnel Costs	105,562	48.0	97,762	47.9	7,800	8.0
School Operating Costs	29,405	13.4	26,769	13.1	2,636	9.8
Rent and Other	56,152	25.5	49,019	24.0	7,133	14.6

Gross Profit	$28,984	13.2%	$30,651	15.0%	$(1,667)	(5.4)%

Gross profit for Core Schools decreased as a percentage of revenue, to 16.1% during Fiscal 2009 as compared to 16.8% for Core Schools reported in the prior fiscal year.

Gross loss as a percentage of revenue from New Schools worsened to (26.8%) during Fiscal 2009 as compared to (5.7%) during Fiscal 2008. New Schools for the Fiscal 2009 period include nine schools as compared to eight schools for the Fiscal 2008 period. One of the new schools included in the Fiscal 2008 period was a “land banked” school where the Company held the rights to the land for a period of time prior to development so that the market for that school would be more fully developed by the time it opened (As a result, the school was able to ramp up quickly due to a more mature market). Another of the schools included in the Fiscal 2008 period was an already operating corporate contract school taken over by the Company from a previous operator with no rent costs and which was immediately accretive. The remaining schools included in both fiscal periods were opened in newer “path-of-progress” markets which management expects to continue to develop incremental enrollments and are more typical of New Schools.

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

Interest expense

Interest expense increased $506,000 or 106.5% to $981,000 for Fiscal 2009 from $475,000 for Fiscal 2008. This increase corresponded to an increase of average debt outstanding of $14,700,000 during Fiscal 2009 as compared to $5,400,000 during Fiscal 2008. During Fiscal 2009, average debt outstanding increased primarily due to the Company’s use of debt to finance acquisitions, most substantially, the Enchanted Care acquisition with a purchase price and acquisition costs of over $14 million and which closed during the third quarter of Fiscal 2008.

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

At June 27, 2009 and June 28, 2008, the Company had net deferred tax assets totaling $301,000 and $47,000, respectively. Deferred tax assets, net of valuation allowances, have been recognized to the extent that their realization is more likely than not. However, the amount of the deferred tax assets considered realizable could be adjusted in the future as estimates of taxable income or the timing thereof are revised. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance may be required through an increase to tax expense in future periods. Conversely, if the Company recognizes taxable income of a suitable nature and in the appropriate periods, the deferred tax assets will more likely than not be realized.

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

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its revolving credit commitment under the 2008 Amended Credit Agreement. Principal uses of liquidity are to meet working capital needs, debt service, capital expenditures related to the renovation and maintenance of its existing schools and capital expenditures related to new school development, furniture, fixtures, technology and curriculum.

During Fiscal 2010, the Company used $11,983,000 for the acquisition of one elementary school and an on-line distance learning school. During Fiscal 2009, the Company used $7,196,000 for the acquisition of nine school businesses.

Under the 2008 Amended Credit Agreement, at July 3, 2010, there was $21,500,000 outstanding and at September 9, 2010, there was $21,875,000 outstanding. In addition, there was $2,615,000 outstanding for letters of credit as of July 3, 2010 and September 15, 2010. The total unused and available portion of the 2008 Amended Credit Agreement, after allowance for the letters of credit, at June 27, 2009 was $50,885,000 and at September 9, 2010 was $50,510,000. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates, at July 3, 2010 and September 15, 2010, the Company had interest rate swap contracts with notional amounts totaling $13,000,000.

Cash provided by operating activities for Fiscal 2010, Fiscal 2009 and 2008 was $10,135,000, $12,787,000 and $14,333,000, respectively. The $2,652,000 decrease in Fiscal 2010 as compared to Fiscal 2009 was primarily due to a decrease in net income of $2,692,000.

Cash used in investing activities for Fiscal 2010, 2009 and 2008 was $17,008,000, $14,646,000 and $29,353,000, respectively. The $2,362,000 increase in Fiscal 2010 as compared to Fiscal 2009 was primarily due to an increase of cash used for acquisitions of $4,787,000. Cash used to purchase capital assets decreased $1,925,000 to $5,525,000 during Fiscal 2010 as compared to $7,450,000 during Fiscal 2009 as the Company opened four New Schools during both years.

Cash provided by financing activities for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $7,693,000, $1,581,000 and $12,270,000, respectively. Cash provided in Fiscal 2010 was primarily due to the net proceeds from borrowing activities of $7,975,000 during Fiscal 2010 compared to net proceeds of borrowings of $1,025,000 during Fiscal 2009.

As a result of the above cash flow activity, total cash and cash equivalents increased by $820,000 from $786,000 at June 27, 2009 to $1,606,000 at July 3, 2010.

Revolving Credit Agreement

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement were determined pursuant to matrix based on our debt to defined EBITDA leverage ratio, with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 6, 2013.

On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement (the “2008 Amended Credit Agreement”). The 2008 Amended Credit Agreement continues to provide for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility and a term that ends on June 6, 2013. The 2008 Amended Credit Agreement amends certain operational covenants that the Company was required to meet under the 2008 Credit Agreement. As of July 3, 2010 and June 27, 2009, outstanding borrowings equaled $21,500,000 and $13,525,000, respectively and outstanding letters of credit were $2,615,000.

The Company’s obligation under its 2008 Credit Agreement and the 2008 Amended Credit Agreement bears interest, at the Company’s option, at either:

(1)	a selected LIBOR rate plus a margin based on our debt to defined EBITDA leverage ratio or;

(2)	a defined base rate plus a margin based on our debt to defined EBITDA leverage ratio.

The applicable margins may be adjusted quarterly based on the leverage ratio, and adjusted periodically based on adjustments to the indexed LIBOR rate or defined base rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the margin applicable to loans under the 2008 Amended Credit Agreement bearing interest based on selected LIBOR rate. The ranges of margins applicable during Fiscal 2010 and Fiscal 2009 were as follows:

Spreads added to LIBOR or Base Rates
	June 6, 2008 - January 14, 2010	January 15, 2010 - July 3, 2010
LIBOR rate plus debt to defined EBITDA-indexed rate	1.15% - 2.40%	2.50% - 3.75%
Base rate plus debt to defined EBITDA-indexed rate	0.15% - 0.90%	1.50% - 2.75%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	1.15% - 2.40%	2.50% - 3.75%

The Company’s obligations under the 2008 Amended Credit Agreement are guaranteed by subsidiaries and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

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

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties. At July 3, 2010, letter of credit commitments totaled $2,615,000.

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

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at July 3, 2010 (dollars in thousands):

	Total	Fiscal
		2011	2012	2013	2014	2015	Thereafter
Long term debt obligations including contractual interest	$24,508	$988	$988	$22,532	$—	$—	$—
Letters of credit	2,615	2,615	—	—	—		—
Operating leases	347,241	41,388	39,478	36,292	33,309	30,938	165,836

Total	$374,364	$44,991	$40,466	$58,824	$33,309	$30,938	$165,836

Most of the above real estate leases are triple-net leases requiring the Company to pay all applicable real estate taxes, utility expenses, maintenance and insurance costs, that are not included in the amounts presented above. Most of the above operating leases are real estate leases that contain annual rent increase provisions based on changes in consumer price indexes or other formulas, which are not reflected in the above schedule. Rent expense for all leases included in continuing operations was $40,523,000, $37,376,000 and $32,254,000 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

At July 3, 2010, there were eight leased properties included in discontinued operations. Six of these properties were sub-leased and two remained vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If the parties under these sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. The operating lease commitments reflected are net of sublease amounts due to the Company of $6,606,000. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2010 and 2017. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on the respective property.

In addition to the lease obligations noted above, the Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of July 3, 2010 is $1,659,000.

Capital Expenditures

Company funded capital expenditures for New School development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the New Schools. The funds used to open or acquire these schools were provided by cash flow from operations, the Company’s Revolving Credit Agreement or asset sales. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and/or extend the service life of the school. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. For Fiscal 2010, this limitation was $15,000,000.

Capital expenditures were as follows (dollars in thousands):

	Fiscal
	2010	2009	2008
New school development	$1,389	$2,789	$1,716
Facility Renovations	2,435	2,583	3,540
Curriculum	964	1,232	1,392
Corporate and information systems	737	846	1,474

	$5,525	$7,450	$8,122

During Fiscal 2010, the Company opened four new preschools and acquired one preschool and acquired an online K-12 distance learning school, which is not site based, but which does require capital expenditures for technology and curriculum. During Fiscal 2009, the Company opened four new preschools, acquired six preschools and three elementary schools, and added three new preschools which opened during the first quarter of Fiscal 2010. During Fiscal 2008, the Company opened five new preschools and acquired eighteen preschools and two elementary schools.

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

Recently Issued Accounting Standards

In February 2010, the FASB amended ASC Topic 855 “Subsequent Events”. The amendment does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires SEC filers to evaluate subsequent events through the date that its financial statements are issued. FASB ASC Topic 855 has been effective during Fiscal 2010. The adoption of FASB ASC Topic 855 did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements”. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 has not had a material impact on our financial position, results of operations or cash flows.

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

In December 2007 the FASB expanded the requirements of ASC Topic 805, “Business Combinations”. Among other things, this topic broadened the scope Topic 805 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the non-controlling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of this topic did not have any effect on the Company’s historical financial statements. See Note 3 for the application of this standard to transactions that occurred during Fiscal 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if assumptions change. The most significant estimates underlying the accompanying consolidated financial statements include long-lived assets and goodwill valuations and any potential impairment, the allowance for doubtful accounts, the valuation of stock compensation expense, estimates of future obligations related to closed facilities, valuations of liabilities for workers’ compensation claim liabilities retained by the Company and realization of our deferred tax assets.

Principles of Consolidation and Basis of Presentation:

Fiscal Period. The fiscal year ended July 3, 2010 (“Fiscal 2010”) includes 53 weeks. The fiscal years ended June 27, 2009 (“Fiscal 2009”) and June 28, 2008 (“Fiscal 2008”) each includes 52 weeks.

Consolidation. All significant intercompany balances and transactions have been eliminated.

Reclassifications. As a result of certain school closures during Fiscal 2009 the Company has conformed amounts reported for Fiscal 2008 in its Annual Report on Form 10-K to the period ended July 3, 2010.

Recognition of Revenues:

We recognize revenue when the following criteria are met: an arrangement exists by way of a registration, an enrollment agreement or a contract, pursuant to which educational services are rendered over time, and a specific tuition rate and/or fee will probably be collected.

Net revenues include tuition, fees and other revenues, reduced by discounts. Fees are received for registration, other educational services and management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as services are performed.

Net revenues with respect to Laurel Springs, in some cases include the delivery of learning materials, which are included with tuition revenue and accounted for as a single unit of accounting. Tuition payments received in advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

Cash and Cash Equivalents:

The Company considers cash on hand, cash in bank accounts and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes the risk of losing its deposits by maintaining such deposits in high quality financial institutions. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Accounts Receivable and Credit Risk:

The Company provides education services to the children attending its schools. In certain circumstances, the Company grants small amounts of credit to its customers for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s sources of revenues are geographically diverse and, consequently, the Company is not dependent on economic conditions in any one geographic area or market.

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectability of its accounts receivable and must rely on its evaluation of historical trends, governmental funding processes, specific customer issues and current economic trends to determine appropriate reserves. Material differences between management’s estimates and actual realized accounts receivables may result in adjustments to the timing of bad debt expense. Customer accounts are considered due when services are rendered and are considered for write-off when open for sixty days subsequent to the service date. Accounts due from governmental agencies are due within the terms as outlined within each agency agreement.

Long-Lived and Intangible Assets:

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

No impairment charges were recorded during Fiscal 2010, Fiscal 2009 or Fiscal 2008.

Discontinued Operations:

The results of operations for schools that are no longer operating under the Company’s management and were not part of the operations of a cluster of schools that continue to operate have been reflected in the consolidated financial statements and notes as discontinued operations for the periods presented.

Goodwill:

Goodwill is tested annually for impairment as of the end of the respective fiscal year as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

Goodwill impairment testing consists of a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill. In performing the first step of the impairment test, we reconcile the aggregate estimated fair value of our reporting units to our enterprise value (which includes a control premium).

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. The Company currently has six reporting units based primarily on our geographical regions and gross margin history. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit. To estimate the fair value of our reporting units, we use the income approach. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective. Specific assumptions used were as follows:

	July 3, 2010	June 27, 2009
Weighted average cost of capital	14.5%	14.0%
Compounded annual revenue growth rate for five years	4.9%	3.9%
Terminal year stable growth rate	3.0%	3.0%

The Company believes the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

As of July 3, 2010, the following six reporting units with goodwill totaling $83,275,000 had fair values exceeding their carrying values as follows:

Goodwill ($000’s)
5% - 20% estimated fair value in excess of carrying value:
Reporting Unit 1	$35,324
Reporting Unit 2	4,328
Reporting Unit 3	1,948

21% - 50% estimated fair value in excess of carrying value:
Reporting Unit 4	14,578

> 50% estimated fair value in excess of carrying value:
Reporting Unit 5	13,257
Reporting Unit 6	4,752

Goodwill from FY 2010 acquisitions	9,088

Total goodwill at July 3, 2010	$83,275

With the exception of potential regional economic differences, the fair value of all of the Company’s reporting units are primarily affected by the forecasted demand and spending on its educational services. The number of student enrollments and tuition rates charged are two factors, amongst several, that may impact the Company’s revenue and gross profits. Recent unemployment rate increases and decreases have and, we believe, will continue to have potentially negative or positive impacts on enrollment. If unemployment rates improve within the key age groups that represent the majority of our families, the Company believes this will result in increases in revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors. Some of the inherent assumptions and estimates used in determining the estimated fair value of these reporting units are outside the control of management, including interest rates, cost of capital, unemployment rates and tax rates. It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, may result in an impairment charge of a portion or all of the goodwill amounts previously noted. If we record an impairment charge, our financial position and results of operations could be adversely affected.

Deferred Financing Costs:

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense over the life of the underlying indebtedness. As of July 3, 2010 and June 27, 2009, $791,000 and $686,000 in unamortized financing costs were carried on the Company’s balance sheet, respectively.

Stock Compensation:

The Company records estimated compensation costs for all share-based payments based on estimated fair value at the grant date. For purposes of calculating grant date fair value for stock options, the value of the options is estimated using a Black Scholes option pricing formula. The calculated expense is amortized over the options’ requisite service period, generally, the vesting period. Stock compensation is estimated only for grants expected to vest, which is total estimated value less estimated forfeitures. Restricted stock awards are valued based at their fair value on the grant date and amortized over their vesting period.

Income Taxes:

The Company is subject to income taxes in the U.S. federal jurisdiction, and various U.S. states’ jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before Fiscal 2005.

The Company recognizes deferred income taxes in regard to the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in income in the period of enactment. An estimated valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has interest rate exposure as a result of the 2008 Amended Credit Agreement. Borrowings under the 2008 Amended Credit Agreement are subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would result in interest expense changing by approximately $157,000 and $48,000 during Fiscal 2010 and Fiscal 2009, respectively. As of July 3, 2010, under the 2008 Amended Credit Agreement the Company had outstanding $21,500,000 in borrowings and $2,615,000 in letter of credit commitments.

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, as they are subject to rate and price fluctuations and are also subject to elements of credit risk in the event the counterparty should default. At July 3, 2010 and June 27, 2009, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly effective:

Swap #	Notional Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
Swap Contracts at July 3, 2010:
1	$3,000,000	1.15%	LIBOR	February 27, 2012
2	5,000,000	1.48%	LIBOR	March 26, 2012

Swap Contracts at June 27, 2009:
3	5,000,000	3.68%	LIBOR	June 6, 2010
4	5,000,000	2.74%	LIBOR	April 28, 2010

In addition to the above interest rate swaps, during Fiscal 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap (Swap #3 above) was terminated and replaced with a new interest rate swap with a termination date of May 28, 2012 and a rate of 1.86%. This transaction resulted in the termination of hedge accounting for the original interest rate swap. During Fiscal 2010, $53,000 of previously recognized other comprehensive income derived from Swap #3 was reclassified as expense. As of July 3, 2010, the fair value of the new interest rate swap was a liability of $103,000.

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

Disclosure Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of July 3, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment management believes that, as of July 3, 2010, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of July 3, 2010 and their report dated September 16, 2010 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nobel Learning Communities, Inc.

We have audited Nobel Learning Communities, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nobel Learning Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nobel Learning Communities, Inc. and subsidiaries as of July 3, 2010 and June 27, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the fiscal years ended July 3, 2010 (53 weeks), June 27, 2009 (52 weeks), and June 28, 2008 (52 weeks), and our report dated September 16, 2010, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

September 16, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of this Report:

Page
(1) Financial Statements.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm	57
Schedule II – Valuation and Qualifying Accounts	F-1

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

Exhibit Number	Description of Exhibit
3.1	The Registrant’s Certificate of Incorporation, as amended and restated. (Filed as Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.)

3.2	The Registrant’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. (Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 11, 1995 and incorporated herein by reference.)

3.3	The Registrant’s Amended and Restated By-laws as modified August 27, 2008. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and incorporated herein by reference.)

3.4	The Registrant’s Certificate of Designation of the Series A Junior Preferred Stock (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008, and incorporated herein by reference.)

4.1	Executive Nonqualified Excess Plan of Registrant Plan Document (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.2	Executive Nonqualified Excess Plan of Registrant Adoption Agreement (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on February 7, 2007, and incorporated herein by reference.)

4.3	Rights Agreement, dated as of July 20, 2008, between the Registrant and StockTrans, Inc. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008 and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.1	1995 Stock Incentive Plan of the Registrant, as amended. (Filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.2	Form of Non-Qualified Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.3	Form of Incentive Stock Option Agreement, for stock option grants under 1995 Stock Incentive Plan. (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the transitional fiscal year ended June 30, 1998 and incorporated herein by reference.)

10.4*	The Registrant’s Senior Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

10.5*	The Registrant’s Executive Severance Pay Plan Statement and Summary Plan Description as modified February 3, 2000 and December 21, 2001. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference.)

10.6	Registration Rights Agreement dated as of June 17, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.7	First Amendment dated as of September 9, 2003 to Registration Rights Agreement among the Registrant, Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.8	Registration Rights Agreement dated as of September 9, 2003 among the Registrant, Camden Partners Strategic Fund II-A, L.P., Camden Partners Strategic Fund II-B, L.P., Allied Capital Corporation, Mollusk Holdings, L.L.C. and Blesbok, LLC. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.)

10.9*	Omnibus Incentive Equity Compensation Plan of the Registrant (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124247) filed on April 22, 2005 and incorporated herein by reference.)

10.9.1*	Amendment No. 1 to Omnibus Incentive Equity Compensation Plan of Registrant, dated November 8, 2007 (Filed herewith.)

10.10*	Employment Agreement dated as of May 10, 2006 between the Registrant and Lee Bohs. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2006 and incorporated herein by reference.)

10.11	Form of Incentive Stock Option Certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.12	Form of Non-Qualified Stock Option Agreement (Non-Employee Director), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.13	Form of Non-Qualified Stock Option Agreement (Employee), for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.14	Form of Stock Award certificate, for stock option grants under the Omnibus Incentive Equity Compensation Plan. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference.)

10.15*	Amendment and Restated Employment Agreement between the Registrant and George Bernstein, dated as of April 6, 2007 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007 and incorporated herein by reference.)

10.16*	Amendment to the Amended and Restated Employment Agreement between the Registrant and George Bernstein, dated as of May 8, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 14, 2008 and incorporated herein by reference.)

10.17*	Second Amended and Restated Employment Agreement between the Registrant and George Bernstein, dated as of October 22, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 23, 2008 and incorporated herein by reference.)

10.18*	Severance Agreement dated as of April 6, 2007 between the Registrant and George Bernstein. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.19*	Severance Agreement dated as of April 6, 2007 between the Registrant and Thomas Frank. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.20*	Severance Agreement dated as of April 6, 2007 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.21*	Severance Agreement dated as of April 6, 2007 between the Registrant and Jeanne Marie Welsko. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.22*	Severance Agreement dated as of April 6, 2007 between the Registrant and Osborne F. Abbey. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.23*	Severance Agreement dated as of April 6, 2007 between the Registrant and G. Lee Bohs. (Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference.)

10.24	Amended and Restated Credit Agreement with Harris N.A., as agent for the lenders, dated as of June 6, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2008, and incorporated herein by reference.)

10.25	Amended and Restated Security Agreement, dated as of June 6, 2005 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 11, 2008 and incorporated herein by reference.)

10.26	Employment Agreement dated August 19, 2008 between the Registrant and Dr. Susan W. Race. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2008, and incorporated herein by reference).

10.27*	Severance Agreement dated September 15, 2008 between the Registrant and Dr. Susan W. Race. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 24, 2008, and incorporated herein by reference).

10.28*	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and Thomas Frank. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.29*	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

10.30*	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and Jeanne Marie Welsko. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

10.31*	First Amendment to Severance Agreement dated as of September 19, 2008 between the Registrant and G. Lee Bohs. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed October 23, 2008, and incorporated herein by reference).

10.32*	First Amendment to Second Amended and Restated Employment Agreement dated as of May 1, 2009 between the Registrant and Patricia B. Miller. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-W, filed May 1, 2009, and incorporated herein by reference).

10.33	First Amendment to Amended and Restated Credit Agreement with Bank of Montreal as agent for the lenders, dated as of January 15, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 15, 2010, and incorporated herein by reference).

10.34*	Third Amended and Restated Employment Agreement, dated May 17, 2010, by and among Nobel Learning Communities, Inc. and George Bernstein. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 18, 2010, and incorporated herein by reference).

10.35*	Retention Agreement, dated May 18, 2010, by and among Nobel Learning Communities, Inc. and Thomas Frank. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 17, 2010, and incorporated herein by reference).

10.36*	Retention Agreement, dated May 18, 2010, by and among Nobel Learning Communities, Inc. and Patricia B. Miller. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed May 17, 2010, and incorporated herein by reference).

10.37*	Retention Agreement, dated May 18, 2010, by and among Nobel Learning Communities, Inc. and Jeanne Marie Welsko. (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed May 17, 2010, and incorporated herein by reference).

10.38*	Retention Agreement, dated May 18, 2010, by and among Nobel Learning Communities, Inc. and G. Lee Bohs. (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed May 17, 2010, and incorporated herein by reference).

10.39*	Retention Agreement, dated May 18, 2010, by and among Nobel Learning Communities, Inc. and Dr. Susan Race. (Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed May 18, 2010, and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics of the Registrant, as adopted June 3, 2004. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 5, 2004, and incorporated herein by reference.)

16.1	Letter from BDO Seidman, LLP to the SEC, dated June 6, 2007 regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed on June 8, 2007, and incorporated herein by reference.)

21.1	List of subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of Grant Thornton, LLP (Filed herewith.)

31.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (Filed herewith.)

Exhibit Number	Description of Exhibit
32.1	Certifications of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

32.2	Certifications of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)

*	Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*)

(c)	Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-K: The exhibits to this report are listed under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 16, 2010	NOBEL LEARNING COMMUNITIES, INC

	By:	/S/ GEORGE H. BERNSTEIN
George H. Bernstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date

/S/ GEORGE H. BERNSTEIN George H. Bernstein	Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2010

/S/ THOMAS FRANK Thomas Frank	Chief Financial Officer (Principal Financial and Accounting Officer)	September 16, 2010

/S/ THERESE KREIG CRANE Therese Kreig Crane	Director	September 16, 2010

/S/ DAVID BEALE David Beale	Director	September 16, 2010

/S/ STEVEN B. FINK Steven B. Fink	Director	September 16, 2010

/S/ PETER H. HAVENS Peter H. Havens	Director	September 16, 2010

/S/ RICHARD J. PINOLA Richard J. Pinola	Director	September 16, 2010

/S/ MICHAEL J. ROSENTHAL Michael J. Rosenthal	Director	September 16, 2010

/S/ RALPH SMITH Ralph Smith	Director	September 16, 2010

/S/ DAVID L. WARNOCK David L. Warnock	Director	September 16, 2010

SCHEDULE II

Nobel Learning Communities, Inc.

Valuation and Qualifying Accounts.

(dollars in thousands)

	Balance at beginning of period	Charge to expense	Write-offs	Balance at end of period
Year ended July 3, 2010
Allowance for doubtful accounts	$301	631	(468)	$464

Year ended June 27, 2009
Allowance for doubtful accounts	$227	482	(408)	$301

Year ended June 28, 2008
Allowance for doubtful accounts	$187	312	(272)	$227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nobel Learning Communities, Inc.

We have audited the accompanying consolidated balance sheets of Nobel Learning Communities, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 3, 2010 and June 27, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the fiscal years ended July 3, 2010 (53 weeks), June 27, 2009 (52 weeks) and June 28, 2008 (52 weeks). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nobel Learning Communities, Inc. and subsidiaries as of July 3, 2010 and June 27, 2009, and the consolidated results of its operations and its cash flows for the fiscal years ended July 3, 2010 (53 weeks), June 27, 2009 (52 weeks) and June 28, 2008 (52 weeks), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nobel Learning Communities, Inc. and subsidiaries’ internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 16, 2010, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, PA

September 16, 2010

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	July 3, 2010	June 27, 2009
ASSETS
Cash and cash equivalents	$1,606	$786
Customer accounts receivable, less allowance for doubtful accounts of $464 at July 3, 2010 and $301 at June 27, 2009	957	802
Note receivable, current portion	250	500
Deferred tax asset	749	443
Prepaid rent	3,425	3,336
Prepaid expenses and other current assets	2,746	2,912

Total Current Assets	9,733	8,779

Property and equipment, at cost	86,907	79,935
Accumulated depreciation and amortization	(57,863)	(51,185)

Property and equipment, net	29,044	28,750

Goodwill	83,275	71,489
Intangible assets, net	8,062	6,725
Note receivable	473	693
Deposits and other assets	3,809	3,139

Total Assets	$134,396	$119,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$19,534	$19,386
Income taxes payable	752	438
Current portion of lease obligations	226	274
Deferred revenue	15,756	14,526

Total Current Liabilities	36,268	34,624

Long-term obligations	21,500	13,525
Long-term portion of lease obligations	533	686
Deferred tax liability	2,060	142
Other long term liabilities	2,055	1,712

Total Liabilities	62,416	50,689

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,550,701 and 10,497,409 shares issued and outstanding at July 3, 2010 and June 27, 2009, respectively	10	10
Additional paid-in capital	60,427	59,297
Retained earnings	11,601	9,729
Accumulated other comprehensive loss	(59)	(151)

Total Stockholders’ Equity	71,980	68,886

Total Liabilities and Stockholders’ Equity	$134,396	$119,575

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	For the Fiscal Year Ended
	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)	June 28, 2008 (52 weeks)
Revenues, net	$232,035	$220,103	$204,201

Cost of services:
Personnel costs	111,716	105,562	97,762
School operating costs	32,223	29,405	26,769
Rent and other	59,200	56,152	49,019

Total Cost of Services	203,139	191,119	173,550

Gross profit	28,896	28,984	30,651
General and administrative expenses	22,938	18,726	18,516

Operating income	5,958	10,258	12,135
Interest expense	1,571	981	475
Other income, net	(30)	(78)	(326)

Income from continuing operations before income taxes	4,417	9,355	11,986
Income tax expense	1,711	3,622	4,621

Income from continuing operations	2,706	5,733	7,365
(Loss) income from discontinued operations, net of income tax benefit (expense) of $516, $764 and ($186) respectively	(834)	(1,169)	313

Net income	$1,872	$4,564	$7,678

Basic income per share:
Income from continuing operations	$0.26	$0.55	$0.71
(Loss) income from discontinued operations	(0.08)	(0.11)	0.03

Net income per common share	$0.18	$0.44	$0.74

Diluted income per share:
Income from continuing operations	$0.25	$0.54	$0.69
(Loss) income from discontinued operations	(0.08)	(0.11)	0.03

Net income per common share *	$0.18	$0.43	$0.72

Weighted average common shares outstanding (in thousands):
Basic	10,532	10,456	10,382
Diluted	10,619	10,701	10,630

*	Net income per share totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Fiscal Years Ended July 3, 2010, June 27, 2009 and June 28, 2008

(Dollars in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
June 30, 2007	1,063,830	$1	10,365,610	$10	$56,676	$(2,469)	—	$54,218
Comprehensive income:
Net income	—	—	—	—	—	7,678	—	7,678
Change in fair value of swap contract, net of tax	—	—	—	—	—	—	9	9

Total comprehensive income								7,687

Cumulative impact from adoption of FASB Interpretation No. 48	—	—	—	—	—	(44)	—	(44)
Stock based compensation	—	—	—	—	717	—	—	717
Stock options exercised and related tax benefits	—	—	28,567	—	336	—	—	336

June 28, 2008	1,063,830	$1	10,394,177	$10	$57,729	$5,165	$9	$62,914
Comprehensive income:
Net income	—	—	—	—	—	4,564	—	4,564
Change in fair value of swap contract, net of tax	—	—	—	—	—	—	(160)	(160)

Total comprehensive income								4,404

Stock based compensation	—	—	—	—	1,012	—	—	1,012
Stock options and restricted award stares issued and related tax benefits	—	—	103,232	—	556	—	—	556

June 27, 2009	1,063,830	$1	10,497,409	$10	$59,297	$9,729	$(151)	$68,886

Comprehensive income:
Net income	—	—	—	—	—	1,872	—	1,872
Change in fair value of swap contract, net of tax	—	—	—	—	—	—	92	92

Total comprehensive income								1,964

Stock based compensation	—	—	—	—	1,107	—	—	1,107
Stock options and restricted award shares issued and related tax benefits	—	—	53,292	—	23	—	—	23

July 3, 2010	1,063,830	$1	10,550,701	$10	$60,427	$11,601	$(59)	$71,980

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)	June 28, 2008 (52 weeks)
Cash Flows from Operating Activities:
Net income	$1,872	$4,564	$7,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,994	10,087	7,320
Reserve for lease costs for closed schools	454	382	(245)
Provision for losses on accounts receivable	631	482	312
Stock based compensation	1,107	1,012	717
Provision (benefit) for deferred taxes	336	(254)	306
Gain from sublease settlement	—	—	(1,028)
Other	(151)	(55)	—
Changes in assets and liabilities, net of acquired amounts
Customer accounts receivable	(718)	(331)	(243)
Prepaid expenses and other current assets	333	498	(557)
Other assets and liabilities	183	(464)	(1,603)
Deferred revenue	(2,476)	(1,723)	1,163
Accounts payable and current liabilities	(1,430)	(1,411)	513

Net Cash Provided by Operating Activities	10,135	12,787	14,333

Cash Flows Used in Investing Activities:
Purchase of fixed assets, net of acquired amounts	(5,525)	(7,450)	(8,122)
Proceeds from repayment of notes receivable	500	—	—
Acquisitions, net of cash acquired	(11,983)	(7,196)	(21,061)
Investment in product rights and trade names	—	—	(170)

Net Cash Used in Investing Activities	(17,008)	(14,646)	(29,353)

Cash Flows from Financing Activities:
Borrowings of long term debt	74,175	78,400	76,200
Repayment of long term debt	(66,200)	(77,375)	(63,700)
Proceeds from exercise of stock options and warrants	56	363	213
Tax benefits from exercise of stock options	—	193	123
Payment of debt issuance costs	(338)	—	(566)

Net Cash Provided by Financing Activities	7,693	1,581	12,270

Net increase (decrease) in cash and cash equivalents	820	(278)	(2,750)
Cash and cash equivalents at beginning of year	786	1,064	3,814

Cash and cash equivalents at end of year	$1,606	$786	$1,064

Supplemental disclosure of cash flow information:
Interest paid	$1,273	$786	$317
Income taxes paid	625	3,691	5,577

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Company Background:

Nobel Learning Communities, Inc. (collectively with its subsidiaries, the “Company” or “Nobel Learning Communities”) is a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia. The Company also owns and operates the Laurel Springs School, a global K-12 online distance learning school. Nobel Learning Communities provides high-quality private education, with small schools and class sizes and attention to individual learning styles. Nobel Learning Communities also offers an array of supplemental educational services, including before and after-school programs, the Camp Zone® summer program, learning support programs and technology camps. These schools operate under various brand names and are located in the District of Columbia, Arizona, California, Florida, Illinois, Maryland, Nevada, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Virginia, and Washington.

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

Principles of Consolidation and Basis of Presentation:

Fiscal Period. The fiscal year ended July 3, 2010 (“Fiscal 2010”) includes 53 weeks. The fiscal years ended June 27, 2009 (“Fiscal 2009”) and June 28, 2008 (“Fiscal 2008”) each includes 52 weeks.

Consolidation. All significant intercompany balances and transactions have been eliminated.

Reclassifications. As a result of certain school closures during Fiscal 2009, the Company has conformed amounts reported for Fiscal 2008 in its Annual Report on Form 10-K to the period ended June 27, 2009.

Recognition of Revenues:

Net revenue is recognized when the following criteria are met: an arrangement exists, through a registration, an enrollment agreement or contract, pursuant to which educational services are rendered over time, and a specific tuition rate and/or fee will probably be collected. Net revenues include tuition, fees and other revenues, reduced by discounts. Fees are received for registration, other educational services and management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as service is performed. Net revenues include tuition, fees and other revenues, reduced by discounts. Fees are received for registration, other educational services and management fees. Ancillary income is primarily comprised of supplemental fees from certain after school programs, summer programs, camps and field trips. Tuition revenues, net of discounts and other revenues, are recognized as services are performed.

Net revenues with respect to Laurel Springs, in some cases include the delivery of learning materials, which are included with tuition revenue and accounted for as a single unit of accounting. Tuition payments received in

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

advance of the time period for which service is to be performed are recorded as deferred revenue. Registration fees are recognized over the applicable school period. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate period of service.

Cash and Cash Equivalents:

The Company considers cash on hand, cash in bank accounts and cash investments with maturities of three months or less when purchased as cash and cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, the Company minimizes this risk by maintaining deposits in high quality financial institutions. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Accounts Receivable and Credit Risk:

The Company provides education services to the children attending its schools. In certain circumstances, the Company grants small amounts of credit to its customers for a limited period of time. Exposure to losses on receivables is principally dependent on each person’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company’s sources of revenues are geographically diverse and, consequently, the Company is not dependent on economic conditions in any one geographic area or market.

The Company’s accounts receivable are comprised primarily of tuition due from parents and governmental agencies. Accounts receivable are presented at estimated net realizable value. The Company uses estimates in determining the collectability of its accounts receivable and must rely on its evaluation of historical trends, governmental funding processes, specific customer issues and current economic trends to determine appropriate reserves. Material differences between management estimates and actual realized accounts receivable may result in adjustments to the amount and timing of bad debt expense. Customer accounts are considered due when services are rendered and are considered for write-off when open for sixty days subsequent to the service date. Accounts due from governmental agencies are due within the terms as outlined within each agency agreement.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

Buildings	40 years
Leasehold improvements	The shorter of the leasehold period or the estimated useful life
Furniture and equipment	3 to 10 years
Computer software and equipment	3 to 10 years

Maintenance, repairs and minor refurbishments are expensed as incurred. Upon retirement, lease terminations or other disposition of buildings, the cost of property and equipment associated with the facility and the related accumulated depreciation are derecognized and any gain or loss is included in operations.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Long-Lived and Intangible Assets:

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

No impairment charges were recorded during Fiscal 2010, Fiscal 2009 or Fiscal 2008.

Discontinued Operations:

The results of operations for schools that are no longer operating under the Company’s management and were not part of the operations of a cluster of schools that continue to operate have been reflected in the consolidated financial statements and notes as discontinued operations for the periods presented.

Goodwill:

Goodwill is tested annually for impairment as of the end of the respective fiscal year as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

Goodwill impairment testing consists of a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill. In performing the first step of the impairment test, we reconcile the aggregate estimated fair value of our reporting units to our enterprise value (which includes a control premium).

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. The Company currently has six reporting units based primarily on our geographical regions and gross margin history. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit. To estimate the fair value of our reporting units, we use the income approach. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective. Specific assumptions used were as follows:

	July 3, 2010	June 27, 2009
Weighted average cost of capital	14.5%	14.0%
Compounded annual revenue growth rate for five years	4.9%	3.9%
Terminal year stable growth rate	3.0%	3.0%

The Company believes the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

As of July 3, 2010, the following six reporting units with goodwill totaling $83,275,000 had fair values exceeding their carrying values as follows:

Goodwill ($000’s)
5% - 20% estimated fair value in excess of carrying value:
Reporting Unit 1	$35,324
Reporting Unit 2	4,328
Reporting Unit 3	1,948
21% - 50% estimated fair value in excess of carrying value:
Reporting Unit 4	14,578
> 50% estimated fair value in excess of carrying value:
Reporting Unit 5	13,257
Reporting Unit 6	4,752
Goodwill from FY 2010 acquisitions	9,088

Total goodwill at July 3, 2010	$83,275

With the exception of potential regional economic differences, the fair value of all of the Company’s reporting units are primarily affected by the forecasted demand and spending on its educational services. The number of student enrollments and tuition rates charged are two factors, amongst several, that may impact the Company’s revenue and gross profits. Recent unemployment rate increases and decreases have and, we believe, will continue to have potentially negative or positive impacts on enrollment. If unemployment rates improve

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

within the key age groups that represent the majority of our families, the Company believes this will result in increases in revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors. Some of the inherent assumptions and estimates used in determining the estimated fair value of these reporting units are outside the control of management, including interest rates, cost of capital, unemployment rates and tax rates. It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, may result in an impairment charge of a portion or all of the goodwill amounts previously noted. If we record an impairment charge, our financial position and results of operations could be adversely affected.

Advertising Costs:

General advertising costs, which include search engine fees, internet hosting fees, yellow pages and mass media advertising, consulting fees towards the development and delivery of advertising and marketing strategies, are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $3,787,000 $4,018,000 and $4,138,000, respectively. As of July 3, 2010 and June 27, 2009, prepaid advertising expense totaled $324,000 and $508,000, respectively.

Deferred Financing Costs:

Included in deposits and other assets are deferred financing costs that are incurred by the Company in connection with the issuance of debt. These costs are deferred and amortized to interest expense using the straight-line method over the life of the underlying indebtedness. As of July 3, 2010 and June 27, 2009, $791,000 and $686,000 in unamortized financing costs were carried on the Company’s balance sheet, respectively.

Stock Compensation:

The Company records estimated compensation costs for all share-based payments based on estimated fair value at the grant date. For purposes of calculating grant date fair value for stock options, the value of the options is estimated using a Black Scholes option pricing formula. The calculated expense is amortized over the options’ requisite service period, generally, the vesting period. Stock compensation is estimated only for grants expected to vest, which is total estimated value less estimated forfeitures. Restricted stock awards are valued based at their fair value on the grant date and amortized over their vesting period.

Lease Reserves and Exit Costs:

The Company records estimated costs for school closures when the lease is terminated or at the “cease use” date rather than at the date of a commitment to an exit or disposal plan.

Income Taxes:

The Company is subject to income taxes in the U.S. federal jurisdiction, and various U.S. states’ jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before Fiscal 2005.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company recognizes deferred income taxes in regard to the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in income in the period of enactment. An estimated valuation allowance is recorded based on the uncertainty regarding the ultimate realizability of deferred tax assets.

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

New Accounting Pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Company as of December 15, 2010. The Company does not anticipate that adoption will have a significant effect on its consolidated financial statements.

In February 2010, the FASB amended ASC Topic 855 “Subsequent Events”. The amendment does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires SEC filers to evaluate subsequent events through the date that its financial statements are issued. FASB ASC Topic 855 has been effective for Fiscal 2010. The adoption of FASB ASC Topic 855 did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which will be effective for the Company in fiscal 2011. Adoption requires additional disclosure to delineate such categories in the notes to the Company’s consolidated financial statements (see Note 12).

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

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the codification of Generally Accepted Accounting Principles (the “Codification”). “The Codification is intended to become the source of the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is reflected in this Form 10-K. The adoption of the Codification has not had a material effect on the Company’s consolidated financial statements.

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

In December 2007 the FASB expanded the requirements of ASC Topic 805, “Business Combinations.” Among other things, this topic broadened the scope of Topic 805 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the non-controlling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The adoption of this topic did not have any effect on the Company’s historical financial statements. See Note 3 for the application of this standard to transactions that occurred during Fiscal 2010.

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

	For the Fiscal Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Basic income per share:

Net income	$1,872	$4,564	$7,678
Weighted average common shares outstanding	10,532	10,456	10,382

Basic income per share	$0.18	$0.44	$0.74

Diluted income per share:

Net income	$1,872	$4,564	$7,678
Weighted average common shares outstanding	10,532	10,456	10,382
Dilutive effect of stock options	87	245	248

Weighted average common stock and dilutive securities outstanding	10,619	10,701	10,630

Diluted income per share	$0.18	$0.43	$0.72

Anti-dilutive Stock options issued and outstanding with exercise prices in excess of average market price.	947	372	156

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Acquisitions:

During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company completed two, five and five acquisitions, respectively. Each of these acquisitions is consistent with the Company’s growth strategy in the private pay education market and includes both expansion in existing markets and entrance into new markets. During Fiscal 2010, the Company also expanded its learning platform with the acquisition of Laurel Springs School, an on-line and distance learning K-12 school. The twelve acquisitions completed during the last three fiscal years are summarized as follows:

	Fiscal Year Acquired	Number of facilities acquired			Market
Name of Acquisition		Preschool	PreK & K -8	Before-and-After (2)	Description	(N)ew or (E)xisting
Laurel Springs School	2010	—	—	—	Distance Learning	N
Gifted Child Studies, Inc.	2010	—	1	—	San Diego, CA	E

Montessori Corner	2009	2	1	—	Princeton, NJ	N
HighPointe Childrens Academy	2009	—	1	—	Dallas, TX	E
Country Tyme	2009	1	—	—	Limerick, PA	E
Southern Highlands Preparatory Schools	2009	1	1	—	Las Vegas, NV	E
Ivy Kids Early Learning Center	2009	1	—	—	Missouri City, TX	E

Camelback Desert Schools (1)	2008	—	2	—	Phoenix, AZ	N
Enchanted Care Learning Centers (2)	2008	9	—	6	Columbus, OH	N
Ivy Glen Schools	2008	3	—	1	Dallas, TX	E
Teddy Bear Treehouse	2008	2	—	—	San Diego, CA	E
Learning Ladder (3)	2008	4	—	—	Lancaster, PA	E

(1)	During the fourth quarter of Fiscal 2009, the Company closed one Camelback Desert School. The results of this school are included in income (loss) from discontinued operations in the periods presented in this Form 10-K.
(2)	Before-and-After facilities are intergral to adjacent school facilities and as such are not incremental to total school count.
(3)	In conjunction with the acquisition of Learning Ladder schools the Company determined one location would be closed. This school was closed during the first quarter of Fiscal 2008 and its results are included in income from discontinued operations during Fiscal 2008.

During the first quarter of 2010, the Company acquired the Laurel Springs School (“Laurel Springs”), an online and distance learning school (www.laurelsprings.com). Laurel Springs’ educational program spans the entire K-12 market and has a fully accredited curriculum that includes Honors AP Courses, a Gifted and Talented program, a chapter of the National Honors Society and a strong college preparatory program. Laurel Springs’ student body and alumni includes elite athletes, entertainers, and home schooled students and concurrent students from all 50 states and from numerous foreign countries. Laurel Springs extends the Company’s educational programs through high school and provides a fully integrated K-12 platform.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the purchase price and the allocation of estimated fair value of the net assets and liabilities acquired or assumed, is presented below (dollars in thousands):

Acquired Entity	Net cash paid at acquisition	Net non-cash working capital assets/ (liabilities) included in purchase price	Goodwill	Acquired Intangible Assets at Fair Value				Restrictive Covenants	Amortizable Asset Life (years)	Other Long- Term Assets (Liabilities) at Fair Value	Total purchase price of acquisition
				Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)
Fiscal 2010 Acquisitions
Laurel Springs School	$10,444	$(2,539)	$9,088	$1,126	5	$2,035	10	$150	5	$585	$12,984
Gifted Child Studies, Inc.	1,539	(1,611)	2,698	264	20	302	7	—	n/a	(115)	3,149

Total Fiscal 2010 acquisitions	$11,983	$(4,150)	$11,786	$1,390		$2,337		$150		$470	$16,133

Fiscal 2009 Acquisitions:
Montessori Corners	$2,658	$(676)	$2,883	$88	20	$238	7	—	n/a	$125	$3,334
Highpointe	1,093	(5)	703	—	n/a	249	7	—	n/a	146	1,098
Country Tyme	1,354	47	1,041	—	n/a	216	4	—	n/a	50	1,307
Southern Highlands	1,256	(502)	1,106	94	20	255	7	—	n/a	303	1,758
Ivy Kids	745	35	400	—	n/a	120	4	—	n/a	190	710
Purchase accounting adjustments to prior year acquisitions:	90	(43)	133	—		—		—	n/a	—	—

Total Fiscal 2009 acquisitions	$7,196	$(1,144)	$6,266	$182		$1,078		$—		$814	$8,207

Fiscal 2008 Acquisitions:
Camelback Desert Schools	$194	$(294)	$127	$43	20	$115	4	$—	n/a	$203	$488
Enchanted Care	14,303	(1,097)	12,074	608	20	1,936	7	—	n/a	782	15,400
Ivy Glen	2,132	3	1,583	—	n/a	423	6	—	n/a	123	2,129
Teddy Bear Treehouse	2,279	4	1,925	—	n/a	281	3	—	n/a	69	2,275
Learning Ladder	2,153	(183)	1,972	—	n/a	252	4	—	n/a	112	2,336

Total Fiscal 2008 acquisitions	$21,061	$(1,567)	$17,681	$651		$3,007		$—		$1,289	$22,628

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following unaudited pro forma results of operations assume that acquisitions completed during Fiscal 2008, Fiscal 2009 and Fiscal 2010 were completed at the beginning of each of the respective periods presented (dollars in thousands, except per share data):

	Fiscal
	2010	2009
Revenues	$233,298	$238,572
Net Income	1,469	4,716
Earnings per share—basic	$0.14	$0.45
Earnings per share—assuming dilution	$0.14	$0.44

SEC Regulation S-X does not require any additional pro-forma financial information to be furnished as a result of any of the above acquisitions.

To date, the Company has not identified any material unrecorded pre-acquisition contingencies where the related asset or liability is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events existed at the acquisition date and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may result in an adjustment to goodwill. Beginning in Fiscal 2010, the Company no longer capitalized direct costs incurred to complete the acquisition of acquired entities, rather these costs have been recognized as expense in the period in which they have been incurred. Total acquisition costs recognized as general and administrative expense during Fiscal 2010 were $207,000. With the exceptions of LSS and GCS, each of the above acquisitions includes tax deductible goodwill at a basis equal to its respective book value. Goodwill is not deductible for income tax purposes for neither LSS nor GCS.

4. Goodwill and Other Intangible Assets:

Intangible assets include trade names, student rosters, a franchise agreement and other identifiable intangibles from acquisitions. At July 3, 2010 and June 27, 2009, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	July 3, 2010			June 27, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$83,275	$—	$83,275	$71,489	$—	$71,489

Amortized intangible assets:
Franchise agreement	130	$580	$260	$320	$580	$192	$388
Trade Names	194	4,317	743	3,574	2,928	362	2,566
Student Rosters	80	8,485	4,436	4,049	6,149	2,378	3,771
Restrictive convenants		150	31	119	—	—	—

Total Intangible Assets		$13,532	$5,470	$8,062	$9,657	$2,932	$6,725

At July 3, 2010, goodwill totaled $83,275,000, an increase of $11,786,000 from June 27, 2009. This increase was primarily the result of the acquisition of Laurel Springs School and Gifted Child Studies, both completed during the first quarter of Fiscal 2010.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortization expense related to intangible assets was $2,538,000, $1,617,000 and $930,000 for Fiscal 2010, 2009 and Fiscal 2008, respectively. Projected amortization expense for the intangible assets above for Fiscal 2011, Fiscal 2012, Fiscal 2013, Fiscal 2014 and Fiscal 2015 is $1,892,000, $1,385,000, $1,168,000, $725,000 and $687,000, respectively.

5. Cash Equivalents:

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $450,000 and $20,000 at July 3, 2010 and June 27, 2009, respectively. The Company’s funds were invested in money market accounts which are not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as such deposits are maintained in high quality financial institutions.

6. Note Receivable:

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee with a note to the Company with a face amount of $1,250,000 to be paid over five years. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable, this rate is consistent with other published discounts for liabilities the payee has with other creditors. The unaccreted discount related to this note totaled $112,000 at issue and will be recognized as income from discontinued operations during the collection period of the note. At July 3, 2010, the unaccreted discount related to the note was $27,000. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, interest income of $29,000, $52,000 and $5,000 was recognized as income from discontinued operations, respectively.

7. Property and Equipment:

The balances of major property and equipment classes were as follows (dollars in thousands):

	July 3, 2010			June 27, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land	$1,518	$—	$1,518	$1,518	$—	$1,518
Buildings	6,049	3,154	2,895	5,856	2,890	2,966
Leasehold improvements	36,712	21,627	15,085	32,492	19,321	13,171
Furniture and equipment	42,489	33,082	9,407	37,945	28,974	8,971
Construction in progress	139	—	139	2,124	—	2,124

	$86,907	$57,863	$29,044	$79,935	$51,185	$28,750

Depreciation expense from continuing operations was $7,426,000, $8,050,000 and $6,381,000 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Fiscal 2009
Accelerated depreciation and amortization included in Operating Income:
Accelerated Depreciation—Rent and other	$789
Accelerated amortization of intangibles—general and administrative expenses	70
Company website—general and administrative expenses	51

Total accelerated depreciation and amortization included in Operating Income	910
Accelerated depreciation and amortization included in loss from discontinued operations:
Accelerated Depreciation	235

Total accelerated depreciation and amortization expense for changes in accounting estimates	$1,145

9. Accounts Payable and Other Current Liabilities:

Accounts payable and other current liabilities were as follows, (dollars in thousands):

	July 3, 2010	June 27, 2009
Accounts payable	$8,016	$6,459
Accrued payroll and related items	4,560	5,862
Accrued property taxes	1,401	1,321
Accrued rent	1,844	1,462
Other accrued expenses	3,713	4,282

	$19,534	$19,386

10. Debt:

At the beginning of Fiscal 2008, the Company had a credit agreement in the amount of $50,000,000, which provided for a $50,000,000 Revolving Credit Commitment and up to $3,500,000 in letters of credit as a sub-limit of the Revolving Credit Commitment (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement was scheduled to terminate on October 29, 2011. During Fiscal 2008, the Company amended the loan facility under its Prior Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions by obtaining additional credit from either participating or new banks. Under the terms of the 2008 Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations. The borrowing rates on the 2008 Credit Agreement were determined pursuant to matrix based on our debt to defined EBITDA leverage ratio, with either LIBOR or bank base rate indexed borrowings. The 2008 Credit Agreement has a five-year term that ends on June 6, 2013.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On January 15, 2010, the Company and its lenders amended the 2008 Credit Agreement (the “2008 Amended Credit Agreement”). The 2008 Amended Credit Agreement continues to provide for a $75,000,000 revolving credit commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility and a term that ends on June 6, 2013. The 2008 Amended Credit Agreement amends certain operational covenants that the Company was required to meet under the 2008 Credit Agreement. As of July 3, 2010 and June 27, 2009, outstanding borrowings equaled $21,500,000 and $13,525,000, respectively and outstanding letters of credit as of July 3, 2010 and June 27, 2009 were $2,615,000.

The Company’s obligations under the 2008 Amended Credit Agreement are guaranteed by subsidiaries and collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

The Company’s obligation under its 2008 Credit Agreement and the 2008 Amended Credit Agreement bears interest, at the Company’s option, at either:

(1) a selected LIBOR rate plus a margin based on our debt to defined EBITDA leverage ratio or;

(2) a defined base rate plus a margin based on our debt to defined EBITDA leverage ratio.

The applicable margins may be adjusted quarterly based on the leverage ratio, and adjusted periodically based on adjustments to the indexed LIBOR rate or defined base rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the margin applicable to loans under the 2008 Amended Credit Agreement bearing interest based on selected LIBOR rate. The ranges of margins applicable during Fiscal 2010 and Fiscal 2009 were as follows:

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

Spreads added to LIBOR or Base Rates
	June 6, 2008 - January 14, 2010	January 15, 2010 - July 3, 2010
LIBOR rate plus debt to defined EBITDA-indexed rate	1.15% – 2.40%	2.50% – 3.75%
Base rate plus debt to defined EBITDA-indexed rate	0.15% – 0.90%	1.50% – 2.75%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	1.15% – 2.40%	2.50% – 3.75%

As of July 3, 2010 and June 27, 2009, included in deposits and other assets on the Company’s balance sheet are deferred financing costs of $791,000 and $686,000, respectively. These costs are amortized to interest expense on a straight-line basis over the life of the underlying indebtedness. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recognized interest expense related to the amortization of financing costs of $217,000, $167,000 and $15,000, respectively.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Derivative Financial Instruments and Comprehensive Income:

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, as they are subject to rate and price fluctuations and are also subject to elements of credit risk in the event the counterparty should default. Amounts received or paid with regard to derivative instruments as a part of designated transactions result in the reclassification amounts previously recognized as other comprehensive income related to the forecasted transaction, which when realized, are netted in interest expense. Amounts reclassified into earnings related to designated derivative instruments for Fiscal 2010 and Fiscal 2009 were $290,000 and $177,000, respectively. The amount reclassified into earnings related to a terminated derivative instrument during Fiscal 2010 was $54,000. There were no derivative instruments in place during Fiscal 2008 and no terminated derivative instruments during Fiscal 2009 or Fiscal 2008.

At July 3, 2010 and June 27, 2009, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly-effective:

Swap #	Notional Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
Swap Contracts at July 3, 2010:
1	$3,000,000	1.15%	LIBOR	February 27, 2012
2	5,000,000	1.48%	LIBOR	March 26, 2012

Swap Contracts at June 27, 2009:
3	5,000,000	3.68%	LIBOR	June 6, 2010
4	5,000,000	2.74%	LIBOR	April 28, 2010

In addition to the above interest rate swaps, during Fiscal 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap (Swap #3 above) was terminated and replaced with a new interest rate swap with a termination date of May 28, 2012 and a rate of 1.86%. This transaction resulted in the termination of hedge accounting for the original interest rate swap. During Fiscal 2010, $53,000 of previously unrealized losses accounted for in accumulated other comprehensive income derived from Swap #3 was reclassified into earnings as expense. As of July 3, 2010, the fair value of the new interest rate swap was a liability of $103,000.

The following tables present the fair value of the Company’s interest rate swaps as well as their classification on the balance sheet as of July 3, 2010 and on the consolidated statement of income of the year ended July 3, 2010 (dollars in thousands):

Fair Value of Interest Rate Swaps as of July 3, 2010
	Notional Amount	Balance Sheet Location	Fair Value
Interest rate swap contracts designated as hedging instruments	$8,000	Other long term liabilities	$(86)
		Accumulated other comprehensive loss	59
Interest rate swap contract not designated as hedging instruments	5,000	Other long term liabilities	(103)

The Effect of Interest Rate Swaps on the Statement of Income Fiscal Year Ended July 3, 2010
	Notional Amount	Statement of Income Location	Unrealized Loss
Interest rate swap not designated as a hedging instrument	$5,000	Interest expense	$49

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

If the Company were to settle the underlying LIBOR based debt instruments, any unrealized gains or losses reported in accumulated Other Comprehensive Income for cash flow hedges would be reclassified into earnings during the period in which the underlying instruments were settled. The Company does not anticipate any of these instruments to settle during the twelve months subsequent to July 3, 2010.

12. Fair Value of Financial Instruments

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

The carrying values for the Company’s long-term debt and note receivable approximate fair value based on current rates that management believes could be obtained for similar debt instrument and note.

The Company receives third-party valuations from financial institutions to assign values to derivative instruments. The Company assessed the institutions’ valuation technique, noting that the specialists use an industry recognized discounted cash flow model that utilizes inputs which substantially fall within Level 2 of the fair value hierarchy. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of July 3, 2010 and June 27, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net, see Note 11) measured at fair value on a recurring basis as of July 3, 2010 and June 27, 2009, aggregated by the level in the fair value hierarchy within which those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Total derivatives, net liability at July 3, 2010	$—	$(189)	$—
Total derivatives, net liability at June 27, 2009	$—	$(246)	$—

13. Other Income, net:

Other income included the following items (dollars in thousands):

	Fiscal
	2010	2009	2008
Interest income	$(30)	$(69)	$(38)
Settlement of outstanding contract	—	—	(300)
Other	—	(9)	12

	$(30)	$(78)	$(326)

During the second quarter of Fiscal 2008, the Company received a payment of $300,000 for the settlement and release of a contract for which the Company no longer had performance obligations. The settlement of this contract resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.02.

14. Lease Obligations:

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at July 3, 2010 (dollars in thousands):

	Operating Lease Commitments			Total Operating Lease Commitments	Closed Location Cash Sublease Amounts Due to the Company	Operating Lease Commitments, net of Sublease Amounts due to the Company
	Continuing Operations		Discontinued Operations
Fiscal Year	Vehicle and Other Leases	School Real Estate Leases	Closed Location Real Estate Leases
2011	1,006	39,900	2,271	43,177	1,789	41,388
2012	806	38,315	1,964	41,085	1,607	39,478
2013	445	35,495	1,773	37,713	1,421	36,292
2014	337	32,620	1,290	34,247	938	33,309
2015	220	30,420	1,149	31,789	851	30,938
2016 & thereafter	51	165,323	462	165,836	—	165,836

Total	$2,865	$342,073	$8,909	$353,847	$6,606	$347,241

Net operating lease commitments are the net cash amounts due from the Company to third-party landlords not covered by underlying sub-leases from a third party sub-tenant or assignee. The amount is net of closed location real estate leases less closed location cash sublease amounts due to the Company. The Company’s liability with respect to closed location real estate leases could change if a sublessee defaults under their sublease with the Company or if the Company is successful in subleasing additional closed schools, extending existing sublease agreements or

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

mitigating the commitment in some other form. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2011 and 2017.

In addition to the lease obligations noted above, the Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of July 3, 2010 is $1,659,000. Rent expense for all leases included in continuing operations was $40,523,000, $37,376,000 and $32,254,000 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

15. Lease Reserves:

The Company records estimated costs for school closures at the cease-use date. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At July 3, 2010 and June 27, 2009 the lease reserve for closed schools was $759,000 and $960,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

	For the Fiscal Year Ended
	July 3, 2010	June 27, 2009
Lease reserve at the beginning of period	$960	$1,065
Payments against reserve	(655)	(487)
Adjustments to reserve:
Discontinued Operations	454	340
Continuing Operations	—	42

Lease reserve at end of period	$759	$960

16. Costs Associated with Exit Activities:

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the consolidated statements of income for all periods presented, net of tax were as follows (dollars in thousands):

	Fiscal
	2010	2009	2008
Revenues	$—	$1,761	$2,057
Cost of services	(176)	(2,242)	(2,341)
Rent and other	(720)	(1,112)	(245)
Closed school lease reserves	(454)	(340)	1,028

Loss from discontinued operations before income tax benefit	(1,350)	(1,933)	499
Income tax benefit	516	764	(186)

Loss from discontinued operations	$(834)	$(1,169)	$313

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fiscal 2009 discontinued operations include, among other items, the results of a school that was closed during the fourth quarter of Fiscal 2009. As of June 27, 2009, based upon the provisions of the lease to this property, the Company had notified the landlord of the property of issues regarding the physical condition of the property and terminated rent payments to the landlord. At that time, the resolution of the lease was not known and the Company had not deemed future payment of its lease obligations to the landlord as probable and subsequently did not accrue for such future payments, however the Company did continue to accrue for monthly rent as payments were subsequently withheld. During the second quarter of Fiscal 2010, the Company resolved this issue with the landlord and paid the landlord $350,000 to terminate this lease and release the Company from any future obligations associated with the property at which time, the Company recognized a pre-tax charge of $286,000.

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute in the amount of $1,250,000 to be paid to the Company over five years. The net gain resulting from this settlement is $1,028,000 after costs and discount for the five year collection period. This gain resulted in an increase to Fiscal 2008 basic and diluted earnings per share of $0.06 included in discontinued operations (see Note 2).

17. Stockholders’ Equity:

Preferred Stock:

In 1995, the Company issued 1,063,830 shares of the Company’s non-voting Series D Convertible Preferred Stock for a purchase price of $2,000,000. The Series D Convertible Preferred Stock was convertible, until August 31, 2003, to common stock. The Series D Convertible Preferred Stock is no longer convertible. Holders of Series D Convertible Preferred Stock are not entitled to dividends, unless dividends are declared on the Company’s common stock. Upon liquidation, the holders of shares of Series D Convertible Preferred Stock are entitled to receive, before any distribution or payment is made upon any common stock, $1.88 per share plus any unpaid dividends. At July 3, 2010 and June 27, 2009, 1,063,830 shares of Series D Convertible Preferred Stock were outstanding.

18. Stock Based Compensation.

As of July 3, 2010, approximately 1,302,000 stock options were issued and outstanding and 71,000 shares of restricted stock had been granted and are classified as equity awards. As of July 3, 2010, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 404,000.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “Plan”). Under the Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All stock option grants to date under the Plan have been non-qualified stock options which vest over three years (except that stock options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately). Stock option grants under the Plan have contractual terms between seven and ten years.

Beginning in Fiscal 2008, stock-based compensation awarded to the Company’s non-employee Board of Directors was granted in the form of restricted stock awards (“RSA”) that vest the earlier of the first anniversary of the date of the grant or the day prior to the next annual meeting of the Company’s stockholders at which directors are elected. As of July 3, 2010, 61,000 RSAs have been granted to the Company’s non-employee Board of Directors. During the third quarter of Fiscal 2010, the Company granted an RSA of 10,000 shares to a Senior Vice President of the Company. This RSA is subject to a service period of three years prior to vesting.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Through July 3, 2010, approximately 1,074,000 non-qualified stock options and 71,000 RSAs had been issued and are outstanding under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through July 3, 2010, 11,000 non-qualified stock options have been issued and are outstanding under the 2000 Stock Option Plan for Consultants. Stock option grants under the 2000 Stock Option Plan for Consultants have a contractual term between seven and ten years.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance there-under of 719,000 were cancelled. At July 3, 2010, 218,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan. Stock option grants under the 1995 Stock Incentive Plan have a contractual term of ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal
	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	28.2%	26.3%	21.7%
Risk-free interest rate	2.9%	3.6%	4.2%
Weighted average expected life of options	6 years	6 years	6 years
Expected rate of forfeiture	2.6%	5.1%	7.3%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense is included in general and administrative expense in the statements of income for Fiscal 2010, Fiscal 2009 and Fiscal 2008 and was $1,107,000, $1,012,000 and $717,000, respectively. As of July 3, 2010, there was $1,113,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.2 years. The Company expects to continue its historical practice of issuing stock options and RSAs, which will result in additional stock-based compensation in the future, although amounts may vary.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of option activity under the Company’s employee stock option plans for the fiscal years ended July 3, 2010, June 30, 2009 and June 28, 2008 and changes during the years then ended is as follows:

	Shares Available for Grant	Outstanding		Exercisable
		Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price
Balance at June 30, 2007	1,016,000	861,000	$7.71	608,000	$6.91

Granted at market	(167,000)	167,000	14.70	—	—
Cancelled	21,000	(21,000)	11.79	—	—
Exercised	—	(29,000)	7.61	—	—

Balance at June 28, 2008, not including RSAs	870,000	978,000	$8.82	687,000	$7.26

RSAs Granted at market	(17,000)	n.a.	n.a.	n.a.	n.a.

Balance at June 28, 2008, net of RSA grants	853,000	978,000	$8.82	687,000	$7.26

Stock options:
Granted at market	(239,000)	239,000	15.26	—	—
Cancelled	1,000	(1,000)	14.73	—	—
Exercised	—	(62,000)	5.89	—	—

Balance at June 27, 2009, not including RSAs	615,000	1,154,000	$10.28	775,000	$8.17

RSAs Granted at market	(17,000)	n.a.	n.a.	n.a.	n.a.

Balance at June 27, 2009, net of RSAs	598,000	1,154,000	$10.28	775,000	$8.17

Stock options:
Granted at market	(182,000)	182,000	9.87	—	—
Cancelled	25,000	(25,000)	9.27	—	—
Exercised	—	(9,000)	6.43	—	—

Balance at July 3, 2010, not including RSAs	441,000	1,302,000	$10.27	915,000	$9.25

RSAs Granted at market	(37,000)	n.a.	n.a.	n.a.	n.a.

Balance at July 3, 2010, net of RSAs	404,000	1,302,000	$10.27	915,000	$9.25

The aggregate intrinsic value for options outstanding and options exercisable at July 3, 2010, was approximately $283,000. The aggregate intrinsic value for options exercised during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $23,000, $429,000 and $209,000, respectively. The weighted average remaining contractual terms for options outstanding and options exercisable at July 3, 2010 were approximately 4.9 years and 4.7 years, respectively. The total fair value of options vested during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $768,000, $573,000 and $416,000, respectively. The weighted average fair value of stock options granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $3.17, $4.88 and $4.47, respectively. The total number of options not yet vested as of July 3, 2010 and June 27, 2009, was 387,000 shares and 380,000 shares, respectively with a weighted average exercise price of $12.67 and $14.59, respectively.

19. Income Taxes:

The Company is subject to income taxes in the U.S. federal jurisdiction, and various U.S. states’ jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before Fiscal 2005.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During Fiscal 2008, the Company recognized approximately a $44,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the July 1, 2007 accumulated deficit balance. Also during Fiscal 2008, the Company recognized $21,000 of expense related to accrued interest and penalties in regard to unrecognized tax benefits. Additionally, during Fiscal 2008, the Company reduced its state net operating loss carry-forwards and the corresponding valuation allowance by $1,392,000. At July 3, 2010 and June 27, 2009, there were no remaining unrecognized tax benefits included on the Company’s balance sheet as the statutes of limitations related to the items previously recorded have expired.

The provision for income taxes attributable to income before income taxes consisted of the following (dollars in thousands):

	For the Fiscal Years
	2010	2009	2008
Current tax provision
Federal	$1,608	$3,249	$4,002
State	227	449	542

Total	1,835	3,698	4,544
Deferred tax provision
Federal	(109)	(67)	68
State	(15)	(9)	9

Total	(124)	(76)	77

Income tax expense	$1,711	$3,622	$4,621

Reconciliation between the statutory federal income tax rate and the effective income tax rates on income before income taxes is as follows (dollars in thousands):

	For the Fiscal Years
	2010	2009	2008
U.S. federal statutory rate	$1,499	$3,182	$4,070
State taxes, net of federal tax benefit	212	440	551
Goodwill and other non deductible expenses	—	—	—

	$1,711	$3,622	$4,621

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry- forwards that give rise to a significant portion of deferred tax assets and (liabilities) are as follows (dollars in thousands):

	As of
	July 3, 2010		June 28, 2008
	Deferred tax assets (liabilities)
	Current	Long Term	Current	Long Term
Goodwill amortization and impairments	$—	$(9,036)	$—	$(6,521)
Fixed asset depreciation and impairments	—	4,246	—	3,939
Closed school lease reserves	—	211	—	264
Stock option and deferred compensation	—	1,832	—	1,430
Deferred rent expense	—	305	—	563
Gain on settlement of contract	—	11	—	22
Mark-to-Market on Swap contracts	—	39	—	99
Prepayments, accruals and reserves	749	59	443	62

	$749	$(2,333)	$443	$(142)

As of July 3, 2010, the Company has utilized all previously generated state and federal net operating loss carry-forwards.

20. Employee Benefit Plans:

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of the employee’s salary. The Company’s matching contributions under the Plan were $416,000, $411,000 and $389,000 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. The Company’s contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors and are subject to a five-year vesting period subsequent to the employee’s initial plan participation date. At July 3, 2010 and June 27, 2009, the Company has included $1,281,000 and $850,000 in “Other long term liabilities” to reflect its liability under the plan, respectively. As of July 3, 2010 and June 27, 2009, there was $174,000 and $161,000 of unvested Company contributions to the deferred compensation plan, respectively. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company has recognized $293,000, $201,000 and $302,000 of general and administrative expense reflecting the prorated vesting of employer contributions into the plan, respectively.

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), during Fiscal 2009, the Company recorded an adjustment of $266,000 reducing the deferred compensation liability and reducing general and administrative expense for Fiscal 2009. This adjustment to the Company’s financial statements was immaterial both as it related to Fiscal 2009 as well as each of the periods from the inception of the deferred compensation plan. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has established a rabbi trust fund to finance the obligations under the plan with corporate owned whole life insurance contracts on certain individuals who are participants in the plan. At July 3, 2010 and June 27, 2009, there were two individuals, both employees of the Company. At July 3, 2010 and June 27, 2009, the total carrying value of the two policies was $13,400,000. The Company has included $1,238,000 and $1,021,000 in “Deposits and other assets” as of July 3, 2010 and June 27, 2009, respectively, which represents the cash surrender value of these policies. Premiums for Fiscal 2011 through Fiscal 2016 are expected to be approximately $50,000 per year, but will fluctuate based upon funding levels of the plan.

21. Commitments and Contingencies:

The United States Department of Justice (Disability Rights Section of the Civil Rights Division) filed a lawsuit on April 29, 2009 in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that the Company violated Title III of the Americans with Disabilities Act of 1990 by excluding children with disabilities from its schools and programs. The complaint seeks an unspecified amount in compensatory damages and civil penalties, as well as declaratory and injunctive relief.

The Company is not able at this time to estimate the range of loss, if any, arising out of this matter since its outcome is uncertain. Although it does not expect that the resolution of the matter will have a material adverse effect on its financial condition, results of operations or cash flows, there can be no assurances in this regard.

The Company is engaged in other legal actions arising in the ordinary course of its business. The Company currently believes that the ultimate outcome of all such pending matters will not have a material adverse effect on the Company’s consolidated financial statements, although the significance of these pending matters on the Company’s future operating results and cash flows depends on the level of future results of operations and cash flows, as well as on the timing and amounts, if any, of the ultimate outcome.

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

22. Related Party Transactions:

There were no related party transactions for the periods included in this Form 10-K.

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

23. Segment Information:

The Company’s operations are organized into the following operating segments:

(1)	Private Pay Schools includes a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia. Other includes corporate overhead expenses which primarily support the Private Pay Schools operations.

(2)	The Laurel Springs School is a global K-12 online distance learning school headquartered in Ojai, California which includes students in all fifty United States and a number of other countries. The Laurel Springs School was acquired during September of Fiscal 2010.

	Fiscal 2010			Fiscal 2009	Fiscal 2008
	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Private Schools & Other
Total revenue	$225,279	$6,756	$232,035	$220,103	$204,201

Depreciation and amortization:
Continuing operations	$9,063	$906	$9,969	$9,668	$7,200
Discontinued operations	25	—	25	419	120

Total depreciation and amortization	$9,088	$906	$9,994	$10,087	$7,320

Gross profit	$24,730	$4,166	$28,896	$28,984	$30,651

Interest expense	1,571	—	1,571	981	475
Income tax expense (benefit)	1,732	(21)	1,711	3,622	4,621
Net income	1,905	(33)	1,872	4,564	7,678
Total additions to property, plant and equipment	5,233	292	5,525	7,450	8,122
Intangible assets excluding goodwill	4,751	3,311	8,062	6,725	7,080
Goodwill	73,996	9,279	83,275	71,489	65,223
Segment assets
Continuing operations	$118,676	$13,998	$132,674	$117,681	$111,052
Discontinued operations	1,722	—	1,722	1,894	2,096

Total Assets	$120,398	$13,998	$134,396	$119,575	$113,148

Nobel Learning Communities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

24. Quarterly Results of Operations (unaudited):

The following table shows certain unaudited financial information for the Company for the interim periods indicated. The unaudited financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position. Quarterly results may vary from year to year depending on the timing and amount of revenues and costs associated with new school development and acquisitions. (dollars in thousands, except per share data):

Quarterly Results Adjusted for Discontinued Operations
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$50,623	$50,903	$58,593	$55,872	$60,188	$56,918	$62,631	$56,410
Gross profit	3,144	4,972	8,417	8,803	8,366	8,708	8,969	6,501
Income (loss) from continuing operations, net of tax	(1,232)	(128)	1,395	2,358	1,231	2,544	1,312	959
Income (loss) from discontinued operations, net of tax	(200)	(230)	(377)	(239)	(73)	(207)	(184)	(493)

Net income (loss)	$(1,432)	$(358)	$1,018	$2,119	$1,158	$2,337	$1,128	$466

Basic loss per share
Continuing operations	$(0.12)	$(0.01)	$0.13	$0.23	$0.12	$0.24	$0.12	$0.09
Discontinued operations, net of tax	(0.02)	(0.02)	(0.04)	(0.02)	(0.01)	(0.02)	(0.02)	(0.05)

Net income (loss) per common share	$(0.14)	$(0.03)	$0.10	$0.21	$0.11	$0.22	$0.11	$0.04

Diluted income (loss) per share:
Continuing operations	$(0.12)	$(0.01)	$0.13	$0.22	$0.12	$0.24	$0.12	$0.09
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.02)	(0.01)	(0.02)	(0.02)	(0.05)

Net income (loss) per common share	$(0.14)	$(0.03)	$0.10	$0.20	$0.11	$0.22	$0.11	$0.04

Net income per share totals may not sum due to rounding

25. Subsequent Events:

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and has determined that there have not been any events that have occurred that would require adjustments to or additional disclosures in the audited consolidated financial statements.