Form 10-Q
period 2010-10-02
NOBEL LEARNING COMMUNITIES INC
filed 2010-11-12
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at November 5, 2010 was 10,567,601.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I, Item 2; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on this Form 10-Q and under Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010. Potential risks and uncertainties include, among others, unemployment rates impacting our current or future enrollments; changes in general economic conditions; the implementation and results of our ongoing strategic initiatives; our ability to compete with new or existing competitors; dependence on senior management and other key personnel; the litigation with the Department of Justice relating to alleged violations of the American with Disabilities Act; and the high concentration of ownership of the Company’s stock among its four largest stockholders. The Company’s results may also be affected by general factors, which include amongst other items, political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	October 2, 2010	July 3, 2010
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,116	$1,606
Customer accounts receivable, less allowance for doubtful accounts of $449 at October 2, 2010 and $464 at July 3, 2010	1,057	957
Note receivable, current portion	250	250
Deferred tax asset	234	749
Prepaid rent	3,411	3,425
Prepaid expenses and other current assets	6,591	2,746

Total Current Assets	12,659	9,733

Property and equipment, at cost	88,427	86,907
Accumulated depreciation and amortization	(58,886)	(57,863)

Property and equipment, net	29,541	29,044

Goodwill	83,275	83,275
Intangible assets, net	7,491	8,062
Note receivable	227	473
Deposits and other assets	4,186	3,809

Total Assets	$137,379	$134,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$19,276	$19,534
Income taxes payable	—	752
Current portion of lease obligations	185	226
Deferred revenue	22,402	15,756

Total Current Liabilities	41,863	36,268

Long-term obligations	20,900	21,500
Long-term portion of lease obligations	494	533
Deferred tax liability	2,031	2,060
Other long term liabilities	2,284	2,055

Total Liabilities	67,572	62,416

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,567,601 and 10,550,701 shares issued and outstanding at October 2, 2010 and July 3, 2010, respectively	10	10
Additional paid-in capital	60,713	60,427
Retained earnings	9,150	11,601
Accumulated other comprehensive loss	(67)	(59)

Total Stockholders’ Equity	69,807	71,980

Total Liabilities and Stockholders’ Equity	$137,379	$134,396

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	October 2, 2010	September 26, 2009

Revenues	$52,230	$50,623

Personnel costs	26,388	25,036
School operating costs	8,413	7,801
Rent and other	15,021	14,642

Cost of services	49,822	47,479

Gross profit	2,408	3,144

General and administrative expenses	5,963	4,887

Operating loss	(3,555)	(1,743)
Interest expense	417	267
Other income	(5)	(7)

Loss from continuing operations before income taxes	(3,967)	(2,003)
Income tax benefit	(1,602)	(771)

Loss from continuing operations	(2,365)	(1,232)
Loss from discontinued operations, net of income taxes	(86)	(200)

Net loss	$(2,451)	$(1,432)

Basic and diluted loss per share:
Loss from continuing operations	$(0.22)	$(0.12)
Loss from discontinued operations	(0.01)	(0.02)

Net loss per share	$(0.23)	$(0.14)

Weighted average basic and diluted common shares outstanding:	10,553	10,498

Net loss per share totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Thirteen Weeks Ended October 2, 2010

(Dollars in thousands except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(loss) income	Total

July 3, 2010	1,063,830	$1	10,550,701	$10	$60,427	$11,601	$(59)	$71,980
Net loss	—	—	—	—	—	(2,451)	—	(2,451)
Change in fair value of swap contracts, net of tax	—	—	—	—	—	—	(8)	(8)

Total comprehensive loss								(2,459)

Stock option compensation	—	—	—	—	286	—	—	286
Issuance of restricted share awards	—	—	16,900	—	—	—	—	—

October 2, 2010	1,063,830	$1	10,567,601	$10	$60,713	$9,150	$(67)	$69,807

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	October 2, 2010	September 26, 2009
Cash Flows from Operating Activities:
Net loss	$(2,451)	$(1,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,507	2,300
Reserve for lease costs for discontinued operations	77	94
Deferred taxes	487	351
Provision for losses on accounts receivable	183	141
Stock based compensation	286	305
Other	—	(12)

Changes in Assets and Liabilities, net of business combinations:
Customer accounts receivable	(283)	(405)
Prepaid expenses and other current assets	(3,832)	(2,262)
Other assets and liabilities	(157)	(193)
Deferred revenue	6,646	2,877
Accounts payable and other current liabilities	(1,402)	(4,766)

Net Cash Provided by (Used in) Operating Activities	2,061	(3,002)

Cash Flows from Investing Activities:
Purchases of fixed assets, net of acquired amounts	(2,201)	(1,684)
School acquisitions	—	(11,983)
Proceeds from payment of note receivable	250	500

Net Cash Used in Investing Activities	(1,951)	(13,167)

Cash Flows from Financing Activities:
Borrowings of long term debt	12,975	37,650
Repayment of long term debt	(13,575)	(19,550)
Proceeds from exercise of stock options	—	9
Tax benefits from exercise of stock options and issuance of stock awards	—	1

Net Cash (Used in) Provided by Financing Activities	(600)	18,110

Net (decrease) increase in cash and cash equivalents	(490)	1,941
Cash and cash equivalents at beginning of period	1,606	786

Cash and cash equivalents at end of period	$1,116	$2,727

Supplemental disclosure of cash flow information:
Interest paid	$162	$179
Income taxes paid, net	$820	$237

The accompanying notes are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen Weeks Ended October 2, 2010

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at October 2, 2010 and results of operations for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

Due to the inherently seasonal nature of the education and preschool businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2011 refer to the 52 weeks ending July 2, 2011. References to Fiscal 2010 refer to the 53 weeks ended July 3, 2010. The first quarters of Fiscal 2011 and Fiscal 2010 are each comprised of thirteen weeks.

The Company has reclassified certain previously reported amounts to conform to the current period’s presentation.

The Company’s critical accounting policies are unchanged from those described in the Company’s Annual Report on Form 10-K for Fiscal 2010 for the fiscal year ended July 2, 2010.

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

In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which became effective for the Company in Fiscal 2011. Adoption requires additional disclosure to delineate such categories in the notes to the Company’s consolidated financial statements (see Note 8).

In October 2009, the FASB issued new guidance regarding multiple deliverable revenue arrangements. The new guidance revises certain accounting for revenue arrangements with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the new guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. The new guidance is effective for Fiscal 2011. We do not expect that the adoption of this new guidance will have a material impact on our financial position, results of operations or cash flows.

Note 2. Earnings Per Share

Earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of basic earnings per share, weighted average number of shares outstanding is used as the denominator. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume the exercise of options if such shares are dilutive. The Company was in a loss position for the thirteen weeks ended October 2, 2010 and September 26, 2009. The common stock equivalents of stock options during the thirteen weeks ended October 2, 2010 and September 26, 2009 were not included in the computation of diluted earnings per share as they were anti-dilutive. Earnings per share is computed as follows (dollars and average common stock outstanding in thousands):

	For the Thirteen Weeks Ended
	October 2, 2010	September 26, 2009
Basic loss per share:
Net loss	$(2,451)	$(1,432)
Weighted average common shares outstanding	10,553	10,498

Basic loss per share	$(0.23)	$(0.14)

The Company excluded 1,574,000 and 1,330,000 potentially dilutive common shares (stock options) from the computation of diluted net loss per share for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively, as their effect would have been anti-dilutive given the net loss incurred in these periods.

Note 3. Acquisitions:

During the first quarter of Fiscal 2010, the Company completed two acquisitions. Both acquisitions are consistent with the Company’s growth strategy in the private pay education market and provide an expansion within an existing market and the expansion of the Company’s learning platform. The acquisitions are summarized as follows:

•

During the first quarter of Fiscal 2010, the Company completed the acquisition of all of the stock of Laurel Springs School (“LSS”) and substantially all of the assets of The Learning Springs (“TLS”), both based in Ojai, California. LSS is an online and distance learning school (www.laurelsprings.com). Laurel Springs’ educational program spans the entire K-12 market and has a fully accredited curriculum that includes Honors AP Courses, a Gifted and Talented program, a chapter of the National Honors Society and a strong college preparatory program. Laurel Springs’ student body and alumni includes elite athletes, entertainers, and home schooled students and concurrent students from all 50 states and from numerous foreign countries. Laurel Springs extends the Company’s educational programs through high school and provides a fully integrated K-12 platform.

•

During the first quarter of Fiscal 2010 the Company completed the acquisition of all of the stock of Gifted Child Studies, Inc. (“GCS”). GCS added one elementary school to the Company’s existing market coverage in the San Diego, California market.

A summary of the purchase price and the allocation of estimated fair value of the net assets and liabilities acquired or assumed, are presented below (dollars in thousands):

				Acquired Intangible Assets at Fair Value
Acquired Entity	Net cash paid at acquisition	Net non-cash working capital assets/ (liabilities) included in purchase price	Goodwill	Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)	Restrictive Covenants	Amortizable Asset Life (years)	Other Long-Term Assets (Liabilities) at Fair Value	Total purchase price of acquisition
Fiscal 2010 Acquisitions

Laurel Springs School	$10,444	$(2,539)	$9,088	$1,126	5	$2,035	10	$150	5	$585	$12,984
Gifted Child Studies, Inc.	1,539	(1,611)	2,698	264	20	302	7	—	n/a	(115)	3,149

Total Fiscal 2010 acquisitions	$11,983	$(4,150)	$11,786	$1,390		$2,337		$150		$470	$16,133

Total acquisition costs recognized as general and administrative expense during the thirteen weeks ended September 26, 2009 were $128,000. Goodwill is not deductible for income tax purposes for either LSS or GCS.

The following unaudited pro forma results of operations assume that acquisitions were completed at the beginning of Fiscal 2010 (dollars in thousands, except per share data):

	Thirteen Weeks Ended
	October 2, 2010	September 26, 2010
Revenues	$52,230	$51,886
Net loss	(2,451)	(1,866)
Loss per share - basic	$(0.23)	$(0.18)

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. At October 2, 2010 and July 3, 2010, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		October 2, 2010			July 3, 2010
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance

Goodwill	n.a.	$83,275	$—	$83,275	$83,275	$—	$83,275

Amortized intangible assets:
Franchise agreement	130	$580	$277	$303	$580	$260	$320
Trade names	194	4,317	849	3,468	4,317	743	3,574
Student rosters	80	8,485	4,876	3,609	8,485	4,436	4,049
Restrictive covenants		150	39	111	150	31	119

Total Intangible Assets		$13,532	$6,041	$7,491	$13,532	$5,470	$8,062

Amortization expense related to intangible assets was $571,000 and $495,000 for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively.

Note 5. Credit Agreement

The Company and its lenders entered into a credit agreement during Fiscal 2008 which has subsequently been amended (“2008 Amended Credit Agreement”). The 2008 Amended Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions. Under the terms of the 2008 Amended Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations.

As of October 2, 2010 and July 3, 2010, outstanding borrowings totaled $20,900,000 and $21,500,000, respectively and outstanding letters of credit as of October 2, 2010 and July 3, 2010 were $2,615,000.

The Company’s obligation under its 2008 Amended Credit Agreement bears interest, at the Company’s option, at either:

(1)	a selected LIBOR rate plus a margin based on our debt to defined EBITDA leverage ratio; or

(2)	a defined base rate plus a margin based on our debt to defined EBITDA leverage ratio.

The applicable margins may be adjusted quarterly based on the leverage ratio and adjusted periodically based on adjustments to the indexed LIBOR rate or defined base rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the margin applicable to loans under the 2008 Amended Credit Agreement bearing interest based on the selected LIBOR rate.

The ranges of margins applicable during the thirteen week periods ended October 2, 2010 and September 26, 2009 were as follows:

Spreads added to LIBOR or Base Rates Thirteen weeks ended
	October 2, 2010	September 26, 2009
LIBOR rate plus debt to defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	1.50% - 2.75%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%

As of October 2, 2010 and July 3, 2010, included in deposits and other assets on the Company’s balance sheet are deferred financing costs of $701,000 and $791,000, respectively. These costs are amortized to interest expense on a straight-line basis over the life of the underlying indebtedness. During the thirteen weeks ended October 2, 2010 and September 26, 2009, the Company recognized interest expense related to the amortization of financing costs of $77,000 and $51,000, respectively.

The 2008 Amended Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008 Amended Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under the 2008 Amended Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted. The Company’s obligations under the 2008 Amended Credit Agreement are collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. Consistent with the terms of this agreement, as of October 2, 2010, $750,000 of the note has been collected. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. At October 2, 2010 and July 3, 2010, the unaccreted discount related to this note was $20,000 and $27,000, respectively. During the thirteen weeks ended October 2, 2010 and September 26, 2009, $7,000 was recognized as income from discontinued operations.

Note 7. Derivative Financial Instruments and Comprehensive Income:

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, including rate and price fluctuations and elements of credit risk in the event the counterparty should default. Amounts received or paid with regard to derivative instruments as a part of designated transactions result in the reclassification of amounts previously recognized as other comprehensive income related to the forecasted transaction, which when realized, are netted in interest expense. Amounts reclassified into earnings as additional interest expense related to designated derivative instruments for the thirteen weeks ended October 2, 2010 and September 26, 2009 were $41,000 and $75,000, respectively.

At October 2, 2010 and July 3, 2010, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly-effective:

Swap #	Notional Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
1	$3,000,000	1.15%	LIBOR	February 27, 2012
2	5,000,000	1.48%	LIBOR	March 26, 2012

In addition to the above interest rate swaps, during Fiscal 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap was terminated and replaced with a new interest rate swap with a termination date of May 28, 2012 and a rate of 1.86%. This swap is not fully effective and changes in value are recognized on the Company’s Consolidated Statements of Operations. As of October 2, 2010, the fair value of the new interest rate swap was a liability of $119,000.

The following tables present the fair value of the Company’s interest rate swaps as well as their classification on the balance sheet as of October 2, 2010 and on the consolidated statement for income of the period ended October 2, 2010 (dollars in thousands):

Fair Value of Interest Rate Swaps as of October 2, 2010
	Notional Amount	Balance Sheet Classification	Fair Value

Interest rate swap contracts designated as hedging instruments	$8,000	Other long term liabilities	$(112)
		Accumulated other comprehensive loss	67

Interest rate swap contract not designated as hedging instruments	5,000	Other long term liabilities	(119)

The Effect of Interest Rate Swaps on the Statement of Operatons for the Thirteen Weeks Ended October 2, 2010
	Notional Amount	Statement of Income Classification	Unrealized Loss

Interest rate swap not designated as a hedging instrument	$5,000	Interest expense	$16

If the Company were to settle the underlying LIBOR-based debt instruments, any unrealized gains or losses reported in Accumulated Other Comprehensive Income for cash flow hedges would be reclassified into earnings during the period in which the underlying instruments were settled. The Company does not anticipate any of these instruments to settle during the twelve months subsequent to October 2, 2010.

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

The fair value of short-term financial instruments such as cash, accounts receivable and accounts payable and accrued expenses approximates their carrying value on the consolidated balance sheets.

The carrying values for the Company’s long-term debt and note receivable approximate fair value based on current rates that management believes could be obtained for similar debt instrument and note.

The Company receives third-party valuations from financial institutions to assign values to derivative instruments. The Company assessed the institutions’ valuation techniques, noting that the specialists use industry recognized discounted cash flow models that utilize inputs which substantially fall within Level 2 of the fair value hierarchy. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of October 2, 2010 and July 3, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net, see Note 7) measured at fair value on a recurring basis as of October 2, 2010 and July 3, 2010, aggregated by the level in the fair value hierarchy within which those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Total derivatives, net liability at October 2, 2010	$—	$(231)	$—
Total derivatives, net liability at July 3, 2010	$—	$(189)	$—

Note 9. Advertising

General advertising costs, which include yellow pages and mass media advertising, consulting fees for the development and delivery of advertising and marketing strategies and internet based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended October 2, 2010 and September 26, 2009 were $1,012,000 and $951,000, respectively. As of October 2, 2010 and July 3, 2010, prepaid advertising expense totaled $303,000 and $324,000, respectively.

Note 10. Cash

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $72,000 and $450,000 at October 2, 2010 and July 3, 2010, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 11. Lease Reserves

The Company records estimated costs for school closures at the cease-use date. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At October 2, 2010 and July 3, 2010 the lease reserve for closed schools was $679,000 and $759,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at July 3, 2010	$759
Payments against reserve	(157)
Adjustments to reserve	77

Lease reserve at October 2, 2010	$679

The Company has made guarantees for eleven leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of October 2, 2010 is $1,471,000.

Note 12. Discontinued Operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax are as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	October 2, 2010	September 26, 2009
Cost of services	(22)	(60)
Rent and other	(120)	(265)

Loss from discontinued operations before income tax benefit	(142)	(325)
Income tax benefit	56	125

Loss from discontinued operations	$(86)	$(200)

Note 13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	October 2, 2010	July 3, 2010
Accounts payable	$6,833	$8,016
Accrued payroll and related items	6,043	4,560
Accrued property taxes	1,315	1,401
Accrued rent	1,928	1,844
Other accrued expenses	3,157	3,713

	$19,276	$19,534

Note 14. Stock Based Compensation

As of October 2, 2010, approximately 1,485,000 stock options were issued and outstanding and 88,000 shares of restricted stock had been granted. As of October 2, 2010, the total number of shares of common stock still available for issuance under the Company’s stock compensation plans was 204,000.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “Plan”). Under the Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. The purpose of the Plan is to attract and retain quality employees. All stock option grants to date under the Plan have been non-qualified stock options which vest over three years (except that stock options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board of Directors vest immediately). Stock option grants under the Plan have contractual terms between seven and ten years and Restricted Stock Awards (“RSAs”) issued under the Plan vest three years after the issuance date. Through October 2, 2010, 1,256,000 non-qualified stock options and 88,000 RSAs had been issued and are outstanding under the Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants. This plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through October 2, 2010, 11,000 non-qualified stock options have been issued and are outstanding under the 2000 Stock Option Plan for Consultants. Stock option grants under the 2000 Stock Option Plan for Consultants have a contractual term between seven and ten years.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,000 were cancelled. At October 2, 2010, 218,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan. Stock option grants under the 1995 Stock Incentive Plan have a contractual term of ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen Weeks Ended
	October 2, 2010	September 26, 2009

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	28.2%	26.3%
Risk-free interest rate	2.9%	3.6%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	2.6%	5.1%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense is included in general and administrative expense in the Consolidated Statements of Operations for the thirteen weeks ended October 2, 2010 and September 26, 2009 and was $286,000 and $305,000, respectively. As of October 2, 2010, there was $1,288,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.49 years. The Company expects to continue its historical practice of issuing stock options and RSAs, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of option activity under the Company’s stock option plans for the thirteen weeks ended October 2, 2010 is as follows:

		Outstanding		Exercisable
	Shares Available for Grant	Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price

Balance at July 3, 2010	404,000	1,302,000	$10.27	915,000	$9.25

Granted at market	(208,000)	208,000	6.17	—	—
Cancelled	25,000	(25,000)	9.89	—	—
Exercised	—	—	—	—	—

Balance at October 2, 2010, not including RSAs	221,000	1,485,000	$9.70	1,093,000	$9.96

RSAs Granted at market	(17,000)	n.a.	n.a.	n.a.	n.a.

Balance at October 2, 2010, net of RSA grants	204,000	1,485,000	$9.70	1,093,000	$9.96

The aggregate intrinsic value for options outstanding and options exercisable at October 2, 2010, was approximately $475,000. The weighted average remaining contractual terms for options outstanding and options exercisable at October 2, 2010 were approximately 5.0 years and 4.5 years, respectively. The total fair value of options vested during the thirteen weeks ended October 2, 2010 was $787,000. The weighted average fair value of stock options granted during the thirteen weeks ended October 2, 2010 was $1.98. The total number of options not yet vested as of October 2, 2010 was 393,000 shares with a weighted average exercise price of $9.01.

Note 15. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $87,000 and $100,000 for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. The Company’s contributions are made at the discretion of the Compensation Committee of the Company’s Board of Directors and are subject to a five-year vesting period subsequent to the employee’s initial plan participation date. At October 2, 2010 and July 3, 2010 the Company has included $1,481,000 and $1,281,000 in “Other long term liabilities” to reflect its liability under the plan, respectively. As of October 2, 2010 and July 3, 2010, there was $176,000 and $174,000 of unvested Company contributions to the deferred compensation plan, respectively. During the thirteen weeks ended October 2, 2010 and September 26, 2009, the Company has recognized $156,000 and $61,000 of general and administrative expense reflecting the prorated vesting of employer contributions into the plan, respectively.

The Company has established a rabbi trust fund to finance the obligations under the plan with Company owned whole life insurance contracts on certain individuals who are participants in the plan. At October 2, 2010 and July 3, 2010, there were two individuals, both employees of the Company. At October 2, 2010 and July 3, 2010, the total carrying value of the two policies was $13,400,000. The Company has included $1,622,000 and $1,238,000 in “Deposits and other assets” as of October 2, 2010 and July 3, 2010, respectively, which represents the cash surrender value of these policies.

Note 16. Segment Information:

The Company’s operations are organized into the following operating segments:

(1)	“Private Pay Schools” includes a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia. “Other” includes corporate overhead expenses which primarily support the Private Pay Schools operations.

(2)	The Laurel Springs School is a global K-12 online distance learning school headquartered in Ojai, California which includes students in all fifty United States and a number of other countries. The Laurel Springs School was acquired during September of Fiscal 2010.

	Thirteen Weeks Ended
	October 2, 2010			September 26, 2009
	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Laurel Springs School	Total

Total revenue	$50,760	$1,470	$52,230	$50,008	$615	$50,623

Depreciation and amortization:
Continuing operations	$2,236	$271	$2,507	$2,276	$13	$2,289
Discontinued operations	—	—	—	11	—	11

Depreciation and amortization	$2,236	$271	$2,507	$2,287	$13	$2,300

Gross profit	$1,653	$755	$2,408	$2,922	$222	$3,144

Interest expense	417	—	417	267	—	267

Income tax (benefit) expense	(1,375)	(227)	(1,602)	(810)	39	(771)

Net (loss) income	(2,103)	(348)	(2,451)	(1,493)	61	(1,432)

Total additions to property, plant and equipment	2,148	53	2,201	1,664	20	1,684

Intangible assets, excluding goodwill	4,180	3,311	7,491	6,796	2,650	9,446

Goodwill	74,187	9,088	83,275	73,848	9,519	83,367

Total Assets	$119,798	$15,357	$135,155	$124,455	$14,733	$139,188

Note 17. Commitments and Contingencies

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

Note 18. Shareholder Rights Plan

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

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010, filed with the SEC.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include, but are not limited to:

•	changing economic conditions including unemployment rates, as demand for the Company’s products and services are expected to lag the economic recovery;

•	changing social and economic conditions and their impact on public school systems;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s ability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	impact of regulations related to federal healthcare legislation and increased employer costs of employee healthcare benefits and further employer subsidies;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•	the Company’s ability to renew existing location leases on terms acceptable to the Company;

•	the Company’s ability to obtain the capital required to fully implement its business and strategic plan;

•

competitive conditions in the pre-school, elementary school, and secondary school education and services industry, such as the growth of competitors as possible alternatives to the public school system, including virtual charter schools, charter schools and magnet schools;

•	government regulations affecting school operations, including square footage requirements per student and student/teacher ratios;

•	impacts of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the Company’s ability to protect its intellectual property;

•	if additional jurisdictions pass “living wage” laws, our operations in those jurisdictions could be negatively impacted;

•	breaches in data security could adversely affect the Company’s financial condition and operating results;

•	maintaining accreditation and certain course approvals in its schools and distance learning programs;

•

the establishment of government-mandated universal pre-K or similar programs or benefits that do not allow for participation by for-profit operators or allow for participation at unprofitable reimbursement rates;

•	the Company’s ability to maintain compliance with operational covenants as defined among the Company and its lenders;

•

the impact of the litigation with the U.S. Department of Justice concerning alleged violation of the Americans with Disabilities Act of 1990 on our results of operations or cash flows in future periods; and

•	environmental or health-related events that could affect schools in areas impacted by such events.

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

The Company’s critical accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2010. To date, there have been no changes to these accounting policies.

Interim Goodwill Impairment Analysis

The Company has considered whether a triggering event for potential testing of goodwill impairment may have occurred for the reporting period covered herein. One item of consideration and analysis is that the company’s market capitalization exceeded its book value as of this balance sheet date. Based on this and consideration of other facts and circumstances, the Company believes it has not had a triggering event for this period which would require interim goodwill impairment testing.

Overview

The Company operates a national network of over 180 nonsectarian private Preschool and K+ schools and a global K-12 distance learning and online school. The Company offers an array of ancillary educational services, including before and after school programs, the Camp Zone® summer program and learning support programs. The Company is dedicated to providing a high quality private education through small class sizes, caring and skilled teachers, and attention to individual learning styles. The Company’s school facilities are located in fifteen different states and the District of Columbia.

During the first quarter of Fiscal 2010, the Company acquired Laurel Springs School, an online distance learning provider of K-12 education programs. The Laurel Springs School acquisition is intended to broaden the Company’s educational platform by addressing the K-12 distance learning market, including international opportunities.

During the current economic cycle, the Company has strategically reduced the number of new school openings to coincide with lower demand and the slowdown in housing starts.

The number of students enrolled in our schools and tuition rates are two factors, among several, that impact the Company’s revenue and gross profits. The unemployment rate is one variable that has a direct impact upon enrollments. If unemployment rates improve within the key age groups that represent the majority of our families, the Company believes this will result in increases in future enrollments, revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors.

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

Results for Comparable Schools for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively, are included in Revenue, Personnel Costs, School Operating Costs and Rent and Other section of the Results of Operations section below and results for Core Schools, Acquired Schools and New Schools are summarized in tables presented in the Gross Profit section of the Results of Operations section below.

Results of Operations

At October 2, 2010 the Company operated 184 schools. During the thirteen weeks ending October 2, 2010, the Company did not open any new schools or acquire any schools. During the thirteen weeks ending September 26, 2009, the Company acquired one elementary school and opened three new preschools. Additionally, The Laurel Springs School (“LSS”) was acquired during the first quarter of Fiscal 2010. LSS delivers its curriculum on-line and a physical school location does not exist for its students. Therefore, LSS is not included in the school counts below for the thirteen weeks ended October 2, 2010, and September 26, 2009:

	Thirteen Weeks Ended
	October 2, 2010	September 26, 2009
Number of schools at the beginning of period	184	180

Acquisitions	—	1
Openings	—	3
Closings	—	—

Number of schools at the end of the period	184	184

The table below identifies schools and the periods they were acquired, opened or closed during Fiscal 2010 through October 2, 2010 (the acquisition of LSS is not included in these counts):

	Fiscal 2010				Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Total

Acquired	1	—	—	—	—	1
Opened	3	—	1	—	—	4
Closed	—	(1)	—	—	—	(1)

	4	(1)	1	—	—	4

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen weeks ended October 2, 2010, and September 26, 2009 (dollars in thousands):

	Thirteen		Thirteen
	Weeks Ended	Percent of	Weeks Ended	Percent of	Increase (decrease)
	October 2, 2010	Revenues	September 26, 2009	Revenues	Dollar	Percent

Revenues	$52,230	100.0%	$50,623	100.0%	$1,607	3.2%

Personnel costs	26,388	50.5	25,036	49.5	1,352	5.4
School operating costs	8,413	16.1	7,801	15.4	612	7.8
Rent and other	15,021	28.8	14,642	28.9	379	2.6

Cost of services	49,822	95.4	47,479	93.8	2,343	4.9

Gross profit	2,408	4.6	3,144	6.2	(736)	(23.4)
General and administrative expenses	5,963	11.4	4,887	9.7	1,076	22.0

Operating loss	$(3,555)	(6.8)%	$(1,743)	(3.4)%	$(1,812)	104.0%

The table below shows the number of schools included in each of the four growth categories. Each category is discussed below for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively:

	Thirteen Weeks Ended
School Category	October 2, 2010	September 26, 2009

Comparable	179	179

Core schools	179	167
Acquired schools	1	7
New schools	4	10

Total	184	184

Revenue

Revenue for the thirteen weeks ended October 2, 2010 increased $1,607,000, or 3.2%, to $52,230,000 from $50,623,000 for the thirteen weeks ended September 26, 2009. The revenue increase for the thirteen week periods was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	October 2, 2010	September 26, 2009	Dollar	Percent

Total Company revenue	$52,230	$50,623	$1,607	3.2%

Comparable Schools	$49,196	$49,438	$(242)	(0.5)%

Schools acquired, opened or closed after June 27, 2009:
Acquired	592	—	592	n.m.
New	935	238	697	292.9
Closed	—	167	(167)	(100.0)

LSS	1,470	615	855	139.0
Other	37	165	(128)	(77.6)

	$52,230	$50,623	$1,607	3.2%

Total Company revenue growth for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009 was primarily the result of the acquisitions of LSS and an elementary school, both of which occurred during September 2009, and the ramp-up of new schools opened during Fiscal 2009. The Company also opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010.

Revenue Trends

The revenue results of each of the school categories for the thirteen weeks ended October 2, 2010 (schools acquired, opened or closed subsequent to June 27, 2009) and the thirteen weeks ended September 26, 2009 (schools acquired, opened or closed subsequent to June 28, 2008) are as follows:

	Thirteen weeks ended October 2, 2010	Number of Schools	Percent of Revenue	Thirteen weeks ended September 26, 2009	Number of Schools	Percent of Revenue
Core Schools	$49,196	179	94.2%	$46,781	167	92.4%
Acquired Schools	592	1	1.1	2,279	10	4.5
New Schools	935	4	1.8	783	7	1.5
LSS	1,470		2.8	615		1.2
Other	37		0.1	165		0.3

	$52,230		100.0%	$50,623		100.0%

Acquired Schools’ revenue decreased as a percentage of total revenue to 1.1% for the thirteen weeks ended October 2, 2010, as compared to 4.5% for the thirteen weeks ended September 26, 2009. Acquired Schools for the thirteen weeks ended October 2, 2010 consisted of one elementary school, compared to six preschools and four elementary schools for the thirteen weeks ended September 26, 2009. New Schools’ revenue increased as a percentage of total revenue to 1.8% for the thirteen weeks ended October 2, 2010, as compared to 1.5% for the thirteen weeks ended September 26, 2009. This was reflective of the typical enrollment ramp-up period common to New Schools. New Schools included in the thirteen weeks ended October 2, 2010 were operated an average of 389 days with three of the four New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended September 26, 2009 were operated an average of 208 days with two of the seven New Schools included in this period’s results operating for more than 270 days and two of the seven operating more than 300 days.

LSS revenue increased as a percentage of total revenue to 2.8% for the thirteen weeks ended October 2, 2010, as compared to 1.2% for the thirteen weeks ended September 26, 2009. LSS results during the thirteen weeks ended September 26, 2009 were not reflective of an entire fiscal quarter, as LSS was acquired during September of 2009.

Enrollment trends

The Company estimates Comparable School enrollment trends based on the relationship of average tuition rate increases to Comparable School revenue performance. As an example, a 3% increase in Comparable School revenue could result from a 2% tuition increase and a 1% Comparable School enrollment increase. Tuition rate and implied enrollment decreases for each thirteen week period during Fiscal 2011 and Fiscal 2010 as compared to the same thirteen week periods during Fiscal 2010 and Fiscal 2009 were as follows:

	Comparable School increase (decrease)
Thirteen Weeks Ended	Revenue	Tuition Rate	Enrollment

September 26, 2009 compared to September 27, 2008	(5.8)%	4.5%	(10.3)%
December 26, 2009 compared to December 27, 2008	(4.8)%	4.5%	(9.3)%
March 27, 2010 compared to March 28, 2009	(3.9)%	3.0%	(6.9)%
June 26, 2010 compared to June 27, 2009 (1)	(1.8)%	3.0%	(4.8)%
October 2, 2010 compared to September 26, 2009	(0.5)%	2.3%	(2.8)%

(1) The fourth quarter of Fiscal 2010 included fourteen weeks whereas the fourth quarter of Fiscal 2009 included thirteen weeks. The above reflects revenues during the first thirteen weeks of the fourth quarter of Fiscal 2010.

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

Personnel costs for the thirteen weeks ended October 2, 2010 increased $1,352,000, or 5.4%, to $26,388,000 from $25,036,000 for the thirteen weeks ended September, 2009. The increase in personnel costs for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	October 2, 2010	September 26, 2009	Dollar	Percent

Total Company personnel costs	$26,388	$25,036	$1,352	5.4%

Comparable Schools	$25,077	$24,548	$529	2.2%

Schools acquired, opened or closed after June 27, 2009:
Acquired	375	—	375	n.m.
New	540	227	313	137.9
Closed	—	140	(140)	(100.0)

LSS	396	121	275	227.3

	$26,388	$25,036	$1,352	5.4%

The Company’s overall increase in personnel costs for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009 was primarily the result of the acquisitions of LSS and an elementary school, both of which occurred during September of 2009. In addition, comparable school payroll increased due to increases in staffing required for the opening of new classrooms. The Company also opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010.

Personnel costs increased to 50.5% of revenue for the thirteen weeks ended October 2, 2010 as compared to 49.5% for thirteen weeks ended September 26, 2009. This was comprised of the following:

	Personnel costs as a percentage of revenue
	Thirteen weeks ended
	October 2, 2010	September 26, 2009

Total Company	50.5%	49.5%

Comparable Schools	51.0%	49.7%
Schools acquired or opened subsequent to June 27, 2009 for Fiscal 2011 and June 28, 2008 for Fiscal 2010

Core Schools	51.0%	49.3%
Acquired Schools	63.3%	56.1%
New Schools	57.8%	69.2%

Increases in personnel costs as a percentage of revenue at Comparable Schools and Core Schools for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009 are reflective of a combination of declining enrollments and some additional payroll spending in our schools for new classrooms. Wage rates were generally frozen during the second quarter of Fiscal 2009 and there have not been any Company-wide wage rate increases through October 2, 2010. However, the Company has increased wage rates in connection with promotions, for competitive reasons and with respect to new hires whose salaries may be higher than those of the employees they have replaced. In addition, preschool staffing ratios are mandated by state regulations and as such, some classes and schools are not able to reduce wage costs in line with lower or less than full enrollments and lower revenue. In addition, the Company opened some additional classrooms and added payroll to staff those rooms.

Acquired Schools’ personnel costs increased as a percentage of revenue to 63.3% for the thirteen weeks ended October 2, 2010, as compared to 56.1% for the thirteen weeks ended September 26, 2009. Acquired Schools for the thirteen weeks ended October 2, 2010 included one elementary school. Acquired Schools for the thirteen weeks ended September 26, 2009 included four preschools and three elementary schools.

New Schools’ personnel costs decreased as a percentage of revenue to 57.8% for the thirteen weeks ended October 2, 2010, as compared to 69.2% for the thirteen weeks ended September 26, 2009. This was reflective of the typical enrollment ramp-up period common to New Schools. New Schools included in the thirteen weeks ended October 2, 2010 were operated an average of 389 days with three of the four New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended September 26, 2009 were operated an average of 208 days with two of the seven New Schools included in this period’s results operating for more than 270 days and two of the seven operating more than 300 days.

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

School operating costs for the thirteen weeks ended October 2, 2010 increased $612,000, or 7.8%, to $8,413,000 from $7,801,000 for the thirteen weeks ended September 26, 2009. The increase in school operating costs for the thirteen weeks was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	October 2, 2010	September 26, 2009	Dollar	Percent

Total Company operating costs	$8,413	$7,801	$612	7.8%

Comparable Schools	$7,872	$7,374	$498	6.8%

Schools acquired, opened or closed after June 27, 2009:
Acquired	111	—	111	n.m.
New	173	62	111	179.0
Closed	26	99	(73)	(73.7)

LSS & Other	231	266	(35)	(13.2)

	$8,413	$7,801	$612	7.8%

School operating costs for comparable schools for the thirteen weeks ended October 2, 2010 increased $498,000 as compared to the thirteen weeks ended September 26, 2009. This increase included increased food costs of $124,000, facility maintenance and repair costs of $109,000, teaching supplies of $119,000 and energy costs of $89,000.

The Company’s overall increase in school operating costs for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009 was also the result of the acquisitions of LSS and an elementary school, both of which occurred during September of 2009. The Company also opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010.

School operating costs increased to 16.1% of revenue for the thirteen weeks ended October 2, 2010 as compared to 15.4% for the thirteen weeks ended September 26, 2009. This was comprised of the following:

	School operating costs as a percentage of revenue
	Thirteen weeks ended
	October 2, 2010	September 26, 2009

Total Company	16.1%	15.4%

Comparable Schools	16.0%	14.9%
Schools acquired or opened subsequent to June 27, 2009 for Fiscal 2011 and June 28, 2008 for Fiscal 2010

Core Schools	16.0%	14.8%
Acquired Schools	18.8%	17.6%
New Schools	18.5%	20.2%

Comparable Schools’ operating costs as a percentage of revenue increased to 16.0% from 14.8% for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009. The increase was the result of higher food, facility, teaching supply and energy costs as described above.

Acquired Schools’ operating costs increased as a percentage of revenue to 18.8% for the thirteen weeks ended October 2, 2010, as compared to 17.6% for the thirteen weeks ended September 26, 2009. Acquired Schools for the thirteen weeks ended October 2, 2010 included one elementary school. Acquired Schools for the thirteen weeks ended September 26, 2009 included four preschools and three elementary schools.

New Schools’ operating costs decreased as a percentage of revenue to 18.5% for the thirteen weeks ended October 2, 2010, as compared to 20.2% for the thirteen weeks ended September 26, 2009. This was reflective of the typical enrollment ramp-up period common to New Schools. New Schools included in the thirteen weeks ended October 2, 2010 were operated an average of 389 days with three of the four New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended September 26, 2009 were operated an average of 208 days with two of the seven New Schools included in this period’s results operating for more than 270 days and two of the seven operating more than 300 days.

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

Rent and other costs for the thirteen weeks ended October 2, 2010 increased $379,000, or 2.6%, to $15,021,000 from $14,642,000 for the thirteen weeks ended September 26, 2009. The increase in rent and other costs for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	October 2, 2010	September 26, 2009	Dollar	Percent

Total Company rent and other costs	$15,021	$14,642	$379	2.6%

Comparable Schools	$13,985	$14,006	$(21)	(0.1)%

Schools acquired, opened or closed after June 27, 2009:
Acquired	181	—	181	n.m.
New	492	367	125	34.1
Closed	271	259	12	4.6

LSS	92	10	82	820.0

	$15,021	$14,642	$379	2.6%

The Company’s overall increase in rent and other costs for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009 was primarily the result of the acquisitions of LSS and an elementary school, both which occurred during September of 2009. The Company also opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010.

Rent and other costs slightly decreased to 28.8% of revenue for the thirteen weeks ended October 2, 2010 as compared to 28.9% for thirteen weeks ended September 26, 2009. This was comprised of the following:

	Rent and other costs as a percentage of revenue
	Thirteen weeks ended
	October 2, 2010	September 26, 2009

Total Company	28.8%	28.9%

Comparable Schools	28.4%	28.3%
Schools acquired or opened subsequent to June 27, 2009 for Fiscal 2011 and June 28, 2008 for Fiscal 2010

Core Schools	28.4%	27.6%
Acquired Schools	30.6%	32.5%
New Schools	52.6%	97.1%

Increases in rent and other costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of overall contractual rent and property tax escalations at these schools coinciding with overall enrollment declines due in large part to current economic activity, including increased unemployment rates.

New Schools’ rent and other costs decreased as a percentage of revenue to 52.6% for the thirteen weeks ended October 2, 2010, as compared to 97.1% for the thirteen weeks ended September 26, 2009. This was reflective of the typical enrollment ramp-up period common to New Schools. New Schools included in the thirteen weeks ended October 2, 2010 were operated an average of 389 days with three of the four New Schools included in this period’s results operating for more than 400 days. New Schools included in the thirteen weeks ended September 26, 2009 were operated an average of 208 days with two of the seven New Schools included in this period’s results operating for more than 270 days and two of the seven operating more than 300 days.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended October 2, 2010 decreased $736,000, or 23.4%, to $2,408,000 from $3,144,000 for the thirteen weeks ended September 26, 2009.

The change in gross profit for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009 was as follows (dollars in thousands):

	Thirteen Weeks Ended October 2, 2010	Percent of Revenues	Thirteen Weeks Ended September 26, 2009	Percent of Revenues
					Increase (decrease)
					Dollar	Percent

Revenues	$52,230	100.0%	$50,623	100.0%	$1,607	3.2%

Personnel costs	26,388	50.5	25,036	49.5	1,352	5.4
School operating costs	8,413	16.1	7,801	15.4	612	7.8
Rent and other	15,021	28.8	14,642	28.9	379	2.6

Cost of services	49,822	95.4	47,479	93.8	2,343	4.9

Gross profit	$2,408	4.6%	$3,144	6.2%	$(736)	(23.4)%

The change in gross profit for Comparable Schools for the thirteen weeks ended October 2, 2010 as compared to the same period ended September 26, 2009 was as follows (dollars in thousands):

	Thirteen Weeks Ended October 2, 2010	Percent of Revenues	Thirteen Weeks Ended September 26, 2009	Percent of Revenues
					Increase (decrease)
					Dollar	Percent

Revenues	$49,196	100.0%	$49,438	100.0%	$(242)	(0.5)%

Personnel costs	25,077	51.0	24,548	49.7	529	2.2
School operating costs	7,872	16.0	7,374	14.9	498	6.8
Rent and other	13,985	28.4	14,006	28.3	(21)	(0.1)

Cost of services	46,934	95.4	45,928	92.9	1,006	2.2

Gross profit	$2,262	4.6%	$3,510	7.1%	$(1,248)	(35.6)%

The table below shows comparative information as a percentage of revenue for the thirteen weeks ended October 2, 2010 and September 26, 2009 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirteen weeks ended October 2, 2010	Percentage of Revenue	Thirteen weeks ended September 26, 2009	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools

Number of schools	179	—	167	—

Revenue	$49,196	100.0%	$46,781	100.0%	$2,415	5.2%

Personnel Cost	25,077	51.0	23,085	49.3	1,992	8.6
School Operating Cost	7,872	16.0	6,916	14.8	956	13.8
Rent and Other	13,985	28.4	12,932	27.6	1,053	8.1

Gross Profit	$2,262	4.6%	$3,848	8.2%	$(1,586)	(41.2)%

Acquired Schools

Number of schools	1		10

Revenue	$592	100.0%	$2,279	100.0%	$(1,687)	(74.0)%

Personnel Costs	375	63.3	1,278	56.1	(903)	(70.7)
School Operating Costs	111	18.8	402	17.6	(291)	(72.4)
Rent and Other	181	30.6	740	32.5	(559)	(75.5)

Gross Profit	$(75)	(12.7)%	$(141)	(6.2)%	$66	(46.8)%

New Schools

Number of schools	4		7

Revenue	$935	100.0%	$783	100.0%	$152	19.4%

Personnel Costs	540	57.8	542	69.2	(2)	(0.4)
School Operating Costs	173	18.5	158	20.2	15	9.5
Rent and Other	492	52.6	760	97.1	(268)	(35.3)

Gross Loss	$(270)	(28.9)%	$(677)	(86.5)%	$407	(60.1)%

Closed Schools

Number of schools	1		4

Revenue	$—	n.m.	$—	n. m.	$—	—

Personnel Costs	—	n.m.	10	n.m.	(10)	(100.0)
School Operating Costs	26	n.m.	59	n.m.	(33)	(55.9)
Rent and Other	271	n.m.	200	n.m.	71	35.5

Gross Profit	$(297)	n.m.	$(269)	n.m.	$(28)	(10.4)%

Laurel Springs School

Revenue	$1,470	100.0%	$615	100.0%	$855	139.0%

Personnel Costs	396	26.9	121	19.7	275	227.27
School Operating Costs	226	15.4	262	42.6	(36)	(13.7)
Rent and Other	92	6.3	10	1.6	82	n.m.

Gross Profit	$756	51.4%	$222	36.1%	$534	240.5%

Other

Revenue	$37	100.0%	$165	100.0%	$(128)	(77.6)%

Personnel Costs	—	—	—	—	—	n.a.
School Operating Costs	5	13.5	4	2.4	1	25.0
Rent and Other	—	—	—	—	—	n.a.

Gross Profit	$32	86.5%	$161	97.6%	$(129)	(80.1)%

Total

Revenue	$52,230	100.0%	$50,623	100.0%	$1,607	3.2%

Personnel Costs	26,388	50.5	25,036	49.5	1,352	5.4
School Operating Costs	8,413	16.1	7,801	15.4	612	7.8
Rent and Other	15,021	28.8	14,642	28.9	379	2.6

Gross Profit	$2,408	4.6%	$3,144	6.2%	$(736)	(23.4)%

General and administrative expenses

For the thirteen weeks ended October 2, 2010, general and administrative expenses increased $1,076,000, or 22.0%, to $5,963,000 from $4,887,000 for the thirteen weeks ended September 26, 2009. This increase was primarily the result of $947,000 of increased expenses (excluding amortization expense), associated with the Laurel Springs School which was acquired during September of 2009. General and administrative expenses also included legal fees which were incurred in connection with the Company’s defense in regard to a lawsuit filed by the United States Department of Justice alleging the Company violated Title III of the Americans with Disabilities Act of 1990 of $275,000 and $158,000 during the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively.

Operating loss

As a result of the factors mentioned above, the Company’s operating loss increased $1,812,000 to $3,555,000 for the thirteen weeks ended October 2, 2010 from $1,743,000 of operating loss for the thirteen weeks ended September 26, 2009.

Interest expense

Interest expense for the thirteen weeks ended October 2, 2010 and September 26, 2009 was $417,000 and $267,000, respectively. During the thirteen weeks ended October 2, 2010, the Company had average daily debt outstanding of $22,300,000 as compared to average daily debt outstanding of $19,800,000 during the thirteen weeks ended September 26, 2009.

Other Income

Other income for the thirteen weeks ended October 2, 2010 decreased $2,000 to $5,000 for the thirteen weeks ended October 2, 2010 from income of $7,000 for the thirteen weeks ended September 26, 2009.

Income taxes

Income tax benefit for the thirteen weeks ended October 2, 2010 was $1,602,000 as compared to $771,000 for the thirteen week period ended September 26, 2009. The Company’s effective tax rate was 40.0% and 38.5% for the thirteen week periods ended October 2, 2010 and September 26, 2009, respectively.

Discontinued operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax, and are as follows (dollars in thousands):

	For the Thirteen Weeks Ended
	October 2, 2010	September 26, 2009

Cost of services	(22)	(60)
Rent and other	(120)	(265)

Loss from discontinued operations before income tax benefit	(142)	(325)
Income tax benefit	56	125

Loss from discontinued operations	$(86)	$(200)

Net loss

As a result of the above factors, the Company’s net loss was $2,451,000 for the thirteen weeks ended October 2, 2010 as compared to $1,432,000 for the thirteen weeks ended September 26, 2009.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its revolving credit commitment under the 2008 Amended Credit Agreement. Principal uses of liquidity are to meet working capital needs, debt service, capital expenditures related to the renovation and maintenance of its existing schools, capital expenditures related to new school development, furniture, fixtures, technology, curriculum and acquisitions.

Under the 2008 Amended Credit Agreement, at October 2, 2010 and November 5, 2010, there was $20,900,000 and $22,575,000 of borrowings outstanding, respectively. In addition, there was $2,615,000 outstanding for letters of credit at October 2,

2010 and November 10, 2010. The total unused and available portion of the 2008 Amended Credit Agreement, after allowance for the letters of credit, at October 2, 2010 was $51,485,000 and at November 5, 2010 was $49,810,000. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates, at October 2, 2010 and November 10, 2020, the Company had interest rate swap contracts with notional amounts totaling $13,000,000.

Due to the inherent nature of the education and preschool business, cash flows during the thirteen week periods presented are not necessarily indicative of cash flow patterns of the remaining business cycle. During the first quarter of the fiscal year, operating income is typically lower than any other period during the year. Also, during this period, collection of registration fees and the pre-payment of tuition are at a peak.

Cash provided by operating activities for the thirteen weeks ended October 2, 2010 was $2,061,000 and cash used for operating activities for the thirteen weeks ended September 26, 2009 was $3,002,000. The $5,063,000 increase in the thirteen weeks ended October 2, 2010 as compared to same period ended September 26, 2009 was primarily due to an increase in deferred revenue of $3,769,000 and an increase in accounts payable and other accrued expenses of $3,364,000 partially offset by an increase of prepaid expenses and other current assets of $1,570,000 and a decrease in net income of $1,019,000.

Cash used in investing activities for the thirteen weeks ended October 2, 2010 and the same period ended September 26, 2009 was $1,951,000 and $13,167,000, respectively. During the first quarter of Fiscal 2010, the Company used $11,983,000 for the acquisition of one elementary school and an on-line distance learning school.

Cash used in financing activities during the thirteen weeks ended October 2, 2010 was $600,000 which consisted of the Company’s net pay-down of long-term debt. Cash provided by financing activities during the thirteen weeks ended September 26, 2009 was $18,110,000 which included net borrowings of $18,100,000, of which $11,983,000 was used to fund the acquisition of one elementary school and an on-line distance learning school.

As a result of the above cash flow activity, total cash and cash equivalents decreased by $490,000 from $1,606,000 at July 3, 2010 to $1,116,000 at October 2, 2010.

Revolving Credit Agreement

The Company and its lenders entered into a credit agreement during Fiscal 2008 which has subsequently been amended (“2008 Amended Credit Agreement”). The 2008 Amended Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions. Under the terms of the 2008 Amended Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations.

As of October 2, 2010 and July 3, 2010, outstanding borrowings totaled $20,900,000 and $21,500,000, respectively and outstanding letters of credit as of October 2, 2010 and July 3, 2010 were $2,615,000.

The Company’s obligation under its 2008 Amended Credit Agreement bears interest, at the Company’s option, at either:

(1)	a selected LIBOR rate plus a margin based on our debt to defined EBITDA leverage ratio; or

(2)	a defined base rate plus a margin based on our debt to defined EBITDA leverage ratio.

The applicable margins may be adjusted quarterly based on the leverage ratio and adjusted periodically based on adjustments to the indexed LIBOR rate or defined base rate. The Company also pays a letter of credit fee based on the face amount of each letter of credit calculated at the margin applicable to loans under the 2008 Amended Credit Agreement bearing interest based on the selected LIBOR rate.

The ranges of margins applicable during the thirteen week periods ended October 2, 2010 and September 26, 2009 were as follows:

Spreads added to LIBOR or Base Rates Thirteen weeks ended
	October 2, 2010	September 26, 2009
LIBOR rate plus debt to defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	1.50% - 2.75%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%

The 2008 Amended Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, govern the use of proceeds from disposition of assets or equity related transactions and requires repayment in certain change of control events. In addition, the 2008

Amended Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under the 2008 Amended Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted. The Company’s obligations under the 2008 Amended Credit Agreement are collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

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

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties. At October 2, 2010, letter of credit commitments totaled $2,615,000.

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

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at October 2, 2010 (dollars in thousands):

			Fiscal
	Total	Thirty-nine weeks ending July 2, 2011	2012	2013	2014	2015	Thereafter

Long term debt obligations including contractual interest	$23,715	$919	$919	$21,877	$—	$—	$—
Letters of credit	2,615	2,615	—	—	—	—	—
Operating leases	343,363	31,413	40,285	37,162	34,148	31,763	168,592

Total	$369,693	$34,947	$41,204	$59,039	$34,148	$31,763	$168,592

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

At October 2, 2010, there were five leased properties included in discontinued operations. Three of these properties were sub-leased and two remained vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If the parties under these sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. The operating lease commitments reflected are net of sublease amounts due to the Company of $6,165,000. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2010 and 2017. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is unsuccessful in subleasing additional closed schools or extending existing sublease agreements. Some of the closed school lease commitments extend beyond the term of the current subleases on the respective property.

In addition to the lease obligations noted above, the Company has made guarantees for fourteen leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of October 2, 2010 is $1,471,000.

Capital Expenditures

Company-funded capital expenditures for New School development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the New Schools. The funds used to open or acquire these schools were provided by cash flow from operations, the Company’s Revolving Credit Agreement or asset sales. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and/or extend the service life of the school. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. This limitation is $15,000,000 for Fiscal 2011 and Fiscal 2010.

Capital expenditures for the thirteen weeks ended October 2, 2010 and September 26, 2009 were as follows (dollars in thousands):

	Thirteen weeks ended
	October 2, 2010	September 26, 2009

New school development	$311	$776
Facility Renovations	961	437
Curriculum	453	213
Corporate and information systems	475	258

	$2,201	$1,684

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement and the 2008 Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $43,000 and $11,000 for the thirteen weeks ended October 2, 2010 and September 26, 2009, respectively.

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, including rate and price fluctuations and elements of credit risk in the event the counterparty should default. Amounts received or paid with regard to derivative instruments as a part of designated transactions result in the reclassification amounts previously recognized as other comprehensive income related to the forecasted transaction, which when realized, are netted in interest expense. Amounts reclassified into earnings related to designated derivative instruments for the thirteen weeks ended October 2, 2010 and September 26, 2009 were $41,000 and $75,000, respectively.

At October 2, 2010 and July 3, 2010, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly-effective:

Swap #	Notional Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
1	$3,000,000	1.15%	LIBOR	February 27, 2012
2	5,000,000	1.48%	LIBOR	March 26, 2012

In addition to the above interest rate swaps, during Fiscal 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap was terminated and replaced with a new interest rate swap with a termination date of May 28, 2012 and a rate of 1.86%. This swap is not fully effective and changes in value are recognized on the Company’s Consolidated Statement of Operations. As of October 2, 2010, the fair value of the new interest rate swap was a liability of $119,000.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2010. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors” of the Company’s Fiscal 2010 Annual Report on Form 10-K for the fiscal year ended July 3, 2010. The reader should carefully consider the risks described in the Company’s Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Form 10-K are not the Company’s only risks. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results. If any of the risks actually occur, the business, financial condition, and /or results of operations could be negatively affected.

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

NOBEL LEARNING COMMUNITIES, INC.

Dated: November 10, 2010	By:	/S/ THOMAS FRANK
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)