Form 10-Q
period 2011-01-01
NOBEL LEARNING COMMUNITIES INC
filed 2011-02-10
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 1, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at February 4, 2011 was 10,602,585.

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

Forward-looking statements reflect management’s current views with respect to future events and financial performance and are based on currently available competitive, financial and economic data and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part I, Item 2; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part I, Item IA “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010. Potential risks and uncertainties include, among others, unemployment rates impacting our current or future enrollments; changes in general economic conditions; the implementation and results of our ongoing strategic initiatives; our ability to compete with new or existing competitors; dependence on senior management and other key personnel; and the high concentration of ownership of the Company’s stock among its three largest stockholders. The Company’s results may also be affected by general factors, which include amongst other items, political developments and policy, interest and inflation rates, accounting standards and requirements, taxes, and laws and regulations affecting it in markets where it competes.

Readers are cautioned that the forward-looking statements reflect management’s analysis only as of the date hereof and the Company assumes no obligation to update or revise these statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, whether as a result of new information, future developments or otherwise.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	January 1, 2011	July 3, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$296	$1,606
Customer accounts receivable, less allowance for doubtful accounts of $410 at January 1, 2011 and $464 at July 3, 2010	1,045	957
Note receivable, current portion	250	250
Prepaid income taxes	584	-
Deferred tax asset	765	749
Prepaid rent	3,410	3,425
Prepaid expenses and other current assets	2,483	2,746

Total Current Assets	8,833	9,733

Property and equipment, at cost	89,622	86,907
Accumulated depreciation and amortization	(60,598)	(57,863)

Property and equipment, net	29,024	29,044

Goodwill	83,275	83,275
Intangible assets, net	6,973	8,062
Note receivable	232	473
Deposits and other assets	4,341	3,809

Total Assets	$132,678	$134,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$17,235	$19,534
Income taxes payable	-	752
Current portion of lease obligations	156	226
Deferred revenue	16,464	15,756

Total Current Liabilities	33,855	36,268

Long-term obligations	21,800	21,500
Long-term portion of lease obligations	464	533
Deferred tax liability	2,144	2,060
Other long term liabilities	2,524	2,055

Total Liabilities	60,787	62,416

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,602,585 and 10,550,701 shares issued and outstanding at January 1, 2011 and July 3, 2010, respectively	10	10

Additional paid-in capital	60,933	60,427
Retained earnings	11,003	11,601
Accumulated other comprehensive loss	(56)	(59)

Total Stockholders’ Equity	71,891	71,980

Total Liabilities and Stockholders’ Equity	$132,678	$134,396

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Revenues	$60,552	$58,593	$112,782	$109,216

Personnel costs	27,876	27,553	54,264	52,720
School operating costs	7,647	7,874	16,060	15,543
Rent and other	14,939	14,749	29,960	29,391

Cost of services	50,462	50,176	100,284	97,654

Gross profit	10,090	8,417	12,498	11,562

General and administrative expenses	6,703	5,841	12,666	10,729

Operating income (loss)	3,387	2,576	(168)	833
Interest expense	351	315	768	582
Other income	(4)	(7)	(9)	(15)

Income (loss) from continuing operations before income taxes	3,040	2,268	(927)	266
Income tax expense (benefit)	1,113	873	(489)	102

Income (loss) from continuing operations	1,927	1,395	(438)	164
Loss from discontinued operations, net of income tax effect	(74)	(377)	(160)	(577)

Net income (loss)	$1,853	$1,018	$(598)	$(413)

Basic income per share:
Income (loss) from continuing operations	$0.18	$0.13	$(0.04)	$0.02
Loss from discontinued operations	(0.01)	(0.04)	(0.02)	(0.05)

Net income (loss) per share	$0.18	$0.10	$(0.06)	$(0.04)

Diluted income per share:
Income from continuing operations	$0.18	$0.13	n.m.	n.m.
Loss from discontinued operations	(0.01)	(0.04)	n.m.	n.m.

Net income per share	$0.17	$0.10	n.m.	n.m.

Weighted average of common shares outstanding:
Basic	10,588	10,528	10,570	10,513
Diluted	10,616	10,617	n.m.	n.m.

Net income (loss) per share totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Twenty-Six Weeks Ended January 1, 2011

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(loss) income	Total
July 3, 2010	1,063,830	$1	10,550,701	$10	$60,427	$11,601	$(59)	$71,980
Net loss	-	-	-	-	-	(598)	-	(598)
Change in fair value of swap contracts, net of tax	-	-	-	-	-	-	3	3

Total comprehensive loss								(595)

Stock option compensation	-	-	-	-	526	-	-	526
Issuance and vesting of restricted share awards and related tax impact	-	-	51,884	-	(20)	-	-	(20)

January 1, 2011	1,063,830	$1	10,602,585	$10	$60,933	$11,003	$(56)	$71,891

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	January 1, 2011	December 26, 2009
Cash flows provided from (used in) operating activities:
Net loss	$(598)	$(413)

Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Depreciation and amortization	4,738	4,967
Reserve for lease costs for discontinued operations	142	95
Deferred taxes (benefit), net of business combinations	49	(211)
Provision for losses on accounts receivable	344	309
Stock based compensation	526	575
Other	2	(49)

Changes in assets and liabilities, net of business combinations:
Customer accounts receivable	(432)	(1,006)
Prepaid expenses and other current assets	(306)	309
Other assets and liabilities	(62)	(177)
Tax impact from vesting of restricted stock awards	(20)	32
Deferred revenue	708	(1,896)
Accounts payable and current liabilities	(3,441)	(2,700)

Total adjustments	2,248	248

Net cash provided from (used in) operating activities	1,650	(165)

Cash flows used in investing activities:
Purchases of fixed assets, net of acquired amounts	(3,521)	(3,750)
School acquisitions	-	(11,983)
Proceeds from payment of note receivable	241	500

Net cash used in investing activities	(3,280)	(15,233)

Cash flows from financing activities:
Borrowings of long term debt	30,850	58,075
Repayment of long term debt	(30,550)	(42,100)
Proceeds from exercise of stock options	-	55
Tax impact from vesting of restricted stock awards	20	(32)

Net cash provided by financing activities	320	15,998

Net (decrease) increase in cash and cash equivalents	(1,310)	600
Cash and cash equivalents at beginning of period	1,606	786

Cash and cash equivalents at end of period	$296	$1,386

Supplemental disclosure of cash flow information:
Interest paid	$634	$451
Income taxes paid	$691	$437

The accompanying notes are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Twenty-Six Weeks Ended January 1, 2011

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at January 1, 2011 and results of operations for the thirteen and twenty-six weeks ended January 1, 2011 and December 26, 2009, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

Due to the inherently seasonal nature of the education and preschool businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2011 refer to the 52 weeks ending July 2, 2011. References to Fiscal 2010 refer to the 53 weeks ended July 3, 2010. The first and second quarters of Fiscal 2011 and Fiscal 2010 are each comprised of thirteen weeks.

The Company’s critical accounting policies are unchanged from those described in the Company’s Annual Report on Form 10-K for Fiscal 2010 for the fiscal year ended July 3, 2010.

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

New Accounting Pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Company as of December 15, 2010. The Company’s adoption of this guidance has not had a significant effect on its consolidated financial statements.

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

In October 2009, the FASB issued new guidance regarding multiple deliverable revenue arrangements. The new guidance revises certain accounting for revenue arrangements with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the new guidance allows use of a best estimate of the selling price to allocate the arrangement consideration among them. The new guidance is effective for Fiscal 2011. Adoption of this new guidance has not had a material impact on our financial position, results of operations or cash flows.

Note 2. Earnings Per Share

Earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of basic earnings per share, weighted average number of shares outstanding is used as the denominator. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume the exercise of options if such option exercises are dilutive. The Company was in a loss position for the twenty-six weeks ended January 1, 2011 and December 26, 2009. The common stock equivalents of stock options during the twenty-six weeks ended January 1, 2011 and December 26, 2009 were not included in the computation of diluted earnings per share as they were anti-dilutive. Earnings per share is computed as follows (dollars and average common stock outstanding in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Basic income per share:
Net income (loss)	$1,853	$1,018	$(598)	$(413)
Weighted average common shares outstanding	10,588	10,528	10,570	10,513

Basic income (loss) per share	$0.18	$0.10	$(0.06)	$(0.04)

Diluted income per share:
Net income (loss)	$1,853	$1,018	n.m.	n.m.

Weighted average common shares outstanding	10,588	10,528	n.m.	n.m.
Stock options	28	89	n.m.	n.m.

Average common stock and dilutive securities outstanding	10,616	10,617	n.m.	n.m.

Diluted income per share	$0.17	$0.10	n.m.	n.m.

Anti-dilutive stock options issued and outstanding with exercise prices in excess of average market price	1,376	986	n.m.	n.m.

The Company excluded 1,479,000 and 1,327,000 potentially dilutive common shares (stock options) from the computation of diluted net loss per share for the twenty-six weeks ended January 1, 2011 and December 26, 2009, respectively, as their effect would have been anti-dilutive given the net loss incurred in these periods.

Note 3. Acquisitions:

During the first quarter of Fiscal 2010, the Company completed two acquisitions. Both acquisitions are consistent with the Company’s growth strategy in the private pay education market and provide an expansion within an existing market and the expansion of the Company’s learning platform. The acquisitions are summarized as follows:

•

During the first quarter of Fiscal 2010, the Company completed the acquisition of all of the stock of Laurel Springs School (“LSS”) and substantially all of the assets of The Learning Springs (“TLS”), both based in Ojai, California. LSS is an online and distance learning school (www.laurelsprings.com). Laurel Springs’ educational program spans the entire K-12 market and has a fully accredited curriculum that includes Honors AP Courses, a Gifted and Talented program, a chapter of the National Honors Society and a strong college preparatory program. Laurel Springs’ student body and alumni include elite athletes, entertainers, and home schooled students and concurrent students from all 50 states and from numerous foreign countries. Laurel Springs extends the Company’s educational programs through high school and provides a fully integrated K-12 platform.

•

During the first quarter of Fiscal 2010 the Company completed the acquisition of all of the stock of Gifted Child Studies, Inc. (“GCS”). GCS added one elementary school to the Company’s existing market coverage in the San Diego, California area.

A summary of the purchase price and the allocation of estimated fair value of the net assets and liabilities acquired or assumed, are presented below (dollars in thousands):

Acquired Entity	Net cash paid at acquisition	Net non-cash working capital assets/ (liabilities) included in purchase price	Goodwill	Acquired Intangible Assets at Fair Value				Restrictive Covenants	Amortizable Asset Life (years)	Other Long-Term Assets (Liabilities) at Fair Value	Total purchase price of acquisition
				Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)
Fiscal 2010 Acquisitions

Laurel Springs School	$10,444	$(2,539)	$9,088	$1,126	5	$2,035	10	$150	5	$585	$12,984
Gifted Child Studies, Inc.	1,539	(1,611)	2,698	264	20	302	7	-	n/a	(115)	3,149

Total Fiscal 2010 acquisitions	$11,983	$(4,150)	$11,786	$1,390		$2,337		$150		$470	$16,133

Total acquisition costs recognized as general and administrative expense during the thirteen and twenty-six week periods ended December 26, 2009 were $47,000 and $175,000, respectively. Goodwill is not deductible for income tax purposes for either LSS or GCS.

The following unaudited pro forma results of operations assume that acquisitions were completed at the beginning of Fiscal 2010 (dollars in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Revenues	$60,552	$58,593	$112,782	$110,216
Net income (loss)	1,853	1,018	(598)	(847)
Net income (loss) per share - basic	$0.18	$0.10	$(0.06)	$(0.08)
Net income (loss) per share - diluted	$0.17	$10.00	n.m.	n.m.

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. At January 1, 2011 and July 3, 2010, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in months)	January 1, 2011			July 3, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$83,275	$-	$83,275	$83,275	$-	$83,275

Amortized intangible assets:
Franchise agreement	130	$580	$293	$287	$580	$260	$320
Trade names	194	4,317	954	3,363	4,317	743	3,574
Student rosters	89	6,755	3,532	3,223	8,485	4,436	4,049
Restrictive covenants	60	150	50	100	150	31	119

Total Intangible Assets		$11,802	$4,829	$6,973	$13,532	$5,470	$8,062

The gross carrying amount of total intangible assets have decreased by $1,730,000 to $11,802,000 at January 1, 2011 from $13,532,000 at July 3, 2010 as some student rosters from prior acquisitions have been fully amortized. Amortization expense related to intangible assets was $519,000 and $788,000 for the thirteen weeks ended January 1, 2011 and December 26, 2009, respectively. Amortization expense related to intangible assets was $1,090,000 and $1,280,000 for the twenty-six weeks ended January 1, 2011 and December 26, 2009, respectively.

Note 5. Credit Agreement

The Company and its lenders entered into a credit agreement during Fiscal 2008, which has subsequently been amended (“2008 Amended Credit Agreement”). The 2008 Amended Credit Agreement provides for a $75,000,000 Revolving Credit Commitment with a $25,000,000 accordion feature permitting the Company to increase the size of the facility under its current terms and conditions. Under the terms of the 2008 Amended Credit Agreement, proceeds may be used to fund permitted acquisitions, capital expenditures and ongoing business operations.

As of January 1, 2011 and July 3, 2010, outstanding borrowings totaled $21,800,000 and $21,500,000, respectively and outstanding letters of credit as of January 1, 2011 and July 3, 2010 were $2,615,000.

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

The ranges of margins applicable during the twenty-six week periods ended January 1, 2011 and December 26, 2009 were as follows:

Spreads added to LIBOR or Base Rates
	January 1, 2011	December 26, 2009
LIBOR rate plus debt to defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	1.50% - 2.75%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%

As of January 1, 2011 and July 3, 2010, included in deposits and other assets on the Company’s balance sheet are deferred financing costs of $655,000 and $791,000, respectively. These costs are amortized to interest expense on a straight-line basis over the life of the underlying indebtedness. During the thirteen weeks ended January 1, 2011 and December 26, 2009, the Company recognized interest expense related to the amortization of financing costs of $68,000 and $42,000, respectively. During the twenty-six weeks ended January 1, 2011 and December 26, 2009, the Company recognized interest expense related to the amortization of financing costs of $136,000 and $83,000, respectively.

The 2008 Amended Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, and to govern the use of proceeds from disposition of assets or equity related transactions and require repayment in certain change of control events. In addition, the 2008 Amended Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under the 2008 Amended Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted. The Company’s obligations under the 2008 Amended Credit Agreement are collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. Consistent with the terms of this agreement, as of January 1, 2011, $750,000 of the note has been collected. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. At January 1, 2011 and July 3, 2010, the unaccreted discounts related to this note were $18,000 and $27,000, respectively. During the thirteen weeks ended January 1, 2011 and December 26, 2009, $5,000 and $7,000 was recognized as income from discontinued operations, respectively. During the twenty-six weeks ended January 1, 2011 and December 26, 2009, $9,000 and $15,000 was recognized as income from discontinued operations, respectively.

Note 7. Derivative Financial Instruments and Comprehensive Income:

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, including rate and price fluctuations and elements of credit risk in the event the counterparty should default. Amounts received or paid with regard to derivative instruments as a part of designated transactions result in the reclassification of amounts previously recognized as other comprehensive income related to the forecasted transaction, which when realized, are netted in interest expense. Amounts reclassified into earnings as additional interest expense related to designated derivative instruments for the thirteen weeks ended January 1, 2011 and December 26, 2009 were $43,000 and $71,000, respectively. Amounts reclassified into earnings as additional interest expense related to designated derivative instruments for the twenty-six weeks ended January 1, 2011 and December 26, 2009 were $83,000 and $146,000, respectively.

At January 1, 2011 and July 3, 2010, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly-effective:

Swap #	Notional Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
1	$3,000	1.15%	LIBOR	February 27, 2012
2	5,000	1.48%	LIBOR	March 26, 2012

In addition to the above interest rate swaps, during Fiscal 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap was terminated and replaced with a new interest rate swap with a notional value of $5,000,000, a termination date of May 28, 2012 and a rate of 1.86%. This swap is not fully effective and changes in value are recognized on the Company’s Consolidated Statements of Operations.

The following tables present the fair value of the Company’s interest rate swaps as well as their classification on the balance sheet as of January 1, 2011 and on the consolidated statement of operations for the period ended January 1, 2011 (dollars in thousands):

Fair Value of Interest Rate Swaps as of January 1, 2011
	Notional Amount	Balance Sheet Classification	Fair Value
Interest rate swap contracts designated as hedging instruments	$8,000	Other long term liabilities	$(92)
		Accumulated other comprehensive loss	56
Interest rate swap contract not designated as hedging instruments	5,000	Other long term liabilities	(99)

The Effect of Interest Rate Swaps on the Statement of Operations for the Thirteen and Twenty-Six Weeks Ended January 1, 2011
			Thirteen Weeks	Twenty-Six Weeks
	Notional Amount	Statement of Income Classification	Unrealized Gain	Unrealized Gain
Interest rate swap not designated as a hedging instrument	$5,000	Interest expense	$20	$4

If the Company were to settle the underlying LIBOR-based debt instruments, any unrealized gains or losses reported in Accumulated Other Comprehensive Income for cash flow hedges would be reclassified into earnings during the period in which the underlying instruments were settled. The Company does not anticipate any of these instruments to settle during the twelve months subsequent to January 1, 2011.

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

The Company receives third-party valuations from financial institutions to assign values to derivative instruments. The Company assessed the institutions’ valuation techniques, noting that the specialists use industry recognized discounted cash flow models that utilize inputs which substantially fall within Level 2 of the fair value hierarchy. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of January 1, 2011 and July 3, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net, see Note 7) measured at fair value on a recurring basis as of January 1, 2011 and July 3, 2010, aggregated by the level in the fair value hierarchy within which those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Total derivatives, net liability at January 1, 2011	$-	$(191)	$-
Total derivatives, net liability at July 3, 2010	$-	$(189)	$-

Note 9. Advertising

General advertising costs, which include yellow pages and mass media advertising, consulting fees for the development and delivery of advertising and marketing strategies and internet-based hosting and search engine fees are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended January 1, 2011 and December 26, 2009 were $867,000 and $873,000, respectively. Advertising and marketing costs during the twenty-six weeks ended January 1, 2011 and December 26, 2009 were $1,881,000 and $1,996,000, respectively. As of January 1, 2011 and July 3, 2010, prepaid advertising expense totaled $277,000 and $324,000, respectively.

Note 10. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $65,000 and $450,000 at January 1, 2011 and July 3, 2010, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 11. Lease Reserves

The Company records estimated costs for school closures at the cease-use date. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At January 1, 2011 and July 3, 2010 the lease reserves for closed schools were $620,000 and $759,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at July 3, 2010	$759
Payments against reserve	(281)
Adjustments to reserve	142

Lease reserve at January 1, 2011	$620

The Company has made guarantees for eleven leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of January 1, 2011 is $1,284,000.

Note 12. Discontinued Operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Cost of services	$(25)	$(58)	$(46)	$(120)
Rent and other	(97)	(555)	(218)	(818)

Loss from discontinued operations before income tax benefit	(122)	(613)	(264)	(938)
Income tax benefit	48	236	104	361

Loss from discontinued operations	$(74)	$(377)	$(160)	$(577)

Note 13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	January 1, 2011	July 3, 2010
Accounts payable	$6,639	$8,016
Accrued payroll and related items	4,473	4,560
Accrued property taxes	1,271	1,401
Accrued rent	2,009	1,844
Other accrued expenses	2,843	3,713

	$17,235	$19,534

Note 14. Stock Based Compensation

As of January 1, 2011, approximately 1,479,000 stock options were issued and outstanding and 123,000 shares of restricted stock had been granted. As of January 1, 2011, there were 1,534,000 shares of common stock still available for issuance under the Company’s stock compensation plans.

2010 Omnibus Incentive Equity Compensation Plan:

On November 10, 2010, the stockholders approved the 2010 Omnibus Incentive Equity Compensation Plan (the “2010 Plan”). The purpose of the 2010 Plan is to attract and retain quality employees and board members. Under the 2010 Plan a maximum of 1,400,000 new shares of common stock may be issued in connection with stock grants, stock appreciation rights, incentive stock options and non-qualified stock options for key employees and non-employee directors. Vesting periods for shares issued from the 2010 Plan are fixed by the Company’s Board of Directors (“Board”). Option terms are also fixed by the Board and are not to exceed ten years. Through January 1, 2011, 35,000 Restricted Stock Awards (“RSAs”) had been issued to non-employee directors under the Plan. As of January 1, 2011, 1,365,000 shares of common stock were still available for issuance under the 2010 Plan.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “2004 Plan”). Under the 2004 Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. All stock option grants under the 2004 Plan have been non-qualified stock options vesting over three years (except that stock options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board vest immediately). Stock option grants under the 2004 Plan have contractual terms between seven and ten years and RSAs issued under the 2004 Plan vest three years after the issuance date. Through January 1, 2011, 1,479,000 non-qualified stock options and 88,000 RSAs had been issued under the 2004 Plan. As of January 1, 2011, there are no shares of common stock available for issuance under the 2004 Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants (“2000 Plan”). The 2000 Plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through January 1, 2011, 11,000 non-qualified stock options have been issued and are outstanding under the 2000 Plan. Stock option grants under the 2000 Plan have a contractual term between seven and ten years. As of January 1, 2011, 169,000 shares of common stock were still available for issuance under the 2000 Plan.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,000 were cancelled. At January 1, 2011, 213,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan. Stock option grants under the 1995 Stock Incentive Plan have a contractual term of ten years. As of January 1, 2011, there are no shares of common stock available for issuance under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Twenty-Six Weeks Ended
	January 1, 2011	December 26, 2009
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	32.6%	28.2%
Risk-free interest rate	1.4%	2.9%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	2.8%	2.6%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in general and administrative expense in the Consolidated Statements of Operations for the thirteen weeks ended January 1, 2011 and December 26, 2009 was $238,000 and $270,000, respectively. Stock-based compensation expense for the twenty-six weeks ended January 1, 2011 and December 26, 2009 was $526,000 and $575,000, respectively. As of January 1, 2011, there was $1,222,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.3 years. The Company expects to continue its historical practice of issuing stock options and RSAs, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of option activity under the Company’s stock option plans for the twenty-six weeks ended January 1, 2011 is as follows:

	Shares Available for Grant (exclusive of Consultant Plan)	Stock Options Outstanding		Stock Options Exercisable
		Shares	Weighted Average Grant & Exercise Price	Shares	Weighted Average Grant & Exercise Price

Balance at July 3, 2010	236,000	1,302,000	$10.27	915,000	$9.25

Stock options:
Granted at market	(208,000)	208,000	6.17	-	-
Cancelled and forfeited	31,000	(31,000)	9.82	-	-
Exercised	-	-	-	-	-
RSAs Granted at Market	(17,000)	n.a.	n.a.	n.a.	n.a.

Balance at January 1, 2011	42,000	1,479,000	$9.71	1,089,000	$9.96

Adoption of 2010 Omnibus Equity Compensation Plan	1,400,000	-	-	-	-
RSAs Granted at Market	(35,000)	n.a.	n.a.	n.a.	n.a.

Balance at January 1, 2011	1,365,000	1,479,000	$9.71	1,089,000	$9.96

The aggregate intrinsic value for options outstanding and options exercisable at January 1, 2011, was approximately $762,000 and $510,000, respectively. The weighted average remaining contractual terms for options outstanding and options exercisable at January 1, 2011 were approximately 4.8 years and 4.3 years, respectively. The total fair value of options vested during the twenty-six weeks ended January 1, 2011 was $796,000. The weighted average fair value of stock options granted during the twenty-six weeks ended January 1, 2011 was $2.02. The total number of options not yet vested as of January 1, 2011 was 390,000 shares with a weighted average exercise price of $8.98.

Note 15. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $107,0000 and $94,000 for the thirteen weeks ended January 1, 2011 and December 26, 2009, respectively. The Company’s matching contributions under the Plan were $194,000 and $191,000 for the twenty-six weeks ended January 1, 2011 and December 26, 2009, respectively.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. The Company’s contributions are made at the discretion of the Compensation Committee of the Board and are subject to a five-year vesting period subsequent to the employee’s initial plan participation date. At January 1, 2011 and July 3, 2010, the Company had included $1,746,000 and $1,281,000, respectively in “Other long term liabilities” to reflect its liability under the deferred compensation plan. As of January 1, 2011 and July 3, 2010, there were $159,000 and $174,000 of unvested Company contributions to the deferred compensation plan, respectively.

The Company has established a rabbi trust to finance the obligations under the deferred compensation plan with Company-owned whole life insurance contracts on certain individuals who are participants in the deferred compensation plan. At January 1, 2011 and July 3, 2010, two employees of the Company were participating. At January 1, 2011 and July 3, 2010, the total carrying value of the two policies was $13,400,000. The Company had included $1,848,000 and $1,238,000 in “Deposits and other assets” as of January 1, 2011 and July 3, 2010, respectively, which represent the aggregate cash surrender value of these policies.

During the thirteen weeks ended January 1, 2011 and December 26, 2009, the Company has recognized $167,000 and $57,000 of general and administrative expense reflecting the prorated vesting of employer contributions into the deferred compensation plan and net gains relative the change in value of the company-owned life insurance, respectively. During the twenty-six weeks ended January 1, 2011 and December 26, 2009, the Company has recognized $242,000 and $118,000, respectively of general and administrative expense reflecting the prorated vesting of employer contributions into the plan and net gains relative to the change in value of the company-owned life insurance.

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

Results and cash-flows of these segments for the thirteen and twenty-six week periods ended January 1, 2011 and December 26, 2009 are highlighted below:

	Thirteen Weeks Ended
	January 1, 2011			December 26, 2009
	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Laurel Springs School	Total
Total revenue	$58,580	$1,972	$60,552	$56,590	$2,003	$58,593
Depreciation and amortization:
Continuing operations	$1,960	$271	$2,231	$2,291	$365	$2,656
Discontinued operations	-	-	-	11	-	11

Depreciation and amortization	$1,960	$271	$2,231	$2,302	$365	$2,667
Gross profit	$8,966	$1,124	$10,090	$7,065	$1,352	$8,417
Interest expense	351	-	351	315	-	315
Income tax expense (benefit)	1,149	(36)	1,113	911	(38)	873
Net income (loss)	1,907	(54)	1,853	1,076	(58)	1,018
Total additions to property, plant and equipment	1,248	72	1,320	1,186	134	1,320

	Twenty-six Weeks Ended
	January 1, 2011			December 26, 2009
	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Laurel Springs School	Total
Total revenue	$109,340	$3,442	$112,782	$106,598	$2,618	$109,216
Depreciation and amortization:
Continuing operations	$4,196	$542	$4,738	$4,577	$379	$4,956
Discontinued operations	-	-	-	11	-	11

Depreciation and amortization	$4,196	$542	$4,738	$4,588	$379	$4,967
Gross profit	$10,619	$1,879	$12,498	$9,988	$1,574	$11,562
Interest expense	768	-	768	582	-	582
Income tax (benefit) expense	(226)	(263)	(489)	101	1	102
Net income (loss)	(196)	(402)	(598)	(416)	3	(413)
Total additions to property, plant and equipment	3,429	92	3,521	3,616	134	3,750

Goodwill, intangible assets and total assets at January 1, 2011 and July 3, 2010 are presented below:

	January 1, 2011			July 3, 2010
	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Laurel Springs School	Total
Goodwill	$74,187	$9,088	$83,275	$74,187	$9,088	$83,275
Intangible assets, net of accumulated amortization and excluding goodwill	4,656	2,317	6,973	5,389	2,673	8,062
Total Assets	119,134	13,544	132,678	120,390	14,006	134,396

Note 17. Commitments and Contingencies

The Company is engaged in legal actions arising in the ordinary course of its business. The Company currently believes that the ultimate outcome of all such pending matters will not have a material adverse effect on the Company’s consolidated financial statements, although the significance of these pending matters on the Company’s future operating results and cash flows depends on the level of future results of operations and cash flows, as well as on the timing and amounts, if any, of the ultimate outcome. (See Note 19.)

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

Note 18. Shareholder Rights Plan

During the first quarter of Fiscal 2009, the Company’s Board of Directors adopted a limited duration Shareholder Rights Plan (“Rights Plan”) designed to protect the Company’s shareholders in the event of an attempt to acquire control of the Company on terms which do not secure fair value for all of the Company’s shareholders. The Rights Plan will expire, in accordance with its terms, on July 19, 2012, rather than the more common ten-year term. The four-year term was selected to provide the Company with an opportunity to maximize long-term shareholder value by enabling management of the Company to execute on its growth strategy, while protecting shareholders from a creeping acquisition or other tactics to gain control of the Company without offering all shareholders an adequate price. In addition, the Rights Plan is not intended to prevent a takeover. Instead, it is intended to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors prior to attempting a takeover in order to ensure that any takeover reflects an adequate price and that the interests of all of the Company’s shareholders and other constituencies are protected.

Terms of the Rights Plan provide for a dividend distribution of one right (each a “Right” and, collectively, the “Rights”) for each share of common stock of the Company to holders of record at the close of business on July 31, 2008. The Rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 20% or more of the Company’s common stock then outstanding or, as of July 19, 2008, any existing holder of more than 20% of the Company’s common stock acquires any additional shares. Each Right will entitle the holder to buy one one-hundredth of a share of a new series of preferred stock at a price of $45.00. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either the Company’s stock or shares in an “acquiring entity” at half the market value. The Company will generally be entitled to redeem the Rights at $0.01 per right at any time until the tenth day following the acquisition of 20% of its common stock, subject to extension by a majority of the Directors. The Rights will expire on July 19, 2012.

Note 19. Subsequent Events

During Fiscal 2009, the United States Department of Justice (Disability Rights Section of the Civil Rights Division) (“DOJ”) filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that the Company violated Title III of the Americans with Disabilities Act of 1990 (“ADA”) by excluding children with disabilities from its schools and programs. On January 18, 2011, the Company reached a settlement ending its litigation with the DOJ and the lawsuit was dismissed with prejudice. The settlement included a payment of $215,000 to families to be identified by the DOJ, this amount has been included in general and administrative expenses in the Statement of Operations for the thirteen and twenty-six weeks ended January 11, 2011. The Company also agreed to formalize and monitor its existing policies and procedures regarding the provision of educational services for children with disabilities and to hire an ADA Compliance Officer.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010, filed with the SEC, and, from time to time in the Company’s other SEC reports and filings, important factors that could cause actual results to differ from expectations include, but are not limited to:

•	changing U.S. economic conditions including unemployment rates, as demand for the Company’s products and services is highly correlated to the U.S. economy and expected to lag any economic recovery;

•	changing social and economic conditions and their impact on public school systems;

•	the Company’s ability to hire and retain qualified executive directors, principals, teachers and teachers’ aides;

•	the Company’s ability to retain key individuals in acquired schools and/or successfully grow and integrate acquired schools’ operations;

•	the Company’s ability to defend successfully against or counter negative publicity associated with claims involving alleged incidents at its schools;

•	impact of regulations related to federal healthcare legislation and increased employer costs of employee healthcare benefits and further employer subsidies;

•	control of a majority of the outstanding common stock of the Company by a small number of shareholders;

•	the effect of anti-takeover provisions in the Company’s certificate of incorporation, bylaws and Delaware law;

•	the Company’s ability to renew existing location leases on terms acceptable to the Company;

•	the Company’s ability to obtain the capital required to fully implement its business and strategic plan;

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

The number of students enrolled in our schools and tuition rates are two factors, among several, that directly impact the Company’s revenue and gross profits. In turn, the unemployment rate directly impacts enrollments. If unemployment rates improve within the key age groups that represent the majority of our parents, the Company believes this will result in increases in future enrollments, revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors.

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

Results for Comparable Schools for the thirteen weeks ended January 1, 2011 and December 26, 2009, respectively, are included in Revenue, Personnel Costs, School Operating Costs and Rent and Other section of the Results of Operations section below and results for Core Schools, Acquired Schools and New Schools are summarized in tables presented in the Gross Profit section of the Results of Operations section below.

Results of Operations

At January 1, 2011 the Company operated 184 schools. During the thirteen and twenty-six weeks ending January 1, 2011, the Company did not open any new schools or acquire any schools. During the twenty-six weeks ending December 26, 2009, the Company acquired one elementary school, opened three new preschools and closed one preschool. Additionally, The Laurel Springs School (“LSS”) was acquired during the first quarter of Fiscal 2010. LSS delivers its curriculum on-line and a physical school location does not exist for its students. Therefore, LSS is not included in the school counts below for the thirteen and twenty-six weeks ended January 1, 2011 and December 26, 2009:

	Thirteen weeks ended		Twenty-six weeks ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Number of schools at the beginning of period	184	184	184	180
Acquisitions	-	-	-	1
Openings	-	-	-	3
Closings	-	(1)	-	(1)

Number of schools at the end of the period	184	183	184	183

The table below identifies schools and the periods they were acquired, opened or closed during Fiscal 2010 through January 1, 2011 (the acquisition of LSS is not included in these counts):

	Fiscal 2010				Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	Total
Acquired	1	-	-	-	-	-	1
Opened	3	-	1	-	-	-	4
Closed	-	(1)	-	-	-	-	(1)

	4	(1)	1	-	-	-	4

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and twenty-six weeks ended January 1, 2011, and December 26, 2009 (dollars in thousands):

	Thirteen weeks ended January 1, 2011	Percent of Revenues	Thirteen weeks ended December 26, 2009	Percent of Revenues
					Increase (decrease)
					Dollar	Percent
Revenues	$60,552	100.0%	$58,593	100.0%	$1,959	3.3%

Personnel costs	27,876	46.0	27,553	47.0	323	1.2
School operating costs	7,647	12.6	7,874	13.4	(227)	(2.9)
Rent and other	14,939	24.7	14,749	25.2	190	1.3

Cost of services	50,462	83.3	50,176	85.6	286	0.6

Gross profit	10,090	16.7	8,417	14.4	1,673	19.9
General and administrative expenses	6,703	11.1	5,841	10.0	862	14.8

Operating income	$3,387	5.6%	$2,576	4.4%	$811	31.5%

	Twenty-six weeks ended January 1, 2011	Revenues	Twenty-six weeks ended December 26, 2009	Percent of Revenues
					Increase (decrease)
					Dollar	Percent
Revenues	$112,782	100.0%	$109,216	100.0%	$3,566	3.3%

Personnel costs	54,264	48.1	52,720	48.3	1,544	2.9
School operating costs	16,060	14.2	15,543	14.2	517	3.3
Rent and other	29,960	26.6	29,391	26.9	569	1.9

Cost of services	100,284	88.9	97,654	89.4	2,630	2.7

Gross profit	12,498	11.1	11,562	10.6	936	8.1
General and administrative expenses	12,666	11.2	10,729	9.8	1,937	18.1

Operating (loss) income	$(168)	(0.1)%	$833	0.8%	$(1,001)	(120.2)%

The table below shows the number of schools included in each of the four growth categories. Each category is discussed below for the thirteen and twenty-six weeks ended January 1, 2011 and December 26, 2009, respectively:

	Thirteen weeks ended		Twenty-six weeks ended
School Category	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Comparable	183	183	179	179

Core	183	171	179	166
New	1	5	4	7
Acquired	-	7	1	10

Total	184	183	184	183

New schools typically encounter an enrollment ramp-up period after opening, the age of these schools typically impact their costs as a percentage of revenue. The duration for which new schools have operated subsequent to their opening dates during the thirteen and twenty-six week periods ended January 1, 2011 and December 26, 2009 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009
Number of new schools	1	5	4	7
Average days operating since initial opening	389	208	478	298
Schools operating greater than 300 days	1	2	4	4
Schools in operating less than 300 days	0	3	0	3

Revenue

Revenue for the thirteen weeks ended January 1, 2011 increased $1,959,000, or 3.3%, to $60,552,000 from $58,593,000 for the thirteen weeks ended December 26, 2009. The revenue increase for the thirteen week periods was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company revenue	$60,552	$58,593	$1,959	3.3%

Comparable Schools	$58,267	$56,539	$1,728	3.1%
Schools acquired, opened or closed after September 26, 2009:
New	270	-	270	n.m.
Closed	-	9	(9)	n.m.
Laurel Springs School	1,972	2,003	(31)	(1.5)
Other	43	42	1	2.4

	$60,552	$58,593	$1,959	3.3%

Comparable school revenue growth during the thirteen weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily driven by increased tuition rates of approximately 2.3% and increased enrollments.

Total Company revenue growth for the thirteen weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily the result of the acquisitions of LSS and an elementary school, both of which occurred during September 2009, and the ramp-up of three new preschools opened during the first quarter of Fiscal 2010 and another opened preschool during the third quarter of Fiscal 2010.

Revenue for the twenty-six weeks ended January 1, 2011 increased $3,566,000, or 3.3%, to $112,782,000 from $109,216,000 for the twenty-six weeks ended December 26, 2009. The revenue increase for the thirteen week periods was comprised of the following (dollars in thousands):

	Twenty-Six weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company revenue	$112,782	$109,216	$3,566	3.3%

Comparable Schools	$105,224	$104,158	$1,066	1.0%
Schools acquired, opened or closed after June 27, 2009:
Acquired	1,970	1,261	709	56.2
New	2,067	798	1,269	159.0
Closed	-	175	(175)	n.m.
Laurel Springs School	3,442	2,619	823	31.4
Other	79	205	(126)	(61.5)

	$112,782	$109,216	$3,566	3.3%

Total Company revenue growth for the twenty-six weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily the result of the acquisitions of LSS and an elementary school, both of which occurred during September 2009, and the ramp-up of new schools opened during Fiscal 2010 as the Company opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010.

Revenue Trends

The revenue results of each of the categories for the thirteen weeks ended January 1, 2011 (core schools, schools acquired or opened subsequent to September 26, 2009) and the thirteen weeks ended December 26, 2009 (schools acquired, opened or closed subsequent to September 27, 2008) are as follows:

	Thirteen weeks ended January 1, 2011	Number of Schools	Percent of Revenue	Thirteen weeks ended December 26, 2009	Number of Schools	Percent of Revenue
Core Schools	$58,267	183	96.2%	$52,406	171	89.5%
Acquired Schools	-	-	-	3,202	7	5.5
New Schools	270	1	0.4	932	5	1.6
LSS	1,972		3.3	2,003		3.4
Other	43		0.1	42		0.1

	$60,552		100.0%	$58,585		100.0%

Core Schools’ revenue increased as a percentage of total revenue to 96.2% for the thirteen weeks ended January 1, 2011 as compared to 89.5% for the same period ended December 26, 2009. This was primarily the result of eleven of the twelve schools classified as Acquired Schools and New Schools during the thirteen weeks ended December 26, 2009 becoming Comparable and Core Schools during the thirteen weeks ended January 1, 2011.

The revenue results of each of the growth initiative categories for the twenty-six weeks ended January 1, 2011 (core schools, schools acquired or opened subsequent to December 26, 2009) and the twenty-six weeks ended December 26, 2009 (schools acquired, opened or closed subsequent to June 28, 2008) are as follows:

	Twenty-Six weeks ended January 1, 2011	Number of Schools	Percent of Revenue	Twenty-Six weeks ended December 26, 2009	Number of Schools	Percent of Revenue
Core Schools	$105,224	179	93.3%	$97,676	166	89.4%
Acquired Schools	1,970	1	1.7	6,558	10	6.0
New Schools	2,067	4	1.8	2,108	7	1.9
Closed Schools	-	1	-	175	5	0.2
LSS	3,442		3.1	2,619		2.4
Other	79		0.1	80		0.1

	$112,782		100.0%	$109,216		100.0%

Acquired Schools’ revenue decreased as a percentage of total revenue to 1.7% for the twenty-six weeks ended January 1, 2011, as compared to 6.0% for the twenty-six weeks ended December 26, 2009. This decrease is attributable to the decrease in schools in the “Acquired Schools” category in the twenty-six weeks ended January 1, 2011 as compared to the corresponding period in Fiscal 2010. Acquired Schools for the twenty-six weeks ended January 1, 2011 consisted of one elementary school, compared to six preschools and four elementary schools for the twenty-six weeks ended December 26, 2009.

LSS revenue increased as a percentage of total revenue to 3.1% for the twenty-six weeks ended January 1, 2011, as compared to 2.4% for the twenty-six weeks ended December 26, 2009. LSS results during the twenty-six weeks ended December 26, 2009 were not reflective of an entire twenty-six week period, as LSS was acquired during September of 2009.

Enrollment trends

The Company estimates Comparable School enrollment trends based on the relationship of average tuition rate increases to Comparable School revenue performance. As an example, a 3% increase in Comparable School revenue could result from a 2% tuition increase and a 1% Comparable School enrollment increase. Tuition rate and implied enrollment changes for each thirteen week period during Fiscal 2011 and Fiscal 2010 as compared to the same thirteen week periods during Fiscal 2010 and Fiscal 2009 were as follows:

	Comparable School increase (decrease)
Thirteen Weeks Ended	Revenue	Tuition Rate	Enrollment
September 26, 2009 compared to September 27, 2008	(5.8)%	4.5%	(10.3)%
December 26, 2009 compared to December 27, 2008	(4.8)%	4.5%	(9.3)%
March 27, 2010 compared to March 28, 2009	(3.9)%	3.0%	(6.9)%
June 26, 2010 compared to June 27, 2009 (1)	(1.8)%	3.0%	(4.8)%
October 2, 2010 compared to September 26, 2009	(0.5)%	2.3%	(2.8)%
January 1, 2011 compared to December 26, 2009	3.1%	2.3%	0.8%

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

Personnel costs for the thirteen weeks ended January 1, 2011 increased $323,000, or 1.2%, to $27,876,000 from $27,553,000 for the thirteen weeks ended December 26, 2009. The increase in personnel costs for the thirteen weeks ended January 1, 2011 and December 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company personnel costs	$27,876	$27,553	$323	1.2%

Comparable Schools	$27,230	$27,211	$19	0.1%
Schools acquired, opened or closed after September 26, 2009:
New	130	-	130	n.m.
Closed	-	14	(14)	n.m.
Laurel Springs School	516	328	188	57.3

	$27,876	$27,553	$323	1.2%

Personnel costs for the twenty-six weeks ended January 1, 2011 increased $1,544,000, or 2.9%, to $54,264,000 from $52,720,000 for the twenty-six weeks ended December 26, 2009. The increase in personnel costs for the twenty-six week periods ended January 1, 2011 and December 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Twenty-six weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company personnel costs	$54,264	$52,720	$1,544	2.9%

Comparable Schools	$51,228	$50,871	$357	0.7%
Schools acquired, opened or closed after June 27, 2009:
Acquired	1,023	562	461	82.0
New	1,102	553	549	99.3
Closed	-	154	(154)	n.m.
Laurel Springs School	911	580	331	57.1

	$54,264	$52,720	$1,544	2.9%

The Company’s overall increase in personnel costs for the twenty-six weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily the result of the acquisitions of LSS and an elementary school, both of which occurred during September of 2009; the added personnel costs associated with these new schools impacted only the latter half of the Fiscal 2010 period, whereas such costs affected the entire Fiscal 2010 period. The Company also opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010. In addition, comparable school payroll increased due to increases in staffing required for the opening of new classrooms.

Personnel costs decreased to 46.0% of revenue for the thirteen weeks ended January 1, 2011 as compared to 47.0% for thirteen weeks ended December 26, 2009. Personnel costs decreased to 48.1% of revenue for the twenty-six weeks ended January 1, 2011 as compared to 48.3% for twenty-six weeks ended December 26, 2009. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	January 1, 2011	December 26, 2009
Total Company	46.0%	47.0%

Comparable Schools	46.7%	48.1%
Core Schools	46.7%	47.9%
Schools acquired or opened subsequent to December 26, 2009 for Fiscal 2011 and December 27, 2008 for Fiscal 2010
Acquired Schools	-	50.1%
New Schools	48.1%	55.8%
Laurel Springs School	26.2%	16.4%

	Percentage of Revenue
	Twenty-six weeks ended
	January 1, 2011	December 26, 2009
Total Company	48.1%	48.3%

Comparable Schools	48.7%	48.8%
Core Schools	48.7%	48.4%
Schools acquired or opened subsequent to June 27, 2009 for Fiscal 2011 and June 28 2008 for Fiscal 2010
Acquired Schools	51.9%	52.2%
New Schools	53.3%	60.0%
Laurel Springs School	26.5%	22.2%

Personnel costs at Comparable Schools and Core Schools have decreased as a percentage of revenue for the thirteen and twenty-six week periods ended January 1, 2011 as compared to the same periods ended December 26, 2009. These decreases are reflective of the impact of wage rates which have generally remained frozen since the second quarter of Fiscal 2009 coupled with increases in revenue primarily driven by increased tuition and enrollments.

There were no Acquired Schools during the thirteen weeks ended January 1, 2011. Acquired Schools’ personnel costs as a percentage of revenue decreased to 51.9% for the twenty-six weeks ended January 1, 2011, as compared to 52.2% for the twenty-six weeks ended December 26, 2009. Acquired Schools for the twenty-six weeks ended January 1, 2011 included one elementary school compared to six preschools and four elementary schools for the twenty-six weeks ended December 26, 2009.

New Schools’ personnel costs decreased as a percentage of revenue to 48.1% for the thirteen weeks ended January 1, 2011, as compared to 55.8% for the thirteen weeks ended December 26, 2009. New Schools’ personnel costs decreased as a percentage of revenue to 53.3% for the twenty-six weeks ended January 1, 2011, as compared to 60.0% for the twenty-six weeks ended December 26, 2009. The decrease in both periods was reflective of the typical enrollment ramp-up period common to New Schools.

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

School operating cost for the thirteen weeks ended January 1, 2011 decreased $227,000, or 2.9%, to $7,647,000 from $7,874,000 for the thirteen weeks ended December 26, 2009. The decrease in school operating costs for the thirteen weeks ended January 1, 2011 and December 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company school operating costs	$7,647	$7,874	$(227)	(2.9)%

Comparable Schools	$7,355	$7,568	$(213)	(2.8)%
Schools acquired, opened or closed after September 26, 2009:
New	30	-	30	n.m.
Closed	17	56	(39)	(69.6)
Laurel Springs School	240	244	(4)	(1.6)
Other	5	6	(1)	(16.7)

	$7,647	$7,874	$(227)	(2.9)%

The Company’s overall decrease in school operating cost for the thirteen weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily the result of lower food, facility maintenance and teaching supply costs partially offset by increased electric and gas utility costs.

School operating costs for the twenty-six weeks ended January 1, 2011 increased $517,000, or 3.3%, to $16,060,000 from $15,543,000 for the twenty-six weeks ended December 26, 2009. The increase in school operating costs for the twenty-six week periods ended January 1, 2011 and December 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Twenty-six weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company school operating costs	$16,060	$15,543	$517	3.3%

Comparable Schools	$14,969	$14,655	$314	2.1%
Schools acquired, opened or closed after September 26, 2009:
Acquired	252	159	93	58.5
New	320	191	129	67.5
Closed	41	154	(113)	(73.4)
Laurel Springs School	469	375	94	25.1
Other	9	9	-	-

	$16,060	$15,543	$517	3.3%

The Company’s overall increase in school operating costs for the twenty-six weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily the result of higher food, teaching and office supplies costs and gas and electric utility costs during the first fiscal quarter of Fiscal 2011 as compared to the same period during Fiscal 2010.

School operating cost decreased to 12.6% of revenue for the thirteen weeks ended January 1, 2011 as compared to 13.4% for the thirteen weeks ended December 26, 2009. School operating cost was 14.2% of revenue for the twenty-six week periods ended January 1, 2011 and December 26, 2009. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	January 1, 2011	December 26, 2009

Total Company	12.6%	13.4%

Comparable Schools	12.6%	13.4%
Core Schools	12.6%	13.3%
Schools acquired or opened subsequent to December 26, 2009 for Fiscal 2011 and December 27, 2008 for Fiscal 2010
Acquired Schools	-	12.0%
New Schools	11.1%	20.7%
Laurel Springs School	12.2%	12.2%

	Percentage of Revenue
	Twenty-six weeks ended
	January 1, 2011	December 26, 2009
Total Company	14.2%	14.2%

Comparable Schools	14.2%	14.1%
Core Schools	14.2%	14.0%
Schools acquired or opened subsequent to June 27, 2009 for Fiscal 2011 and June 28 2008 for Fiscal 2010
Acquired Schools	12.8%	13.7%
New Schools	15.5%	19.5%
Laurel Springs School	13.6%	14.3%

Comparable Schools’ operating costs as a percentage of revenue decreased to 12.6% from 13.4% for the thirteen weeks ended January 1, 2011 as compared to the same period ended December 26, 2009. The decrease was the result of lower food, facility maintenance and teaching supplies costs partially offset by increased electric and gas utility costs.

New Schools’ operating costs decreased as a percentage of revenue to 11.1% for the thirteen weeks ended January 1, 2011, as compared to 20.7% for the thirteen weeks ended December 26, 2009. New Schools’ operating costs decreased as a percentage of revenue to 15.5% for the twenty-six weeks ended January 1, 2011, as compared to 19.5% for the thirteen weeks ended December 26, 2009. The decrease in both periods was reflective of the typical enrollment ramp-up period common to New Schools.

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

Rent and other costs for the thirteen weeks ended January 1, 2011 increased $190,000, or 1.3%, to $14,939,000 from $14,749,000 for the thirteen weeks ended December 26, 2009. The increase in rent and other costs for the thirteen weeks ended January 1, 2011 and December 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company rent and other costs	$14,939	$14,749	$190	1.3%

Comparable Schools	$14,459	$14,344	$115	0.8%
Schools acquired, opened or closed after September 26, 2009:
New	223	45	178	395.6
Closed	165	280	(115)	(41.1)
Laurel Springs School	92	80	12	15.0

	$14,939	$14,749	$190	1.3%

The Company’s overall increase in rent and other costs for the thirteen weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily the result of overall contractual rent and property tax escalations and pre-opening costs incurred for one school which opened during the third quarter of Fiscal 2011.

Rent and other costs for the twenty-six weeks ended January 1, 2011 increased $569,000, or 1.9%, to $29,960,000 from $29,391,000 for the twenty-six weeks ended December 26, 2009. The increase in school operating costs for the twenty-six week periods ended January 1, 2011 and December 26, 2009, respectively, was comprised of the following (dollars in thousands):

	Twenty-six weeks ended		Increase (decrease)
	January 1, 2011	December 26, 2009	Dollar	Percent
Total Company rent and other costs	$29,960	$29,391	$569	1.9%

Comparable Schools	$27,901	$27,855	$46	0.2%
Schools acquired, opened or closed after September 26, 2009:
Acquired	367	209	158	75.6
New	1,072	700	372	53.1
Closed	436	538	(102)	(19.0)
Laurel Springs School	184	89	95	106.7

	$29,960	$29,391	$569	1.9%

The Company’s overall increase in rent and other costs for the twenty-six weeks ended January 1, 2011 as compared to the same period ended December 26, 2009 was primarily the result of scheduled rent escalations at Comparable Schools which were contingent upon Consumer Price Indices. This increase was also the result of the acquisitions of LSS and an elementary school, both of which occurred during September of 2009. The Company also opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010.

Rent and other costs decreased to 24.7% of revenue for the thirteen weeks ended January 1, 2011 as compared to 25.2% for thirteen weeks ended December 26, 2009. Rent and other costs decreased to 26.6% of revenue for the twenty-six weeks ended January 1, 2011 as compared to 26.9% for twenty-six weeks ended December 26, 2009. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	January 1, 2011	December 26, 2009

Total Company	24.7%	25.2%

Comparable Schools	24.8%	25.4%
Core Schools	24.8%	25.2%
Schools acquired or opened subsequent to December 26, 2009 for Fiscal 2011 and December 27, 2008 for Fiscal 2010
Acquired Schools	-	20.8%
New Schools	82.6%	56.0%
Laurel Springs School	4.7%	3.9%

	Percentage of Revenue
	Twenty-six weeks ended
	January 1, 2011	December 26, 2009
Total Company	26.6%	26.9%

Comparable Schools	26.5%	26.7%
Core Schools	26.5%	26.1%
Schools acquired or opened subsequent to June 27, 2009 for Fiscal 2011 and June 28 2008 for Fiscal 2010
Acquired Schools	18.6%	26.7%
New Schools	51.9%	69.9%
Laurel Springs School	5.3%	3.4%

Increases in rent and other costs as a percentage of revenue at Comparable Schools and Core Schools are reflective of overall contractual rent and property tax escalations at these schools offset by overall enrollment and tuition increases.

New Schools’ rent and other costs increased as a percentage of revenue to 82.6% for the thirteen weeks ended January 1, 2011, as compared to 56.0% for the thirteen weeks ended December 26, 2009. New Schools during the thirteen weeks ended January 1, 2011 included pre-opening and rent costs for one school which opened during the third quarter of Fiscal 2011.

New Schools’ rent and other costs decreased as a percentage of revenue to 51.9% for the twenty-six weeks ended January 1, 2011 as compared to 69,9% for the same period ended December 26, 2009. These decreases in both periods were reflective of the typical enrollment ramp-up period common to New Schools.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended January 1, 2011 increased $1,673,000, or 19.9%, to $10,090,000 from $8,417,000 for the thirteen weeks ended December 26, 2009. Gross profit for the twenty-six weeks ended January 1, 2011 increased $936,000, or 8.1%, to $12,498,000 from $11,562,000 for the twenty-six weeks ended December 26, 2009.

The change in gross profit for the thirteen and twenty-six weeks ended January 1, 2011 as compared to the same periods ended December 26, 2009 was as follows (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	January 1, 2011	Revenues	December 26, 2009	Revenues	Dollar	Percent
Revenues	$60,552	100.0%	$58,593	100.0%	$1,959	3.3%

Personnel costs	27,876	46.0	27,553	47.0	323	1.2
School operating costs	7,647	12.6	7,874	13.4	(227)	(2.9)
Rent and other	14,939	24.7	14,749	25.2	190	1.3

Cost of services	50,462	83.3	50,176	85.6	286	0.6

Gross profit	$10,090	16.7%	$8,417	14.4%	$1,673	19.9%

	Twenty-six weeks ended		Twenty-six weeks ended	Percent of	Increase (decrease)
	January 1, 2011	Revenues	December 26, 2009	Revenues	Dollar	Percent
Revenues	$112,782	100.0%	$109,216	100.0%	$3,566	3.3%

Personnel costs	54,264	48.1	52,720	48.3	1,544	2.9
School operating costs	16,060	14.2	15,543	14.2	517	3.3
Rent and other	29,960	26.6	29,391	26.9	569	1.9

Cost of services	100,284	88.9	97,654	89.4	2,630	2.7

Gross profit	$12,498	11.1%	$11,562	10.6%	$936	8.1%

The change in gross profit for Comparable Schools for the thirteen and twenty-six weeks ended January 1, 2011 as compared to the same periods ended December 26, 2009 was as follows (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	January 1, 2011	Revenues	December 26, 2009	Revenues	Dollar	Percent
Revenues	$58,267	100.0%	$56,539	100.0%	$1,728	3.1%

Personnel costs	27,230	46.7	27,211	48.1	19	0.1
School operating costs	7,355	12.6	7,568	13.4	(213)	(2.8)
Rent and other	14,459	24.8	14,344	25.4	115	0.8

Cost of services	49,044	84.2	49,123	86.9	(79)	(0.2)

Gross profit	$9,223	15.8%	$7,416	13.1%	$1,807	24.4%

	Twenty-six weeks ended		Twenty-six weeks ended	Percent of	Increase (decrease)
	January 1, 2011	Revenues	December 26, 2009	Revenues	Dollar	Percent
Revenues	$105,224	100.0%	$104,158	100.0%	$1,066	1.0%

Personnel costs	51,228	48.7	50,871	48.8	357	0.7
School operating costs	14,969	14.2	14,655	14.1	314	2.1
Rent and other	27,901	26.5	27,855	26.7	46	0.2

Cost of services	94,098	89.4	93,381	89.7	717	0.8

Gross profit	$11,126	10.6%	$10,777	10.3%	$349	3.2%

The table below shows comparative information as a percentage of revenue for the thirteen weeks ended January 1, 2011 and December 26, 2009 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirteen weeks ended January 1, 2011	Percentage of Revenue	Thirteen weeks ended December 26, 2009	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools

Number of schools	183	-	171	-

Revenue	$58,267	100.0%	$52,406	100.0%	$5,861	11.2%

Personnel Cost	27,230	46.7	25,086	47.9	2,144	8.5
School Operating Cost	7,355	12.6	6,992	13.3	363	5.2
Rent and Other	14,459	24.8	13,204	25.2	1,255	9.5

Gross Profit	$9,223	15.8%	$7,124	13.6%	$2,099	29.5%

Acquired Schools

Number of schools	0		7

Revenue	$-	n.m.	$3,202	100.0%	$(3,202)	n.m.

Personnel Costs	-	n. m.	1,605	50.1	(1,605)	n. m.
School Operating Costs	-	n. m.	385	12.0	(385)	n. m.
Rent and Other	-	n. m.	665	20.8	(665)	n. m.

Gross Profit	$-	n.m.	$547	17.1%	$(547)	n.m.

New Schools

Number of schools	1		5

Revenue	$270	100.0%	$932	100.0%	$(662)	(71.0)%

Personnel Costs	130	48.1	520	55.8	(390)	(75.0)
School Operating Costs	30	11.1	193	20.7	(163)	(84.5)
Rent and Other	223	82.6	522	56.0	(299)	(57.3)

Gross Loss	$(113)	(41.9)%	$(303)	(32.5)%	$190	62.7%

Closed Schools

Number of schools	1		1

Revenue	$-	n.m.	$8	n. m.	$(8)	-

Personnel Costs	-	n.m.	14	n.m.	(14)	(100.0)
School Operating Costs	17	n.m.	55	n.m.	(38)	(69.1)
Rent and Other	165	n.m.	279	n.m.	(114)	(40.9)

Gross Profit	$(182)	n.m.	$(340)	n.m.	$158	46.5%

Laurel Springs School

Revenue	$1,972	100.0%	$2,003	100.0%	$(31)	(1.5)%

Personnel Costs	516	26.2	328	16.4	188	57.32
School Operating Costs	240	12.2	244	12.2	(4)	(1.6)
Rent and Other	92	4.7	79	3.9	13	16.5

Gross Profit	$1,124	57.0%	$1,352	6 7.5%	$(228)	(16.9)%

Other

Revenue	$43	100.0%	$42	100.0%	$1	2.4%

Personnel Costs	-	-	-	-	-	n.a.
School Operating Costs	5	11.6	5	11.9	-	-
Rent and Other	-	-	-	-	-	n.a.

Gross Profit	$38	88.4%	$37	88.1%	$1	2.7%

Total

Revenue	$60,552	100.0%	$58,593	100.0%	$1,959	3.3%

Personnel Costs	27,876	46.0	27,553	47.0	323	1.2
School Operating Costs	7,647	12.6	7,874	13.4	(227)	(2.9)
Rent and Other	14,939	24.7	14,749	25.2	190	1.3

Gross Profit	$10,090	16.7%	$8,417	14.4%	$1,673	19.9%

The table below shows comparative information as a percentage of revenue for the twenty-six weeks ended January 1, 2011 and December 26, 2009 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Twenty-Six weeks ended January 1, 2011	Percentage of Revenue	Twenty-Six weeks ended December 26, 2009	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools

Number of schools	179	-	166	-

Revenue	$105,224	100.0%	$97,676	100.0%	$7,548	7.7%

Personnel Cost	51,228	48.7	47,296	48.4	3,932	8.3
School Operating Cost	14,969	14.2	13,694	14.0	1,275	9.3
Rent and Other	27,901	26.5	25,537	26.1	2,364	9.3

Gross Profit	$11,126	10.6%	$11,149	11.4%	$(23)	(0.2)%

Acquired Schools

Number of schools	1		10

Revenue	$1,970	100.0%	$6,558	100.0%	$(4,588)	(70.0)%

Personnel Costs	1,023	51.9	3,425	52.2	(2,402)	(70.1)
School Operating Costs	252	12.8	900	13.7	(648)	(72.0)
Rent and Other	367	18.6	1,753	26.7	(1,386)	(79.1)

Gross Profit	$328	16.6%	$480	7.3%	$(152)	(31.7)%

New Schools
					-

Number of schools	4		7

Revenue	$2,067	100.0%	$2,108	100.0%	$(41)	(1.9)%

Personnel Costs	1,102	53.3	1,264	60.0	(162)	(12.8)
School Operating Costs	320	15.5	411	19.5	(91)	(22.1)
Rent and Other	1,072	51.9	1,474	69.9	(402)	(27.3)

Gross Loss	$(427)	(20.7)%	$(1,041)	(49.4)%	$614	59.0%

Closed Schools

Number of schools	1		1

Revenue	$-	n.m.	$175	n. m.	$(175)	-

Personnel Costs	-	n.m.	154	n.m.	(154)	(100.0)
School Operating Costs	41	n.m.	154	n.m.	(113)	(73.4)
Rent and Other	436	n.m.	538	n.m.	(102)	(19.0)

Gross Profit	$(477)	n.m.	$(671)	n.m.	$194	28.9%

Laurel Springs School

Revenue	$3,442	100.0%	$2,619	100.0%	$823	31.4%

Personnel Costs	911	26.5	581	22.2	330	56.80
School Operating Costs	469	13.6	375	14.3	94	25.1
Rent and Other	184	5.3	89	3.4	95	106.7

Gross Profit	$1,878	54.6%	$1,574	60.1%	$304	19.3%

Other

Revenue	$79	100.0%	$80	100.0%	$(1)	(1.3)%

Personnel Costs	-	-	-	-	-	n.a.
School Operating Costs	9	11.4	9	11.3	-	-
Rent and Other	-	-	-	-	-	n.a.

Gross Profit	$70	88.6%	$71	88.8%	$(1)	(1.4)%

Total

Revenue	$112,782	100.0%	$109,216	100.0%	$3,566	3.3%

Personnel Costs	54,264	48.1	52,720	48.3	1,544	2.9
School Operating Costs	16,060	14.2	15,543	14.2	517	3.3
Rent and Other	29,960	26.6	29,391	26.9	569	1.9

Gross Profit	$12,498	11.1%	$11,562	10.6%	$936	8.1%

General and administrative expenses

For the thirteen weeks ended January 1, 2011, general and administrative expenses increased $862,000, or 14.8%, to $6,703,000 from $5,841,000 for the thirteen weeks ended December 26, 2009. The increase in general and administrative expenses included $615,000 of company bonus programs. The increase also included $215,000 for the settlement reached between the Company and the United States Department of Justice (“DOJ”) in regard to a lawsuit that had been filed by the DOJ alleging the Company violated Title III of the Americans with Disabilities Act of 1990 (“ADA”).

For the twenty-six weeks ended January 1, 2011, general and administrative expenses increased $1,937,000, or 18.1%, to $12,666,000 from $10,729,000 for the twenty-six weeks ended December 26, 2009. The increase in general and administrative expenses included increased costs at LSS of $802,000 as LSS was acquired in September 2009. The increase in general and administrative expenses also included $750,000 of company bonus programs. The increase also included $215,000 for the settlement reached between the Company and the DOJ in regard to the lawsuit noted above.

Operating income (loss)

As a result of the factors mentioned above, the Company’s operating income increased $811,000 to $3,387,000 for the thirteen weeks ended January 1, 2011 from $2,576,000 of operating income for the thirteen weeks ended December 26, 2009. The Company’s operating income decreased $1,001,000 to an operating loss of $168,000 for the twenty-six weeks ended January 1, 2011 from operating income of $833,000 for the twenty-six weeks ended December 26, 2009.

Interest expense

Interest expense for the thirteen weeks ended January 1, 2011 and December 26, 2009 was $351,000 and $315,000, respectively. Interest expense for the twenty-six weeks ended January 1, 2011 and December 26, 2009 was $768,000 and $582,000, respectively. During the twenty-six weeks ended January 1, 2011, the Company had average daily debt outstanding of $21,793,000 as compared to average daily debt outstanding of $25,313,000 during the twenty-six weeks ended December 26, 2009. Lower average outstanding debt was offset by an approximate 100 - 150 bps increase in interest rates under the terms of the 2008 Amended Credit Agreement, which increased interest expense by approximately $11,000 and $136,000 for the thirteen and twenty-six week periods ended January 1, 2011 as compared to the same periods ended December 26, 2009, respectively. The thirteen and twenty-six weeks ended January 1, 2011 also included $25,000 and $50,000 of loan fee amortization expense, respectively, which were incurred when amending the 2008 Credit Agreement which occurred during the third quarter of Fiscal 2010.

Income taxes

Income tax expense for the thirteen weeks ended January 1, 2011 was $1,113,000 as compared to $873,000 for the thirteen week period ended December 26, 2009. The Company’s income tax benefit for the twenty-six weeks ended January 1, 2011 was $489,000 as compared to income tax expense of $102,000 for the twenty-six week period ended December 26, 2009. The Company’s effective tax rate was 52.8% and 38.3% for the twenty-six week periods ended January 1, 2011 and December 26, 2009, respectively. The increase in the Company’s effective tax rate was the result of a tax refund received that was related to LSS, the amount received exceeded the estimated fair value of income tax receivable that had been recorded in accounting for the business combination.

Discontinued operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	January 1, 2011	December 26, 2009	January 1, 2011	December 26, 2009

Cost of services	$(25)	$(58)	$(46)	$(120)
Rent and other	(97)	(555)	(218)	(818)

Loss from discontinued operations before income tax benefit	(122)	(613)	(264)	(938)
Income tax benefit	48	236	104	361

Loss from discontinued operations	$(74)	$(377)	$(160)	$(577)

Net income (loss )

As a result of the above factors, the Company’s net income was $1,853,000 for the thirteen weeks ended January 1, 2011 as compared to $1,018,000 for the thirteen weeks ended December 26, 2009. As a result of the above factors, the Company’s net loss was $598,000 for the twenty-six weeks ended January 1, 2011 as compared to $413,000 for the twenty-six weeks ended December 26, 2009.

Liquidity and Capital Resources

Cash Flow

The Company’s principal sources of liquidity are cash flow from operations and amounts available under its revolving credit facility under the 2008 Amended Credit Agreement. Principal uses of liquidity are to meet working capital needs, debt service, capital expenditures related to the renovation and maintenance of its existing schools, and capital expenditures related to new school development, furniture, fixtures, technology, curriculum and acquisitions.

Under the 2008 Amended Credit Agreement, at January 1, 2011 and February 4, 2011, there was $21,800,000 and $20,100,000 of borrowings outstanding, respectively. In addition, there was $2,615,000 outstanding for letters of credit at January 1, 2011 and February 7, 2011. The total unused and available portion of the 2008 Amended Credit Agreement, after allowance for the letters of credit, at January 1, 2011 was $50,585,000 and at February 4, 2011 was $52,285,000. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates, at January 1, 2011 and February 7, 2011, the Company had interest rate swap contracts with notional amounts totaling $13,000,000.

Due to the inherent nature of the education and preschool business, cash flows during the twenty-six week periods presented are not necessarily indicative of cash flow patterns of the remaining business cycle. During the first quarter of the fiscal year, operating income is typically lower than any other period during the year. Also, during this period, collection of registration fees and the pre-payment of tuition are at a peak.

Cash provided by operating activities for the twenty-six weeks ended January 1, 2011 was $1,650,000 and cash used by operating activities for the twenty-six weeks ended December 26, 2009 was $165,000. The $1,815,000 increase in the twenty-six weeks ended January 1, 2011 as compared to same period ended December 26, 2009 was primarily due to an increase in the change of deferred revenue of $2,604,000 of which $2,387,000 came from schools acquired subsequent to the first quarter of Fiscal 2011. Also, a decrease in the change in customer accounts receivable of $574,000 contributed to the increase in cash provided by operating activities. These increases were partially offset by a decrease of accounts payable and current liabilities of $741,000, increases in the change in prepaid expenses of $615,000 and an increase in net losses of $185,000.

Cash used in investing activities for the twenty-six weeks ended January 1, 2011 and the same period ended December 26, 2009 was $3,280,000 and $15,233,000, respectively. During the first quarter of Fiscal 2010, the Company used $11,983,000 for the acquisition of one elementary school and an on-line distance learning school.

Cash provided by financing activities during the twenty-six weeks ended January 1, 2011 was $320,000, which primarily consisted of the Company’s borrowings of long-term debt. Cash provided by financing activities during the twenty-six weeks ended December 26, 2009 was $15,998,000 which included net borrowings of $15,975,000, of which $11,983,000 was used to fund the acquisition of one elementary school and an on-line distance learning school.

As a result of the above cash flow activity, total cash and cash equivalents decreased by $1,310,000 from $1,606,000 at July 3, 2010 to $296,000 at January 1, 2011.

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

As of January 1, 2011 and July 3, 2010, outstanding borrowings totaled $21,800,000 and $21,500,000, respectively and outstanding letters of credit as of January 1, 2011 and July 3, 2010 were $2,615,000.

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

The ranges of margins applicable during the twenty-six week periods ended January 1, 2011 and December 26, 2009 were as follows:

Spreads added to LIBOR or Base Rates Thirteen weeks ended
	January 1, 2011	December 26, 2009
LIBOR rate plus debt to defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	1.50% - 2.75%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	2.50% -3.75%	1.15% - 2.40%

The 2008 Amended Credit Agreement contains customary covenants and provisions that restrict the Company’s ability to change its business, acquire businesses, declare or pay dividends, grant liens, incur additional indebtedness, make capital expenditures, and to govern the use of proceeds from disposition of assets or equity related transactions and require repayment in certain change of control events. In addition, the 2008 Amended Credit Agreement provides that the Company must meet or exceed amounts for defined EBITDA and fixed charge coverage ratios and must not exceed certain leverage ratios. The Company’s loan covenants under the 2008 Amended Credit Agreement limit the amount of senior debt borrowings and acquisitions that are permitted. The Company’s obligations under the 2008 Amended Credit Agreement are collateralized in part by a pledge of the stock of the Company’s subsidiaries and liens on all real and personal property owned by the Company.

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties. At January 1, 2011, letter of credit commitments totaled $2,615,000.

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

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at January 1, 2011 (dollars in thousands):

			Fiscal
	Total	Twenty-six weeks ending July 2, 2011	2012	2013	2014	2015	Thereafter

Long term debt obligations including contractual interest	$24,856	$998	$998	$22,860	$-	$-	$-
Letters of credit	2,615	2,615	-	-	-	-	-
Operating leases	337,304	20,998	40,516	37,933	34,952	32,503	170,402

Total	$364,775	$24,611	$41,514	$60,793	$34,952	$32,503	$170,402

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

At January 1, 2011, there were seven leased properties included in discontinued operations. Five of these properties were sub-leased and two remained vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If the parties under these sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. The operating lease commitments reflected are net of sublease amounts due to the Company of $5,720,000. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2011 and 2017. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is unsuccessful in subleasing additional closed schools or extending existing sublease agreements.

In addition to the lease obligations noted above, the Company has made guarantees for twelve leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of January 1, 2011 is $1,284,000.

Capital Expenditures

Company-funded capital expenditures for New School development includes school equipment, furniture, fixtures and curricula purchased by the Company for the operations of the New Schools. The funds used to open or acquire these schools were provided by cash flow from operations, the Company’s Revolving Credit Agreement or asset sales. Renovations and equipment purchases are capital expenditures incurred for existing schools in order to maintain the operations and, where necessary, upgrade the school facility and/or extend the service life of the school. The Company’s current senior bank credit facility has annual limitations on the amount of capital expenditures. This limitation is $15,000,000 for Fiscal 2011.

Capital expenditures for the twenty-six weeks ended January 1, 2011 and December 26, 2009 were as follows (dollars in thousands):

	Twenty-Six weeks ended
	January 1, 2011	December 26, 2009

New school development	$687	$1,016
Facility renovations	1,525	1,512
Curriculum	617	705
Corporate and information systems	692	517

	$3,521	$3,750

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement and the 2008 Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $21,000 and $41,000 for the thirteen weeks ended January 1, 2011and December 26, 2009, respectively. A 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $44,000 and $62,000 for the twenty-six weeks ended January 1, 2011and December 26, 2009, respectively.

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

At January 1, 2011 and July 3, 2010, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly-effective:

Swap #	Notional Amount	Fixed Rate Payment Obligation	Counterparty payments index	Termination Date
1	$3,000	1.15%	LIBOR	February 27, 2012
2	5,000	1.48%	LIBOR	March 26, 2012

In addition to the above interest rate swaps, during Fiscal 2010, the Company entered into a “blend and extend” transaction with its bank, whereby the original interest rate swap was terminated and replaced with a new interest rate swap with a notional amount of $5,000,000, a termination date of May 28, 2012 and a rate of 1.86%. This swap is not fully effective and changes in value are recognized on the Company’s Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 1, 2011. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1A.	Risk Factors

5.                 Other Information

On January 14, 2011, the Company reached a settlement ending its litigation with the DOJ and the lawsuit was dismissed with prejudice.

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

NOBEL LEARNING COMMUNITIES, INC.

Dated: February 10, 2011	By:	/S/ THOMAS FRANK
Thomas Frank
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

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