Form 10-Q
period 2011-04-02
NOBEL LEARNING COMMUNITIES INC
filed 2011-05-12
CIK 721237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the issuer’s common stock outstanding at May 4, 2011 was 10,614,585.

DRAFT – FOR DISCUSSION PURPOSES

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

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	April 2, 2011	July 3, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,239	$1,606
Customer accounts receivable, less allowance for doubtful accounts of $378 at April 2, 2011 and $464 at July 3, 2010	853	957
Note receivable, current portion	250	250
Deferred tax asset	1,200	749
Prepaid rent	3,470	3,425
Prepaid expenses and other current assets	2,371	2,746

Total Current Assets	11,383	9,733

Property and equipment, at cost	90,177	86,907
Accumulated depreciation and amortization	(61,097)	(57,863)

Property and equipment, net	29,080	29,044

Goodwill	87,613	83,275
Intangible assets, net	7,106	8,062
Note receivable	237	473
Deposits and other assets	4,451	3,809

Total Assets	$139,870	$134,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other current liabilities	$21,890	$19,534
Income taxes payable	1,745	752
Current portion of lease obligations	112	226
Deferred revenue	18,876	15,756

Total Current Liabilities	42,623	36,268

Long-term obligations	18,000	21,500
Long-term portion of lease obligations	436	533
Deferred tax liability	1,704	2,060
Other long term liabilities	2,657	2,055

Total Liabilities	65,420	62,416

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; 1,063,830 shares issued and outstanding	1	1
Common stock, $0.001 par value; 20,000,000 shares authorized;
10,612,585 and 10,550,701 shares issued and outstanding at April 2, 2011 and July 3, 2010, respectively	10	10
Additional paid-in capital	61,169	60,427
Retained earnings	13,317	11,601
Accumulated other comprehensive loss	(47)	(59)

Total Stockholders’ Equity	74,450	71,980

Total Liabilities and Stockholders’ Equity	$139,870	$134,396

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars and shares outstanding amounts in thousands; except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Revenues	$63,235	$60,188	$176,017	$169,404

Personnel costs	29,483	28,777	83,747	81,497
School operating costs	8,061	8,011	24,121	23,554
Rent and other	15,374	15,034	45,334	44,425

Cost of services	52,918	51,822	153,202	149,476

Gross profit	10,317	8,366	22,815	19,928

General and administrative expenses	6,056	5,877	18,722	16,606

Operating income	4,261	2,489	4,093	3,322
Interest expense	364	495	1,132	1,077
Other income	(6)	(8)	(15)	(23)

Income from continuing operations before income taxes	3,903	2,002	2,976	2,268
Income tax expense	1,510	771	1,020	872

Income from continuing operations	2,393	1,231	1,956	1,396
Loss from discontinued operations, net of income tax effect	(80)	(73)	(240)	(650)

Net income	$2,313	$1,158	$1,716	$746

Basic income per share:
Income from continuing operations	$0.23	$0.12	$0.19	$0.13
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.06)

Net income per share	$0.22	$0.11	$0.16	$0.07

Diluted income per share:
Income from continuing operations	$0.22	$0.12	$0.18	$0.13
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.06)

Net income per share	$0.22	$0.11	$0.16	$0.07

Weighted average of common shares outstanding:
Basic	10,551	10,551	10,551	10,525
Diluted	10,657	10,612	10,613	10,622

Net income per share totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Thirty-Nine Weeks Ended April 2, 2011

(Dollars in thousands except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(loss) income	Total

July 3, 2010	1,063,830	$1	10,550,701	$10	$60,427	$11,601	$(59)	$71,980
Net income	-	-	-	-	-	1,716	-	1,716
Change in fair value of swap contracts, net of tax	-	-	-	-	-	-	12	12

Total comprehensive income								1,728

Stock option compensation	-	-	-	-	762	-	-	762
Issuance and vesting of restricted share awards and related tax impact	-	-	61,884	-	(20)	-	-	(20)

April 2, 2011	1,063,830	$1	10,612,585	$10	$61,169	$13,317	$(47)	$74,450

The accompanying notes are an integral part of these consolidated financial statements.

Nobel Learning Communities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	April 2, 2011	March 27, 2010
Cash flows provided from operating activities:
Net Income	$1,716	$746

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,873	7,525
Reserve for lease costs for discontinued operations	185	370
Deferred taxes, net of business combinations	(827)	(432)
Provision for losses on accounts receivable	413	492
Stock based compensation	762	832
Other	-	(55)

Changes in assets and liabilities, net of business combinations:
Customer accounts receivable	(309)	(668)
Prepaid expenses and other current assets	362	547
Other assets and liabilities	8	61
Tax impact from vesting of restricted stock awards	(20)	32
Deferred revenue	2,863	(1,677)
Accounts payable and other current liabilities	2,785	(4,259)

Total adjustments	13,095	2,768

Net cash provided from operating activities	14,811	3,514

Cash flows used in investing activities:
Purchases of fixed assets, net of acquired amounts	(4,859)	(4,435)
School acquisitions	(5,075)	(11,983)
Proceeds from payment of note receivable	236	500

Net cash used in investing activities	(9,698)	(15,918)

Cash flows from financing activities:
Borrowings of long term debt	41,975	67,050
Repayment of long term debt	(45,475)	(53,075)
Loan modification fees	-	(338)
Proceeds from exercise of stock options	-	55
Tax impact from vesting of restricted stock awards	20	(32)

Net cash (used in) provided by financing activities	(3,480)	13,660

Net increase in cash and cash equivalents	1,633	1,256
Cash and cash equivalents at beginning of period	1,606	786

Cash and cash equivalents at end of period	$3,239	$2,042

Supplemental disclosure of cash flow information:
Interest paid	$934	$798
Income taxes paid	$701	$445

The accompanying notes are an integral part of these consolidated financial statements.

NOBEL LEARNING COMMUNITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Interim Financial Statements

for the Thirteen and Thirty-Nine Weeks Ended April 2, 2011

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at April 2, 2011 and results of operations for the thirteen and thirty-nine weeks ended April 2, 2011 and March 27, 2010, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

Due to the inherently seasonal nature of the education and preschool businesses, annualization of amounts in these interim financial statements may not be indicative of the actual operating results for the full year.

Future results of operations of the Company involve a number of risks and uncertainties including those discussed elsewhere in this Quarterly Report on Form 10-Q.

References to Fiscal 2011 refer to the 52 weeks ending July 2, 2011. References to Fiscal 2010 refer to the 53 weeks ended July 3, 2010. The third quarters of Fiscal 2011 and Fiscal 2010 are comprised of thirteen weeks.

The Company’s critical accounting policies are unchanged from those described in the Company’s Annual Report on Form 10-K for Fiscal 2010 for the fiscal year ended July 3, 2010.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different conditions or if assumptions change. The most significant estimates underlying the accompanying consolidated financial statements include long-lived assets and goodwill valuations and any potential impairment, revenue recognition, the allowance for doubtful accounts, the valuation of stock compensation expense and estimates of future obligations related to closed facilities, valuations of liabilities for workers’ compensation claim liabilities retained by the Company and realization of our deferred tax assets.

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

In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which became effective for the Company in Fiscal 2011. Adoption requires additional disclosure to delineate such categories in the notes to the Company’s consolidated financial statements (see Note 8).

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

Note 2. Earnings Per Share

Earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of basic earnings per share, weighted average number of shares outstanding is used as the denominator. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume the exercise of options and vesting of restricted share awards by applying the treasury stock method. Earnings per share are computed as follows (dollars and average common stock outstanding in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Basic income per share:
Net income	$2,313	$1,158	$1,716	$746
Weighted average common shares outstanding	10,551	10,551	10,551	10,525

Basic income (loss) per share	$0.22	$0.11	$0.16	$0.07

Diluted income per share:
Net income	$2,313	$1,158	$1,716	$746

Weighted average common shares outstanding	10,551	10,551	10,551	10,525
Stock options	106	61	62	97

Average common stock and dilutive securities outstanding	10,657	10,612	10,613	10,622

Diluted income per share	$0.22	$0.11	$0.16	$0.07

Anti-dilutive stock options and restricted share awards issued and outstanding with exercise and grant prices in excess of average market price	1,004	998	1,097	927

Note 3. Acquisitions

During the third quarter of Fiscal 2011, the Company completed the acquisition of the assets of five preschools located in the Washington D.C. metropolitan area from Children’s Center preschools. The acquisition expands the Company’s existing market coverage in the Washington D.C. metropolitan area and surrounding counties.

During the first quarter of Fiscal 2010, the Company completed two acquisitions. Both acquisitions are consistent with the Company’s growth strategy in the private pay education market and provide an expansion within an existing market and the expansion of the Company’s learning platform. The acquisitions are summarized as follows:

•

During the first quarter of Fiscal 2010, the Company completed the acquisition of all of the stock of Laurel Springs School (“LSS”) and substantially all of the assets of The Learning Springs (“TLS”). LSS is an online and distance learning private school (www.laurelsprings.com). Laurel Springs’ educational program spans the entire K-12 market and has a fully accredited curriculum that includes Honors AP Courses, a Gifted and Talented program, a chapter of the National Honors Society and a strong college preparatory program. Laurel Springs’ student body and alumni include elite athletes, entertainers, and home schooled students and concurrent students from all 50 states and from numerous foreign countries. Laurel Springs extends the Company’s educational programs through high school and provides a fully integrated K-12 platform.

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

A summary of the purchase price and the allocation of estimated fair value of the net assets and liabilities acquired or assumed, are presented below (dollars in thousands):

			Acquired Intangible Assets at Fair Value
Acquired Entity	Net cash paid at acquisition	Net non-cash working capital assets/ (liabilities) included in purchase price	Goodwill	Trade Name	Amortizable Asset Life (years)	Student Roster	Amortizable Asset Life (years)	Restrictive Covenants	Amortizable Asset Life (years)	Other Long- Term Assets (Liabilities) at Fair Value	Total purchase price of acquisition
Fiscal 2011 Acquisition
Children’s Center Schools	$5,075	$(225)	$4,338	$-	n/a	$562	4	$-	n/a	$400	$5,300
Fiscal 2010 Acquisitions
Laurel Springs School	$10,444	$(2,539)	$9,088	$1,126	5	$2,035	10	$150	5	$585	$12,984
Gifted Child Studies, Inc.	1,539	(1,611)	2,698	264	20	302	7	-	n/a	(115)	3,149

Total Fiscal 2010 acquisitions	$11,983	$(4,150)	$11,786	$1,390		$2,337		$150		$470	$16,133

Total acquisition costs recognized as general and administrative expense during the thirteen and thirty-nine week periods ended April 2, 2011 were $27,000 and $61,000, respectively. Total acquisition costs recognized as general and administrative expense during the thirteen and thirty-nine week periods ended March 27, 2010 were $32,000 and $206,000, respectively. Goodwill is tax deductible at a basis equal to book value in regard to the Children’s Center acquisition. Goodwill is not deductible for income tax purposes for either LSS or GCS.

The following unaudited pro forma results of operations assume that acquisitions were completed at the beginning of Fiscal 2010 (dollars in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Revenues	$65,227	$61,934	$180,998	$175,766
Net income	2,438	1,268	2,019	627
Net income per share - basic	$0.23	$0.12	$0.19	$0.06
Net income per share - diluted	$0.23	$0.12	$0.19	$0.06

Note 4. Goodwill and Intangible Assets, Net

Intangible assets include a franchise agreement and identifiable intangibles from acquisitions. At April 2, 2011 and July 3, 2010, the Company’s goodwill and intangible assets were as follows (dollars in thousands):

		April 2, 2011			July 3, 2010
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Goodwill	n.a.	$87,613	$-	$87,613	$83,275	$-	$83,275

Amortized intangible assets:
Franchise agreement	130	$580	$311	$269	$580	$260	$320
Trade names	194	4,317	1,054	3,263	4,317	743	3,574
Student rosters	86	7,317	3,835	3,482	8,485	4,436	4,049
Restrictive covenants	60	150	58	92	150	31	119

Total Intangible Assets		$12,364	$5,258	$7,106	$13,532	$5,470	$8,062

The gross carrying amount of total intangible assets has decreased by $1,168,000 to $12,364,000 at April 2, 2011 from $13,532,000 at July 3, 2010 as some student rosters from prior acquisitions have been fully amortized, partially offset by intangible assets acquired from the purchase of Children’s Center during Fiscal 2011. Amortization expense related to intangible assets was $430,000 and $687,000 for the thirteen weeks ended April 2, 2011 and March 27, 2010, respectively. Amortization expense related to intangible assets was $1,521,000 and $1,968,000 for the thirty-nine weeks ended April 2, 2011 and March 27, 2010, respectively.

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

As of April 2, 2011 and July 3, 2010, outstanding borrowings totaled $18,000,000 and $21,500,000, respectively and outstanding letters of credit as of April 2, 2011 and July 3, 2010 were $2,615,000.

The Company’s obligation under its 2008 Amended Credit Agreement bears interest, at the Company’s option, at either:

(1) a selected LIBOR rate plus a margin based on a debt to defined EBITDA leverage ratio; or

(2) a defined base rate plus a margin based on a debt to defined EBITDA leverage ratio.

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

The ranges of margins applicable during the thirteen and thirty-nine week periods ended April 2, 2011 and March 27, 2010 were as follows:

Spreads added to LIBOR or Base Rates
	January 15, 2010 – April 2, 2011	June 28, 2009 – January 14, 2010
LIBOR rate plus debt to defined EBITDA-indexed rate	2.50% -3.75%	1.15% -2.40%
Base rate plus debt to defined EBITDA-indexed rate	1.50% - 2.75%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%

As of April 2, 2011 and July 3, 2010, included in deposits and other assets on the Company’s balance sheet are deferred financing costs of $588,000 and $791,000, respectively. These costs are amortized to interest expense on a straight-line basis over the life of the underlying indebtedness. During the thirteen weeks ended April 2, 2011 and March 27, 2010, the Company recognized interest expense related to the amortization of financing costs of $68,000 and $66,000, respectively. During the thirty-nine weeks ended April 2, 2011 and March 27, 2010, the Company recognized interest expense related to the amortization of financing costs of $203,000 and $150,000, respectively.

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

Note 6. Note Receivable

During the fourth quarter of Fiscal 2008, the Company settled a contract dispute with a former sub-lessee. The settlement included the issuance to the Company of a note to be paid to the Company over five years with a face amount of $1,250,000. Consistent with the terms of this agreement, as of April 2, 2011, $750,000 of the note has been collected. The Company has imputed an interest rate of 4.25% in determining the present value of this receivable and this rate is consistent with other published discounts for liabilities the payee has with other creditors. The accretion of the discount related to this note will be recognized as income from discontinued operations during the collection period of the note. At April 2, 2011 and July 3, 2010, the non-accreted discounts related to this note were $13,000 and $27,000, respectively. During the thirteen weeks ended April 2, 2011 and March 27, 2010, $5,000 and $7,000 was recognized as income from discontinued operations, respectively. During the thirty-nine weeks ended April 2, 2011 and March 27, 2010, $15,000 and $22,000 was recognized as income from discontinued operations, respectively.

Note 7. Derivative Financial Instruments and Comprehensive Income:

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, including rate and price fluctuations and elements of credit risk in the event the counterparty should default. Amounts received or paid with regard to derivative instruments as a part of designated transactions result in the reclassification of amounts previously recognized as other comprehensive income related to the forecasted transaction, which when realized, are netted in interest expense. Amounts reclassified into earnings as additional interest expense related to designated derivative instruments for the thirteen weeks ended April 2, 2011 and March 27, 2010 were $42,000 and $99,000, respectively. Amounts reclassified into earnings as additional interest expense related to designated derivative instruments for the thirty-nine weeks ended April 2, 2011 and March 27, 2010 were $126,000 and $256,000, respectively.

At April 2, 2011 and July 3, 2010, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly-effective (dollars in thousands):

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

The following tables present the fair value of the Company’s interest rate swaps as well as their classification on the balance sheet as of April 2, 2011 and on the consolidated statement of operations for the period ended April 2, 2011 (dollars in thousands):

Fair Value of Interest Rate Swaps as of April 2, 2011
	Notional Amount	Balance Sheet Classification	Fair Value
Interest rate swap contracts designated as hedging instruments	$8,000	Other long term liabilities	$(77)
		Accumulated other comprehensive loss	47
Interest rate swap contract not designated as hedging instruments	5,000	Other long term liabilities	(85)

The Effect of Interest Rate Swaps on the Statement of Operations for the Thirteen and Thirty-nine Weeks Ended April 2, 2011
	Notional Amount	Statement of Income Classification	Thirteen Weeks Unrealized Loss	Thirty-nine Weeks Unrealized Gain
Interest rate swap not designated as a hedging instrument	$5,000	Interest expense	$14	$18

If the Company were to settle the underlying LIBOR-based debt instruments, any unrealized gains or losses reported in Accumulated Other Comprehensive Income for cash flow hedges would be reclassified into earnings during the period in which the underlying instruments were settled. The Company does not anticipate any of these instruments to settle prior to their contract termination date.

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

The Company receives third-party valuations from financial institutions to assign values to derivative instruments. The Company assessed the institutions’ valuation techniques, noting that the specialists use industry recognized discounted cash flow models that utilize inputs which substantially fall within Level 2 of the fair value hierarchy. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of April 2, 2011 and July 3, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net, see Note 7) measured at fair value on a recurring basis as of April 2, 2011 and July 3, 2010, aggregated by the level in the fair value hierarchy within which those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Total derivatives, net liability at April 2, 2011	$-	$(162)	$-
Total derivatives, net liability at July 3, 2010	$-	$(189)	$-

Note 9. Advertising

General advertising costs include yellow pages and mass media advertising, consulting fees for the development and delivery of advertising and marketing strategies and internet-based hosting and search engine fees and are expensed as incurred. Media production costs, targeted mailings and other marketing collateral are expensed when distributed to schools or when specific marketing events take place. Advertising and marketing costs during the thirteen weeks ended April 2, 2011 and March 27, 2010 were $1,123,000 and $1,097,000, respectively. Advertising and marketing costs during the thirty-nine weeks ended April 2, 2011 and March 27, 2010 were $3,094,000 and $2,921,000, respectively. As of April 2, 2011 and July 3, 2010, prepaid advertising expense totaled $301,000 and $324,000, respectively.

Note 10. Cash and Cash Equivalents

The Company has an agreement with its primary bank that allows the bank to act as the Company’s agent in making daily investments with available funds in excess of a selected minimum account balance. This investment amounted to approximately $1,998,000 and $450,000 at April 2, 2011 and July 3, 2010, respectively. The Company’s funds were invested in money market accounts, which periodically exceed federally insured limits.

Note 11. Lease Reserves

The Company records estimated costs for school closures at the cease-use date. The reserves for closed schools are recorded at their estimated fair value by discounting to present value the net of all future rent payments and known or estimated sublease rentals over the respective lease term for the closed schools. The leases on the closed schools expire through 2017. At April 2, 2011 and July 3, 2010 the lease reserves for closed schools were $548,000 and $759,000, respectively. The following table summarizes activity recorded to the lease reserves (dollars in thousands):

Lease reserve at July 3, 2010	$759
Payments against reserve	(396)
Adjustments to reserve	185

Lease reserve at April 2, 2011	$548

The Company has ongoing guarantees for eleven leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of April 2, 2011 is $1,103,000.

Note 12. Discontinued Operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Cost of services	$(23)	$(7)	$(70)	$(127)
Rent and other	(109)	(111)	(327)	(930)

Loss from discontinued operations before income tax benefit	(132)	(118)	(397)	(1,057)
Income tax benefit	52	45	157	407

Loss from discontinued operations	$(80)	$(73)	$(240)	$(650)

Note 13. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities were as follows (dollars in thousands):

	April 2, 2011	July 3, 2010
Accounts payable	$7,413	$8,016
Accrued payroll and related items	6,369	4,560
Accrued property taxes	1,239	1,401
Accrued rent	2,073	1,844
Other accrued expenses	4,796	3,713

	$21,890	$19,534

Note 14. Stock Based Compensation

As of April 2, 2011, approximately 1,481,000 stock options were issued and outstanding and 123,000 shares of restricted stock had been granted. As of April 2, 2011, there were 1,531,000 shares of common stock still available for issuance under the Company’s stock compensation plans.

2010 Omnibus Incentive Equity Compensation Plan:

On November 10, 2010, the stockholders approved the 2010 Omnibus Incentive Equity Compensation Plan (the “2010 Plan”). The purpose of the 2010 Plan is to attract and retain quality employees and board members. Under the 2010 Plan, a maximum of

1,400,000 new shares of common stock may be issued in connection with stock grants, stock appreciation rights, incentive stock options and non-qualified stock options for key employees and non-employee directors. Vesting periods for shares issued from the 2010 Plan are fixed by the Company’s Board of Directors (“Board”). Option terms are also fixed by the Board and are not to exceed ten years. Through April 2, 2011, 2,500 non-qualified stock options had been issued from the 2010 Plan and 35,000 Restricted Stock Awards (“RSAs”) had been issued to non-employee directors under the 2010 Plan. As of April 2, 2011, 1,362,500 shares of common stock were still available for issuance under the 2010 Plan.

2004 Omnibus Incentive Equity Compensation Plan:

On October 6, 2004, the stockholders approved the 2004 Omnibus Incentive Equity Compensation Plan (the “2004 Plan”). Under the 2004 Plan, new shares of common stock may be issued in connection with stock grants, incentive stock options and non-qualified stock options for key employees and outside directors. All stock option grants under the 2004 Plan have been non-qualified stock options vesting over three years (except that stock options issued to directors vest at the end of the fiscal year in which the options were granted and options granted to new directors upon joining the Board vest immediately). Stock option grants under the 2004 Plan have contractual terms between seven and ten years and RSAs issued under the 2004 Plan vest three years after the issuance date. Through April 2, 2011, 1,479,000 non-qualified stock options and 88,000 RSAs had been issued under the 2004 Plan. As of April 2, 2011, there are no shares of common stock available for issuance under the 2004 Plan.

2000 Stock Option Plan for Consultants:

In February 2000, the Company established the 2000 Stock Option Plan for Consultants (“2000 Plan”). The 2000 Plan reserved up to an aggregate of 200,000 shares of common stock of the Company for issuance in connection with non-qualified stock options for non-employee consultants. Through April 2, 2011, 11,000 non-qualified stock options have been issued and are outstanding under the 2000 Plan. Stock option grants under the 2000 Plan have a contractual term between seven and ten years. As of April 2, 2011, 169,000 shares of common stock were still available for issuance under the 2000 Plan. As of April 2, 2011, there are no shares of common stock available for issuance under the 2000 Plan.

1995 Stock Incentive Plan:

With the approval of the 2004 Omnibus Incentive Equity Compensation Plan, the 1995 Stock Incentive Plan was terminated and the remaining shares reserved for issuance thereunder of 719,000 were cancelled. At April 2, 2011, 213,000 non-qualified stock options have been issued and are outstanding under the 1995 Stock Incentive Plan. Stock option grants under the 1995 Stock Incentive Plan have a contractual term of ten years. As of April 2, 2011, there are no shares of common stock available for issuance under the 1995 Stock Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirty-nine Weeks Ended
	April 2, 2011	March 27, 2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	32.6%	28.2%
Risk-free interest rate	1.4%	2.9%
Weighted average expected life of options	6 years	6 years
Expected rate of forfeiture	2.8%	2.6%

Stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense included in general and administrative expense in the Consolidated Statements of Operations for the thirteen weeks ended April 2, 2011 and March 27, 2010 was $238,000 and $258,000, respectively. Stock-based compensation expense for the thirty-nine weeks ended April 2, 2011 and March 27, 2010 was $762,000 and $832,000, respectively. As of April 2, 2011, there was $1,081,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over a weighted average period of 1.2 years. The Company expects to continue its historical practice of issuing stock options and RSAs, which will result in additional stock-based compensation in the future, although amounts may vary.

A summary of stock option activity under the Company’s stock option plans for the thirty-nine weeks ended April 2, 2011 is as follows:

	Stock Options	Weighted Average Grant & Exercise Price

Stock Options Outstanding at July 3, 2010	1,302,000	$10.27

Stock options activity during thirty-nine weeks ended April 2, 2011:
Granted at market	210,000	6.21
Cancelled and forfeited	(31,000)	9.80

Stock Options Outstanding at April 2, 2011	1,481,000	$9.71

The weighted average fair value of stock options granted during the thirty-nine weeks ended April 2, 2011 was $2.11 per stock option. The total fair value of stock options vested during the thirty-nine weeks ended April 2, 2011 was $1,069,000. The total number of options not yet vested as of April 2, 2011 was 393,000 shares with a weighted average exercise price of $8.99 per stock option.

As of April 2, 2011, information regarding stock options outstanding and stock options exercisable were as follows:

	Stock Options Outstanding	Stock Options Exercisable
Stock Options	1,481,000	1,090,000
Weighted average grant and exercise price	$9.71	$9.96
Aggregate intrinsic value (dollars in thousands)	$2,307	$1,537
Weighted average remaining contractual term (years)	4.5	4.0

Note 15. Employee Benefit Plans

The Company has a 401(k) Plan in which eligible employees may elect to enroll after six months of service on scheduled enrollment dates. The Company matches 25% of an employee’s contribution to the Plan, up to 6% of an employee’s salary. The Company’s matching contributions under the Plan were $93,000 and $115,000 for the thirteen weeks ended April 2, 2011 and March 27, 2010, respectively. The Company’s matching contributions under the Plan were $287,000 and $306,000 for the thirty-nine weeks ended April 2, 2011 and March 27, 2010, respectively.

The Company has a deferred compensation plan that permits certain members of management and highly compensated employees to defer up to 100% of their compensation and for identified individuals to receive a contribution from the Company. The Company’s contributions are made at the discretion of the Compensation Committee of the Board and are subject to a five-year vesting period subsequent to the employee’s initial plan participation date. At April 2, 2011 and July 3, 2010, the Company had included $1,925,000 and $1,281,000, respectively in “Other long term liabilities” to reflect its liability under the deferred compensation plan. As of April 2, 2011 and July 3, 2010, there was $130,000 and $174,000 of unrecognized expense for unvested Company contributions to the deferred compensation plan, respectively.

The Company has established a rabbi trust to finance the obligations under the deferred compensation plan with Company-owned whole life insurance contracts on certain individuals who are participants in the deferred compensation plan. At April 2, 2011 and July 3, 2010, two employees of the Company were participating. At April 2, 2011 and July 3, 2010, the total face value of the two policies was $13,400,000. The Company had included $1,973,000 and $1,238,000 in “Deposits and other assets” as of April 2, 2011 and July 3, 2010, respectively, which represent the aggregate cash surrender value of these policies.

During the thirteen weeks ended April 2, 2011 and March 27, 2010, the Company has recognized $138,000 and $81,000 of net general and administrative expense reflecting the prorated vesting of employer contributions into the deferred compensation plan and net gains relative to the change in value of the company-owned life insurance, respectively. During the thirty-nine weeks ended April 2, 2011 and March 27, 2010, the Company has recognized $380,000 and $198,000, respectively of net general and administrative expense reflecting the prorated vesting of employer contributions into the plan and net gains relative to the change in value of the company-owned life insurance.

Note 16. Segment Information:

The Company’s operations are organized into the following operating segments:

(1)	“Private Pay Schools” includes a national network of nonsectarian private schools, including preschools, elementary schools, middle schools and specialty high schools in 15 states and the District of Columbia. “Other” includes corporate overhead expenses which primarily support the Private Pay Schools operations.

(2)	The Laurel Springs School is a global K-12 online distance learning private school which includes students in all fifty United States and a number of other countries. The Laurel Springs School was acquired during September of Fiscal 2010.

Results and cash flows of these segments for the thirteen and thirty-nine week periods ended April 2, 2011 and March 27, 2010 are highlighted below:

	Thirteen Weeks Ended
	April 2, 2011			March 27, 2010

	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Laurel Springs School	Total
Total revenue	$61,017	$2,218	$63,235	$57,987	$2,201	$60,188

Depreciation and amortization:
Continuing operations	$1,884	$251	$2,135	$2,285	$262	$2,547
Discontinued operations	-	-	-	11	-	11

Depreciation and amortization	$1,884	$251	$2,135	$2,296	$262	$2,558

Gross profit	$9,018	$1,299	$10,317	$6,924	$1,442	$8,366

Interest expense	$364	$-	$364	$495	$-	$495

Income tax expense	$1,457	$53	$1,510	$724	$47	$771

Net income	$2,232	$81	$2,313	$1,083	$75	$1,158

Total additions to property, plant and equipment	$1,286	$85	$1,371	$820	$94	$914

	Thirty-Nine Weeks Ended
	April 2, 2011			March 27, 2010

	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Laurel Springs School	Total
Total revenue	$170,356	$5,661	$176,017	$164,585	$4,819	$169,404

Depreciation and amortization:
Continuing operations	$6,080	$793	$6,873	$6,873	$641	$7,514
Discontinued operations	-	-	-	11	-	11

Depreciation and amortization	$6,080	$793	$6,873	$6,884	$641	$7,525

Gross profit	$19,636	$3,179	$22,815	$16,913	$3,015	$19,928

Interest expense	$1,132	$-	$1,132	$1,077	$-	$1,077

Income tax (benefit) expense	$1,230	$(210)	$1,020	$823	$49	$872

Net income (loss)	$2,037	$(321)	$1,716	$671	$75	$746

Total additions to property, plant and equipment	$4,648	$211	$4,859	$4,187	$248	$4,435

Goodwill, intangible assets and total assets at April 2, 2011 and July 3, 2010 are presented below:

	April 2, 2011			July 3, 2010
	Private Schools & Other	Laurel Springs School	Total	Private Schools & Other	Laurel Springs School	Total
Goodwill	$78,525	$9,088	$87,613	$74,187	$9,088	$83,275
Intangible assets, net of accumulated amortization and excluding goodwill	$4,942	$2,164	$7,106	$5,389	$2,673	$8,062
Total Assets	$126,505	$13,365	$139,870	$120,390	$14,006	$134,396

Note 17. Commitments and Contingencies

During Fiscal 2009, the United States Department of Justice (Disability Rights Section of the Civil Rights Division) (“DOJ”) filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that the Company violated Title III of the Americans with Disabilities Act of 1990 (“ADA”) by excluding children with disabilities from its schools and programs. On January 18, 2011, the Company reached a settlement ending its litigation with the DOJ and the lawsuit was dismissed with prejudice. The settlement included a payment of $215,000 to families to be identified by the DOJ, this amount has been included in general and administrative expenses in the Statement of Operations for the thirty-nine weeks ended April 2, 2011. The Company also agreed to formalize and monitor its existing policies and procedures regarding the provision of educational services for children with disabilities and to hire an ADA Compliance Officer.

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

Interim Goodwill Impairment Analysis

The Company has considered whether a triggering event for potential testing of goodwill impairment may have occurred for the reporting period covered herein. One item of consideration and analysis is that the company’s enterprise value exceeded its book value as of this balance sheet date. Based on this and consideration of other facts and circumstances, the Company believes it has not had a triggering event for this period which would require interim goodwill impairment testing.

Overview

The Company operates a national network of 190 nonsectarian private Preschool and K+ schools and a global K-12 distance learning and online school. The Company offers an array of ancillary educational services, including before and after school programs, the Camp Zone® summer program and learning support programs. The Company also owns and operates Laurel Springs School, a private online distance learning provider of K-12 education programs. The Company is dedicated to providing a high quality private education through small class sizes, caring and skilled teachers, and attention to individual learning styles. The Company’s school facilities are located in fifteen different states and the District of Columbia.

The number of students enrolled in our schools and tuition rates are two factors, among several, that directly impact the Company’s revenue and gross profits. In turn, the unemployment rate, especially among white-collar, technical and professional workers, directly impacts enrollments. For example, if unemployment rates improve within the key age, income and occupation groups that represent the majority of our parents, the Company believes this will result in increases in future enrollments, revenue and gross profit. Additionally, the Company has historically implemented tuition increases when appropriate and intends to continue this practice while considering trends in the costs to provide services and competitive factors.

Results from operations are measured each fiscal period by reporting and analyzing results at the Company level. Additionally, the Company seeks to measure revenue and profit growth in the following categories: (i) Comparable Schools, (ii) Core Schools, (iii) New Schools and (iv) Acquired Schools or businesses. Management seeks to balance growth in these categories in order to improve revenue and gross profit while adding to overall system capacity and total company performance. These four categories are measured individually and through several different metrics to help management better understand where growth is derived and better manage the balance between growth, investment and profitability the Company seeks to achieve. It is important to note that the set of schools in each category may differ from reporting period to reporting period as schools may be opened, acquired, closed or become comparable at different times during the fiscal year. The four categories are more fully described below.

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

Results for Comparable Schools for the thirteen weeks ended April 2, 2011 and March 27, 2010 respectively, are included in Revenue, Personnel Costs, School Operating Costs and Rent and Other section of the Results of Operations section below and results for Core Schools, Acquired Schools and New Schools are summarized in tables presented in the Gross Profit section of the Results of Operations section below.

Results of Operations

At April 2, 2011, the Company operated 190 schools. During the thirty-nine weeks ending April 2, 2011, the Company opened one new preschool and acquired five preschools. During the thirty-nine weeks ending March 27, 2010, the Company acquired one elementary school, opened four new preschools and closed one preschool. Additionally, The Laurel Springs School (“LSS”) was acquired during the first quarter of Fiscal 2010. LSS delivers its curriculum on-line and a physical school location does not exist for its students. Therefore, LSS is not included in the school counts below for the thirteen and thirty-nine weeks ended April 2, 2011 and March 27, 2010:

	Thirteen weeks ended		Thirty-Nine weeks ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Number of schools at the beginning of period	184	183	184	180

Acquisitions	5	-	5	1
Openings	1	1	1	4
Closings	-	-	-	(1)

Number of schools at the end of the period	190	184	190	184

The table below identifies schools and the periods they were acquired, opened or closed during Fiscal 2010 through April 2, 2011 (the acquisition of LSS is not included in these counts):

	Fiscal 2010				Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	Total
Acquired	1	-	-	-	-	-	5	6
Opened	3	-	1	-	-	-	1	5
Closed	-	(1)	-	-	-	-	-	(1)

	4	(1)	1	-	-	-	6	10

The following table sets forth certain statement of operations data as a percentage of revenue for the thirteen and thirty-nine weeks ended April 2, 2011, and March 27, 2010 (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	April 2, 2011	Revenues	March 27, 2010	Revenues	Dollar	Percent
Revenues	$63,235	100.0%	$60,188	100.0%	$3,047	5.1%

Personnel costs	29,483	46.6	28,777	47.8	706	2.5
School operating costs	8,061	12.7	8,011	13.3	50	0.6
Rent and other	15,374	24.3	15,034	25.0	340	2.3

Cost of services	52,918	83.7	51,822	86.1	1,096	2.1

Gross profit	10,317	16.3	8,366	13.9	1,951	23.3
General and administrative expenses	6,056	9.6	5,877	9.8	179	3.0

Operating income	$4,261	6.7%	$2,489	4.1%	$1,772	71.2%

	Thirty-Nine weeks ended		Thirty-Nine weeks ended	Percent of	Increase (decrease)
	April 2, 2011	Revenues	March 27, 2010	Revenues	Dollar	Percent
Revenues	$176,017	100.0%	$169,404	100.0%	$6,613	3.9%

Personnel costs	83,747	47.6	81,497	48.1	2,250	2.8
School operating costs	24,121	13.7	23,554	13.9	567	2.4
Rent and other	45,334	25.8	44,425	26.2	909	2.0

Cost of services	153,202	87.0	149,476	88.2	3,726	2.5

Gross profit	22,815	13.0	19,928	11.8	2,887	14.5
General and administrative expenses	18,722	10.6	16,606	9.8	2,116	12.7

Operating income	$4,093	2.3%	$3,322	2.0%	$771	23.2%

The table below shows the number of schools included in each of the four growth categories. Each category is discussed below for the thirteen and thirty-nine weeks ended April 2, 2011 and March 27, 2010, respectively:

	Thirteen weeks ended		Thirty-Nine weeks ended
School Category	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Comparable	183	183	179	179

Core	183	171	179	166
Acquired	5	7	6	10
New	2	6	5	8

Total	190	184	190	184

New schools typically encounter an enrollment ramp-up period after opening, the age of these schools typically impacts their costs as a percentage of revenue. The operating period for each new school shown above was as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Number of New Schools	2	6	5	8
Average days operating since initial opening	269	278	473	351
Schools operating greater than 300 days	1	2	4	4
Schools operating less than 300 days	1	4	1	4

Revenue

Revenue for the thirteen weeks ended April 2, 2011 increased $3,047,000, or 5.1%, to $63,235,000 from $60,188,000 for the thirteen weeks ended March 27, 2010. The revenue increase for the thirteen week periods was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company revenue	$63,235	$60,188	$3,047	5.1%

Comparable Schools	$60,207	$57,848	$2,359	4.1%

Schools acquired, opened or closed after December 26, 2009:
Acquired	268	-	268	n.m.
New	506	94	412	438.3
Laurel Springs School	2,218	2,201	17	0.8
Other	36	45	(9)	(20.0)

	$63,235	$60,188	$3,047	5.1%

Comparable school revenue growth during the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily driven by increased tuition rates of approximately 2.3% and increased enrollments.

Total Company revenue growth for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily the result of the acquisitions of LSS and an elementary school, both of which occurred during September 2009, and the ramp-up of one new preschool opened during the first quarter of Fiscal 2010 and another opened preschool during the third quarter of Fiscal 2010. The Company also acquired five new preschools during the last two weeks of the third quarter of Fiscal 2011.

Revenue for the thirty-nine weeks ended April 2, 2011 increased $6,613,000, or 3.9%, to $176,017,000 from $169,404,000 for the thirty-nine weeks ended March 27, 2010. The revenue increase for the thirteen week periods was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company revenue	$176,017	$169,404	$6,613	3.9%

Comparable Schools	$163,130	$160,150	$2,980	1.9%

Schools acquired, opened or closed after June 27, 2009:
Acquired	3,625	2,445	1,180	48.3
New	3,486	1,565	1,921	122.7
Closed	-	176	(176)	n.m.
Laurel Springs School	5,661	4,819	842	17.5
Other	115	249	(134)	(53.8)

	$176,017	$169,404	$6,613	3.9%

Comparable school revenue growth during the thirty-nine weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily driven by increased tuition rates of approximately 2.3%.

Total Company revenue growth for the thirty-nine weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily the result of the acquisitions of LSS and an elementary school, both of which occurred during September 2009, and the ramp-up of new schools opened during Fiscal 2010 as the Company opened three new preschools during the first quarter of Fiscal 2010 and one preschool during the third quarter of Fiscal 2010 and one preschool during the third quarter of Fiscal 2011.

Revenue Trends

The revenue results of each of the categories for the thirteen weeks ended April 2, 2011 (core schools, schools acquired or opened subsequent to December 26, 2009) and the thirteen weeks ended March 27, 2010 (schools acquired, opened or closed subsequent to December 27, 2008) are as follows:

	Thirteen weeks ended April 2, 2011	Number of Schools	Percent of Revenue	Thirteen weeks ended March 27, 2010	Number of Schools	Percent of Revenue
Core Schools	$60,207	183	95.2%	$53,614	171	89.1%
Acquired Schools	268	5	0.4	3,139	7	5.2
New Schools	506	2	0.8	1,189	6	2.0
LSS	2,218		3.5	2,201		3.7
Other	36		0.1	45		0.1

	$63,235		100.0%	$60,188		100.0%

Core Schools’ revenue increased as a percentage of total revenue to 95.2% for the thirteen weeks ended April 2, 2011 as compared to 89.1% for the same period ended March 27, 2010. This was primarily the result of twelve of the thirteen schools classified as Acquired Schools and New Schools during the thirteen weeks ended March 27, 2010 becoming Comparable and Core Schools during the thirteen weeks ended April 2, 2011, partially offset by one new school opened and five schools acquired during the thirteen weeks ended April 2, 2011.

The revenue results of each of the growth initiative categories for the thirty-nine weeks ended April 2, 2011 (core schools, schools acquired or opened subsequent to March 27, 2010) and the thirty-nine weeks ended March 27, 2010 (schools acquired, opened or closed subsequent to June 28, 2008) are as follows:

	Thirty-Nine weeks ended April 2, 2011	Number of Schools	Percent of Revenue	Thirty-Nine weeks ended March 27, 2010	Number of Schools	Percent of Revenue
Core Schools	$163,130	179	92.7%	$149,643	166	88.3%
Acquired Schools	3,625	6	2.1	10,823	10	6.4
New Schools	3,486	5	2.0	3,693	8	2.2
LSS	5,661		3.2	4,819		2.8
Closed schools and Other	115		0.1	426		0.3

	$176,017		100.0%	$169,404		100.0%

Core Schools’ revenue increased as a percentage of total revenue to 92.7% for the thirty-nine weeks ended April 2, 2011 as compared to 88.3% for the same period ended March 27, 2010. This was primarily the result of eight of the thirteen schools classified as Acquired Schools and New Schools during the thirty-nine weeks ended March 27, 2010 becoming Comparable and Core Schools during the thirteen weeks ended April 2, 2011, partially offset by one new school opened and five schools acquired during the thirteen weeks ended April 2, 2011.

LSS revenue increased as a percentage of total revenue to 3.2% for the thirty-nine weeks ended April 2, 2011, as compared to 2.8% for the thirty-nine weeks ended March 27, 2010. LSS results during the thirty-nine weeks ended March 27, 2010 were not reflective of an entire thirty-nine week period, as LSS was acquired during September of 2009.

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

	Comparable School increase (decrease)
Thirteen Weeks Ended	Revenue	Tuition Rate	Enrollment

September 26, 2009 compared to September 27, 2008	(5.8) %	4.5%	(10.3) %
December 26, 2009 compared to December 27, 2008	(4.8) %	4.5%	(9.3) %
March 27, 2010 compared to March 28, 2009	(3.9) %	3.0%	(6.9) %
June 26, 2010 compared to June 27, 2009 (1)	(1.8) %	3.0%	(4.8) %
October 2, 2010 compared to September 26, 2009	(0.5) %	2.3%	(2.8) %
January 1, 2011 compared to December 26, 2009	3.1%	2.3%	0.8%
April 2, 2011 compared to March 27, 2010	4.1%	2.3%	1.8%

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

Personnel costs for the thirteen weeks ended April 2, 2011 increased $706,000, or 2.5%, to $29,483,000 from $28,777,000 for the thirteen weeks ended March 27, 2010. The increase in personnel costs for the thirteen weeks ended April 2, 2011 from March 27, 2010, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company personnel costs	$29,483	$28,777	$706	2.5%

Comparable Schools	$28,518	$28,222	$296	1.0%

Schools acquired, opened or closed after December 26, 2009:
Acquired	137	-	137	n.m.
New	307	65	242	372.3
Laurel Springs School	521	490	31	6.3

	$29,483	$28,777	$706	2.5%

The Company’s overall increase in personnel costs for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was reflective of costs associated with one new school opened during the third quarter of Fiscal 2011 and one new school opened during the third quarter of Fiscal 2010 and newly acquired schools. Comparable school payroll increased due to increased employer payroll tax rates and increased staffing which corresponded with increased enrollments.

Personnel costs for the thirty-nine weeks ended April 2, 2011 increased $2,250,000, or 2.8%, to $83,747,000 from $81,497,000 for the thirty-nine weeks ended March 27, 2010. The increase in personnel costs for the thirty-nine week periods ended April 2, 2011 from March 27, 2010, was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company personnel costs	$83,747	$81,497	$2,250	2.8%

Comparable Schools	$78,586	$78,031	$555	0.7%

Schools acquired, opened or closed after June 27, 2009:
Acquired	1,850	1,266	584	46.1
New	1,879	976	903	92.5
Closed	-	154	(154)	n.m.
Laurel Springs School	1,432	1,070	362	33.8

	$83,747	$81,497	$2,250	2.8%

The Company’s overall increase in personnel costs for the thirty-nine weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily the result of costs associated with new schools. The Company opened three new preschools during the first quarter of Fiscal 2010 and another preschool during the third quarter of Fiscal 2010 and one preschool during the third quarter of Fiscal 2011. Additionally, personnel costs increased as a result of the acquisitions of LSS and an elementary school, both of which occurred during September of 2009. Comparable school payroll increased due to increased employer payroll tax rates and increased staffing which corresponded with increased enrollments.

Personnel costs decreased to 46.6% of revenue for the thirteen weeks ended April 2, 2011 as compared to 47.8% for thirteen weeks ended March 27, 2010. Personnel costs decreased to 47.6% of revenue for the thirty-nine weeks ended April 2, 2011 as compared to 48.1% for thirty-nine weeks ended March 27, 2010. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	April 2, 2011	March 27, 2010
Total Company	46.6%	47.8%

Comparable Schools	47.4%	48.8%

Core Schools	47.4%	48.3%

Schools acquired or opened subsequent to
March 27, 2010 for Fiscal 2011 and
March 28, 2009 for Fiscal 2010

Acquired Schools	51.1%	56.1%
New Schools	60.7%	53.1%

Laurel Springs School	23.5%	22.3%

	Percentage of Revenue
	Thirty-Nine weeks ended
	April 2, 2011	March 27, 2010
Total Company	47.6%	48.1%

Comparable Schools	48.2%	48.7%

Core Schools	48.2%	48.4%
Schools acquired or opened subsequent to
June 27, 2009 for Fiscal 2011 and
June 28 2008 for Fiscal 2010

Acquired Schools	51.0%	53.0%
New Schools	53.9%	56.7%

Laurel Springs School	25.3%	22.2%

Personnel costs at Comparable Schools and Core Schools have decreased as a percentage of revenue for the thirteen and thirty-nine week periods ended April 2, 2011 as compared to the same periods ended March 27, 2010. These decreases are reflective of the impact of wage rates which have generally remained frozen since the second quarter of Fiscal 2009 coupled with increases in revenue primarily driven by increased tuition and enrollments.

Acquired Schools’ personnel costs as a percentage of revenue decreased to 51.1% for the thirteen weeks ended April 2, 2011, as compared to 56.1% for the thirteen weeks ended March 27, 2010. Acquired Schools for the thirteen weeks ended April 2, 2011 included five preschools compared to five preschools and two elementary schools for the thirteen weeks ended March 27, 2010.

Acquired Schools’ personnel costs as a percentage of revenue decreased to 51.0% for the thirty-nine weeks ended April 2, 2011, as compared to 53.0% for the thirty-nine weeks ended March 27, 2010. Acquired Schools for the thirty-nine weeks ended April 2, 2011 included five preschools and one elementary school compared to six preschools and four elementary schools for the thirty-nine weeks ended March 27, 2010.

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

School operating costs for the thirteen weeks ended April 2, 2011 increased $50,000, or 0.6%, to $8,061,000 from $8,011,000 for the thirteen weeks ended March 27, 2010. The increase in school operating costs for the thirteen weeks ended April 2, 2011 and March 27, 2010, respectively, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company school operating costs	$8,061	$8,011	$50	0.6%

Comparable Schools	$7,630	$7,755	$(125)	(1.6)%

Schools acquired, opened or closed after December 26, 2009:
Acquired	30	-	30	n.m.
New	78	28	50	178.6
Closed	11	45	(34)	(75.6)
Laurel Springs School	308	177	131	74.0
Other	4	6	(2)	(33.3)

	$8,061	$8,011	$50	0.6%

The Company’s overall increase in school operating costs for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily the result of increased supply costs at Laurel Springs School partially offset by lower bad debt, facility maintenance and school supply costs at Comparable Schools.

School operating costs for the thirty-nine weeks ended April 2, 2011 increased $567,000, or 2.4%, to $24,121,000 from $23,554,000 for the thirty-nine weeks ended March 27, 2010. The increase in school operating costs for the thirty-nine week periods ended April 2, 2011 and March 27, 2010, respectively, was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company school operating costs	$24,121	$23,554	$567	2.4%

Comparable Schools	$22,351	$22,188	$163	0.7%

Schools acquired, opened or closed after June 27, 2009:
Acquired	413	276	137	49.6
New	515	325	190	58.5
Closed	52	199	(147)	n.m.
Laurel Springs School	776	552	224	40.6
Other	14	14	-	-

	$24,121	$23,554	$567	2.4%

The Company’s overall increase in school operating costs for the thirty-nine weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily the result of books and learning materials sold at Laurel Springs School and increased food and utility costs at Comparable Schools.

School operating costs decreased to 12.7% of revenue for the thirteen weeks ended April 2, 2011 as compared to 13.3% for the thirteen weeks ended March 27, 2010. School operating costs decreased to 13.7% of revenue for the thirteen weeks ended April 2, 2011 as compared to 13.9% for the thirteen weeks ended March 27, 2010. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	April 2, 2011	March 27, 2010
Total Company	12.7%	13.3%

Comparable Schools	12.7%	13.4%

Core Schools	12.7%	13.4%

Schools acquired or opened subsequent to
March 27, 2010 for Fiscal 2011 and
March 28, 2009 for Fiscal 2010

Acquired Schools	11.2%	11.6%
New Schools	15.4%	17.9%

Laurel Springs School	13.9%	8.0%

	Percentage of Revenue
	Thirty-Nine weeks ended
	April 2, 2011	March 27, 2010
Total Company	13.7%	13.9%

Comparable Schools	13.7%	13.9%

Core Schools	13.7%	13.8%

Schools acquired or opened subsequent to
June 27, 2009 for Fiscal 2011 and
June 28 2008 for Fiscal 2010

Acquired Schools	11.4%	12.8%
New Schools	14.8%	18.5%

Laurel Springs School	13.7%	11.5%

Comparable Schools’ operating costs as a percentage of revenue decreased to 12.7% from 13.4% for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010. Comparable Schools’ operating costs as a percentage of revenue decreased to 13.7% from 13.9% for the thirty-nine weeks ended April 2, 2011 as compared to the same period ended March 27, 2010. These decreases were the result of overall costs remaining relatively flat in comparison to a 4.1% and 1.9% increase in revenue for the thirteen and thirty-nine weeks ended April 2, 2011 as compared to the same periods ended March, 27, 2010, respectively.

Laurel Springs School operating costs increased to 13.9% and 13.7% for the thirteen and thirty-nine weeks ended April 2, 2011 as compared to 8.0% and 11.5% for the thirteen and thirty-nine weeks ended March 27, 2010, respectively. This increase was primarily the result of increased curriculum supply costs.

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

Rent and other costs for the thirteen weeks ended April 2, 2011 increased $340,000, or 2.3%, to $15,374,000 from $15,034,000 for the thirteen weeks ended March 27, 2010. The increase in rent and other costs for the thirteen weeks ended April 2, 2011 and March 27, 2010, respectively, was comprised of the following (dollars in thousands):

	Thirteen weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company rent and other costs	$15,374	$15,034	$340	2.3%

Comparable Schools	$14,906	$14,606	$300	2.1%

Schools acquired, opened or closed after December 26, 2009:
Acquired	22	-	22	n.m.
New	211	132	79	59.8
Closed	145	204	(59)	(28.9)
Laurel Springs School	90	92	(2)	(2.2)

	$15,374	$15,034	$340	2.3%

The Company’s increase in rent and other costs at Comparable Schools for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily the result of overall contractual rent and property tax escalations, marketing expenditures and company retained liabilities for workers compensation claims. Rent and other costs for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 at newly opened schools was reflective of costs associated with one new school opened during the third quarter of Fiscal 2011 and one new school opened during the third quarter of Fiscal 2010.

Rent and other costs for the thirty-nine weeks ended April 2, 2011 increased $909,000, or 2.0%, to $45,334,000 from $44,425,000 for the thirty-nine weeks ended March 27, 2010. The increase in rent and other costs for the thirty-nine week periods ended April 2, 2011 and March 27, 2010, respectively, was comprised of the following (dollars in thousands):

	Thirty-Nine weeks ended		Increase (decrease)
	April 2, 2011	March 27, 2010	Dollar	Percent
Total Company rent and other costs	$45,334	$44,425	$909	2.0%

Comparable Schools	$42,209	$41,919	$290	0.7%

Schools acquired, opened or closed after June 27, 2009:
Acquired	632	414	218	52.7
New	1,638	1,168	470	40.2
Closed	581	741	(160)	(21.6)
Laurel Springs School	274	182	92	50.5

	$45,334	$44,424	$910	2.0%

The Company’s increase in rent and other costs at Comparable Schools for the thirty-nine weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 was primarily the result of overall contractual rent and property tax escalations, marketing expenditures and company retained liabilities for workers compensation claims. Rent and other costs for the thirty-nine weeks ended April 2, 2011 as compared to the same period ended March 27, 2010 at newly opened schools was reflective of four preschools operating during the entire thirty-nine weeks ended April 2, 2011 as compared to two preschools operating during the entire thirty-nine week period ended March 27, 2010.

Rent and other costs decreased to 24.3% of revenue for the thirteen weeks ended April 2, 2011 as compared to 25.0% for thirteen weeks ended March 27, 2010. Rent and other costs decreased to 25.8% of revenue for the thirty-nine weeks ended April 2, 2011 as compared to 26.2% for thirty-nine weeks ended March 27, 2010. This was comprised of the following:

	Percentage of Revenue
	Thirteen weeks ended
	April 2, 2011	March 27, 2010
Total Company	24.3%	25.0%

Comparable Schools	24.8%	25.2%

Core Schools	24.8%	25.0%

Schools acquired or opened subsequent to March 27, 2010 for Fiscal 2011 and March 28, 2009 for Fiscal 2010

Acquired Schools	8.2%	20.6%
New Schools	41.7%	56.5%

Laurel Springs School	4.1%	4.2%

	Percentage of Revenue
	Thirty-Nine weeks ended
	April 2, 2011	March 27, 2010
Total Company	25.8%	26.2%

Comparable Schools	25.9%	26.2%

Core Schools	25.9%	25.7%

Schools acquired or opened subsequent to June 27, 2009 for Fiscal 2011 and June 28 2008 for Fiscal 2010

Acquired Schools	17.4%	25.4%
New Schools	47.0%	63.3%

Laurel Springs School	4.8%	3.8%

Comparable Schools’ rent and other costs as a percentage of revenue decreased to 24.8% from 25.2% for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010. Comparable Schools’ rent and other costs as a percentage of revenue decreased to 25.9% from 26.2% for the thirteen weeks ended April 2, 2011 as compared to the same period ended March 27, 2010. These decreases were the result of overall costs remaining relatively flat in comparison to a 4.1% and 1.9% increase in revenue for the thirteen and thirty-nine weeks ended April 2, 2011 as compared to the same periods ended March, 27, 2010, respectively.

Gross profit

As a result of the factors described above, gross profit for the thirteen weeks ended April 2, 2011 increased $1,951,000, or 23.3%, to $10,317,000 from $8,366,000 for the thirteen weeks ended March 27, 2010. Gross profit for the thirty-nine weeks ended April 2, 2011 increased $2,887,000, or 14.5%, to $22,815,000 from $19,928,000 for the thirty-nine weeks ended March 27, 2010.

The change in gross profit for the thirteen and thirty-nine weeks ended April 2, 2011 as compared to the same periods ended March 27, 2010 was as follows (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	April 2, 2011	Revenues	March 27, 2010	Revenues	Dollar	Percent
Revenues	$63,235	100.0%	$60,188	100.0%	$3,047	5.1%

Personnel costs	29,483	46.6	28,777	47.8	706	2.5
School operating costs	8,061	12.7	8,011	13.3	50	0.6
Rent and other	15,374	24.3	15,034	25.0	340	2.3

Cost of services	52,918	83.7	51,822	86.1	1,096	2.1

Gross profit	$10,317	16.3%	$8,366	13.9%	$1,951	23.3%

	Thirty-Nine weeks ended		Thirty-Nine weeks ended	Percent of	Increase (decrease)
	April 2, 2011	Revenues	March 27, 2010	Revenues	Dollar	Percent
Revenues	$176,017	100.0%	$169,404	100.0%	$6,613	3.9%

Personnel costs	83,747	47.6	81,497	48.1	2,250	2.8
School operating costs	24,121	13.7	23,554	13.9	567	2.4
Rent and other	45,334	25.8	44,425	26.2	909	2.0

Cost of services	153,202	87.0	149,476	88.2	3,726	2.5

Gross profit	$22,815	13.0%	$19,928	11.8%	$2,887	14.5%

The change in gross profit for Comparable Schools for the thirteen and thirty-nine weeks ended April 2, 2011 as compared to the same periods ended March 27, 2010 was as follows (dollars in thousands):

	Thirteen weeks ended	Percent of	Thirteen weeks ended	Percent of	Increase (decrease)
	April 2, 2011	Revenues	March 27, 2010	Revenues	Dollar	Percent

Revenues	$60,207	100.0%	$57,848	100.0%	$2,359	4.1%

Personnel costs	28,518	47.4	28,222	48.8	296	1.0
School operating costs	7,630	12.7	7,755	13.4	(125)	(1.6)
Rent and other	14,906	24.8	14,606	25.2	300	2.1

Cost of services	51,054	84.8	50,583	87.4	471	0.9

Gross profit	$9,153	15.2%	$7,265	12.6%	$1,888	26.0%

	Thirty-Nine weeks ended		Thirty-Nine weeks ended	Percent of	Increase (decrease)
	April 2, 2011	Revenues	March 27, 2010	Revenues	Dollar	Percent

Revenues	$163,130	100.0%	$160,150	100.0%	$2,980	1.9%

Personnel costs	78,586	48.2	78,031	48.7	555	0.7
School operating costs	22,351	13.7	22,188	13.9	163	0.7
Rent and other	42,209	25.9	41,919	26.2	290	0.7

Cost of services	143,146	87.7	142,138	88.8	1,008	0.7

Gross profit	$19,984	12.3%	$18,012	11.2%	$1,972	10.9%

The table below shows comparative information as a percentage of revenue for the thirteen weeks ended April 2, 2011 and March 27, 2010 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirteen weeks ended April 2, 2011	Percentage of Revenue	Thirteen weeks ended March 27, 2010	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools

Number of schools	183		171

Revenue	$60,207	100.0%	$53,614	100.0%	$6,593	12.3%

Personnel Cost	28,518	47.4	25,894	48.3	2,624	10.1
School Operating Cost	7,630	12.7	7,206	13.4	424	5.9
Rent and Other	14,906	24.8	13,419	25.0	1,487	11.1

Gross Profit	$9,153	15.2%	$7,095	13.2%	$2,058	29.0%

Acquired Schools

Number of schools	5		7

Revenue	$268	100.0%	$3,139	100.0%	$(2,871)	-91.5%

Personnel Costs	137	51.1	1,762	56.1	(1,625)	(92.2)
School Operating Costs	30	11.2	364	11.6	(334)	(91.8)
Rent and Other	22	8.2	647	20.6	(625)	(96.6)

Gross Profit	$79	29.5%	$366	11.7%	$(287)	(78.4)%

New Schools

Number of schools	2		6

Revenue	$506	100.0%	$1,189	100.0%	$(683)	(57.4)%

Personnel Costs	307	60.7	631	53.1	(324)	(51.3)
School Operating Costs	78	15.4	213	17.9	(135)	(63.4)
Rent and Other	211	41.7	672	56.5	(461)	(68.6)

Gross Loss	$(90)	(17.8)%	$(327)	(27.5)%	$237	72.5%

Closed Schools

Number of schools	1		4

Revenue	$-	n.m.	$-	n. m.	$-	-

Personnel Costs	-	n.m.	-	n.m.	-	n.m.
School Operating Costs	11	n.m.	46	n.m.	(35)	(76.1)
Rent and Other	145	n.m.	204	n.m.	(59)	(28.9)

Gross Profit	$(156)	n.m.	$(250)	n.m.	$94	37.6%

Laurel Springs School

Revenue	$2,218	100.0%	$2,201	100.0%	$17	0.8%

Personnel Costs	521	23.5	490	22.3	31	6.3
School Operating Costs	308	13.9	177	8.0	131	74.0
Rent and Other	90	4.1	92	4.2	(2)	(2.2)

Gross Profit	$1,299	58.6%	$1,442	65.5%	$(143)	(9.9)%

Other

Revenue	$36	100.0%	$45	100.0%	$(9)	(20.0)%

Personnel Costs	-	-	-	-	-	n.m.
School Operating Costs	4	11.1	5	11.1	(1)	(20.0)
Rent and Other	-	-	-	-	-	n.m.

Gross Profit	$32	88.9%	$40	88.9%	$(8)	(20.0)%

Total

Revenue	$63,235	100.0%	$60,188	100.0%	$3,047	5.1%

Personnel Costs	29,483	46.6	28,777	47.8	706	2.5
School Operating Costs	8,061	12.7	8,011	13.3	50	0.6
Rent and Other	15,374	24.3	15,034	25.0	340	2.3

Gross Profit	$10,317	16.3%	$8,366	13.9%	$1,951	23.3%

The table below shows comparative information as a percentage of revenue for the thirty-nine weeks ended April 2, 2011 and March 27, 2010 for Core Schools, New Schools, Acquired Schools and Closed Schools (dollars in thousands):

	Thirty-Nine weeks ended April 2, 2011	Percentage of Revenue	Thirty-Nine weeks ended March 27, 2010	Percentage of Revenue	Increase (Decrease)	Percent Increase (Decrease)
Core Schools

Number of schools	179		166

Revenue	$163,130	100.0%	$149,643	100.0%	$13,487	9.0%

Personnel Cost	78,586	48.2	72,449	48.4	6,137	8.5
School Operating Cost	22,351	13.7	20,718	13.8	1,633	7.9
Rent and Other	42,209	25.9	38,422	25.7	3,787	9.9

Gross Profit	$19,984	12.3%	$18,054	12.1%	$1,930	10.7%

Acquired Schools

Number of schools	6		10

Revenue	$3,625	100.0%	$10,823	100.0%	$(7,198)	-66.5%

Personnel Costs	1,850	51.0	5,731	53.0	(3,881)	(67.7)
School Operating Costs	413	11.4	1,388	12.8	(975)	(70.2)
Rent and Other	632	17.4	2,744	25.4	(2,112)	(77.0)

Gross Profit	$730	20.1%	$960	8.9%	$(230)	(24.0)%

New Schools

Number of schools	5		8

Revenue	$3,486	100.0%	$3,693	100.0%	$(207)	(5.6)%

Personnel Costs	1,879	53.9	2,093	56.7	(214)	(10.2)
School Operating Costs	515	14.8	682	18.5	(167)	(24.5)
Rent and Other	1,638	47.0	2,336	63.3	(698)	(29.9)

Gross Loss	$(546)	(15.7)%	$(1,418)	(38.4)%	$872	61.5%

Closed Schools

Number of schools	1		4

Revenue	$-	n.m.	$176	100.0%	$(176)	-

Personnel Costs	-	n.m.	154	87.5	(154)	n.m.
School Operating Costs	52	n.m.	200	113.6	(148)	(74.0)
Rent and Other	581	n.m.	741	421.0	(160)	(21.6)

Gross Profit	$(633)	n.m.	$(919)	n.m.	$286	31.1%

Laurel Springs School

Revenue	$5,661	100.0%	$4,819	100.0%	$842	17.5%

Personnel Costs	1,432	25.3	1,070	22.2	362	33.8
School Operating Costs	776	13.7	552	11.5	224	40.6
Rent and Other	274	4.8	182	3.8	92	50.5

Gross Profit	$3,179	56.2%	$3,015	62.6%	$164	5.4%

Other

Revenue	$115	100.0%	$250	100.0%	$(135)	(54.0)%

Personnel Costs	-	-	-	-	-	n.m.
School Operating Costs	14	12.2	14	5.6	-	-
Rent and Other	-	-	-	-	-	n.m.

Gross Profit	$101	87.8%	$236	94.4%	$(135)	(57.2)%

Total

Revenue	$176,017	100.0%	$169,404	100.0%	$6,613	3.9%

Personnel Costs	83,747	47.6	81,497	48.1	2,250	2.8
School Operating Costs	24,121	13.7	23,554	13.9	567	2.4
Rent and Other	45,334	25.8	44,425	26.2	909	2.0

Gross Profit	$22,815	13.0%	$19,928	11.8%	$2,887	14.5%

General and administrative expenses

For the thirteen weeks ended April 2, 2011, general and administrative expenses increased $179,000, or 3.0%, to $6,056,000 from $5,877,000 for the thirteen weeks ended March 27, 2010. The increase in general and administrative expenses included $453,000 of company bonus programs offset by lower acquisition related intangible amortization of $257,000.

For the thirty-nine weeks ended April 2, 2011, general and administrative expenses increased $2,116,000, or 12.7%, to $18,722,000 from $16,606,000 for the thirty-nine weeks ended March 27, 2010. The increase in general and administrative expenses included increased costs at LSS of $564,000 as LSS was acquired in September 2009. The increase in general and administrative expenses also included $1,204,000 of company bonus programs and $215,000 for the settlement reached between the Company and the DOJ in regard to the ADA lawsuit settled in January 2011. See Part II. Item 1 –“Legal Proceedings.”

Operating income

As a result of the factors mentioned above, the Company’s operating income increased $1,772,000 to $4,261,000 for the thirteen weeks ended April 2, 2011 from $2,489,000 of operating income for the thirteen weeks ended March 27, 2010. The Company’s operating income increased $771,000 to $4,093,000 for the thirty-nine weeks ended April 2, 2011 from $3,332,000 for the thirty-nine weeks ended March 27, 2010.

Interest expense

Interest expense for the thirteen weeks ended April 2, 2011 and March 27, 2010 was $364,000 and $495,000, respectively. Interest expense for the thirty-nine weeks ended April 2, 2011 and March 27, 2010 was $1,132,000 and $1,077,000, respectively. During the thirteen weeks ended April 2, 2011, the Company had average daily debt outstanding of $20,533,000 as compared to average daily debt outstanding of $29,718,000 during the thirteen weeks ended March 27, 2010. During the thirty-nine weeks ended April 2, 2011, the Company had average daily debt outstanding of $21,373,000 as compared to average daily debt outstanding of $26,781,000 during the thirty-nine weeks ended March 27, 2010. Lower average outstanding debt was offset by an approximate 100 - 150 bps increase in interest rates under the terms of the 2008 Amended Credit Agreement, which increased interest expense by approximately $114,000 and $68,000 for the thirteen and thirty-nine week periods ended April 2, 2011 as compared to the same periods ended March 27, 2010, respectively. The 2008 Credit Agreement was amended during the third quarter of Fiscal 2010, fees incurred to provide this amendment are being amortized through June 2013. Interest expense recognized for the amortization of these fees totaled $26,000 and $78,000 for the thirteen and thirty-nine weeks ended April 2, 2011, respectively, as compared to $25,000 for the thirteen weeks ended March 27, 2010.

Income taxes

Income tax expense for the thirteen weeks ended April 2, 2011 was $1,510,000 as compared to $771,000 for the thirteen week period ended March 27, 2010. The Company’s income tax expense for the thirty-nine weeks ended April 2, 2011 was $1,020,000 as compared to income tax expense of $872,000 for the thirty-nine week period ended March 27, 2010. The Company’s effective tax rate was 34.3% and 38.4% for the thirty-nine week periods ended April 2, 2011 and March 27, 2010, respectively. The decrease in the Company’s effective tax rate was the result of a tax refund received that was related to LSS, the amount received exceeded the estimated fair value of income tax receivable that had been recorded in accounting for the business combination.

Discontinued operations

The results of operations for schools that are no longer operating under the Company’s management have been reflected in the consolidated financial statements and notes as discontinued operations for all periods presented. The operating results for discontinued operations in the unaudited statements of operations for all periods presented, net of tax are as follows (dollars in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Cost of services	$(23)	$(7)	$(70)	$(127)
Rent and other	(109)	(111)	(327)	(930)

Loss from discontinued operations before income tax benefit	(132)	(118)	(397)	(1,057)
Income tax benefit	52	45	157	407

Loss from discontinued operations	$(80)	$(73)	$(240)	$(650)

Net income

As a result of the above factors, the Company’s net income was $2,313,000 for the thirteen weeks ended April 2, 2011 as compared to $1,158,000 for the thirteen weeks ended March 27, 2010. As a result of the above factors, the Company’s net income was $1,716,000 for the thirty-nine weeks ended April 2, 2011 as compared to $746,000 for the thirty-nine weeks ended March 27, 2010.

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

Under the 2008 Amended Credit Agreement, at April 2, 2011 and May 5, 2011, there was $18,000,000 and $18,875,000 of borrowings outstanding, respectively. In addition, there was $2,615,000 outstanding for letters of credit at April 2, 2011 and May 5, 2011. The total unused and available portion of the 2008 Amended Credit Agreement, after allowance for the letters of credit, at April 2, 2011 was $54,385,000 and at May 5, 2011 was $53,510,000. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates, at April 2, 2011 and May 5, 2011, the Company had interest rate swap contracts with notional amounts totaling $13,000,000.

Due to the inherent nature of the education and preschool business, cash flows during the thirty-nine week periods presented are not necessarily indicative of cash flow patterns of the remaining business cycle. During the first quarter of the fiscal year, operating income is typically lower than any other period during the year. Also, during this period, collection of registration fees and the pre-payment of tuition are at a peak.

Cash provided by operating activities for the thirty-nine weeks ended April 2, 2011 and March 27, 2010 was $14,811,000 and $3,514,000, respectively. The $11,297,000 increase in the thirty-nine weeks ended April 2, 2011 as compared to same period ended March 27, 2010 was primarily due to increased deferred revenue of $4,540,000 of which $2,457,000 came from schools acquired subsequent to the first quarter of Fiscal 2010 and an increase of accounts payable and current liabilities of $7,044,000 due in large part to the timing of payments for rent and wages.

Cash used in investing activities for the thirty-nine weeks ended April 2, 2011 and the same period ended March 27, 2010 was $9,698,000 and $15,918,000, respectively. During the third quarter of Fiscal 2011, the Company used $5,075,000 for the acquisition of five preschools. During the first quarter of Fiscal 2010, the Company used $11,983,000 for the acquisition of one elementary school and an on-line distance learning private school.

Cash used for financing activities during the thirty-nine weeks ended April 2, 2011 was $3,480,000, which primarily consisted of the Company’s repayment of long-term debt. Cash provided by financing activities during the thirty-nine weeks ended March 27, 2010 was $13,660,000; which included net borrowings of $13,975,000, of which $11,983,000 was used to fund the acquisition of one elementary school and an on-line distance learning private school.

As a result of the above cash flow activity, total cash and cash equivalents increased by $1,663,000 from $1,606,000 at July 3, 2010 to $3,239,000 at April 2, 2011.

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

As of April 2, 2011 and July 3, 2010, outstanding borrowings totaled $18,000,000 and $21,500,000, respectively and outstanding letters of credit as of April 2, 2011 and July 3, 2010 were $2,615,000.

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

The ranges of margins applicable during the thirteen and thirty-nine week periods ended April 2, 2011 and March 27, 2010 were as follows:

Spreads added to LIBOR or Base Rates
	January 15, 2010 – April 2, 2011	June 28, 2009 – January 14, 2010
LIBOR rate plus debt to defined EBITDA-indexed rate	2.50% - 3.75%	1.15% - 2.40%
Base rate plus debt to defined EBITDA-indexed rate	1.50% - 2.75%	0.15% - 0.90%
Letter of Credit fees LIBOR plus defined EBITDA-indexed rate	2.50% -3.75%	1.15% - 2.40%

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

Long-Term Obligations and Commitments

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the terms of a contract, such as a loan agreement or lease agreement. Commercial commitments represent potential obligations for performance in the event of demands by third parties. At April 2, 2011, letter of credit commitments totaled $2,615,000.

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

Future minimum lease obligations, by year and in the aggregate, for all real properties, vehicle and other leases that the Company and its subsidiaries have entered into, consisted of the following at April 2, 2011 (dollars in thousands):

			Fiscal
	Total	Thirteen weeks ending July 2, 2011	2012	2013	2014	2015	Thereafter
Long term debt obligations including contractual interest	$19,944	$217	$870	$18,857	$-	$-	$-
Letters of credit	2,615	2,615	-	-	-	-	-
Operating leases	345,164	10,777	42,216	40,084	36,859	33,909	181,319

Total	$367,723	$13,609	$43,086	$58,941	$36,859	$33,909	$181,319

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

At April 2, 2011, there were six leased properties included in discontinued operations. Five of these properties are sub-leased and one remains vacant. The obligations of the leases that are subject to a sublease are substantially covered by the subtenant. If the parties under these sublease agreements default, the Company has the obligation to pay rent under the terms of these leases. The operating lease commitments reflected are net of sublease amounts due to the Company of $5,271,000. Some of the closed location real estate lease obligations extend beyond the term of the current subleases on those properties. The leases on the closed schools expire between 2011 and 2017. The Company’s liability with respect to closed school lease commitments could change if sublessees default under their sublease with the Company or if the Company is unsuccessful in subleasing additional closed schools or extending existing sublease agreements.

In addition to the lease obligations noted above, the Company has ongoing guarantees for eleven leases that were assigned to third parties. All of these leases will expire no later than April of 2013. The Company has assessed its exposure regarding the assignment of the Guaranteed Properties and has determined that the fair value of this exposure is de minimis and therefore has not recorded a liability for this contingency. The maximum potential undiscounted amount of future payments the Company could be required to pay under these guarantees as of April 2, 2011 is $1,103,000.

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

Capital expenditures for the thirty-nine weeks ended April 2, 2011 and March 27, 2010 were as follows (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	April 2, 2011	March 27, 2010
New school development	$747	$1,166
Facility renovations	2,510	1,847
Curriculum	714	854
Corporate and information systems	888	568

Total capital expenditures	$4,859	$4,435

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company has cash flow exposure as a result of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement and the 2008 Credit Agreement were subject to variable prime base rate pricing. Accordingly, a 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $18,000 and $62,000 for the thirteen weeks ended April 2, 2011 and March 27, 2010, respectively. A 1.0% change in the LIBOR rate and the prime rate would have resulted in interest expense changing by approximately $42,000 and $105,000 for the thirty-nine weeks ended April 2, 2011 and March 27, 2010, respectively.

Interest Rate Swap Agreements

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The instruments are subject to varying degrees of market risk, including rate and price fluctuations and elements of credit risk in the event the counterparty should default. Amounts received or paid with regard to derivative instruments as a part of designated transactions result in the reclassification of amounts previously recognized as other comprehensive income related to the forecasted transaction, which when realized, are netted in interest expense. Amounts reclassified into earnings as additional interest expense related to designated derivative instruments for the thirteen weeks ended April 2, 2011 and March 27, 2010 were $42,000 and $99,000, respectively. Amounts reclassified into earnings as additional interest expense related to designated derivative instruments for the thirty-nine weeks ended April 2, 2011 and March 27, 2010 were $126,000 and $256,000, respectively.

At April 2, 2011 and July 3, 2010, the Company had the following interest rate swap contracts outstanding that were designated as cash flow hedges and were determined to be highly-effective (dollars in thousands):

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

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2011. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1.	Legal Proceedings

The Department of Justice, or DOJ, filed a lawsuit on April 29, 2009 in the U.S. District Court for the Eastern District of Pennsylvania against the Company alleging that the Company violated Title III of the ADA by excluding children with disabilities from its schools and programs. The complaint sought an unspecified amount in compensatory damages and civil penalties, as well as declaratory and injunctive relief.

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

NOBEL LEARNING COMMUNITIES, INC.

Dated: May 12, 2011	By:	/S/ THOMAS FRANK
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